Form 10-K/A
period 1993-12-31
SIERRA HEALTH SERVICES INC
filed 1995-03-23
CIK 754009

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K/A-2
(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended December 31, 1993

                                OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from              to

                  Commission file number:  1-8865
                   SIERRA HEALTH SERVICES, INC.
      (Exact name of Registrant as specified in its charter)
NEVADA                                                  88-0200415
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                      Identification
                                                            Number)
                           2724 NORTH TENAYA WAY
                         LAS VEGAS, NEVADA  89128
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (702) 242-7000
     Securities registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each
Common Stock, par value $.005                     exchange on
                                                which registered
                                            American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES  [ X ]     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-2 or any amendment to this Form 10-K/A-2. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 1994 was $270,604,000.

The number of shares of the registrant's common stock outstanding on March 18, 1994 was 12,512,446.

                      DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                       WHERE INCORPORATED
Portions of the registrant's definitive          Part III
proxy statement for its 1994 annual
meeting to be filed by April 30, 1994.


                       SIERRA HEALTH SERVICES, INC.

                      1993 FORM 10-K/A ANNUAL REPORT

                           TABLE OF CONTENTS


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                            3

Signature                                                        8

Exhibit Index                                                    9

                            PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:



    Independent Auditors' Report
    Consolidated Balance Sheets at December 31, 1993 and 1992 Statements of Consolidated Operations for the years ended
      December 31, 1993, 1992 and 1991
    Statements of Changes in Consolidated Stockholders' Equity
      for the years ended December 31, 1993, 1992 and 1991 Statements of Consolidated Cash Flows for the years ended
      December 31, 1993, 1992 and 1991
    Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules:

    Schedule I    - Marketable Securities
                    and Other Investments
    Schedule III  - Condensed Financial Information of Registrant
    Schedule V    - Land, Building and Equipment
    Schedule VI   - Accumulated Depreciation, Depletion and
                    Amortization of Building and Equipment
    Schedule VIII - Valuation and Qualifying Accounts
    Schedule X    - Supplementary Income Statement Information

All other schedules are omitted because they are not applicable, not required, or because the required information is in the financial statements or notes thereto.

(a)(3) and (c)The following exhibits are filed as part of this Report as required by Item 601 of Regulation S-K:

* (3.1)  Certificate of Incorporation of the Registrant as
amended to date.   Incorporated by reference to Exhibit 3 to
the Registrant's Form 10-K filed for the fiscal year ended
December 31, 1990.

* (3.2)  Amended and Restated Bylaws of the Registrant.***

* (3.3)  Certificate of Division of Shares into Smaller
Denominations of Sierra Health Services, Inc. dated
November 11, 1992 and filed with the Nevada Secretary of State on November 13, 1992. Incorporated by Reference to Exhibit
3.3 to the Registrant's Form 10-K for the fiscal year ended
December 31, 1992.

* (10.1) Agreement between Sierra Health Services, Inc. and Macess Paperless Systems for claims processing software dated March 25, 1993. Incorporated by reference to Exhibit 10.2 to Registrant's 10-Q for the three month period ended March 31, 1993.

** (10.2)Hospital Services Agreement with Sunrise Hospital and
Medical Center dated April 29, 1988, together with amendments thereto to date.

* (10.3) Pension Plan Administration Sale Agreement between
Sierra Health Services, Inc. and E.A. Edberg Associates, Inc.
dated January 4, 1994.

* (10.4) Loan Agreement with Compensation Management Programs,
Inc., as amended to date.  Incorporated by reference to
Exhibit 10.5 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.5) Acquisition Term Note in the principal aggregate amount of $635,000 dated December 30, 1992 payable to the order of Sierra Health Services, Inc. Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.6) Promissory Note for Revolving Line in the aggregate principal amount of $1,365,000 dated December 30, 1992 payable to the order of Sierra Health Services, Inc. Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.7) Excess Medical Professional and General Liability Insurance policy dated June 11, 1991 with Reliance Insurance Company of Illinois covering SMA. Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.

* (10.8) Reinsurance agreement between Sierra Health and Life
Insurance Company, Inc. and Lincoln National Life Insurance
Company effective December 31, 1991. Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.

* (10.9) Reinsurance agreements between Sierra Health and Life
Insurance Company, Inc. and Allianz Life Insurance Company dated October 1, 1993.

* (10.10)Reinsurance agreement between Health Plan of Nevada,
Inc. and Allianz Life Insurance Company dated June 1, 1993.

* (10.11)Reinsurance agreement between Sierra Health and Life Insurance Company, Inc. and Connecticut General Life Insurance Company dated September 14, 1992. Incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
                .
* (10.12)Administrative Services agreement between Health Plan of Nevada, Inc. and Sierra Health Services, Inc. dated December 1, 1987. Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.



* (10.13)Administrative Services agreement between Sierra Health and Life Insurance Company, Inc. and Sierra Health Services, Inc. dated April 1, 1989. Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.

* (10.14)Design and Construction Agreement between Sierra
Health Services, Inc. and Marshall Erdman & Associates dated
October 5, 1993.

* (10.15)Promissory Note payable to the City of Las Vegas in the principal amount of $2,789,000 dated December 18, 1992. Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.16)Agreement between Health Plan of Nevada, Inc. and the United States Health Care Financing Administration dated
July 24, 1992. Incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.17)Lease Agreement with Norstan Financial Services for telephone equipment dated July 20, 1993.

* (10.18)Agreement between Sierra Health Services, Inc. and Primerit Bank for $5,000,000 Line of Credit dated May 14, 1993. Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed for the three month period ended March 31, 1993.

* (10.19)Loan Agreement between Bank of America, Nevada,
Sierra Health Services, Inc., Health Plan of Nevada, Inc. and
Sierra Health and Life Insurance Company, Inc. dated
November 30, 1993 in the principal amount the $14,000,000.

* (10.20)Loan Agreement between Home Federal Savings and Loan Association and 2314 West Charleston Partnership dated September 15, 1989 in the principal amount of $3,400,000. Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.21)Lease Agreement with Digital Equipment Corporation for computer hardware dated June 16, 1992 together with Digital Master Lease Agreement dated May 8, 1989.
Incorporated by reference to Exhibit 10.23 to the Registrant's
Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.22)Promissory notes assumed by Southwest Medical
Associates, Inc. payable to Key Bank of Washington, formerly
Savings Bank of Puget Sound, with the principal amounts totaling $7,500,000.



* (10.23)Assumption and Reaffirmation Agreements dated March
25, 1994.

* (10.24)Unconditional Guarantees dated March 25, 1994.

* (10.25)Compensatory Plans, Contracts and Arrangements.


   (1) Employment Agreements with Anthony M. Marlon, M.D.; Robert A. Mayer; Erin E. MacDonald; Jerry D. Reeves, M.D., John A. Nanson, M.D., Frank E. Collins, Marie H. Soldo and William R. Godfrey with various dates. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

   (2)  Sierra Health Services, Inc. Second Amended and Restated
1986 Stock Option Plan as amended to date. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

   (3)  Sierra Health Services, Inc. Second Restated Capital
Accumulation Plan, as amended to date. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

   (4)  Sierra Health Services, Inc. Supplemental Retirement
Plan, as amended to date.  Incorporated by reference to
Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

   (5) 1992 Cash Bonus Incentive Plan. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.26)Construction Agreement with TKCC Inc. (dba Koll
Construction) dated December 10, 1992. Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.27)Construction Management Agreement with Chanen
Construction dated January 5, 1993. Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.28)Agreement with IDX Corporation for purchase of medical group software dated June 29, 1992. Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.29)Aircraft purchase documentation between Sierra Health
Services, Inc. and Great Planes Sales, Inc. with various dates. Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed for the fiscal year ended
December 31, 1992.


 * (11)  Computation of earnings per share.


 * (22)  Subsidiaries of the registrant (listed herein):

         Health Plan of Nevada, Inc., a Nevada corporation.
         Southwest Medical Associates, Inc., a Nevada corporation.
         Sierra Health and Life Insurance Company, Inc., a
         Nevada corporation.
         Family Health Care Services, a Nevada corporation.
         Southwest Realty, Inc., a Nevada corporation.
         Family Home Hospice, Inc., a Nevada corporation.
         Sierra Healthcare Options, Inc. , a Nevada
         Corporation.
         Behavioral Healthcare Options, Inc., a Nevada
         Corporation

 * (23)  Consent of Deloitte & Touche.

         All other Exhibits are omitted because they are not applicable.

(b)   Reports on Form 8-K

    None.

(d)   Financial Statement Schedules

    The Exhibits set forth in Item 14(a)(2) are filed herewith.


- ----------------

*    Previously filed.

**   Revised copy of Letter of Agreement Amendment previously
filed. Confidential treatment has been requested and approved for portions of this exhibit. The confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*** Approved by the Board of Directors, subject to stockholder approval of Article VII thereof at the Annual Meeting of Stockholders set for June 14, 1994. Unless and until said stockholder approval is obtained, Article VII of the Bylaws of the Registrant, as incorporated by reference to
Exhibit 99 to Registrants Form 10-Q of the period ended
March 31, 1993, shall remain in full force and effect.

                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                         SIERRA HEALTH SERVICES, INC.
                               (Registrant)


                         By:  JAMES L. STARR
                               (Signature)
                            James L. Starr, Vice President,
                            Chief Financial Officer
                            (Principal Accounting Officer)
                            and Treasurer

Date:  March 23, 1995

        EXHIBIT INDEX

                                                                   Page

(a)(3) and (c)The following exhibits are filed as part of this Report as required by Item 601 of Regulation S-K:

    * (3.1)Certificate of Incorporation of the Registrant as amended to date. Incorporated by reference to Exhibit 3 to the Registrant's Form 10-K filed for the fiscal year ended
December 31, 1990.

    * (3.2) Amended and Restated Bylaws of the Registrant. ***

    * (3.3)Certificate of Division of Shares into Smaller
Denominations of Sierra Health Services, Inc. dated
November 11, 1992 and filed with the Nevada Secretary of State on November 13, 1992. Incorporated by Reference to
Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992.

    ** (10.1)Agreement between Sierra Health Services, Inc.
and Macess Paperless Systems for claims processing software dated March 25, 1993. Incorporated by reference to Exhibit
10.2 to Registrant's 10-Q for the three month period ended
March 31, 1993.

    * (10.2)Hospital Services Agreement with Sunrise Hospital         14
and Medical Center dated April 29, 1988, together with amendments thereto to date.

    * (10.3)Pension Plan Administration Sale Agreement between
Sierra Health Services, Inc. and E.A. Edberg Associates, Inc.
dated January 4, 1994.

    * (10.4)Loan Agreement with Compensation Management Programs,
Inc., as amended to date.  Incorporated by reference to Exhibit
10.5 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

    * (10.5)Acquisition Term Note in the principal aggregate amount of $635,000 dated December 30, 1992 payable to the order of Sierra Health Services, Inc. Incorporated by reference to
Exhibit 10.6 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

    * (10.6)Promissory Note for Revolving Line in the aggregate principal amount of $1,365,000 dated December 30, 1992 payable to the order of Sierra Health Services, Inc. Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.


    * (10.7)Excess Medical Professional and General Liability Insurance policy dated June 11, 1991 with Reliance Insurance Company of Illinois covering SMA. Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.

    * (10.8)Reinsurance agreement between Sierra Health and Life Insurance Company, Inc. and Lincoln National Life Insurance Company effective December 31, 1991. Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.

    * (10.9)Reinsurance agreements between Sierra Health and Life
Insurance Company, Inc. and Allianz Life Insurance Company dated
October 1, 1993.

    * (10.10)Reinsurance agreement between Health Plan of Nevada,
Inc. and Allianz Life Insurance Company dated June 1, 1993.

    * (10.11)Reinsurance agreement between Sierra Health and Life Insurance Company, Inc. and Connecticut General Life Insurance Company dated September 14, 1992. Incorporated by reference to
Exhibit 10.21 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
                .
    * (10.12)Administrative Services agreement between Health Plan of Nevada, Inc. and Sierra Health Services, Inc. dated December 1, 1987. Incorporated by reference to Exhibit 10.17 to Registrant's Form 10-K filed for the fiscal year ended December 31, 1991.

    * (10.13)Administrative Services agreement between Sierra Health and Life Insurance Company, Inc. and Sierra Health Services, Inc.
dated April 1, 1989. Incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K filed for the fiscal year ended
December 31, 1991.

    * (10.14)Design and Construction Agreement between Sierra Health Services, Inc. and Marshall Erdman & Associates dated
October 5, 1993.

    * (10.15)Promissory Note payable to the City of Las Vegas in the principal amount of $2,789,000 dated December 18, 1992. Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.


    * (10.16)Agreement between Health Plan of Nevada, Inc. and the United States Health Care Financing Administration dated July 24, 1992. Incorporated by reference to Exhibit 10.18 to the Registrant's
Form 10-K filed for the fiscal year ended December 31, 1992.

    * (10.17)Lease Agreement with Norstan Financial Services for telephone equipment dated July 20, 1993.

    * (10.18)Agreement between Sierra Health Services, Inc. and Primerit Bank for $5,000,000 Line of Credit dated May 14, 1993.
Incorporated by reference to Exhibit 10.2 to the Registrant's
Form 10-Q filed for the three month period ended March 31, 1993.

    * (10.19)Loan Agreement between Bank of America, Nevada, Sierra Health Services, Inc., Health Plan of Nevada, Inc. and Sierra Health and Life Insurance Company, Inc. dated November 30, 1993 in the principal amount the $14,000,000.

    * (10.20)Loan Agreement between Home Federal Savings and Loan Association and 2314 West Charleston Partnership dated September 15, 1989 in the principal amount of $3,400,000. Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

    * (10.21)Lease Agreement with Digital Equipment Corporation for computer hardware dated June 16, 1992 together with Digital Master
Lease Agreement dated May 8, 1989. Incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

    * (10.22)Promissory notes assumed by Southwest Medical Associates, Inc. payable to Key Bank of Washington, formerly Savings Bank of Puget Sound, with the principal amounts totaling $7,500,000.

    * (10.23)Assumption and Reaffirmation Agreements dated March 25, 1994.

    * (10.24)   Unconditional Guarantees dated March 25, 1994.


    * (10.25)  Compensatory Plans, Contracts and Arrangements.

           (1)Employment Agreements with Anthony M. Marlon, M.D.; Robert A. Mayer; Erin E. MacDonald; Jerry D. Reeves, M.D., John A. Nanson, M.D., Frank E. Collins, Marie H. Soldo and William R. Godfrey with various dates. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

           (2)Sierra Health Services, Inc. Second Amended and
Restated 1986 Stock Option Plan as amended to date.
Incorporated by reference to Exhibit 10.24 to the Registrant's
Form 10-K filed for the fiscal year ended December 31, 1992.

           (3)Sierra Health Services, Inc. Second Restated
Capital Accumulation Plan, as amended to date. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

           (4)Sierra Health Services, Inc. Supplemental
Retirement Plan, as amended to date. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

           (5)1992 Cash Bonus Incentive Plan. Incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.26)  Construction Agreement with TKCC Inc. (dba Koll
Construction) dated December 10, 1992. Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.27)  Construction Management Agreement with Chanen
Construction dated January 5, 1993. Incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.

* (10.28) Agreement with IDX Corporation for purchase of medical group software dated June 29, 1992. Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.


* (10.29) Aircraft purchase documentation between Sierra Health Services, Inc. and Great Planes Sales, Inc. with various dates. Incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.


 * (11)    Computation of earnings per share.

 * (22)    Subsidiaries of the registrant (listed herein):

           Health Plan of Nevada, Inc., a Nevada corporation. Southwest Medical Associates, Inc., a Nevada corporation.
           Sierra Health and Life Insurance Company, Inc., a
           Nevada corporation.
           Family Health Care Services, a Nevada corporation. Southwest Realty, Inc., a Nevada corporation. Family Home Hospice, Inc., a Nevada corporation. Sierra Healthcare Options, Inc. , a Nevada corporation.
           Behavioral Healthcare Options, Inc., a Nevada
           Corporation

 * (23)    Consent of Deloitte & Touche.

    All other Exhibits are omitted because they are not applicable.

(b)   Reports on Form 8-K

    None.

(d)   Financial Statement Schedules

    The Exhibits set forth in Item 14(a)(2) are filed herewith.

- ----------------
*    Previously filed.

**   Revised copy of Letter of Agreement Amendment previously
filed. Confidential treatment has been requested and approved for portions of this exhibit. The confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*** Approved by the Board of Directors, subject to stockholder approval of Article VII thereof at the Annual Meeting of Stockholders set for June 14, 1994. Unless and until said stockholder approval is obtained, Article VII of the Bylaws of the Registrant, as incorporated by reference to
Exhibit 99 to Registrants Form 10-Q of the period ended
March 31, 1993, shall remain in full force and effect.


EXHIBIT 10.2



October 19, 1993


Mr. A. Allan Stipe
Sunrise Hospital and Medical Center
3186 So. Maryland Pkwy.
Las Vegas, NV  89109

Re:  Letter of Agreement Amendment
     to Sierra Health Services', Inc. ("Sierra")
     Sunrise Hospital Services Agreement

Dear Allan:

Sierra makes the following offer to amend the existing
Hospital Services Agreement:

1.   For the period of August 1, 1993 through December 31,
1993, Health Plan of Nevada, Inc. ("HPN") agrees to pay
Sunrise Hospital and Medical Center ("Sunrise") a hospital per
diem of  [*]     for each day of inpatient hospital
utilization by its HPN Medicare members.

2. For the period of January 1, 1994 through December 31, 1994, HPN agrees to pay Sunrise a hospital per diem of [*] for each day of inpatient hospital utilization by its Health Plan of Nevada, Inc. Medicare members. If Medicare DRG payment is reduced by more than [*], HPN may elect the option of converting to DRG payment with six(6) months prior written notice.

3.   For the period of August 1, 1993 through December 31,
1993, HPN and SHL agree to pay Sunrise for each day of inpatient hospital utilization by HPN's Non-Medicare members.
Sierra Health & Life Insurance Company's fully-insureds the following rates:

    OB           $    [*]         per day
    Boarder Baby      [*]         per day
    All Others        [*]         per day
    Open Heart Surgery[*]         for the first seven(7)
                                  days;
                                  applicable per diem
                                  thereafter
    Cardiac Cath      [*]         in addition to the per
                                  diem
    Angioplasty       [*]         in addition to the per
                                  diem



4.  For the period of October 15, 1993 through December 31,
1993, Sierra Healthcare Options, Inc. ("SHO") agrees to pay
Sunrise for each day of inpatient hospital utilization by SHO's Non-Medicare members, the following rates, except as noted in paragraph seven(7):

    OB            $   [*]         per day
    Boarder Baby      [*]         per day
    All Others        [*]         per day
    Open Heart Surgery[*]         for the first seven(7)
                                  days;
                                  applicable per diem
                                  thereafter
    Cardiac Cath      [*]         in addition to the per
                                  diem
    Angioplasty       [*]         in addition to the per
                                  diem

5. For the period of January 1, 1994 through December 31, 1994, HPN, SHL and SHO agree to pay Sunrise for each day of inpatient hospital utilization by HPN's Non-medicare members, Sierra Health & Life Insurance Company insureds and SHO's members the following rates, except as noted in Paragraphs Six(6) and Eight(8) below:

    OB           $    [*]         per day
    Boarder Baby      [*]         per day
    All Others        [*]         per day
    Open Heart Surgery[*]         for the first seven(7)
                                  days;
                                  applicable per diem
                                  thereafter
    Cardiac Cath      [*]         in addition to the per
                                  diem
    Angioplasty       [*]         in addition to the per
                                  diem

6. For the period of May 1, 1994 through December 31, 1994, the Sunrise Hospital per diem for OB Admission will be reduced to $ [*] per day for HPN and SHL members.

7.  For the period of August 1, 1993 through December 31,
1993, the State of Nevada through SHO, shall be entitled to the following inpatient rates from Sunrise:

    OB           $    [*]         per day
    Boarder Baby      [*]         per day
    All Others        [*]         per day
    Open Heart Surgery[*]         for the first seven(7)
                                  days;
                                  applicable per diem
                                  thereafter
    Cardiac Cath      [*]         in addition to the per
                                  diem
    Angioplasty       [*]         in addition to the per
                                  diem



8.  For the period of January 1, 1994 through December 31,
1994, the State of Nevada through its SHO contract shall be entitled to the following inpatient rates from Sunrise:

    OB            $   [*]         per day
    Boarder Baby      [*]         per day
    All Others    $   [*]         per day
    Open Heart Surgery[*]         for the first seven(7) days;
                                  applicable per diem thereafter
    Cardiac Cath      [*]         in addition to the per diem
    Angioplasty       [*]         in addition to the per diem

    Thereafter the regular SHO rates will apply.

9. The discount for outpatient services will be increased from [*] effective August 1, 1993 for HPN and SHL and October 15, 1993 for SHO clients.

10. Guarantee of minimum percentages of HPN bed day utilization - HPN will direct business to Sunrise, and will guarantee the following minimum percentages of HPN's Las Vegas market inpatient utilization days for the aggregate period of October 1, 1993 through April 30, 1994:

             HPN      -        Medicare                 [*]

             HPN      -        Non-Medicare             [*]

11. Guarantee of minimum percentages of HPN bed day utilization - HPN will direct business to Sunrise and will guarantee the following minimum percentages of HPN's Las Vegas market inpatient days for all quarters beginning on or after May 1, 1994 through the term of the
Agreement:

             HPN      -        Medicare                 [*]

             HPN      -        Non-Medicare             [*]

12. To the extent HPN Medicare bed day utilization exceeds [*] , the Non- Medicare bed day utilization guarantee shall be credited with the number of Medicare bed days which exceed [*] . To the extent that HPN Non-Medicare bed day utilization exceeds [*] through April 30, 1994 and [*] after May 1, 1994, the HPN Medicare bed day utilization guarantee shall be credited with the number of HPN Non-Medicare bed days which exceed the applicable percentage.

13. To the extent SHL and SHO bed day utilization at Sunrise exceeds 1000 days quarterly, HPN shall receive credit against its quarterly bed day utilization guarantee for HPN Non-Medicare days.

14. HPN shall also receive credit against its quarterly bed day utilization guarantee in an amount equal to the number of days associated with divert admissions from Sunrise.


15. In the event HPN fails to satisfy the quarterly percentage of market share utilization guarantee at Sunrise, HPN shall pay in the following quarter an amount equal to the bed day guarantee short fall multiplied by $ [*] , except as noted in this paragraph. In the event HPN fails to satisfy the percentage of market share utilization guarantee at Sunrise for the period of October 1, 1993 through April 30, 1994, HPN shall pay in the following quarter an amount equal to the bed day guarantee short fall multiplied by $ [*] .

16. For purposes of calculating the percentage of bed day utilization by HPN, the Las Vegas market area shall include all of Las Vegas, Boulder City and Henderson hospital facilities utilized by Sierra. It shall also include Bullhead City and Laughlin, but only to the extent that the percentage of HPN's inpatient days in the Laughlin/Bullhead City area does not exceed [*] of the inpatient days in HPN's Las Vegas Market area. Any inpatient days above the [*] amount will be excluded from both the numerator and denominator in determining HPN's satisfaction of its percentage of bedday utilization guarantee at Sunrise. For these purposes, the Las Vegas market area excludes patient days in Kingman, AZ and Lake Havasu, AZ areas.

17. For purposes of auditing HPN's satisfaction of this quarterly percentage of bed day utilization at Sunrise, HPN shall provide Sunrise mutually agreed upon reports within thirty (30) days after the close of any quarter, or applicable period. Annually, Sierra's outside CPA auditing firm will attest as to the accuracy of these quarterly or applicable period, reports.

18. Sunrise will be the exclusive provider for HPN in the Las Vegas market for pediatric open heart surgery and elective pediatric intensive care, elective heart caths, elective angioplasty and elective adult open heart surgery.

19. HPN Obstetrics providers will be limited to Sunrise, St. Rose (and UMC for county employees only) plus up to fifty (50) admissions at other Las Vegas hospitals for every twelve (12) month period by SMA Nurse Midwives. This paragraph shall not apply to deliveries at an alternative birthing center.

20. Annual rate increases after December 31, 1994 for all Sunrise services shall be equal to the all urban national consumer CPI increase subject to a
minimum increase of [*] and a maximum increase of [*]        subject to the
provisions of paragraph 26.

21. The term of this Agreement will begin August 1, 1993 and end September 30, 1998. Thereafter, it may be extended by mutual consent.

22. It is understood that any Medicaid Managed Care Agreements, any Agreements resulting solely from new governmental regulations adopted pursuant to a health care reform initiative, and any Medicare Risk HMO Agreements paid at one hundred percent (100%) of the Medicare DRG rates plus the appropriate pass throughs are exempt from the favored nations provisions of this Agreement.


23. If Sierra should subsequently contract for Medicaid managed care business, Sunrise Hospital will be a preferred provider hospital subject to the parties agreeing to mutually acceptable rates.

24. If SHO should subsequently contract for Workers' Compensation managed care business, Sunrise Hospital will be a provider hospital and will be paid at the rates established by the State Industrial Insurance System ("SIIS") for workers' compensation patients unless Sunrise contracts with any other third-party payor, employer, or any other type of entity at a rate lower than the rates established by SIIS. In the event Sunrise contracts with any such parties at a rate lower than SIIS, SHO shall be automatically entitled to such lower workers' compensation rates on the same date any such party has become entitled to such lower rates.

25. If after August 1, 1993, Sierra should establish new lines of business which are materially different in both its commercial and contract medicare business (except as provided for in paragraph 22) from existing lines of business and not specifically addressed in this Agreement, then both parties agree to negotiate terms and conditions for the new lines of business.

26.    a.    Sunrise hereby agrees that for the term of this  Agreement that the per diem rates charged to HPN, SHL and SHO shall at all times during the term
of this Agreement be [*]   less than that charged to any third party payor,
employer, benefit plan or program, or any other payment source of any nature ("payors") which has less than the combined annual aggregate bed patient volume at Sunrise of HPN, SHL and SHO. For purposes of this favored nations provision, a coalition or association of payors shall not be considered a single payor for purposes of aggregating bed patient volume at Sunrise and thereby being allowed more favorable rates.

       b.    For purposes of determining on a prospective payment basis whether
the rates of payment in a contract with a particular payor are [*]   greater
than the rates under this Agreement, Sunrise will calculate the average per diem for such alternate payor by assuming such payor will have the same annual percentage of inpatient utilization by category of service as HPN does for its non-Medicare or Medicare business, whichever is applicable. The categories of service are identified in Attachment A, hereto. The parties further agree that HPN's annual percentage of utilization by category of service shall be adjusted on a quarterly basis. The calculated prospective (Non-Medicare/Medicare) average per diem will be compared to HPN's calculated (non-
Medicare/Medicare) average per diem when determining compliance with this favored nations provision. The effective date of the payor's contract must be within one hundred twenty (120) days of the prospective analysis, otherwise Sunrise shall recalculate the proposed rates using the methodology described in this paragraph.  Sunrise agrees to notify Sierra within thirty days of the
execution of any contract whose rates are not at least [*]   greater than
HPN's, SHL's, and SHO's rates.


       c. If Sunrise enters into a Capitation Agreement for inpatient services, Sunrise will use the following calculations in prospectively determining the capitation rate:

             Capitation PMPM = (Days per 1000/12,000) x alternate payor's calculated average per diem. Sunrise will use the same methodology identified in paragraph 26.b and Attachment A., in determining the calculated average per diem for HPN. HPN's average per diem will be compared to the alternate payor's average per diem used in the above capitation calculation to determine compliance with the favored nations provision.

             Sunrise will use the following rate per 1000 depending upon which services are included in the capitation:

             For the period of October 1, 1993 through September 30, 1995.

             (1) All services (inclusive of in area, out of area and mental health/substance abuse)

                      Non Medicare                      260 days per 1000
                      Medicare                          1523 days per 1000

             (2) In area services (excluding out of area and mental health/substance abuse)

                      Non Medicare                      223 days per 1000
                      Medicare                          1313 days per 1000

             For the period of October 1, 1995 through September 30, 1996, Sunrise will use HPN's prior year rate per thousand inflated by [*] in determining the appropriate rate per 1000 to use in calculating a capitation rate.

             For the period of October 1, 1996 through September 30, 1998, Sunrise will use HPN's prior year rate per thousand inflated by 1 in determining the appropriate rate per 1000 to use in calculating a capitation rate.

       d. Sunrise hereby agrees that it shall not contract with any payor for a single category service capitation arrangement(i.e. neonatology, orthopaedic surgery, obstetrics etc) until after Sunrise has provided prior written notice to Sierra and Sierra has agreed to the methodology used in calculating the single category of service capitation. Such agreement by Sierra for a single capitation arrangement shall not be unreasonably withheld.


       e. Sunrise shall engage an independent firm of Certified Public Accountants ("CPAs") in conjunction with the annual audit of Sunrise's financial statements to certify that the contracts with all other such payors with less bed patient volume than HPN, SHL
             and SHO are [*]   greater than the rates of payment under this
             Agreement. The costs for the independent certified public accounting firm shall be borne by Sunrise. Within ten (10) working days of the completion of its review, the CPAs shall issue a letter to Sierra confirming that no other payor with less bed
             patient volume has rates which are not at least [*]   greater than
             those charged to HPN, SHL and SHO for the prior calendar year except as otherwise allowed by paragraph 22.


       f.    In the event Sunrise has provided rates to any payor which are not
             at least [*]   greater than Sierra's and such payor has not
             generated bed patient day volume at Sunrise equal to that generated by HPN, SHL and SHO, then HPN, SHL and SHO shall be entitled to a reduction in their per diem rates for the period in question. In addition, the reduction shall be applied on a prospective basis and shall be equal to the difference between the percentage amount under such other payor's contract by which such
             contract failed to maintain the [*]   pricing differential
             provided for in this favored nations clause.


       If a dispute arises relative to the favored nations provisions, a meeting will be arranged within ten (10) days between the CPAs of both Companies. The CPAs for both companies will work in good faith to resolve the issue. If they can resolve the issue, no further action will be necessary; if the parties are unable to resolve the issue, arbitration in accordance with Nevada law will be used.

If you are in agreement with the proposed terms of this Letter of Agreement, please sign below.

Sincerely,


Frank Collins
(Signature)

cc:    Larry Howard





SUNRISE HOSPITAL AND              SIERRA HEALTH SERVICES, INC.
MEDICAL CENTER


By:  A. Allan Stipe               By:  Anthony Marlon
     (Signature)                       (Signature)

     A. Allan Stipe               Anthony Marlon
     President and CEO            President and CEO




[*] Confidential treatment has been requested for portions of this exhibit. The confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.