Form 10-K
SIERRA HEALTH SERVICES INC
filed 1995-03-30
CIK 754009

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/  ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF THE SECURITIES
      EXHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                        OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM______ TO______

                        COMMISSION FILE NUMBER:  1-8865



                          SIERRA HEALTH SERVICES, INC.


             (Exact name of Registrant as specified in its charter)

             NEVADA                                 88-0200415


 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  Incorporation or organization)

                              2724 NORTH TENAYA WAY
                            LAS VEGAS, NEVADA  89128
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 242-7000 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             Name of each exchange on
          Title of each class                     which registered
      COMMON STOCK, PAR VALUE $.005           NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---      ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 1995 was $383,340,000.

The number of shares of the registrant's common stock outstanding on March 20, 1995 was 14,714,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                          WHERE INCORPORATED

  Portions of the registrant's definitive          Part III
  proxy statement for its 1995 annual
  meeting to be filed by March 31, 1995.

                          SIERRA HEALTH SERVICES, INC.

                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    11

Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . .    11

                                     PART II

Item  5.  Market for Registrant's Common Stock and
          Related Stockholder Matters. . . . . . . . . . . . . . . . . . .    12

Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .    13

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . . . . . . .    14

Item  8.  Financial Statements and Supplementary Data. . . . . . . . . . .    21

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . .    43

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .    43

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .    43

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . . .    43

Item 13.  Certain Relationships and Related Transactions . . . . . . . . .    43

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44

                                     PART I


ITEM 1.  BUSINESS.


                                     GENERAL

    Sierra Health Services, Inc. (the "Company") is a managed health care company that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. The Company's strategy has been to develop and offer a portfolio of managed health care products to employer groups and individuals. The Company's broad range of managed health care services is provided through its federally qualified health maintenance organization ("HMO"), managed indemnity plans, a third-party administrative services program for employer-funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

    The Company's primary types of coverage are an HMO plan and a managed indemnity plan, which includes a preferred provider organization ("PPO") option. In 1994, the Company enhanced its product line by introducing the first HMO Point of Service plan in Nevada. This new product allows members to choose one of the above coverage options when medical services are required instead of one plan for the entire year.

    As of December 31, 1994, the Company provided HMO products to 126,460 members, managed indemnity products to 24,428 members and administrative services to 65,454 members. Of these members, approximately 95% reside in Nevada and the balance reside in six other states. In addition, the Company provides workers' compensation medical management programs for 78,868 employees in Nevada. The Company estimates that, as of December 31, 1994, enrollees in its HMO represented approximately 60% of all HMO enrollees in Nevada. The Company's diverse HMO membership includes governmental, union and commercial groups as well as individual members.

    The Company operates a mixed group/network model HMO as well as a PPO. Most of its managed health care services in southern Nevada are provided through its networks of over 1,500 providers and 12 hospitals. These networks include the Company's multi-specialty medical group, which provides medical services to approximately 80% of the Company's HMO members and employs 113 primary care and other providers in over 20 medical specialties. The Company directly provides home health care, hospice care and behavioral health care services. In addition, the Company operates a 24-hour urgent care center, a radiology department, a vision department, an occupational medicine department and a free-standing, state licensed and Medicare approved ambulatory surgery center. The Company believes that this vertical integration of its health care delivery system provides a competitive advantage as it has helped it to manage health care costs effectively while delivering quality care. For the twelve months ended December 31, 1994, the Company's medical-loss ratio was 74.3%.

    The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128 and its telephone number is (702) 242-7000.

PRODUCTS AND SERVICES

    The Company, through its own health care delivery system, provides a comprehensive range of outpatient services encompassing most of the managed care services required by its members with the primary exceptions of acute hospital care and pharmaceutical services.

    HMO. The Company's HMO was established in 1981 and began enrolling members in southern Nevada in October 1982. As of December 31, 1994, the HMO had 126,460 members. The HMO is a mixed group/network model with most of the primary physician health care and many specialty services provided by the Company's wholly-owned multi-specialty medical group. As of December 31, 1994, the HMO's members were served by 113 primary care and other providers employed by the Company, approximately 750 additional contracted health care providers, and 11 hospitals. Contracted primary care physicians and specialists are compensated on a capitation or modified fee-for-service basis. Contracts with its primary hospitals are generally on a discounted per diem basis. Members receive a wide range of coverage after paying a nominal co-payment and are eligible for preventive care coverage. The HMO does not require deductibles, co-insurance or claim forms. Within the HMO system, physicians who practice in the fields of family practice, internal medicine, pediatrics and obstetrics/gynecology provide routine and preventive medical care and are responsible for managing referrals to specialists. The HMO also provides vision care and dental services on a capitation and modified fee-for-service basis through contractual arrangements with independent providers and its optometry group. It contracts for prescription drugs with a national drug chain on a discounted fee-for-service basis.

   In addition to its commercial HMO plan, which involves traditional HMO benefits and Point of Service benefits, the Company offers a prepaid health care program for Medicare-eligible beneficiaries called Senior Dimensions. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in the Company's service area. Federal legislation has promoted delivery of health care through HMOs to Medicare beneficiaries. Such legislation provides that the federal government will reimburse HMOs for health care services to Medicare beneficiaries in an amount equal to 95% of the Medicare payments to fee-for-service providers in a defined service area. As of December 31, 1994, approximately 19,760, or 15.6%, of the Company's total HMO members were enrolled in Senior Dimensions. The Senior Dimensions plan enables Medicare beneficiaries to reduce their out-of-pocket expenses and receive additional benefits not covered by Medicare.


    MANAGED INDEMNITY. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either non-contracted or contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's southern Nevada PPO network, consisting of approximately 1,500 providers and 11 hospitals. The Company contracts with PPOs and hospitals in areas other than southern Nevada
to provide health care benefits to its members in such areas.   All of the
Company's managed indemnity products incorporate managed care components to help manage costs and to help promote the delivery of care to insureds that is medically necessary and appropriate. The Company is expanding into certain areas to service small groups which historically have been underserved by managed care. As of December 31, 1994, 24,428 persons were enrolled in the Company's managed indemnity plans.

    MULTIPLE OPTION. The Company also offers a triple option benefit program pursuant to which covered members can elect indemnity plan coverage, PPO coverage or HMO coverage. Groups enrolled under this program receive one billing statement and receive all of their health coverage through the Company. If a member chooses to use a non-participating physician through the indemnity plan, the member is subject to applicable deductibles and co-insurance and completion of claim forms. The PPO and HMO options operate similarly to the Company's standard PPO and HMO products. Members choose the desired option at the time of enrollment and may change options annually.

    ADMINISTRATIVE SERVICES. The Company's administrative services products provide, among other things, utilization review and PPO services to large employer groups that are usually self-insured. Under self-funded medical plans, an employer self-insures its health care expenses and pays for health care claims only as they are incurred. The Company offers to these employers claims processing and health care management services, whereby it acts as a third party administrator on the employers' behalf. Administrative services products enable employers to access the Company's provider network and utilization management programs and to realize savings through certain of the Company's discounted fee arrangements and medical cost containment capabilities, while allowing them to provide health benefits in accordance with their own requirements and objectives. As of December 31, 1994, 65,454 persons were enrolled in the Company's administrative services plans. In January 1994, the Company began providing worker's compensation medical management services in Nevada. As of December 31, 1994, enrollment in this program was 78,868.

    OTHER PRODUCTS AND SERVICES. Among the ancillary medical services offered by the Company are outpatient surgical care, diagnostic tests and medical and surgical procedures, inpatient and outpatient laboratory tests, X-ray, CAT scans and nuclear medicine services. The Company also provides home health care services, a hospice program and mental health and substance abuse services.
Home health care services are provided to members of the Company's HMO, managed indemnity and administrative services plans as well as to the general public. The staff, which is comprised of nurses, therapists, social workers, and home health aides, provides skilled care to patients in their homes under the direction of physicians. The Company provides or arranges for care 24 hours a day, seven days a week. The Company's hospice program is available to all terminally ill members of the Company's HMO, managed indemnity and administrative services plans as well as to the general public. Services offered include both inpatient and home-bound support to patients for whom curative therapy is no longer indicated. Emphasis is placed on managing the patient's pain and on assisting both the patient and the family with emotional support. Home hospice services are overseen by a medical director and supported by a team comprised of registered nurses, social workers, therapists, home care aides, pastoral counselors, and trained volunteers. The Company also arranges for and manages the delivery of mental health and substance abuse services, including contracting, utilization management, PPO access and marketing, direct clinical services, stress management, claims services, employee assistance program development and wellness programs. These services are provided to members of the Company's HMO, managed indemnity and administrative services plans as well as to approximately 120,000 participants from non-affiliated employer groups and an insurance company.

MARKETING

    The Company's marketing efforts involve a two-step process. The Company first makes presentations to employers and then provides information directly to employees once the employer has decided to offer the Company's products. Once a relationship with a group is established and a group agreement is negotiated and signed, the Company's marketing efforts focus on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time of their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods. Retention of employer groups and membership growth are developed through print advertising directed to employers, primarily in the spring and summer of each year, and through a consumer media campaign, held in the fall of each year. Media communications convey the Company's emphasis on preventive care, ready access to health care providers and quality service. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars and direct mail advertising to clients.

    Members' satisfaction with Company benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

MEMBERSHIP.

PERIOD END MEMBERSHIP:


                                             YEARS ENDED DECEMBER 31,
                                   1994      1993      1992      1991      1990
                                 -------   -------   -------   -------   -------

HMO:

  Commercial . . . . . . . . .   106,700    89,426    82,227    76,889    69,993

  Medicare . . . . . . . . . .    19,760    15,391    13,990    12,449    11,069

Managed indemnity. . . . . . .    24,428    29,491    29,935    34,154    38,872

Medicare supplement. . . . . .     8,912     4,048     1,922         _         _

Administrative services. . . .    65,454    58,433    58,852    40,426    32,891

Workers' compensation (1). . .    78,868         _         _         _         _
                                 -------   -------   -------   -------   -------
  Total membership . . . . . .   304,122   196,789   186,926   163,918   152,825


(1) Approximately 44% of persons enrolled in the workers' compensation medical management program, which began in January 1994, were also enrolled in other programs offered by the Company.


    For the years ended December 31, 1993 and 1994, the Company received approximately 27.2% and 28.0%, respectively, of its total revenues pursuant to its contract with the United States Health Care Finance Administration ("HCFA") to provide health care services to Medicare enrollees. The Company's contract with HCFA is subject to annual renewal at the election of HCFA and requires the Company to comply with federal HMO and Medicare laws and regulations and may be terminated if the Company fails to so comply. The termination of the Company's contract with HCFA would have a material adverse effect on the Company's business. In addition, there have been, and the Company expects that there will continue to be, a number of legislative proposals to limit Medicare reimbursements. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty.

    The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 1994, the Company's ten largest HMO employer groups were, in the aggregate, responsible for approximately 20% of its total revenues. Although none of such employer groups accounted for more than 5% of total revenues during that period, the loss of one or more of the larger employer groups would have a material adverse effect upon the Company's business. The Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.


PROVIDER ARRANGEMENTS AND COST MANAGEMENT

    A significant distinction between the Company's health care delivery system and that of many other managed care providers is the fact that approximately 80% of the Company's HMO members receive primary health care through the Company's own multi-specialty medical group. The Company makes health care available through providers employed by the multi-specialty medical group and an independently contracted network of physicians, hospitals and other providers.

     Under the Company's HMO, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. These primary care physicians and some specialists are compensated to a limited extent on the basis of how well they coordinate appropriate medical care. The Company has a system of incentive risk arrangements and utilization management with respect to its independently contracted primary care physicians. The Company compensates its independently contracted primary care physicians and specialists by using both capitation and modified fee-for-service payment methods. Under both the capitation and modified fee-for-service methods, an incentive risk arrangement is established for institutional services.
Additional amounts may be made available to certain capitated physicians if hospital costs are less than anticipated for the Company's HMO members. For those primary care physicians receiving payments on a modified fee-for-service basis, portions of the payments otherwise due the physicians are withheld. The amounts withheld are available for payment to the physicians if, at year-end, the expenditures for both institutional and non-institutional medical services are within predetermined, contractually agreed upon ranges. It is believed that this method of incentive risk payment is advantageous to the physician, the Company and the members because all share in the benefits of managing health care costs. The Company has, however, negotiated capitation agreements with certain specialists who do not participate in the incentive risk arrangements. The Company monitors the health care utilization, including evaluation of elective surgical procedures, quality of care and financial stability of its capitated providers to facilitate access to service and to ensure member satisfaction.

    The Company also believes that it has negotiated favorable rates with its contracted hospitals. The Company's contracts with its primary hospital providers typically renew automatically with both parties granted the right to terminate after a notice period varying from between three and twelve months. Reimbursement arrangements with hospitals and other health care providers, including pharmacies, are generally negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate varies and is based on a per day of service charge for specified types of care), capitation or modified fee-for-service arrangements. To the extent possible, when negotiating non-physician provider arrangements, the Company solicits competitive bids.

    The Company provides, or negotiates discounted contracts with hospitals for the provision of, inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. The Company believes that it currently has a favorable contract with its primary contracted hospital, Sunrise Hospital and Medical Center. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis after December 31, 1994 of a minimum of 3.0% but not to exceed the lesser of the increase in the Consumer Price Index or 6.0%. Since a majority of the Company's hospital days are at Sunrise Hospital and Medical Center, this contract helps to allow the Company to manage a significant portion of its medical costs. The contract expires September 1998 and may be extended by mutual consent.

    The Company utilizes two reimbursement methods for health care providers rendering services under the Company's indemnity plans. For services to members utilizing a PPO plan, the Company reimburses participating physicians on a modified fee-for-service basis which incorporates a limited fee schedule and reimburses hospitals on a per diem or discounted fee-for-service basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, the Company reimburses non-contracted physicians and hospitals at pre- established rates, less deductibles and co-insurance amounts.

    The Company also manages health care costs through its large case management program, home health care agency, 24-hour urgent care center and its hospice which helps to minimize hospital admissions and lengths of stay. In addition, the Company educates its members on how and when to use the services of its plans and how to manage chronic disease conditions, and audits hospital bills to identify inappropriate charges.

RISK MANAGEMENT

    The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company's multi-specialty medical group maintains excess malpractice insurance for the providers presently employed by the group. The Company has, however, assumed the risk for the first $250,000 per malpractice case, not to exceed $1.0 million in the aggregate per contract year up to its limits of coverage. In addition, the Company requires most of its independently contracted provider physician groups, individual practice physicians, specialists, hospitals and other health care providers to maintain professional liability coverage. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed $75,000 during the contract year and up to $2.0 million per member per lifetime for the HMO and

$2.0 million per member per lifetime for the managed indemnity plans. In the ordinary course of its business, however, the Company is subject to claims that are not insured.

MANAGEMENT INFORMATION SYSTEM

    The Company's management information system is critical to the Company's current and future operations. The information gathered and processed by this system assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, providing bills on a timely basis and identifying accounts for collection. The Company regularly modifies its management information system. Recently, the Company entered into an arrangement with an outside vendor to develop and maintain software programs for the Company.

  QUALITY ASSURANCE AND IMPROVEMENT

    The Company has developed programs to help ensure that the health care services provided by its HMO and managed indemnity plans meet the professional standards of care established by the medical community. The Company believes that its emphasis on quality allows it to increase and retain its members. The Company monitors and evaluates the availability and quality of the medical care rendered by the providers in its HMO and insurance plans and periodically audits selected diagnoses, problems and referrals to determine adherence to appropriate standards of medical care. In addition, the Company has medical directors who, supported by a professional medical staff, monitor the quality and appropriateness of health care by analyzing a physician's utilization of diagnostic tests, laboratory and radiology procedures, specialty referrals, prescriptions, and hospitals. Physicians and hospitals selected to provide services to the Company's members are subject to a formal credentialing process and to the Company's quality assurance programs.

    The Company also has internal quality assurance and improvement review committees that meet on a regular basis to review specialist referrals, monitor the performance of physicians and review practice patterns, complaints and other patient issues. Staff members regularly visit hospitals to review medical records, meet with patients and review treatment programs and discharge plans with attending physicians. In addition, the Company solicits information from both existing and former members as to their satisfaction with the care delivered. Complaints and grievances are responded to on both an informal and formal basis, depending on the nature of the complaint.

    The Company has recently applied for accreditation from the National Committee on Quality Assurance (the "NCQA"). Such accreditation is provided to HMOs which satisfy certain quality standards established by the NCQA. The Company's site visit occurred in the early part of 1995, results are expected by mid-year. There can be no assurance that the Company will receive full accreditation from the NCQA.

UNDERWRITING

    HMO. The Company structures premium rates for its various health plans primarily through community rating and community rating by class methods. Under the community rating method, all costs of basic benefit plans for the Company's entire membership population are aggregated. These aggregated costs are calculated on a "per member per month" basis and converted to premium rates for coverage types, such as single or family coverage. The community rating by class method is based on the same principles as community rating, except that actuarial adjustments to premium rates are made for various employer groups based on the average age and sex of their employees. All employees of an employer group are charged the same premium rate if the same coverage is selected.

    In addition to those premium charges paid by the employers with whom the Company's HMO contracts, members also pay co-payments at the time certain services are provided. The Company believes that such co-payments encourage appropriate utilization of health care services while allowing the Company to offer competitive premium rates. The Company also believes that the capitation method of provider compensation encourages physicians to limit services and hospital utilization to those which are medically necessary and appropriate.

    MANAGED INDEMNITY. Premium charges for the Company's managed indemnity products are set in a manner similar to the community rating by class method described above. This rate calculation utilizes age, sex and industry factors to develop group-specific adjustments from a given base rate by plan. Actual health claims experience is used to develop premium rates for larger insurance member groups. This process includes the use of utilization experience, adjustments for incurred but not reported claims, inflationary factors, credibility and specific reinsurance pooling levels for large claims.


COMPETITION

    Managed care companies and HMOs operate in a highly competitive environment. The Company's major competition is from self-funded employer plans, PPO networks, other HMOs, such as Humana Care Plus and FHP, Inc. and traditional indemnity carriers, such as Blue Cross/Blue Shield. Many of the Company's competitors have substantially larger total enrollments, have greater financial resources and offer a broader range of products than the Company. Additional competitors with greater financial resources than the Company may enter the Company's market in the future. The Company believes that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. The Company depends on a large PPO network and flexible benefit plans to attract new members. Competitive pressures are expected to limit the Company's ability to increase premium rates and, to a lesser extent, to result in declining premium rates. Accordingly, the profitability of the Company will, to a large extent, depend on the Company's ability to manage the costs of providing health care benefits to its members. The inability of the Company to manage these costs may have an adverse impact on the Company's future results of operations by reducing margins. In addition, competitive pressures may also result in reduced membership levels. Any such reductions would materially affect the Company's results of operations.

GOVERNMENT REGULATION AND RECENT LEGISLATION

    Federal and state governments have enacted statutes extensively regulating the activities of HMOs. In addition, growing government concerns over increasing health care costs could result in new or additional state or federal legislation that could affect health care providers, including HMOs, PPOs and other health insurers. Among the areas regulated by federal and state law are the scope of benefits available to members, premium structure, procedures for review of quality assurance, enrollment requirements, the relationship between an HMO and its health care providers, licensing and financial condition.

    The Company must file periodic reports with, and is subject to periodic review and audit by, federal and state licensing authorities. The Company's HMO is licensed in southern Nevada and portions of northern Nevada and is subject to regulation by the Nevada Division of Insurance. The Company's insurance subsidiary is domiciled and incorporated in California and is licensed in 23 states, with current operations in Nevada, Arizona, New Mexico, Colorado, California, Missouri and Texas. It is subject to licensing by and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's premium rate increases are subject to various state insurance department approvals. The Company's HMO and insurance subsidiaries are also required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $100,000 to $850,000 and totalling $3.8 million at December 31, 1994. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity of $200,000 and $3.0 million, respectively. The Company's HMO and insurance subsidiaries currently maintain a home and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada.

    The Company is subject to the HMO Act and the regulations promulgated thereunder. The Company's HMO is federally qualified under this Act. In general, the HMO Act and regulations promulgated thereunder provide that, with certain exceptions, all employers of at least 25 employees, who offer a health benefit plan and have been appropriately requested by a federally qualified HMO to offer HMO coverage to their employees must permit the HMO to market such a plan to their employees, with the employer contributing an amount which does not financially discriminate against an employee who enrolls in the HMO. This requirement of the HMO Act expires in October 1995. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance with respect to its health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of such person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

    In 1993, the Nevada legislature approved legislation which requires the Nevada Legislative Health Care Committee to develop a mandatory managed care system for the state's Medicaid recipients. The legislation further imposes certain coverage requirements on HMOs that participate in the new program. Medicaid reimbursements presently comprise only a small portion of the Company's revenues on a consolidated basis. The Company believes that several HMOs will bid for the new Medicaid program. Although the recommended Medicaid program may create new business opportunities for HMOs in Nevada, it is difficult to determine what effect, if any, the recent Nevada legislation may have on the Company and its business operations.

    Under the "corporate practice of medicine" doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing, or holding themselves out as providers of, medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although the Company seeks to structure its operations to comply with corporate practice of medicine laws in all states in which it operates, there can be no assurance that, given the varying and uncertain interpretations of those laws, the Company would be found to be in compliance with those laws in all states. A determination that the Company is not in compliance with applicable corporate practice of medicine laws in any state in which it operates could have a material adverse effect on the Company if it were unable to restructure its operations to comply with the laws of that state.

    Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Sections 1320-7(b) (the "Anti-kickback Statute") and 1395nn (the "Stark Amendments"). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Sanctions for violations of the Anti-kickback Statute and the Stark Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The Department of Health and Human Services ("HHS") has issued regulations establishing "safe harbors" with respect to the Anti-kickback Statute. The Office of the Inspector General recently proposed new rules to clarify those safe harbors. HHS has also proposed to establish certain safe harbors under the Stark Amendments. The Company believes that its business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments and the exceptions set forth therein, regardless of the availability of regulatory safe harbor protection with respect to those statutes. There can, however, be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments will not assert that the Company or certain transactions in which it is involved are in violation of those statutes and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

EMPLOYEES.

    The Company had approximately 1,600 employees on December 31, 1994. None of these employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

    The Company owns and leases several administrative and clinical facilities in southern Nevada. Facilities owned by the Company include (i) a recently completed complex located in Las Vegas consisting of an approximately 134,000 square foot six-story home office building and an approximately 43,000 square foot two-story corporate administrative headquarters and (ii) approximately 151,000 square feet of clinical facilities in various locations throughout southern Nevada including a recently completed two-story, 44,000 square foot, medical facility on land contiguous to its administrative headquarters in northwest Las Vegas. The Company's home office building and corporate administrative headquarters are subject to liens securing an $11.8 million loan balance from Bank of America, Nevada and certain clinical space is subject to a $3.3 million mortgage in favor of GE Capital Asset Management Corporation as well as a $4.8 million mortgage in favor of Key Bank of Washington. Additionally, the Company leases approximately 51,000 square feet of clinical space in southern Nevada, with leases extending through September 1996, and leases approximately 67,000 square feet of office space in southern Nevada and approximately 6,000 square feet of office space in other areas to support regional operations. The Company has begun the construction of an approximately 28,000 square foot outpatient surgical facility in Las Vegas with an estimated total cost of $4.3 million. Completion is expected in mid-1995. The Company believes that its current clinical space is adequate for its present needs. Additional clinical space may be required, however, if membership continues to expand.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to various claims and other litigation in the ordinary course of business, a significant portion of which involve claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and for claims by providers for payment for medical services rendered to HMO members. In the opinion of its management, the ultimate resolution of pending legal proceedings will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.

MARKET INFORMATION

    The Company's common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange ("NYSE") under the symbol SIE since April 26, 1994 and, prior to that, was listed on the American Stock Exchange since the Company's initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock on the respective exchanges for each quarter of 1994 and 1993.

                     Period              High      Low
                     ------              ----      ---
       1994
           First Quarter . . . . .      30 3/4    22
           Second Quarter. . . . .      29        21 1/4
           Third Quarter . . . . .      28        23 1/8
           Fourth Quarter. . . . .      33 1/2    25 5/8


       1993
           First Quarter . . . . .      21 11/16  12 3/4
           Second Quarter. . . . .      21 1/4    11 1/2
           Third Quarter . . . . .      22        15 1/8
           Fourth Quarter. . . . .      22 5/8    15 1/2


HOLDERS

    The number of record holders of Common Stock at February 28, 1995 was 213. Based upon information available to it, the Company believes there are approximately 5,400 beneficial holders of the Common Stock.

DIVIDENDS

    No cash dividends have been paid on the Common Stock since the Company's inception. The Company currently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a holding company, the Company's ability to declare and to pay dividends is dependent upon cash distributions from its operating subsidiaries. The ability of the Company's HMO and insurance subsidiaries to declare and to pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.) The declaration of any future dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, operations, capital requirements and the financial condition of the Company and upon general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company for the years ended December 31, 1994, 1993, 1992, 1991, and 1990 should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1994, 1993, 1992, 1991, and 1990 and for each of the five years ended December 31, 1994 have been derived from the audited Consolidated Financial Statements of the Company.


                                                             YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1994       1993       1992       1991        1990
                                               --------   --------   --------   --------    --------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA(1):
OPERATING REVENUES:
 Premiums. . . . . . . . . . . . . . . .       $269,382   $240,691   $217,624   $192,904    $158,643
 Professional Fees . . . . . . . . . . .         12,331     11,254     10,206     10,306       8,375
 Specialty Product Revenue . . . . . . .         10,487      4,100      4,063      3,296       2,117
 Investment and Other Revenue. . . . . .          3,601      2,032      2,060      2,515       2,725
                                               --------   --------   --------   --------    --------
   Total . . . . . . . . . . . . . . . .        295,801    258,077    233,953    209,021     171,860
                                               --------   --------   --------   --------    --------
OPERATING EXPENSES:
 Medical Expense . . . . . . . . . . . .        200,229    178,526    166,495    147,169     121,811
 General, Administrative and Other . . .         53,671     50,715     44,176     43,363      38,362
 Specialty Product Expense . . . . . . .          5,823      2,977      2,451      1,502         879
                                               --------   --------   --------   --------    --------
   Total . . . . . . . . . . . . . . . .        259,723    232,218    213,122    192,034     161,052
                                               --------   --------   --------   --------    --------
OPERATING INCOME . . . . . . . . . . . .         36,078     25,859     20,831     16,987      10,808
                                               --------   --------   --------   --------    --------
OTHER INCOME (EXPENSE):
 Interest Expense and Other, Net . . . .         (1,830)         2       (505)      (429)       (573)
 Litigation Settlement(2). . . . . . . .                                 (784)    (1,500)     (5,500)
                                               --------   --------   --------   --------    --------
   Total . . . . . . . . . . . . . . . .         (1,830)         2     (1,289)    (1,929)     (6,073)
                                               --------   --------   --------   --------    --------
Income Before Income Taxes and
  Minority Interests . . . . . . . . . .         34,248     25,861     19,542     15,058       4,735
Provision for Income Taxes . . . . . . .        (11,950)    (8,275)    (5,755)    (4,384)     (1,495)
                                               --------   --------   --------   --------    --------
Income Before Minority Interests . . . .         22,298     17,586     13,787     10,674       3,240
Minority Interests in Subsidiary (Income)
  Losses. . . . . . . . . . . . . . . . .           (94)      (143)      (184)        96           7
                                               --------   --------   --------   --------    --------
NET INCOME . . . . . . . . . . . . . . .       $ 22,204   $ 17,443   $ 13,603   $ 10,770    $  3,247
                                               --------   --------   --------   --------    --------
                                               --------   --------   --------   --------    --------
EARNINGS PER COMMON SHARE(3) . . . . . .          $1.71      $1.42      $1.14      $ .92       $ .28
                                               --------   --------   --------   --------    --------
                                               --------   --------   --------   --------    --------
 Weighted Average Number of Common
   Shares Outstanding(2) . . . . . . . .         13,021     12,296     11,949     11,739      11,607
                                               --------   --------   --------   --------    --------
                                               --------   --------   --------   --------    --------

                                                                  DECEMBER 31,
-----------------------------------------------------------------------------------------------------
                                                  1994      1993      1992       1991         1990
                                                -------    ------    ------     ------      --------
                                                                (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
 Working Capital (Deficit)(4). . . . . . .     $ 59,690  $  5,727   $  9,243    $(2,138)     $(5,770)
 Total Assets. . . . . . . . . . . . . . .      223,250   144,424    108,113     85,487       82,421
 Long-term Debt (Net of Current Maturities) .    18,409    16,002      7,661      6,318        6,114
 Cash Dividends Per Common Share . . . . .         None      None       None       None         None
 Stockholders' Equity. . . . . . . . . . .      134,372    62,132     42,327     24,079       11,886

---------------

(1) Effective January 1994, the Company reclassified amounts in its Consolidated Statements of Operations to provide additional information to reflect expanded operations. See Note 1 of Notes to the Consolidated Financial Statements.
(2) For uncertainties regarding litigation and legal matters see Note 6 of Notes to Consolidated Financial Statements.
(3) Adjusted to account for the two-for-one stock split of the Common Stock distributed on or about January 11, 1993 to stockholders of record as of November 13, 1992.
(4) The Company's operations were not adversely affected by negative working capital amounts in 1990 and 1991 because, as in the case of other HMOs and insurance companies, there is a lag period between the time services are provided and the time claims are paid to physicians, hospitals and other providers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     The Company derives revenues principally from premiums, which include capitation payments, received by its HMO and insurance subsidiaries. To a lesser extent, the Company also derives revenues from professional fees (consisting primarily of fees for providing health care services to non-members and co-payment fees received from members), specialty products (consisting of fees for administrative services and ancillary products) and investment and other revenue. Premium revenues accounted for approximately 91.1%, 93.2% and 93.0% of the Company's total revenues for 1994, 1993 and 1992, respectively. Continued premium revenue growth is principally dependent upon continued enrollment in the Company's plans and upon competitive and regulatory factors which are expected to limit the Company's ability to implement annual premium rate increases and, to a lesser extent, to result in declining premium rates. In addition, enrollment in the Company's managed indemnity plans has declined since 1990 principally due to increased competitive pressures and, more recently, the transfer of certain members to the Company's HMO Point of Service plan.

     The Company's principal expenses consist of medical expenses and general and administrative expenses. Medical expenses represent the aggregate expenses of operating the Company's multi-specialty medical group and other provider subsidiaries as well as capitation fees and other payments paid to contracted physicians, hospitals and other health care providers. As a provider of managed care services, the Company seeks to manage medical expenses by employing or contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, by monitoring and managing utilization of physicians and hospital services and by providing incentives to use cost-effective providers. General, administrative and other expenses generally represent operational costs other than those associated with the delivery of health care services.

RESULTS OF OPERATIONS

     The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                  YEARS ENDED DECEMBER 31,
                                                  1994      1993      1992
                                                --------  --------  --------
OPERATING REVENUES:
  Premiums . . . . . . . . . . . . . . . . .       91.1%     93.2%     93.0%
  Professional Fees. . . . . . . . . . . . .        4.2       4.4       4.4
  Specialty Product Revenue. . . . . . . . .        3.5       1.6       1.7
  Investment and Other Revenue . . . . . . .        1.2       0.8       0.9
                                                 ------    ------    ------
    Total. . . . . . . . . . . . . . . . . .      100.0     100.0     100.0
                                                 ------    ------    ------

OPERATING EXPENSES:
 Medical Expense . . . . . . . . . . . . . .       67.7      69.2      71.2
 General, Administrative and Other . . . . .       18.1      19.7      18.9
 Specialty Product Expense . . . . . . . . .        2.0       1.1       1.0
                                                 ------    ------    ------
  Total. . . . . . . . . . . . . . . . . . .       87.8      90.0      91.1
                                                 ------    ------    ------

OPERATING INCOME . . . . . . . . . . . . . .       12.2      10.0       8.9

OTHER INCOME (EXPENSE):
 Interest Expense and Other, Net . . . . . .       (0.6)      0.0      (0.2)
 Litigation Settlement . . . . . . . . . . .        0.0       0.0      (0.3)
                                                 ------    ------    ------
   Total . . . . . . . . . . . . . . . . . .       (0.6)      0.0      (0.5)
                                                 ------    ------    ------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS . . . . . . . . . . . .       11.6      10.0       8.4

PROVISION FOR INCOME TAXES . . . . . . . . .        4.1       3.2       2.5
                                                 ------    ------    ------

INCOME BEFORE MINORITY INTERESTS . . . . . .        7.5       6.8       5.9

MINORITY INTERESTS IN SUBSIDIARY
  INCOME . . . . . . . . . . . . . . . . . .        0.0       0.0       0.1
                                                 ------    ------    ------

NET INCOME . . . . . . . . . . . . . . . . .       7.5%      6.8%      5.8%
                                                 ------    ------    ------
                                                 ------    ------    ------

1994 COMPARED TO 1993

     The Company's total operating revenues for 1994 increased 14.6% to $295.8 million from $258.1 million for 1993. The increase was primarily due to premium revenue increases of approximately $28.7 million, or 11.9%, from the Company's HMO and insurance subsidiaries. Such additional premium growth resulted principally from an 11.3% increase in member months (the number of months of each year that an individual is enrolled in a plan). The Company realized minimal rate changes for the HMO subsidiary's commercial groups, and a slight rate increase by the Company's insurance subsidiary. Additionally, the Company experienced an overall rate reduction for its Medicare members due to an approximate 1.8% decrease in its capitation rate established by the Health Care Financing Administration ("HCFA"), along with the transfer by some members to the Company's lower priced Medicare plans. The Company's specialty product revenue increased approximately $6.4 million principally due to the Company's contract, effective January 1994, to provide managed care utilization review services to Nevadans under a state insured workers' compensation medical management program.

     Total medical expenses increased by approximately $21.7 million in 1994 compared to 1993. This 12.2% increase resulted from the consolidated member month growth discussed above, along with inflationary and other medical cost increases approximating .9%. These factors slightly increased the Company's medical loss ratio to 74.3% for the twelve months ended December 31, 1994 from 74.2% for the comparable twelve months in 1993.

     General, administrative and other ("G&A") costs increased 5.8% to $53.7 million for the twelve months ended December 31, 1994 compared to the twelve months ended December 31, 1993. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1994 decreased to 18.1% from 19.7% during the comparable period in 1993. Compensation costs increased approximately $2.4 million primarily resulting from additional employees supporting expanded services. Depreciation expense increased approximately $1.2 million primarily due to the Company's newly constructed home office, regional home office and administrative headquarters which were occupied late in the fourth quarter of 1993. Additionally, interest expense increased approximately $1.7 million principally due to new mortgage financing on certain of the Company's owned facilities.

     The Company's effective federal income tax rate for the year ended December 31, 1994 was 34.9% compared to 32.0% for the year ended 1993. During the third quarter of 1993, Congress passed the "Omnibus Budget Reconciliation Act of 1993" (the "Act"). Certain provisions of the Act increased the statutory federal income tax rate to 35% from 34%. The increase in the effective tax rate was largely due to certain provisions of the Act which disallowed previously deductible items, along with other factors.

     Net income for 1994 increased 27.3% to $22.2 million from $17.4 million in 1993. The $4.8 million increase was primarily due to increased operating revenues and a reduction in G&A expenses as a percentage of revenues, partially offset by additional interest expense and an increase in the effective federal income tax rate.

1993 COMPARED TO 1992

     The Company's total Operating Revenues for 1993 increased 10.3% to $258.1 million from $234.0 million for 1992. The increase was primarily due to a 10.6% premium revenue increase, or $23.1 million, from the Company's HMO and insurance subsidiary as a result of an average 4.4% premium rate increase and an approximate 6.2% increase in member months. The Company's HMO realized rate increases approximating $3.6 million, or 3.2%, for commercial groups and $7.2 million, or 12.0%, for its Medicare members. The Company's 1993 effective Medicare capitation rate increase of 16.5% was somewhat offset by a reduction in individual Medicare premium rates which resulted from some members transferring to the Company's lower priced Medicare plans. The insurance subsidiary's managed indemnity plans realized premium rate increases of approximately 4.9%, or $3.1 million. The remaining overall consolidated premium revenue increase of $9.2 million was primarily due to membership growth. Commercial HMO member months increased 9.1% and Medicare HMO member months increased 4.4% while fully insured managed indemnity member months decreased 6.1%. The Company's professional fees increased approximately $1.0 million principally due to increased home hospice and mental health fee-for-service revenue.

     Total medical expenses increased by $12.0 million in 1993 compared to 1992. This 7.2% increase resulted primarily from the member month growth along with inflationary and other medical cost increases approximating 1.8%. The medical loss ratio decreased to 74.2% in 1993 from 76.5% in 1992. The consolidated medical loss ratio decreased primarily due to favorable HMO hospital rates and increased provider efficiencies and increased Medicare capitation revenue. Although the Company experienced higher overall HMO hospital utilization, such higher utilization was generally offset by bed days of a lower intensity and favorable amendments to the contracted per diem rates at its primary contracted hospital.

     In 1993, G&A costs were $50.7 million, a 14.8% increase over 1992. As a percentage of revenues, 1993 G&A costs increased slightly to 19.7% from 18.9% in 1992. Compensation costs increased approximately $3.5 million resulting primarily from additional employees supporting expanding services. Other G&A expense increases were associated with ongoing operations and membership increases including, among other things, premium taxes and brokers' fees which together totaled $1.4 million. The increases in G&A costs were partially offset by a reduction in stock based incentive compensation expense of approximately $896,000. G&A cost decreases were also realized in legal and consulting services.

     The Company's effective federal income tax rate for 1993 increased to 32.0% compared to 29.4% in 1992 due to the provisions of the Act (described above) along with reduced tax-exempt investment income which resulted from generally lower interest rates and decreased invested cash balances due to 1993 capital expenditures.

     Net income for 1993 increased 28.2% to $17.4 million from $13.6 million in 1992. The $3.8 million increase in earnings is primarily due to increased operating revenues and an improved medical loss ratio offset by a slight increase in G&A expenses as a percentage of revenues and the increased effective federal income tax rate. During June 1992, the Company settled certain litigation with the Nevada Department of Insurance. Under the terms of the settlement, the Department of Insurance received $784,000 and released all claims against the Company, which resulted in a 1992 second quarter charge of approximately $567,000, net of taxes.

INFLATION

     Health care costs generally continue to rise at a faster rate than the Consumer Price Index. The Company has been able to somewhat lessen the impact of inflation by managing medical costs. There can be no assurance, however, that, in the future, the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term securities increased by $56.1 million to $104.6 million at December 31, 1994 from $48.5 million at December 31, 1993. At December 31, 1994 the Company had working capital of $59.7 million, and a current ratio of 2.0, compared to $5.7 million in working capital at December 31, 1993, and a current ratio of 1.1. The primary sources of cash received during the year ended December 31, 1994 included $38.1 million generated from operations and $44.6 million in net proceeds received from the Company's public offering of common stock completed on October 11, 1994.

     The Company's $38.1 million cash flow from operating activities during the twelve months ended December 31, 1994 resulted primarily from $22.2 million of net income and $7.4 million in depreciation and amortization and an $8.5 million net increase in working capital accounts. The increase in cash from fluctuations in working capital accounts is principally due to increased medical claims payable, unearned premium revenues and certain other accrued liabilities partially offset by increases in accounts receivable and other current assets.

     The $40.2 million provided by financing activities since December 31, 1993 consisted principally of $44.6 million in net proceeds received from the Company's public offering of common stock and an additional $4.3 million received pursuant to the exercise of certain outstanding Company stock options. Such proceeds were partially offset by debt reductions of approximately $8.7 million, consisting largely of a promissory note in the principal amount of $2.8 million secured by a deed of trust encumbering the land for the Company's new home office, regional home office and administrative headquarters and a mortgage note of $2.4 million secured by one of the Company's recently acquired medical clinics. Additional uses of cash included $10.7 million for net capital expenditures, including medical clinic construction and equipment, and $4.0 million for the purchase of certain affiliated companies which owned and operated certain medical buildings. This related party transaction is further described in Note 8 in Notes to Consolidated Financial Statements.

     In September 1994, the Company completed construction of a 44,000 square foot medical facility on land contiguous to its administrative headquarters in northwest Las Vegas. Construction and equipment costs were approximately $5.5 million. In addition, the Company has begun construction on a 28,000 square foot outpatient surgical facility in Las Vegas with an estimated total cost of $4.3 million. Completion is expected in mid-1995. The Company's liquidity needs over the next 12 months will primarily be for certain new computer, medical and other equipment, the acquisition and construction of medical clinics to support growing membership in Nevada, debt service and any expansion of the Company's operations. The Company has a 1995 capital budget of approximately $25.0 million. The Company believes that existing working capital, operating cash flow and, if necessary, equipment leasing, amounts available under its credit facility and the proceeds from the recent public offering will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $2.9 million, as of December 31, 1993 and December 31, 1994. The HMO and insurance subsidiaries also meet requirements to maintain minimum stockholder's equity of $200,000 and $3,000,000 respectively. Of the cash and cash equivalents and short-term securities held at December 31, 1994, $13.6 million is designated for use only by the insurance subsidiary and another $34.4 million only by the HMO. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiary only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its HMO or insurance subsidiary that would cause either to violate its statutory net worth and reserve requirements.

     In June 1994, the Company renewed its $5.0 million unsecured line of credit from PriMerit Bank, F.S.B. for an additional one year term at an interest rate of prime plus 1%. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

HEALTH CARE REFORM

     Numerous proposals relating to health care and insurance reform have been and may continue to be introduced in the United States Congress and in state legislatures. At this time, the Company cannot determine which legislation, if any, will be enacted or what effect such legislation may have on the Company.

NEW ACCOUNTING STANDARDS

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). This pronouncement supersedes FAS 96 which the Company adopted effective in 1989. The adoption of FAS 109 had no material impact on the Company's operations.

     During May 1993, Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") was issued. FAS 115 became effective on January 1, 1994 and requires the Company to classify its investments in debt securities in three distinct categories with certain unrealized gains and losses included in earnings or as a separate component of stockholders' equity. The adoption of FAS 115 did not impact the Company's earnings in 1994 and is more fully discussed in Note 3 in Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

Management Report on Consolidated Financial Statements . . . . . . . . . .   22
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .   23
Consolidated Balance Sheets at December 31, 1994 and 1993. . . . . . . . .   24
Statements of Consolidated Operations for the years ended
  December 31, 1994, 1993, and 1992. . . . . . . . . . . . . . . . . . . .   26
Statements  of Changes in Consolidated Stockholders' Equity for
  the years ended December 31, 1994, 1993, and 1992. . . . . . . . . . . .   27
Statements of Consolidated Cash Flows for the years ended
 December 31, 1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . .   28
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   29

             MANAGEMENT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS


The management of Sierra Health Services, Inc. is responsible for the integrity and objectivity of the accompanying Consolidated Financial Statements. The statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and are not misstated due to fraud or material error. The statements include some amounts that are based upon the Company's best estimates and judgment.

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 1994, such systems and controls were adequate to meet the objectives discussed herein.

The accompanying Consolidated Financial Statements have been audited by Deloitte & Touche LLP, Independent Certified Public Accountants, whose audits thereof were made in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent necessary to design audit procedures aimed at gathering sufficient evidence to provide a reasonable basis for their opinion on the fairness of presentation of the Consolidated Financial Statements taken as a whole.

The Audit Committee of the Board of Directors, comprised solely of directors from outside the Company, meets regularly with management and the independent auditors to review the work procedures of each. The independent auditors have free access to the Audit Committee, without management being present, to discuss the results of their opinions on the adequacy of the Company's accounting controls and the quality of the Company's financial reporting. The Board of Directors, upon the recommendation of the Audit Committee, appoints the independent auditors, subject to stockholder ratification.




/s/ ANTHONY M. MARLON, M.D.
Anthony M. Marlon, M.D.
Chairman  and
     Chief Executive Officer



/s/ JAMES L. STARR
James L. Starr
Vice President,
     Chief Financial Officer and
     Treasurer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sierra Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 10, 1995

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                                     ASSETS
                                     ------


                                                          1994         1993
                                                     ------------  ------------
CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . .   $ 17,227,000  $ 23,188,000
  Short-term Securities. . . . . . . . . . . . . .     87,350,000    25,305,000
  Accounts Receivable (Less:  Allowance for Doubtful
      Accounts  1994 - $2,465,000; 1993 - $1,594,000)   6,571,000     5,802,000
   Prepaid Expenses and Other Assets . . . . . . .      7,683,000     6,458,000
                                                      -----------   -----------
     Total Current Assets. . . . . . . . . . . . .    118,831,000    60,753,000
                                                      -----------   -----------


LAND, BUILDING AND EQUIPMENT . . . . . . . . . . .     88,449,000    71,823,000
  Less-Accumulated Depreciation. . . . . . . . . .     22,386,000    20,939,000
                                                      -----------   -----------
     Land, Building and Equipment--Net . . . . . .     66,063,000    50,884,000
                                                      -----------   -----------


OTHER ASSETS:
   Funds Withheld by Ceding Insurance Company  . .     10,234,000    10,681,000
   Long-term Securities. . . . . . . . . . . . . .     18,824,000    13,926,000
   Restricted Cash and Securities. . . . . . . . .      3,771,000     3,566,000
   Goodwill. . . . . . . . . . . . . . . . . . . .      3,292,000     1,849,000
   Other . . . . . . . . . . . . . . . . . . . . .      2,235,000     2,765,000
                                                      -----------   -----------
       Total Other Assets. . . . . . . . . . . . .     38,356,000    32,787,000
                                                      -----------   -----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . .   $223,250,000  $144,424,000
                                                      -----------   -----------
                                                      -----------   -----------


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          1994          1993
                                                      -----------   -----------
CURRENT LIABILITIES:
  Accrued Liabilities. . . . . . . . . . . . . . .   $  6,987,000  $  7,365,000
  Accrued Payroll and Taxes. . . . . . . . . . . .      8,216,000     8,026,000
  Medical Claims Payable . . . . . . . . . . . . .     31,122,000    27,264,000
  Unearned Premium Revenue . . . . . . . . . . . .     10,637,000     6,881,000
  Current Portion of Long-term Debt. . . . . . . .      2,179,000     5,490,000
                                                     ------------  ------------
      Total Current Liabilities. . . . . . . . . .     59,141,000    55,026,000

FUTURE POLICY BENEFITS . . . . . . . . . . . . . .     10,234,000    10,681,000
LONG-TERM DEBT--LESS CURRENT PORTION . . . . . . .     18,409,000    16,002,000
MINORITY INTERESTS . . . . . . . . . . . . . . . .      1,094,000       583,000
                                                     ------------  ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . .     88,878,000    82,292,000
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000,000
      Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 40,000,000
      Shares Authorized; Shares Issued:  1994 --
      14,677,000; 1993 -- 12,470,000 . . . . . . .         73,000        62,000
  Additional Paid-in Capital . . . . . . . . . . .     79,256,000    27,666,000
  Treasury Stock; 1994 and 1993 - 100,200
     Common Shares . . . . . . . . . . . . . . . .       (130,000)     (130,000)
  Unrealized Holding Loss on Available-for-Sale
      Securities . . . . . . . . . . . . . . . . .     (1,565,000)
  Retained Earnings. . . . . . . . . . . . . . . .     56,738,000    34,534,000
                                                     ------------  ------------
      Total Stockholders' Equity . . . . . . . . .    134,372,000    62,132,000
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .   $223,250,000  $144,424,000
                                                     ------------  ------------
                                                     ------------  ------------


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                           1994          1993         1992
                                       ------------  ------------  ------------

OPERATING REVENUES:
  Premiums . . . . . . . . . . . . .   $269,382,000  $240,691,000  $217,624,000
  Professional Fees. . . . . . . . .     12,331,000    11,254,000    10,206,000
  Specialty Product Revenue. . . . .     10,487,000     4,100,000     4,063,000
  Investment and Other Revenue . . .      3,601,000     2,032,000     2,060,000
                                       ------------  ------------  ------------
    Total. . . . . . . . . . . . . .    295,801,000   258,077,000   233,953,000
                                       ------------  ------------  ------------

OPERATING EXPENSES:
  Medical Expense. . . . . . . . . .    200,229,000   178,526,000   166,495,000
  General, Administrative and Other.     53,671,000    50,715,000    44,176,000
  Specialty Product Expense. . . . .      5,823,000     2,977,000     2,451,000
                                       ------------  ------------  ------------
    Total. . . . . . . . . . . . . .    259,723,000   232,218,000   213,122,000
                                       ------------  ------------  ------------

OPERATING INCOME . . . . . . . . . .     36,078,000    25,859,000    20,831,000
                                       ------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest Expense and Other, Net. .    (1,830,000)         2,000      (505,000)
  Litigation Settlement. . . . . . .                                   (784,000)
                                       ------------  ------------   ------------
    Total. . . . . . . . . . . . . .    (1,830,000)         2,000    (1,289,000)
                                       ------------  ------------   ------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS . . . . . . . .     34,248,000    25,861,000     19,542,000

PROVISION FOR INCOME TAXES . . . . .     11,950,000     8,275,000      5,755,000
                                       ------------  ------------   ------------


INCOME BEFORE MINORITY INTERESTS . .     22,298,000    17,586,000     13,787,000

MINORITY INTERESTS IN
  SUBSIDIARY  INCOME . . . . . . . .         94,000       143,000        184,000
                                       ------------  ------------   ------------

NET INCOME . . . . . . . . . . . . .    $22,204,000   $17,443,000    $13,603,000
                                       ------------  ------------   ------------
                                       ------------  ------------   ------------

EARNINGS PER COMMON SHARE. . . . . .          $1.71         $1.42          $1.14
                                       ------------  ------------   ------------
                                       ------------  ------------   ------------


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
            STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                        UNREALIZED
                                                           ADDITIONAL                 HOLDING LOSS ON                   TOTAL
                                                COMMON       PAID-IN     TREASURY   AVAILABLE-FOR-SALE   RETAINED    STOCKHOLDERS'
                                                 STOCK       CAPITOL       STOCK        SECURITIES       EARNINGS       EQUITY
                                               -------    -----------  -----------  ------------------ -----------  --------------
BALANCE, JANUARY 1, 1992 . . . . . . . .       $60,000    $20,661,000   $(130,000)                     $ 3,488,000   $ 24,079,000
 Issuance of common stock in
   connection with stock plans . . . . .         1,000      4,124,000                                                   4,125,000
 Income tax benefit realized upon
   exercise of stock options . . . . . .                      520,000                                                     520,000
 Net Income  . . . . . . . . . . . . . .                                                                13,603,000     13,603,000
                                               -------    -----------   ----------   ------------       -----------   -----------
BALANCE, DECEMBER 31, 1992 . . . . . . .        61,000     25,305,000    (130,000)                      17,091,000     42,327,000
 Issuance of common stock in
   connection with stock plans . . . . .         1,000      2,098,000                                                   2,099,000
 Income tax benefit realized upon
   exercise of stock options . . . . . .                      263,000                                                     263,000
 Net Income. . . . . . . . . . . . . . .                                                                17,443,000     17,443,000
                                               -------    -----------   ----------   ------------       -----------   -----------
BALANCE, DECEMBER 31, 1993 . . . . . . .        62,000     27,666,000    (130,000)                      34,534,000     62,132,000
 Issuance of common stock in
   connection with stock plans . . . . .         2,000      5,065,000                                                   5,067,000
 Issuance of 1,800,000 shares of
   common stock in connection
   with public offering, net . . . . . .         9,000     44,570,000                                                  44,579,000
 Income tax benefit realized upon
   exercise of stock options . . . . . .                    1,955,000                                                   1,955,000
 Unrealized holding loss on
   available-for-sale securities, net. .                                             $(1,565,000)                      (1,565,000)
 Net Income. . . . . . . . . . . . . . .                                                                22,204,000     22,204,000
                                               -------    -----------   ----------   ------------       -----------  ------------
BALANCE, DECEMBER 31, 1994 . . . . . . .       $73,000    $79,256,000   $(130,000)   $(1,565,000)      $56,738,000   $134,372,000
                                               -------    -----------   ----------   ------------      -----------   ------------
                                               -------    -----------   ----------   ------------      -----------   ------------


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                               1994           1993           1992
                                                           -----------    -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income . . . . . . . . . . . . . . . . . . . .     $22,204,000    $17,443,000    $13,603,000
    Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Depreciation and Amortization. . . . . . . . . .       7,422,000      5,424,000      4,735,000
      Provision for Doubtful Accounts. . . . . . . . .       2,080,000      1,003,000        583,000
     Decrease (Increase) in Other Assets . . . . . . .         415,000       (884,000)        60,000
     Increase (Decrease) in Minority Interests . . . .         511,000        (78,000)       272,000
     Changes in Working Capital Accounts:
       Accounts Receivable . . . . . . . . . . . . . .      (2,174,000)      (331,000)    (1,286,000)
       Other Current Assets. . . . . . . . . . . . . .      (2,457,000)    (2,256,000)      (956,000)
       Medical Claims Payable. . . . . . . . . . . . .       3,858,000      1,532,000      1,523,000
       Other Current Liabilities . . . . . . . . . . .       6,253,000      3,824,000      4,962,000
                                                           -----------    -----------    -----------
      Net Cash Provided by Operating Activities. . . .      38,112,000     25,677,000     23,496,000
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures . . . . . . . . . . . . . . .     (11,159,000)   (31,991,000)     6,540,000)
    Land, Building and Equipment Dispositions, Net . .         461,000        689,000      2,446,000
    (Increase) Decrease in Short-term Securities . . .     (62,966,000)     2,690,000     (9,495,000)
    (Increase) Decrease in Restricted Cash
      and Securities . . . . . . . . . . . . . . . . .        (221,000)      (986,000)        52,000
    Increase in Long-term Securities . . . . . . . . .      (6,369,000)    (3,836,000)    (4,654,000)
    Corporate Acquisitions, Net. . . . . . . . . . . .      (4,000,000)
    Increase in Other Assets . . . . . . . . . . . . .                                    (1,792,000)
                                                           -----------    -----------    -----------
      Net Cash Used for Investing Activities . . . . .     (84,254,000)   (33,434,000)   (19,983,000)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Long-term Borrowings . . . . . . . .                     14,000,000
    Payments on Debt and Capital Leases. . . . . . . .      (8,735,000)    (1,533,000)     (2,195,000)
    Proceeds from Issuance of Common Stock . . . . . .      44,579,000
    Exercise of Stock Options. . . . . . . . . . . . .       4,337,000      1,245,000      2,266,000
                                                           -----------    -----------    -----------
    Net Cash Provided by Financing
     Activities. . . . . . . . . . . . . . . . . . . .      40,181,000     13,712,000         71,000
                                                           -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS . . . . . . . . . . . . . . .      (5,961,000)     5,955,000      3,584,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . .      23,188,000     17,233,000     13,649,000
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . .    $ 17,227,000    $23,188,000    $17,233,000
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS. The consolidated financial statements include the accounts of Sierra Health Services, Inc. ("Sierra" -- a holding company incorporated in Nevada) and its nine subsidiaries (collectively referred to as the "Company"). The Company is a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. The Company's broad range of managed health care services is provided through its HMO, managed indemnity plans, a third-party administrative services program for employer-funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

     PRINCIPLES OF CONSOLIDATION. All significant intercompany transactions and balances have been eliminated. Sierra's wholly owned subsidiaries include a health maintenance organization, Health Plan of Nevada ("HPN"), a health and life insurance company, Sierra Health and Life Insurance Company ("SHL"), a multi-specialty medical group, Southwest Medical Associates, ("SMA"), a home health care agency, a hospice, an administrative services company and a company which has an interest in a building partnership. Sierra also owns a majority interest in a company that provides and manages mental health and substance abuse services, Behavioral Healthcare Options ("BHO"). In addition, Sierra manages and owns a 50% interest in HMO Texas L.C. ("HMO Texas"), a health maintenance organization which was licensed in February 1995 in the state of Texas. The remaining interests of BHO, HMO Texas and the other partners in the building partnership are reflected as Minority Interests in the accompanying Consolidated Balance Sheets.

     PREMIUM REVENUE RECOGNITION. Non-Medicare member enrollment is represented principally by employer groups. Premiums are billed to each employer group in accordance with negotiated contracts, and such premium revenue is recognized when earned. Unearned premium revenue consists primarily of payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN commercial and SHL indemnity premiums. HPN offers a prepaid health care program to Medicare recipients. Revenues associated with these Medicare recipients were approximately $82,792,000, $70,323,000 and $60,114,000 in 1994, 1993 and 1992, respectively.

     CASH AND CASH EQUIVALENTS. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     MARKETABLE SECURITIES. Short- and Long-term Securities consist principally of U.S. Government Securities and municipal bonds, as well as corporate and mortgage backed securities. Short-term securities have maturities of one year or less. Long-term securities have maturities in excess of one year.

     RESTRICTED CASH AND SECURITIES. HPN and SHL are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $100,000 to $850,000 and totaling $3,771,000 at December 31, 1994. HPN and SHL also meet requirements to maintain minimum stockholder's equity of $200,000 and $3,000,000, respectively.

     LAND, BUILDING AND EQUIPMENT are stated at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

        Buildings and Improvements           30 years
        Leasehold Improvements               3 - 10 years
        Furniture, Fixtures and Equipment    3 - 5 years

     GOODWILL represents cost in excess of the fair value of net tangible assets acquired and is amortized on a straight-line basis over a period of 20 to 40 years. Accumulated amortization at December 31, 1994 and 1993 was $377,000 and $308,000, respectively.

     MEDICAL CLAIMS PAYABLE includes the estimated cost for unpaid claims for which health care services have been performed and a provision of the estimated costs for claims that have occurred but have not been reported.

     The Company is covered under a medical reinsurance agreement that provides coverage for 50-90% of hospital costs in excess of $75,000 per case, up to a maximum of $2,000,000 per member per lifetime for both SHL and HPN. Reinsurance premiums of $2,234,000, $2,097,000 and $1,733,000, net of reinsurance recoveries of $584,000, $363,000 and $1,910,000, are included in Medical Expenses for 1994, 1993 and 1992, respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     FUNDS WITHHELD BY CEDING INSURANCE COMPANY AND FUTURE POLICY BENEFITS. SHL has a reinsurance agreement whereby it purchases actuarially determined life insurance reserves and thereby has an interest in a related life insurance premium pool. Funds Withheld by Ceding Insurance Company and Future Policy Benefits in connection with this agreement were $10,234,000 and $10,681,000 for December 31, 1994 and 1993, respectively.

     EARNINGS PER SHARE AND STOCK SPLIT. In January, 1993, the Company consummated a two-for-one common stock split. All common stock, earnings per share and stock plan amounts included in the accompanying Consolidated Financial Statements and Notes thereto have been retroactively adjusted to account for the split. Earnings per common share for the years ended December 31, 1994, 1993 and 1992 have been calculated using the weighted average number of common shares outstanding of 13,021,000, 12,296,000 and 11,949,000, respectively. Common share equivalents are not dilutive.

     INCOME TAXES. The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences arise principally from certain accrued expenses, reserves and depreciation.

     RECLASSIFICATIONS. Effective January, 1994, the Company reclassified amounts in its Consolidated Statements of Operations to provide additional information to reflect expanded operations. Specialty Product Revenue (previously included in Premiums and Other Revenue) and Specialty Product Expenses (previously included in General and Administrative Expenses and Other Operating Expenses) are now reflected in separate line items. Certain other operating costs were reclassified to Medical Expenses. Amounts in the Consolidated Statements of Operations for the years ended December 31, 1993 and 1992 have been reclassified to conform with the current year presentation.

2.   LAND, BUILDING AND EQUIPMENT

     Land, Building and Equipment at December 31 consists of the following:


       CLASSIFICATION                                1994           1993
       --------------                            -----------    -----------
         Land. . . . . . . . . . . . . . . .     $ 7,531,000    $ 6,040,000
         Buildings and Improvements. . . . .      42,851,000     27,269,000
         Leasehold Improvements. . . . . . .       2,578,000      3,822,000
         Furniture, Fixtures and Equipment .      33,190,000     34,100,000
         Construction in Progress. . . . . .       2,299,000        592,000
                                                 -----------    -----------
                                                 $88,449,000    $71,823,000
                                                 -----------    -----------
                                                 -----------    -----------


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     The following is an analysis of building and equipment under capital leases by classification:


CLASSIFICATION                                       1994           1993
--------------                                    ---------     ----------
    Building . . . . . . . . . . . . . . . .      $  245,000    $   245,000
    Equipment. . . . . . . . . . . . . . . .       1,190,000      5,321,000
    Less: Accumulated Depreciation . . . . .        (808,000)    (4,518,000)
                                                  ----------    -----------
       Net . . . . . . . . . . . . . . . . .      $  627,000    $ 1,048,000
                                                  ----------    -----------
                                                  ----------    -----------

     The Company capitalizes interest expense as part of the cost of construction of facilities. Interest expense capitalized in 1994, 1993, and 1992 was $119,000, $700,000 and $42,000, respectively.

3.   CASH AND SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115") "Accounting for Certain Investments in Debt & Equity Securities", effective January 1, 1994. In accordance with FAS 115, the adoption had no effect on net income but resulted in a net decrease in short-term, long-term and restricted marketable securities of $2,407,000 and a decrease in stockholders' equity of $1,565,000 (net unrealized losses less deferred income taxes of $842,000). Pursuant to implementation guidelines set-forth in FAS 115, the consolidated balance sheet at December 31, 1993 was not restated.

     At December 31, 1994 marketable equity and debt securities have been categorized as available for sale and as a result are stated at their fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity until realized. Gross realized gains and losses in 1994 were $41,000 and $163,000 respectively. Realized gains and losses are included in net income.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1994:


                                             GROSS       GROSS        ESTIMATED
                              AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                COST         GAINS       LOSSES        VALUE
                             ----------    ---------   ----------     ---------
Classified as short-term:
   U.S. Government and its
     agencies. . . . . . . $  4,637,000                $ (60,000)   $ 4,577,000
   Municipal Obligations .   74,906,000    $ 52,000     (746,000)    74,212,000
   Corporate bonds . . . .    2,853,000                  (13,000)     2,840,000
   Other . . . . . . . . .    5,875,000      47,000     (201,000)     5,721,000
                             ----------    --------   ----------     ----------
     Total short-term. . .   88,271,000      99,000   (1,020,000)    87,350,000


Classified as long-term:
   U.S. Government
     and its agencies . . .   3,722,000                 (452,000)     3,270,000
   Municipal Obligations .    8,119,000       8,000     (163,000)     7,964,000
   Corporate bonds . . . .    3,705,000                 (398,000)     3,307,000
   Other . . . . . . . . .    4,749,000                 (466,000)     4,283,000
                             ----------    --------   ----------   ------------
     Total long-term . . .   20,295,000       8,000   (1,479,000)    18,824,000


Classified as restricted:
   U.S. Government
     and its agencies. . .    1,221,000       1,000       (8,000)     1,214,000
   Municipal Obligations .      150,000                                 150,000
   Corporate bonds . . . .    1,005,000                   (8,000)       997,000
   Other . . . . . . . . .    1,410,000                               1,410,000
                           ------------    --------   ----------   ------------
     Total restricted. . .    3,786,000       1,000      (16,000)     3,771,000
                           ------------    --------   ----------   ------------
       TOTAL . . . . . . . $112,352,000    $108,000  $(2,515,000)  $109,945,000
                           ------------    --------   ----------   ------------
                           ------------    --------   ----------   ------------



     The contractual maturities of short-term, long-term and restricted investments at December 31, 1994 were as follows:


                                                   AMORTIZED     ESTIMATED
                                                      COST      FAIR VALUE
                                                   ---------    ----------
Due in one year or less. . . . . . . . . . .    $ 91,717,000   $90,775,000
Due after one year through five years. . . .       8,611,000     8,407,000
Due after five years through ten years . . .       7,567,000     6,760,000
Due after ten years. . . . . . . . . . . . .       4,457,000     4,003,000
                                                ------------  ------------
     Total . . . . . . . . . . . . . . . . .    $112,352,000  $109,945,000
                                                ------------  ------------
                                                ------------  ------------


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     Of the cash and cash equivalents and short-term securities that total $104,577,000 in the accompanying Consolidated Balance Sheet at December 31, 1994, $47,967,000 is limited for use only by HPN and SHL. Such amounts are available for transfer to Sierra from HPN and SHL only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis. HPN is incorporated in and subject to the regulations of the state of Nevada.

4.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:


                                                             1994            1993
                                                       ------------     ------------
 Due in equal monthly principal installments
  of $166,667 plus interest at 7-3/8% through
  December, 2000. . . . . . . . . . . . . . . . . .     $11,834,000      $14,000,000
 Due in monthly installments through July,
  1996 as described below . . . . . . . . . . . . .       4,785,000
 Due in monthly installments through October,
  1999 with adjustable interest rate as described
  below . . . . . . . . . . . . . . . . . . . . . .       3,256,000        3,296,000
 Other. . . . . . . . . . . . . . . . . . . . . . .         713,000        4,196,000
                                                       ------------     ------------
     Total. . . . . . . . . . . . . . . . . . . . .      20,588,000       21,492,000
 Less current portion . . . . . . . . . . . . . . .      (2,179,000)      (5,490,000)
                                                       ------------     ------------
 Long-term debt . . . . . . . . . . . . . . . . . .     $18,409,000      $16,002,000
                                                       ------------     ------------
                                                       ------------     ------------


     In December, 1993, the Company obtained a $14,000,000 loan from Bank of America, Nevada. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering the Company's
administrative headquarters complex and underlying real property.   In March,
1994, the Company paid off a $2,789,000 note encumbering the underlying real property.

     The Company assumed a $4,860,000 mortgage note in conjunction with the related party transaction described in Note 8. Monthly installments of $36,144, including interest at 7.12%, are due through July 1996, at which time the balance of the note is due. This loan is secured by a medical facility.

     The Company has a $3,256,000 term loan which has an adjustable rate with an interest margin of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds Index, a maximum interest rate of five percentage points above the initial rate of 11.85% and a minimum interest rate of 8%. The interest rate at December 31, 1994 was 8%. This term loan is secured by a medical facility.

     In June 1994, the Company renewed its $5.0 million unsecured line of credit from PriMerit Bank, F.S.B. for an additional one year term at an interest rate of prime plus 1%. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1994, are as follows:


                                                                    OBLIGATIONS
YEAR ENDING                                         NOTES          UNDER CAPITAL
DECEMBER 31,                                       PAYABLE            LEASES
------------                                      ----------      --------------
    1995 . . . . . . . . . . . . . . . . . . .   $ 1,974,000          $  237,000
    1996 . . . . . . . . . . . . . . . . . . .     6,736,000             252,000
    1997 . . . . . . . . . . . . . . . . . . .     2,051,000              98,000
    1998 . . . . . . . . . . . . . . . . . . .     2,055,000              31,000
    1999 . . . . . . . . . . . . . . . . . . .     5,060,000              31,000
    Thereafter . . . . . . . . . . . . . . . .     1,999,000             399,000
                                                ------------        ------------
         Total . . . . . . . . . . . . . . . .   $19,875,000           1,048,000
                                                 -----------
                                                 -----------
    Less:  Amounts representing interest . . .                          (335,000)
                                                                    ------------
    Present value of minimum lease payments. .                        $  713,000
                                                                    ------------
                                                                    ------------


     Based on the borrowing rates currently available to the corporation for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion, is $18,696,000.

5.   INCOME TAXES

     A summary of the provision for income taxes for the years ended December 31, 1994, 1993 and 1992 is as follows:

     Provision for Income Taxes:


                                           1994           1993          1992
                                       -----------    -----------    ----------
    Current. . . . . . . . . . . .     $10,745,000    $10,647,000    $5,729,000
    Deferred . . . . . . . . . . .       1,205,000     (2,372,000)       26,000
                                       -----------    -----------    ----------
                                       $11,950,000    $ 8,275,000    $5,755,000
                                       -----------    -----------    ----------
                                       -----------    -----------    ----------


     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). Pursuant to FAS 109, the Company must record deferred taxes or benefits which result from temporary differences between the tax and financial statement treatment of certain assets or liabilities. The adoption of FAS 109 had no material impact on the Company's operations.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


     The following reconciles the difference between the 1994, 1993 and 1992 current and statutory provision for income taxes.


                                                1994      1993      1992
                                              --------  --------  --------

 Statutory Provision . . . . . . . . . .        35.0%     35.0%     34.0%
 Tax Preferred Investment Income . . . .         (.9)     (1.0)     (2.0)
 Insurance Company Statutory Rate. . . .         (.7)     (2.2)     (2.0)
 Loss Carryforwards. . . . . . . . . . .                             (.3)
 Other Items, Net. . . . . . . . . . . .         1.5        .2       (.3)
                                              --------  --------  --------
   Provision for Income Taxes. . . . . .        34.9%     32.0%     29.4%
                                              --------  --------  --------
                                              --------  --------  --------


  During the third quarter of 1993, Congress passed the "Omnibus Budget Reconciliation Act of 1993" (the "Act"). Certain provisions of the Act increased the statutory federal income tax rate to 35% from 34% and made the impact of such change retroactive to January 1, 1993. Aside from the increased statutory rate, the Company does not expect other provisions of the Act to have a material impact on the Company's income taxes.

  The tax items comprising the Company's net deferred tax assets at December 31 which are included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheet are as follows:


                                            1994        1993        1992
                                         ---------- -----------  ----------
Deferred tax assets:
 Accruals not currently deductible . . . $  628,000  $1,048,000  $   26,000
 Compensation accruals . . . . . . . . .  1,279,000   1,328,000   1,248,000
 Bad debt allowances . . . . . . . . . .  1,111,000     839,000     453,000
 Loss carryforwards. . . . . . . . . . .    554,000     601,000     278,000
 Unrealized investment losses. . . . . .    842,000
 Other . . . . . . . . . . . . . . . . .     34,000      18,000     334,000
                                         ----------  ----------  ----------
                                          4,448,000   3,834,000   2,339,000
Deferred tax liabilities:
 Reserve differential for HMO and
   Insurance activities. . . . . . . . .  1,402,000     845,000   1,480,000
 Difference between book and
   tax basis of Building and
   Equipment . . . . . . . . . . . . . .  2,208,000     376,000       8,000
 Other . . . . . . . . . . . . . . . . .     28,000      40,000     650,000
                                         ----------  ----------  ----------
                                          3,638,000   1,261,000   2,138,000
                                         ----------  ----------  ----------
 Net deferred tax asset. . . . . . . . . $  810,000  $2,573,000  $  201,000
                                         ----------  ----------  ----------
                                         ----------  ----------  ----------

   At December 31, 1994, the Company had approximately $600,000 of tax Net Operating Loss Carryforward ("NOL") which is limited to use at the rate of approximately $91,000 per year during the carryforward period. The NOL can be used to reduce future taxes payable until it expires in 2001. The Company has tax capital loss carryforwards of approximately $1,000,000 expiring through 1999 which can be used to reduce future capital gains income.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

6.        COMMITMENTS AND CONTINGENCIES

LEASES

 The Company is the lessee under several operating leases, most of which relate to equipment and office facilities. The rentals on these leases are charged to expense over the lease term as the Company becomes obligated for payment and, where applicable, provide for rent escalations based on certain costs and price index factors. The following is a schedule, by year, of the future minimum lease payments under existing operating leases:


      YEAR ENDED
     DECEMBER 31
     -----------
          1995 . . . . . . . . . . . . .   $2,285,000
          1996 . . . . . . . . . . . . .    1,480,000
          1997 . . . . . . . . . . . . .      814,000
          1998 . . . . . . . . . . . . .      450,000
          1999 . . . . . . . . . . . . .      382,000
          Thereafter . . . . . . . . . .    1,451,000
                                           ----------
               Total . . . . . . . . . .   $6,862,000
                                           ----------
                                           ----------

    Rent  expense totaled $3,256,000, $5,410,000 and $4,953,000 in 1994, 1993 and 1992, respectively.

LITIGATION AND LEGAL MATTERS

  In June, 1992, HPN and SHL settled a dispute with the Nevada Department of Insurance concerning the availability of premium tax credits to HPN and SHL and paid the Department $784,000. This settlement was for the years 1988 through 1992. In February, 1994, the Department of Insurance conducted a special examination of HPN and SHL regarding HPN's and SHL's eligibility for premium tax credits. This examination concluded with a recommendation from the examiner that HPN and SHL both be considered as fully qualified for the credits under Nevada Revised Statutes.

  The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings will not materially impact the consolidated financial statements of the Company.

7.   PENSION AND SUPPLEMENTAL RETIREMENT PLANS

  The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company contributes 2% of an employee's compensation for all employees who meet the Plan's eligibility requirements and matches 50% of a participant's elective deferral

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


up to a maximum deferral of either 10% of an employee's compensation or the maximum allowable under current IRS statute. Expense under the plan totaled $2,214,000, $1,955,000 and $1,483,000 in 1994, 1993 and 1992, respectively. The base employer contribution of 2% is vested 100% while the employer's matching contribution vests based on the employee's length of service.

  The Company has a Supplemental Retirement Plan (the "SRP") for certain officers, directors and highly compensated employees. The SRP is a non-qualified deferred compensation plan through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. The Company also matches 50% of those contributions that participants are restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRP upon participant death, disability, retirement, termination of employment or certain other circumstances including financial hardship. The Company contributed $550,000, $408,000 and $445,000 to the SRP in 1994, 1993 and 1992, respectively.

8.   RELATED PARTY TRANSACTIONS

  In March, 1994, the Company purchased two companies which owned and operated medical buildings that were previously leased by the Company. The two companies and their predecessor limited partnerships were entities that were partially owned by affiliates of the Company. The Company's Chief Executive Officer had interests in both companies and another officer of the Company had an interest in one company. The Company purchased all the outstanding stock of the two companies for approximately $11.4 million which consisted of $4.0 million in cash and $7.4 million in assumed liabilities. The purchase price was based on the appraised value of the two companies' land and medical buildings; all other assets purchased were not material. The two companies were then merged into one of Sierra's subsidiaries. In August, 1994, the Company paid off $2.4 million of the assumed liabilities. Lease payments to the affiliated entities for the years ended December 31, 1993 and 1992 were $1,663,000 and $1,612,000, respectively.

9.   STOCK PLANS

  The Company has a stock option plan (the "Stock Option Plan") for employees and directors, with 827,430 shares reserved for issuance as either qualified or non-qualified stock options as of December 31, 1994. The Stock Option Plan provides for the granting of stock options, stock appreciation rights ("SARs") and tax equalization payments. Options are granted at fair market value and are currently exercisable in 20% or 33-1/3% annual increments, commencing one year after the date of grant.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992

  The following table reflects the activity of the Stock Option
Plan:


                                            Number of            Option
                                              Shares              Price
                                            ----------       --------------
Outstanding January 1, 1992. . . . . . .      862,460        $  .81 - 12.00
   Granted . . . . . . . . . . . . . . .      157,600        $ 8.88 - 21.00
   Exercised . . . . . . . . . . . . . .     (282,646)       $  .81 - 12.00
   Canceled. . . . . . . . . . . . . . .      (31,214)       $  .81 - 11.94
                                            ---------
Outstanding December 31, 1992. . . . . .      706,200        $  .81 - 21.00
   Granted . . . . . . . . . . . . . . .      341,400        $16.38 - 19.13
   Exercised . . . . . . . . . . . . . .     (101,395)       $  .81 - 21.00
   Canceled. . . . . . . . . . . . . . .      (10,220)       $  .81 - 21.00
                                            ---------
Outstanding December 31, 1993. . . . . .      935,985        $  .81 - 21.00
   Granted . . . . . . . . . . . . . . .      161,700        $26.38 - 28.63
   Exercised . . . . . . . . . . . . . .     (348,668)       $ 3.38 - 21.00
   Canceled. . . . . . . . . . . . . . .       (3,400)       $ 3.38 - 21.00
                                            ---------
Outstanding December 31,  1994 . . . . .      745,617        $ 2.44 - 28.63
                                            ---------
                                            ---------


  At December 31, 1994, 191,607 options were exercisable.

  The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. As of December 31, 1994, the Company had 534,114 shares reserved for purchase under the Purchase Plan. During 1994, a total of 36,176 shares were purchased at prices of $17.00 and $19.23 a share. During January, 1995, 21,907 shares were issued to these employees at $19.98 per share in connection with the Purchase Plan.

  The Company also has a Capital Accumulation Plan (the "CAP Plan") whereby share units or fractions thereof may be awarded by a disinterested committee appointed by the Board of Directors to designated key employees and executive officers of the Company which entitle the recipient to benefits based upon the increase, if any, in the fair market value of the common stock of the Company. The units vest over a five year period, subject to divestiture under certain circumstances. The amount payable is determined by a formula relating to the increase in fair market value of the common stock of the Company at the time of payment, not exceeding $11.94, over the fair market value of such stock at the grant date. All amounts are payable at the option of the Company in cash, shares of common stock, or a combination of both. At December 31, 1994, there were 435,983 shares reserved for issuance under the CAP Plan.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


The following table reflects the activity of the CAP Plan:


                                             NUMBER OF            GRANT
                                            SHARE UNITS           PRICE
                                            -----------      ----------------

Outstanding January 1, 1992. . . . . . .      442,000           $3.38; 5.94
   Paid Out. . . . . . . . . . . . . . .     (120,000)          $3.38; 5.94
   Canceled. . . . . . . . . . . . . . .      (16,000)          $3.38; 5.94
                                            ---------
Outstanding December 31, 1992. . . . . .      306,000           $3.38; 5.94
   Paid Out. . . . . . . . . . . . . . .     (102,000)          $3.38; 5.94
                                            ---------
Outstanding December 31, 1993. . . . . .      204,000           $3.38; 5.94
   Paid Out. . . . . . . . . . . . . . .     (102,000)          $3.38; 5.94
                                            ---------
Outstanding December 31, 1994. . . . . .      102,000           $3.38; 5.94
                                            ---------
                                            ---------

   Total expense recorded for SARs and the CAP Plan was $280,000, $525,000 and $1,421,000 for 1994, 1993 and 1992, respectively.

   All stock plans and the related information have been retroactively adjusted to account for the stock split discussed in Note 1.

10.STOCKHOLDERS' EQUITY

   On October 11, 1994 the Company completed a public offering of 1,800,000 shares of its Common Stock, $.005 par value per share (the "Common Stock"), at a price of $26.50 per share. Additionally, Anthony M. Marlon, M.D., the Company's Chairman and Chief Executive Officer, sold 500,000 shares of Common Stock in such offering. The net proceeds to the Company from the offering were approximately $44.6 million, after deducting the underwriting discounts and commissions and the offering expenses payable by the Company.

   On June 14, 1994 the Board of Directors of Sierra authorized and declared a dividend distribution of one right (a "Right") for each share of Sierra common stock, par value $.005 per share (the "Common Shares"). The Rights were distributed to the holders of record of Common Shares of the close of business on June 30, 1994. Each Right entitles the registered holder to purchase from Sierra a unit consisting of one one-hundredth of a share of the Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, of Sierra, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since Sierra may redeem the Rights at the price of $.02 per Right prior to the time that a person or group has acquired beneficial ownership of 20% or more of the Common Stock.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


11.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

   Supplemental statements of cash flows information is presented below:


                                                       1994          1993          1992
                                                   -----------   -----------   -----------
Liabilities assumed in connection with
   corporate acquisition . . . . . . . . . . . . .  $7,279,000            __            __
Reductions to funds withheld by ceding
   insurance company and future policy
   benefits. . . . . . . . . . . . . . . . . . . .     447,000    $  122,000    $  594,000
Stock issued for exercise of options
   and related tax benefits. . . . . . . . . . . .   2,685,000     1,117,000     2,378,000
Assumption of liability in connection with
   land purchase . . . . . . . . . . . . . . . . .          __            __     2,789,000
Additions to capital leases. . . . . . . . . . . .     552,000            __            __
Cash paid during the year for interest
   (net of amount capitalized) . . . . . . . . . .   1,975,000            __       783,000
Cash paid during the year for
   Federal Income Taxes. . . . . . . . . . . . . .   9,550,000     9,703,000     5,106,000


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 and 1992


12.UNAUDITED QUARTERLY INFORMATION


                                            MARCH           JUNE       SEPTEMBER      DECEMBER
                                              31             30            30            31
                                          -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1994:
  Operating revenues . . . . . . . . . .  $69,403,000   $72,683,000   $75,332,000   $78,383,000
  Operating income . . . . . . . . . . .    7,347,000     9,086,000     9,433,000    10,212,000
  Income before income taxes and
    minority interests . . . . . . . . .    6,910,000     8,518,000     8,952,000     9,868,000
  Net income . . . . . . . . . . . . . .    4,475,000     5,501,000     5,828,000     6,400,000
  Earnings per share (a) . . . . . . . .        $ .36         $ .44         $ .46         $ .45

YEAR ENDED DECEMBER 31, 1993:
  Operating revenues . . . . . . . . . .  $63,731,000   $63,463,000   $65,658,000   $65,225,000
  Operating income . . . . . . . . . . .    5,565,000     5,888,000     6,909,000     7,497,000
  Income before income taxes and
    minority interests . . . . . . . . .    5,284,000     6,020,000     7,011,000     7,546,000
  Net income . . . . . . . . . . . . . .    3,650,000     4,156,000     4,559,000     5,078,000
  Earnings per share (a) . . . . . . . .        $ .30         $ .34         $ .37         $ .41


(a) Quarterly earnings per share have been adjusted to account for the stock split discussed in Note 1.




        ************************************************

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its Annual Meeting of Stockholders set for May 16, 1995, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its Annual Meeting of Stockholders set for May 16, 1995 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its Annual Meeting of Stockholders set for May 16, 1995 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its Annual Meeting of Stockholders set for May 16, 1995 is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  The following consolidated financial statements are included in Part II,
Item 8 of this Report:

                                                                            PAGE

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .     23
    Consolidated Balance Sheets at December 31, 1994 and 1993. . . . . .     24
    Statements of Consolidated Operations for the years ended
    December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . .     26
    Statements of Changes in Consolidated Stockholders' Equity for
      the years ended December 31, 1994, 1993 and 1992 . . . . . . . . .     27
    Statements of Consolidated Cash Flows for the years ended
      December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . .     28
    Notes to Consolidated Financial Statements . . . . . . . . . . . . .     29

(a)(2)  Financial Statement Schedules:

    Schedule I - Condensed Financial Information of Registrant . . . . .     50

All other schedules are omitted because they are not applicable, not required, or because the required information is in the financial statements or notes thereto.

(a)(3) and (c) The following exhibits are filed as part of this Report as required by Item 601 of Regulation S-K:

        (3.1) Articles of Incorporation, together with amendments thereto to date, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

        (3.2) Certificate of Division of Shares into Smaller Denominations of the registrant, incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

        (3.3) Amended and Restated Bylaws of the Registrant, as amended through March 22, 1995.

        (4.1) Rights Agreement, dated as of June 14, 1994, between the registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3 effective October 11, 1994 (Reg. No. 33-83664).

        (4.2)  Specimen Common Stock Certificate, incorporated by reference to
               Exhibit 4(e) to the Registrant's Registration Statement on Form S-8 as filed and effective on August 5, 1994 (Reg. No. 33-82474).

      *(10.1) Hospital Services Agreement with Sunrise Hospital and Medical Center dated April 29, 1988, together with amendments thereto to date, incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as amended.

       (10.2) Excess Medical Professional and General Liability Insurance policy dated June 11, 1991 with Reliance Insurance Company of Illinois covering SMA, incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

       (10.3) Modification and renewal agreement, dated October 31, 1994, to the Excess Medical Professional and General Liability Insurance policy dated June 11, 1991 with Reliance Insurance Company of Illinois covering SMA.

       (10.4) Reinsurance agreement between Sierra Health and Life Insurance Company, Inc. and Lincoln National Life Insurance Company effective December 31, 1991, incorporated by reference to Exhibit
               10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

       (10.5) Reinsurance agreements between Sierra Health and Life Insurance Company, Inc. and Allianz Life Insurance Company dated October 1, 1994, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 8-K dated March 2, 1995.

       (10.6) Reinsurance agreement between Health Plan of Nevada, Inc. and Allianz Life Insurance Company dated June 1, 1993, incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

       (10.7) Reinsurance agreement between Sierra Health and Life Insurance Company, Inc. and Connecticut General Life Insurance Company dated September 14, 1992, incorporated by reference to Exhibit
               10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

       (10.8) Administrative Services agreement between Health Plan of Nevada, Inc. and the Registrant dated December 1, 1987, incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

       (10.9) Administrative Services agreement between Sierra Health and Life Insurance Company, Inc. and the Registrant dated April 1, 1989, incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

       (10.10) Business Affiliation Agreement among the Registrant, Sierra
               Health Holdings, Inc., the Galtney Group, Inc. and HMO Texas Holdings, Inc. dated October 28, 1994, incorporated by reference to Registrant's Report on Form 8-K dated March 2, 1995.

        (10.11) Agreement between Health Plan of Nevada, Inc. and the United
                States Health Care Financing Administration dated July 24, 1992, incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1992.

        (10.12) Loan Agreement among Bank of America, Nevada, the Registrant,
                Health Plan of Nevada, Inc. and Sierra Health and Life Insurance Company, Inc. dated November 30, 1993 in the principal amount of $14,000,000, incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

        (10.13) Loan Agreement between Home Federal Savings and Loan Association and 2314 West Charleston Partnership dated September 15, 1989 in the principal amount of $3,400,000, incorporated by reference to
                Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

        (10.14) Promissory note assumed by Southwest Medical Associates, Inc.
                payable to Key Bank of Washington, formerly Savings Bank of Puget Sound, with the principal amounts totaling $7,500,000, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

        (10.15) Assumption and Reaffirmation Agreements dated March 25, 1994, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993.

        (10.16) Unconditional Guarantees dated March 25, 1994, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

        (10.17) Compensatory Plans, Contracts and Arrangements.

                   (1)  Employment Agreements with Anthony M. Marlon, M.D.;
                        Erin E. MacDonald; Frank E. Collins; William R. Godfrey; Laurence S. Howard; Michael A. Montalvo; Jerry D. Reeves, M.D.; Marie H. Soldo; and James L. Starr with various dates and severance agreement with Robert A. Mayer, dated August 31, 1994, incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

                   (2) The Registrant's Second Amended and Restated 1986 Stock Option Plan as amended to date, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                   (3) The Registrant's Second Restated Capital Accumulation Plan, as amended to date, incorporated by reference to
                        Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                   (4) The Registrant's Supplemental Retirement Plan, as amended to date, incorporated by reference to Exhibit
                        10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                   (5)  Protocols for Cash Bonus Awards.

          (10.18) Agreement between the Registrant and PriMerit Bank for $5,000,000 Line of Credit dated May 14, 1993, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended March 31, 1993.

          (10.19) Modification and Renewal Agreement dated June 30, 1994 to the Line of Credit Agreement dated May 14, 1993, between the Registrant and PriMerit Bank, incorporated by reference to
                   Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 1994.

        **(10.20)  Agreement between the Registrant and First Option Health Plan to develop and implement a Medicare risk product in New Jersey dated January 6, 1995.

             (11)  Computation of earnings per share.

             (21)  Subsidiaries of the Registrant (listed herein):

                   Health Plan of Nevada, Inc., a Nevada corporation. Southwest Medical Associates, Inc., a Nevada corporation. Sierra Health and Life Insurance Company, Inc., a Nevada
                    corporation.
                   Family Health Care Services, a Nevada corporation. Southwest Realty, Inc., a Nevada corporation.
                   Family Home Hospice, Inc., a Nevada corporation.
                   Sierra Healthcare Options, Inc., a Nevada corporation. Behavioral Healthcare Options, Inc., a Nevada corporation HMO Texas, L.C., a Texas Limited Liability Corporation

             (23)  Consent of Deloitte & Touche LLP.

             (27)  Financial Data Schedule

                All other Exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated March 2, 1995 with the Securities and Exchange Commission in connection with the signing of a Business Affiliation Agreement among the Registrant, the Galtney Group,
    Inc. and HMO Texas Holdings, Inc.; as well as the signing of reinsurance agreements between Sierra Health & Life Insurance and Allianz Life Insurance Company of North America dated October 1, 1994.

(d) Financial Statement Schedules

    The Exhibits set forth in Item 14(a)(2) are filed herewith.

* Confidential treatment has been requested and approved for portions of this exhibit. The confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule b-2 under the Securities Exchange Act of 1934, as amended.

** Confidential treatment has been requested for portions of this exhibit. The confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              SIERRA HEALTH SERVICES, INC.


                              By:     /S/ ANTHONY M. MARLON, M.D.
                                 --------------------------------------

Date: March 28, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                          TITLE                         DATE

    /S/ ANTHONY M. MARLON, M.D.    Chief Executive Officer           March 28, 1995
---------------------------------
        Anthony M. Marlon, M.D.    and Chairman of the Board
                                   (Chief Executive Officer)


     /S/ JAMES L. STARR            Vice President of Finance,        March 28, 1995
---------------------------------
         James L. Starr            Chief Financial Officer and Treasurer
                                   (Chief Accounting Officer)



      /S/ ERIN E. MACDONALD        President and                     March 28, 1995
---------------------------------
        Erin E. MacDonald          Chief Operating Officer
                                   Director


     /S/ CHARLES L. RUTHE          Director                          March 28, 1995
---------------------------------
        Charles L. Ruthe


     /S/ WILLIAM J. RAGGIO         Director                          March 28, 1995
---------------------------------
        William J. Raggio


     /S/ THOMAS Y. HARTLEY         Director                          March 28, 1995
---------------------------------
        Thomas Y. Hartley

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - PARENT COMPANY ONLY



                                                                  DECEMBER 31
                                                          ---------------------------
                                                              1994           1993
                                                          ------------   ------------
 CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .    $  6,577,000      3,262,000
  Short-term Securities. . . . . . . . . . . . . . . .      48,523,000      3,840,000
  Prepaid Expenses and Other Assets. . . . . . . . . .       1,640,000      2,835,000
                                                          ------------   ------------
    Total Current Assets . . . . . . . . . . . . . . .      56,740,000      9,937,000

 LAND, BUILDING AND EQUIPMENT - NET. . . . . . . . . .      19,154,000     20,160,000
 OTHER ASSETS:
  Equity in Net Assets of Subsidiaries . . . . . . . .      58,108,000     39,768,000
  Other. . . . . . . . . . . . . . . . . . . . . . . .       8,672,000      5,043,000
                                                          ------------   ------------

 TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .    $142,674,000    $74,908,000
                                                          ------------   ------------
                                                          ------------   ------------

 CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities . . .       4,235,000      5,783,000
  Current Portion of Long-term Debt. . . . . . . . . .         556,000      3,524,000
  Current Portion of Note Payable to Subsidiary. . . .                        898,000
                                                          ------------   ------------
    Total Current Liabilities. . . . . . . . . . . . .       4,791,000     10,205,000
 LONG-TERM DEBT--LESS CURRENT PORTION. . . . . . . . .       2,402,000      2,571,000
                                                          ------------   ------------
 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .       7,193,000     12,776,000
                                                          ------------   ------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
  Capital Stock. . . . . . . . . . . . . . . . . . . .          73,000         62,000
  Additional Paid-in Capital . . . . . . . . . . . . .      79,256,000     27,666,000
  Treasury Stock . . . . . . . . . . . . . . . . . . .        (130,000)      (130,000)
  Unrealized Holding Loss on Available-for-Sale Securities    (456,000)
  Retained Earnings. . . . . . . . . . . . . . . . . .      56,738,000     34,534,000
                                                          ------------   ------------
    Total Stockholders' Equity . . . . . . . . . . . .     135,481,000     62,132,000
                                                          ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .    $142,674,000    $74,908,000
                                                          ------------   ------------
                                                          ------------   ------------



Note: Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:


                Year Ending
                December 31,
                ------------
                  1995              $556,000
                  1996               620,000
                  1997               495,000
                  1998               429,000
                  1999               429,000
                  Thereafter         429,000
                                  ----------
                  Total           $2,958,000
                                  ----------
                                  ----------


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) CONDENSED STATEMENT OF OPERATIONS -- PARENT COMPANY ONLY



                                                      Year Ended December 31,
                                           ------------------------------------------
                                                1994           1993           1992
                                           ------------   ------------   ------------
 OPERATING REVENUES:
  Management Fees. . . . . . . . . . . .    $37,324,000    $33,806,000    $29,562,000
  Subsidiary Dividends . . . . . . . . .      1,350,000      3,460,000      1,750,000
  Investment and Other Income. . . . . .        928,000        229,000      1,365,000
                                           ------------   ------------   ------------
   Total Operating Revenues. . . . . . .     39,602,000     37,495,000     32,677,000
                                           ------------   ------------   ------------

 GENERAL & ADMINISTRATIVE EXPENSES:
  Payroll & benefits . . . . . . . . . .     12,162,000     12,591,000     10,811,000
  Depreciation . . . . . . . . . . . . .      3,494,000      3,051,000      2,889,000
  Rent . . . . . . . . . . . . . . . . .      1,186,000      1,630,000      1,512,000
  Repairs & Maintenance. . . . . . . . .        303,000        455,000        965,000
  Legal. . . . . . . . . . . . . . . . .      1,109,000        632,000        583,000
  Consulting . . . . . . . . . . . . . .        480,000        421,000        257,000
  Other. . . . . . . . . . . . . . . . .      5,053,000      4,240,000      4,110,000
                                           ------------   ------------   ------------
   Total General and Administrative. . .     23,787,000     23,020,000     21,127,000
                                           ------------   ------------   ------------

 INTEREST EXPENSE AND OTHER, NET . . . .       (467,000)      (168,000)      (515,000)
                                           ------------   ------------   ------------

 EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES . . . . . . .     12,549,000      6,876,000      5,502,000
                                           ------------   ------------   ------------

 INCOME BEFORE INCOME TAXES. . . . . . .     27,897,000     21,183,000     16,537,000

 PROVISION FOR INCOME TAXES. . . . . . .     (5,693,000)    (3,740,000)    (2,934,000)
                                           ------------   ------------   ------------

 NET INCOME. . . . . . . . . . . . . . .    $22,204,000    $17,443,000    $13,603,000
                                           ------------   ------------   ------------
                                           ------------   ------------   ------------


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY




                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1994           1993           1992
                                                      -----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . .    $22,204,000    $17,443,000    $13,603,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization . . . . . . .      3,533,000      3,091,000      2,929,000
       Equity in Undistributed Earnings
         of Subsidiaries . . . . . . . . . . . . .    (12,549,000)    (6,876,000)    (5,502,000)
   Other assets. . . . . . . . . . . . . . . . . .        996,000       (415,000)      (356,000)
   Changes in working capital accounts:
     Current assets. . . . . . . . . . . . . . . .       (635,000)    (1,311,000)      (718,000)
     Current liabilities . . . . . . . . . . . . .        239,000      1,696,000      1,558,000
                                                      -----------    -----------    -----------
     Net cash provided by operating activities . .     13,788,000     13,628,000     11,514,000
                                                      -----------    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures. . . . . . . . . . . . . .     (2,048,000)   (11,979,000)    (3,319,000)
   Land, Building and Equipment dispositions, Net.        113,000        504,000      1,989,000
   Increase in Short-Term Securities . . . . . . .    (45,316,000)    (1,529,000)    (2,311,000)
   Increase in Other Assets. . . . . . . . . . . .     (2,659,000)                   (1,792,000)
   Dividends from Subsidiaries . . . . . . . . . .      1,350,000      3,460,000      1,750,000
   Increase in net assets in subsidiaries. . . . .     (7,141,000)    (5,691,000)    (5,481,000)
                                                      -----------    -----------    -----------
     Net cash used for investing activities. . . .    (55,701,000)   (15,235,000)    (9,164,000)
                                                      -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt. . . . . . . . . .                     3,000,000
   Reductions in long-term obligations and
     payments on capital leases. . . . . . . . . .     (3,688,000)      (959,000)    (1,749,000)
   Reductions in Note Payable to Subsidiary. . . .                      (931,000)    (1,165,000)
   Proceeds from Issuance of Common Stock. . . . .     44,579,000
   Exercise of Stock Options . . . . . . . . . . .      4,337,000      1,245,000      2,266,000
                                                      -----------    -----------    -----------
     Net cash used for financing activities. . . .     45,228,000      2,355,000       (648,000)
                                                      -----------    -----------    -----------
 Net increase (decrease) in cash and
   cash equivalents. . . . . . . . . . . . . . . .      3,315,000        748,000      1,702,000
 Cash and cash equivalents at beginning of year. .      3,262,000      2,514,000        812,000
                                                      -----------    -----------    -----------
 Cash and cash equivalents at end of year. . . . .    $ 6,577,000     $3,262,000     $2,514,000
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

 Supplemental condensed statements of cash flows information:

 Additions to capital leases . . . . . . . . . . .     $  552,000              _              _
 Assumptions of liability in connection with
   land purchase . . . . . . . . . . . . . . . . .              _              _     $2,789,000
 Stock issued for exercise of options. . . . . . .      2,685,000     $1,117,000      2,378,000
 Cash paid during the year for interest
   (net of amount capitalized) . . . . . . . . . .        662,000              _        284,000
 Cash paid during the year for
   Federal Income Taxes. . . . . . . . . . . . . .      2,592,000      3,338,000      4,475,000
