Form 10-Q
period 1995-03-31
SIERRA HEALTH SERVICES INC
filed 1995-05-15
CIK 754009

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995
                              ------------------------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                             to
                               ---------------------------   -------------------

Commission File Number 1-8865

                          SIERRA HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          NEVADA                                  88-0200415
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     2724 NORTH TENAYA WAY                        89128
     LAS VEGAS, NV                                (Zip Code)
     (Address of principal executive offices)

                                 (702) 242-7000
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

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

 As of April 30, 1995 there were 14,719,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------


PART I - FINANCIAL INFORMATION

     Item l.   Financial Statements

               Condensed Consolidated Balance Sheets -
                March 31, 1995, and December 31, 1994. . . . . . . . . . .   3

               Condensed Consolidated Statements of Operations -
                Three months ended March 31, 1995, and March 31, 1994. . .   4

               Condensed Consolidated Statements of Cash Flows -
                Three months ended March 31, 1995, and March 31, 1994. . .   5

               Notes to Condensed Consolidated Financial Statements. . . .   6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . . . .   7



PART II - OTHER INFORMATION

     Item l.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  11

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .  11

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . .  11

     Item 4.   Submission of Matters to a Vote of Security Holders . . . .  11

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  11

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                   MARCH 31        DECEMBER 31
                                                     1995             1994
                                                --------------    --------------
CURRENT ASSETS:
 Cash and Cash Equivalents . . . . . . . . .     $  28,014,000    $  17,227,000
 Short-term Securities . . . . . . . . . . .        90,024,000       87,350,000
 Accounts Receivable - Net . . . . . . . . .         6,340,000        6,571,000
 Prepaid Expenses and Other Assets . . . . .         8,352,000        7,683,000
                                                 -------------    -------------
     Total Current Assets. . . . . . . . . .       132,730,000      118,831,000
                                                 -------------    -------------

LAND, BUILDING AND EQUIPMENT . . . . . . . .        91,239,000       88,449,000
 Less-Accumulated Depreciation . . . . . . .        24,309,000       22,386,000
                                                 -------------    -------------
     Land, Building and Equipment - Net. . .        66,930,000       66,063,000
                                                 -------------    -------------

OTHER ASSETS:
 Funds Withheld by Ceding Insurance Company.         9,855,000       10,234,000
 Long-term Securities. . . . . . . . . . . .        12,626,000       18,824,000
 Restricted Cash and Securities. . . . . . .         4,184,000        3,771,000
 Other . . . . . . . . . . . . . . . . . . .         5,963,000        5,527,000
                                                 -------------    -------------
     Total Other Assets. . . . . . . . . . .        32,628,000       38,356,000
                                                 -------------    -------------
TOTAL ASSETS . . . . . . . . . . . . . . . .     $ 232,288,000    $ 223,250,000
                                                 -------------    -------------
                                                 -------------    -------------
CURRENT LIABILITIES:
  Accounts Payable and Other Accrued
   Liabilities . . . . . . . . . . . . . . .     $   8,193,000    $   6,987,000
  Accrued Payroll and Taxes. . . . . . . . .         8,715,000        8,216,000
  Medical Claims Payable . . . . . . . . . .        30,574,000       31,122,000
  Unearned Premium Revenue . . . . . . . . .         9,714,000       10,637,000
  Current Portion of Long-term Debt. . . . .         2,186,000        2,179,000
                                                 -------------    -------------
     Total Current Liabilities . . . . . . .        59,382,000       59,141,000
FUTURE POLICY BENEFITS . . . . . . . . . . .         9,855,000       10,234,000
LONG-TERM DEBT--LESS CURRENT PORTION . . . .        18,688,000       18,409,000
MINORITY INTERESTS . . . . . . . . . . . . .           457,000        1,094,000
                                                 -------------    -------------
TOTAL LIABILITIES. . . . . . . . . . . . . .        88,382,000       88,878,000
                                                 -------------    -------------
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 Par Value,
  1,000,000 Shares Authorized,
  None Issued
 Common Stock, $.005 Par Value,
  40,000,000 Shares Authorized;
  Shares Issued:  1995 - 14,817,000;
  1994 - 14,677,000; . . . . . . . . . . . .            74,000           73,000
 Additional Paid-in Capital. . . . . . . . .        81,866,000       79,256,000
 Treasury Stock, 100,000 Common Shares . . .          (130,000)        (130 000)
 Unrealized Holding Loss on
  Available-for-Sale Securities. . . . . . .          (889,000)      (1,565,000)
 Retained Earnings . . . . . . . . . . . . .        62,985,000       56,738,000
                                                 -------------    -------------
     Total Stockholders' Equity. . . . . . .       143,906,000      134,372,000
                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 232,288,000    $ 223,250,000
                                                 -------------    -------------
                                                 -------------    -------------


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                        THREE MONTHS ENDED
                                                    MARCH 31       MARCH 31
                                                      1995            1994
                                                   -----------    -----------
OPERATING REVENUES:
  Premiums . . . . . . . . . . . . . . . . . .     $75,548,000    $63,356,000
  Professional Fees. . . . . . . . . . . . . .       3,818,000      2,975,000
  Specialty Product Revenue. . . . . . . . . .       2,791,000      2,431,000
  Investment and Other Revenue . . . . . . . .       1,472,000        641,000
                                                   -----------    -----------
    Total. . . . . . . . . . . . . . . . . . .      83,629,000     69,403,000
                                                   -----------    -----------

OPERATING EXPENSES:
  Medical Expenses . . . . . . . . . . . . . .      57,720,000     47,496,000
  General, Administrative and Other. . . . . .      15,109,000     13,221,000
  Specialty Product Expenses . . . . . . . . .       1,600,000      1,339,000
                                                   -----------    -----------
    Total. . . . . . . . . . . . . . . . . . .      74,429,000     62,056,000
                                                   -----------    -----------

OPERATING INCOME . . . . . . . . . . . . . . .       9,200,000      7,347,000

OTHER INCOME AND EXPENSE:
  Minority Interests in Subsidiary
   Loss (Income) . . . . . . . . . . . . . . .         501,000        (26,000)
  Interest Expense and Other, Net. . . . . . .        (307,000)      (437,000)
                                                   -----------    -----------
    Total. . . . . . . . . . . . . . . . . . .         194,000       (463,000)
                                                   -----------    -----------

INCOME BEFORE INCOME TAXES . . . . . . . . . .       9,394,000      6,884,000
PROVISION FOR INCOME TAXES . . . . . . . . . .       3,147,000      2,409,000
                                                   -----------    -----------

NET INCOME . . . . . . . . . . . . . . . . . .     $ 6,247,000    $ 4,475,000
                                                   -----------    -----------
                                                   -----------    -----------

EARNINGS PER COMMON SHARE. . . . . . . . . . .         $   .43        $   .36
                                                       -------        -------
                                                       -------        -------
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING. . . . . . . . . .      14,639,000     12,436,000


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                      THREE MONTHS ENDED
                                                      MARCH 31       MARCH 31
                                                        1995           1994
                                                   --------------  ------------
Cash Flows From Operating Activities:
  Net Income . . . . . . . . . . . . . . . . . . . .  $  6,247,000  $ 4,475,000
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization. . . . . . . . .     1,955,000    1,785,000
      Provision for Doubtful Accounts. . . . . . . .       411,000      173,000
    Increase in Other Assets . . . . . . . . . . . .      (510,000)     (90,000)
    Decrease in Minority Interest. . . . . . . . . .      (637,000)     (22,000)
    Changes in Working Capital Accounts:
         Accounts Receivable . . . . . . . . . . . .      (180,000)    (412,000)
         Other Current Assets. . . . . . . . . . . .    (1,062,000)      11,000
         Medical Claims Payable. . . . . . . . . . .      (548,000)   1,207,000
         Other Current Liabilities . . . . . . . . .     1,597,000    2,207,000
                                                      ------------  -----------
    Net Cash Provided by Operating Activities. . . .     7,273,000    9,334,000
                                                      ------------  -----------
Cash Flows From Investing Activities:
  Capital Expenditures . . . . . . . . . . . . . . .    (2,755,000)  (2,126,000)
  Land, Building and Equipment Dispositions, Net . .         7,000       70,000
  Increase in Short-term Securities. . . . . . . . .    (2,196,000)  (5,152,000)
  Decrease (Increase) in Long-term Securities. . . .     6,789,000   (6,922,000)
  Increase in Restricted Cash and Securities . . . .      (413,000)     (17,000)
  Corporate Acquisitions, Net. . . . . . . . . . . .                 (4,000,000)
                                                      ------------  -----------
    Net Cash Provided by (Used for)
     Investing Activities. . . . . . . . . . . . . .     1,432,000  (18,147,000)
                                                      ------------  -----------
Cash Flows From Financing Activities:
  Proceeds from Long-term Borrowings . . . . . . . .       875,000
  Reductions in Debt and Payments
   on Capital Leases . . . . . . . . . . . . . . . .      (589,000)  (3,616,000)
  Exercise of Stock Options. . . . . . . . . . . . .     1,796,000    1,455,000
                                                      ------------  -----------
    Net Cash Provided by (Used for)
     Financing Activities. . . . . . . . . . . . . .     2,082,000   (2,161,000)
                                                      ------------  -----------


Net Increase (Decrease) in Cash and Cash
 Equivalents . . . . . . . . . . . . . . . . . . . .    10,787,000  (10,974,000)
Cash and Cash Equivalents at Beginning of Year . . .    17,227,000   23,188,000
                                                      ------------  ------------
Cash and Cash Equivalents at End of Period . . . . .  $ 28,014,000  $12,214,000
                                                      ------------  -----------
                                                      ------------  -----------


                                                        Three Months Ended
 Supplemental condensed consolidated statements       March 31       March 31
  of cash flows information:                            1995           1994
- ------------------------------------------------    ------------    -----------
Liabilities Assumed in Connection with
 Acquisition . . . . . . . . . . . . . . . . . . . .                $ 7,279,000
(Reductions) Additions to Funds Withheld by
 Ceding Insurance Company and Future Policy
 Benefits  . . . . . . . . . . . . . . . . . . . . .  $ (379,000)        87,000
Stock issued for exercise of options and
   related tax benefits. . . . . . . . . . . . . . .     815,000        913,000
Cash paid during the period for interest
   (net of amount capitalized) . . . . . . . . . . .     451,000        610,000
Cash paid during the period for Federal
 Income Taxes. . . . . . . . . . . . . . . .                            650,000



     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding Company, together with its subsidiaries collectively referred to as the "Company"). The financial statements include the operations of HMO Texas L.C. ("HMO Texas"). The Company currently owns a 50% interest in HMO Texas and manages the HMO's operations. However, HMO Texas has an agreement with a key employee whereby he may be granted a nominal equity interest in HMO Texas, if certain employment requirements are fulfilled in the future. This agreement is subject to certain regulatory and other approvals. All material intercompany balances and transactions have been eliminated.
     These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements, but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1994 and 1993. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three month period ended March 31, 1995, have been made.

2.   On May 9, 1995, the Company filed a Registration Statement on Form
     S-4 with the Securities and Exchange Commission for the listing of 700,000 shares of its Common Stock, $.005 par value. Once registered, these shares may be offered, issued and sold from time to time by the Company in connection with the expansion of the Company's business through various acquisitions and other business combinations.

3. Amounts in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 1994 have been reclassified to conform with current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THREE MONTHS ENDED MARCH 31, 1994.

     The total operating revenues of the Company for the three months ended March 31, 1995 increased 20.5% to $83.6 million, from $69.4 million for the three months ended March 31, 1994. The increase was primarily due to premium revenue increases of $12.2 million, or 19.2%, from the Company's HMO and insurance subsidiaries. Such additional premium revenue resulted principally from a 16.4% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries premium rates increased approximately 2.8% overall primarily due to a 7.5% increase in its capitation rate for its Medicare members established by the Health Care Financing Administration ("HCFA"). Professional fees increased by $800,000, or 28.3%, primarily due to the acquisition of a specialty practice as well as the opening of a new 44,000 square foot medical facility in the third quarter of 1994 both of which contributed to increased fee for service revenue. The Company's Specialty Product Revenue increased $400,000, or 14.8%, primarily due to an increase in the Company's workers' compensation product enrollment. Investment and other revenue increased $800,000, or 130%, due to increased invested cash balances from the Company's common stock offering completed in October, 1994.

     Total medical expenses increased by $10.2 million over the same three month period last year. This 21.5% increase resulted primarily from the consolidated member month growth as well as the additional fee for service business discussed above. The medical expenses as a percentage of premium revenues and professional fees ("Medical Loss Ratio") increased to 72.7% for the three months ended March 31, 1995, compared to 71.6% for the same period last year. This is due primarily to the new medical facility discussed above and an increase in Medicare members as a percentage of total members. Medicare enrollees have a higher Medical Loss Ratio and, accordingly, a higher overall weighted average Medical Loss Ratio results. Specialty product expenses increased $300,000, or 19.5%, primarily due to the additional workers' compensation enrollees.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 1995, COMPARED TO THREE MONTHS ENDED MARCH 31, 1994 (continued).

     General, administrative and other ("G&A") costs increased $1.9 million, or 14.3%, compared to the first quarter of 1994. As a percentage of revenues, however, the G&A costs for the first quarter of 1995 decreased to 18.1% from 19.0% during the comparable period in 1994. The G&A increase includes a $1.0 million charge for certain pre-opening and operating costs associated with HMO Texas, which became licensed and began marketing during the first quarter of 1995. The Company has an agreement to manage the operations of HMO Texas in addition to its 50% ownership interest. Such operations are included in the accompanying condensed consolidated financial statements with appropriate adjustments made to minority interests. In addition, compensation costs increased $700,000 primarily resulting from additional employees supporting expanded services. Broker fees increased by $400,000 due to member growth. These increases were partially offset by reductions in other G&A costs. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to an annual renewal. For the fiscal quarter ended March 31, 1995 the Company's ten largest employer groups were, in the aggregate, responsible for approximately 20% of its total revenues. Although none of such employer groups accounted for more than 5% of total revenues for that period, the loss of one or more of the larger employer groups could have a material adverse effect on the Company's business.

     The Company's effective tax rate for the first quarter of 1995 approximated 33.5% compared to 35.0% in the first quarter of 1994. The decrease was due primarily to increased investments in tax preferred municipal securities.

     Net income for the three months ended March 31, 1995, increased 39.6% to $6.2 million from $4.5 million for the comparable period in 1994. The approximate $1.7 million increase in earnings was primarily due to increased operating revenues, decreased G&A expenses as a percentage of revenues, and a decrease in the effective tax rate. Such decreases were partially offset by an increased Medical Loss Ratio.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's $7.3 million cash flow from operating activities during the first three months of 1995 resulted primarily from $6.2 million of net income and $2.0 million in depreciation and amortization, along with an increase in other current liabilities of approximately $1.6 million. Such increases in cash were offset by an approximate $2.5 million net change in other balance sheet accounts.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).


LIQUIDITY AND CAPITAL RESOURCES (continued)

     The $3.5 million provided by investing and financing activities since December 31, 1994, consisted principally of a $6.8 million reduction in securities that mature beyond twelve months from March 31, 1995, offset by increases totaling $2.6 million in short-term securities and restricted cash and securities. Additional sources include $900,000 received from long-term borrowings and $1.8 million received pursuant to the exercise of certain outstanding Company stock options. Cash receipts discussed above were partially offset by approximately $2.7 million used for net capital expenditures and $600,000 used for the reduction of debt.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's insurance subsidiary and HMO subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The insurance subsidiary and both HMO subsidiaries had restricted assets on deposit in various states totaling $3.5 million, as of March 31, 1995. The wholly-owned HMO, HMO Texas and the insurance subsidiary also meet requirements to maintain minimum stockholders' equity, on a statutory basis, of $200,000, $500,000 and $3.0 million, respectively. Of the cash and cash equivalents and short-term securities held at March 31, 1995, $12.6 million is designated for use only by the insurance subsidiary, another $36.4 million only by the wholly-owned HMO, and $2.2 million only by HMO Texas. Such amounts are available for transfer to the holding Company from the insurance subsidiary and the HMO subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis.

     The Company's liquidity needs over the next twelve months will primarily be for certain new computer equipment, medical equipment and other items, the acquisition and construction of medical facilities to support growing membership, debt service and any expansion of the Company's operations. During 1994 the Company began construction of a 28,000 square foot outpatient surgical facility in Las Vegas with an estimated total cost, including equipment, of $6.5 million. Completion is expected in the third quarter of 1995.

     In June, 1994, Sierra renewed its $5.0 million unsecured line of credit from PriMerit Bank, F.S.B. for an additional one year term at an interest rate of prime plus 1%. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

     The Company believes that existing working capital, operating cash flow and, if necessary, amounts available under its line of credit will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next twelve months.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The Company's membership at March 31, 1995 and 1994 was as follows:

                                             Number of Members at Period Ended
                                             March 31, 1995     March 31, 1994
                                             --------------     --------------
HMO
  Commercial . . . . . . . . . . . . . . . .      107,874        95,222
  Medicare . . . . . . . . . . . . . . . . .       20,607        16,339
Managed Indemnity. . . . . . . . . . . . . .       26,309        27,748
Medicare Supplement. . . . . . . . . . . . .       10,512         4,625
Administrative Services. . . . . . . . . . .       66,452        60,699
Workers' Compensation Services . . . . . . .       94,983        75,418
                                                  -------       -------
Total Members. . . . . . . . . . . . . . . .      326,737       280,051
                                                  -------       -------
                                                  -------       -------


HEALTH CARE REFORM

     Numerous proposals relating to health care and insurance reform have been and may continue to be introduced in the United States Congress and in state legislatures. At this time, the Company cannot determine which legislation, if any, will be enacted or what effect such legislation may have on the Company.

INFLATION

     Health care costs generally continue to rise at a rate faster than the Consumer Price Index. The Company has been able to somewhat lessen the impact of such inflation by managing medical costs. There can be no assurance, however, that in the future, the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS


               None

Item 2.        CHANGES IN SECURITIES

               None

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 5.        OTHER INFORMATION

               On May 9, 1995, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the listing of 700,000 shares of its Common Stock, $.005 par value. Once registered, these shares may be offered, issued and sold from time to time by the Company in connection with the expansion of the Company's business through various acquisitions and other business combinations.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

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

                (3.3) Amended and Restated Bylaws of the Registrant, as amended through March 22, 1995, incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                  (4) Rights Agreement dated as of June 14, 1994 between the Registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3 effective October 11, 1994 (Reg. No. 33-83664).

                  (11)   Computation of earnings per share.

                  (27)   Financial Data Schedule

               (b)  Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated March 2, 1995 with the Securities and Exchange Commission in connection with the signing of a Business Affiliation Agreement among the Registrant, the Galtney Group, Inc. and HMO Texas Holdings Inc.; as well as the signing of reinsurance agreements between Sierra Health & Life Insurance and Allianz Life Insurance Company of North America dated October 1, 1994.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SIERRA HEALTH SERVICES, INC.

                                            ----------------------------
                                                 (Registrant)



Date    May 12, 1995                        /s/ James L. Starr
     ------------------                     -----------------------------
                                            James L. Starr
                                            Vice President
                                            Chief Financial Officer and
                                             Treasurer
                                            (Chief Accounting Officer)