Form 10-Q
period 1995-06-30
SIERRA HEALTH SERVICES INC
filed 1995-08-14
CIK 754009

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995
                               -----------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ____________________

Commission File Number 1-8865

                          SIERRA HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                       88-0200415
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization.)                      Identification No.)

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

     As of August 2, 1995 there were 14,812,000 shares of common stock outstanding.

-------------------------------------------------------------------------------

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item l.   Financial Statements

             Condensed Consolidated Balance Sheets -
              June 30, 1995 and December 31, 1994.......................     3

             Condensed Consolidated Statements of Operations -
              Three and six months ended June 30, 1995 and
              June 30, 1994.............................................     4

             Condensed Consolidated Statements of Cash Flows -
              Six months ended June 30, 1995 and June 30, 1994..........     5

             Notes to Condensed Consolidated Financial Statements.......     6

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............     8



PART II - OTHER INFORMATION

   Item l.   Legal Proceedings..........................................    15

   Item 2.   Changes in Securities......................................    15

   Item 3.   Defaults Upon Senior Securities............................    15

   Item 4.   Submission of Matters to a Vote of Security Holders........    15

   Item 5.   Other Information..........................................    16

   Item 6.   Exhibits and Reports on Form 8-K...........................    16

Signature...............................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30       DECEMBER 31
                                                                    1995            1994
                                                                -------------   -------------

CURRENT ASSETS:
  Cash and Cash Equivalents..................................   $ 46,644,000    $ 17,227,000
  Short-term Securities......................................     77,156,000      87,350,000
  Accounts Receivable - Net..................................      5,984,000       6,571,000
  Prepaid Expenses and Other Assets..........................     10,968,000       7,683,000
                                                                ------------    ------------
       Total Current Assets..................................    140,752,000     118,831,000
                                                                ------------    ------------

LAND, BUILDING AND EQUIPMENT.................................     95,960,000      88,449,000
  Less-Accumulated Depreciation..............................     26,116,000      22,386,000
                                                                ------------    ------------
       Land, Building and Equipment - Net....................     69,844,000      66,063,000
                                                                ------------    ------------

OTHER ASSETS:
  Funds Withheld by Ceding Insurance Company.................      9,577,000      10,234,000
  Long-term Securities.......................................     15,304,000      18,824,000
  Restricted Cash and Securities.............................      3,819,000       3,771,000
  Other......................................................      6,690,000       5,527,000
                                                                ------------    ------------
       Total Other Assets....................................     35,390,000      38,356,000
                                                                ------------    ------------
TOTAL ASSETS.................................................   $245,986,000    $223,250,000
                                                                ============    ============

CURRENT LIABILITIES:
  Accrued Liabilities........................................   $  9,649,000    $  6,987,000
  Accrued Payroll and Taxes..................................      9,982,000       8,216,000
  Medical Claims Payable.....................................     32,255,000      31,122,000
  Unearned Premium Revenue...................................     10,590,000      10,637,000
  Current Portion of Long-term Debt..........................      2,417,000       2,179,000
                                                                ------------    ------------
       Total Current Liabilities.............................     64,893,000      59,141,000
FUTURE POLICY BENEFITS.......................................      9,577,000      10,234,000
LONG-TERM DEBT--LESS CURRENT PORTION.........................     18,083,000      18,409,000
MINORITY INTERESTS...........................................        355,000       1,094,000
                                                                ------------    ------------
TOTAL LIABILITIES............................................     92,908,000      88,878,000
                                                                ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized,
    None Issued
  Common Stock, $.005 Par Value,
    40,000,000 Shares Authorized,
    Shares Issued:  1995 - 14,853,000
    1994 - 14,677,000........................................         74,000          73,000
  Additional Paid-in Capital.................................     83,362,000      79,256,000
  Treasury Stock, 100,200 Common Shares......................       (130,000)       (130,000)
  Unrealized Holding Loss on Available-For-Sale Securities...       (257,000)     (1,565,000)
  Retained Earnings..........................................     70,029,000      56,738,000
                                                                ------------    ------------
       Total Stockholders' Equity............................    153,078,000     134,372,000
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................   $245,986,000    $223,250,000
                                                                ============    ============

           See notes to condensed consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                      -----------------------------   -----------------------------
                                                          1995            1994            1995            1994
                                                      -------------   -------------   -------------   -------------
OPERATING REVENUES:
  Premiums.........................................    $77,877,000     $66,323,000    $153,425,000    $129,679,000
  Professional Fees................................      3,852,000       2,925,000       7,670,000       5,900,000
  Specialty Product Revenue........................      2,929,000       2,766,000       5,720,000       5,197,000
  Investment and Other Revenue.....................      1,983,000         669,000       3,455,000       1,310,000
                                                       -----------     -----------    ------------    ------------
    Total..........................................     86,641,000      72,683,000     170,270,000     142,086,000
                                                       -----------     -----------    ------------    ------------

OPERATING EXPENSES:
  Medical Expenses.................................     58,770,000      49,023,000     116,490,000      96,519,000
  General, Administrative and Other................     15,694,000      13,223,000      30,803,000      26,444,000
  Specialty Product Expenses.......................      1,726,000       1,351,000       3,326,000       2,690,000
                                                       -----------     -----------    ------------    ------------
    Total..........................................     76,190,000      63,597,000     150,619,000     125,653,000
                                                       -----------     -----------    ------------    ------------

OPERATING INCOME...................................     10,451,000       9,086,000      19,651,000      16,433,000

OTHER INCOME AND EXPENSE:
  Minority Interests in Subsidiary Loss (Income)...        595,000         (34,000)      1,096,000         (60,000)
  Interest Expense and Other, Net..................       (454,000)       (568,000)       (761,000)     (1,005,000)
                                                       -----------     -----------    ------------    ------------
    Total..........................................        141,000        (602,000)        335,000      (1,065,000)
                                                       -----------     -----------    ------------    ------------

INCOME BEFORE INCOME TAXES.........................     10,592,000       8,484,000      19,986,000      15,368,000
PROVISION FOR INCOME TAXES.........................      3,548,000       2,983,000       6,695,000       5,392,000
                                                       -----------     -----------    ------------    ------------

NET INCOME.........................................    $ 7,044,000     $ 5,501,000    $ 13,291,000    $  9,976,000
                                                       ===========     ===========    ============    ============

EARNINGS PER COMMON SHARE..........................           $.48            $.44            $.91            $.80
                                                       ===========     ===========    ============    ============

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING........................     14,721,000      12,548,000      14,680,000      12,492,000

           See notes to condensed consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE SIX MONTHS ENDED
                                                                    ----------------------------
                                                                      JUNE 30         JUNE 30
                                                                        1995           1994
                                                                    ------------   -------------
Cash Flows From Operating Activities:
 Net Income......................................................   $13,291,000    $  9,976,000
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization................................     3,934,000       3,713,000
    Provision for Doubtful Accounts..............................       991,000         491,000
    Other Assets.................................................    (1,051,000)         (2,000)
    Minority Interest............................................    (1,231,000)          3,000
    Changes in Working Capital Accounts:
     Accounts Receivable.........................................      (304,000)     (1,351,000)
     Other Current Assets........................................    (3,285,000)       (222,000)
     Medical Claims Payable......................................     1,133,000       1,819,000
     Other Current Liabilities...................................     5,502,000      (3,734,000)
                                                                    -----------    ------------
  Net Cash Provided by Operating Activities......................    18,980,000      10,693,000
                                                                    -----------    ------------
Cash Flows From Investing Activities:
 Capital Expenditures............................................    (7,549,000)     (5,893,000)
 Land, Building and Equipment Dispositions, Net..................       133,000         331,000
 Decrease (Increase) in Short-term Securities....................    11,124,000     (11,544,000)
 Decrease (Increase) in Long-term Securities.....................     4,596,000      (2,320,000)
 Increase in Restricted Cash and Securities......................       (34,000)        (22,000)
 Corporate Acquisitions, Net.....................................       (73,000)     (4,000,000)
                                                                    -----------    ------------
  Net Cash Provided by (Used for) Investing Activities...........     8,197,000     (23,448,000)
                                                                    -----------    ------------
Cash Flows From Financing Activities:
 Proceeds from Long-term Borrowing...............................     1,375,000
 Reductions in Debt and Payments
  on Capital Leases..............................................    (1,160,000)     (4,939,000)
 Exercise of Stock Options.......................................     2,025,000       2,861,000
                                                                    -----------    ------------
  Net Cash Provided by (Used for) Financing Activities...........     2,240,000      (2,078,000)
                                                                    -----------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents.............    29,417,000     (14,833,000)
Cash and Cash Equivalents at Beginning of Year...................    17,227,000      23,188,000
                                                                    -----------    ------------

Cash and Cash Equivalents at End of Period.......................   $46,644,000    $  8,355,000
                                                                    ===========    ============

                                                                     FOR THE SIX MONTHS ENDED
                                                                    ---------------------------
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF                     JUNE 30         JUNE 30
 CASH FLOWS INFORMATION:                                                1995           1994
-----------------------------------------------------------------   -----------    ------------
Cash paid during the period for interest
     (net of amount capitalized).................................   $   725,000    $  1,058,000
Cash paid during the period for income taxes.....................     4,000,000       3,900,000

Non cash investing and financing activities:
  Liabilities assumed in connection with corporate acquisition...        20,000       7,279,000
  Additions to capital leases....................................       189,000         523,000
  Additions to funds withheld by ceding
     insurance company and future policy benefits................       657,000          48,000
  Stock issued for exercise of options and
     related tax benefits........................................     1,141,000       2,096,000
  Stock issued in connection with acquisition....................       941,000

           See notes to condensed consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries collectively referred to as the "Company"). The financial statements also include the operations of HMO Texas L.C. ("HMO Texas"). The Company currently owns a 50% interest in HMO Texas and manages the HMO's operations. HMO Texas has an agreement with a key employee, however, whereby he may be granted up to a 5% equity interest in HMO Texas, if certain employment requirements are fulfilled in the future. This agreement is subject to certain regulatory approvals. All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements, but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1994 and 1993. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three and six month periods ended June 30, 1995, have been made.

2. On May 9, 1995, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the listing of 700,000 shares of its Common Stock, $.005 par value. These shares may be offered, issued and sold from time to time by the Company in connection with the expansion of the Company's business through various acquisitions and other business combinations.

3. On June 13, 1995, the Company and CII Financial, Inc. ("CII") entered into an Agreement and Plan of Merger, dated as of June 12, 1995, pursuant to which the Company will acquire CII in a pooling of interests transaction. As a result of the transaction, each outstanding share of common stock of CII will be converted into .37 of a share of Sierra common stock, and CII will become a wholly-owned subsidiary of Sierra. As of June 30, 1995, approximately 7,203,000 shares of CII common stock were outstanding. The transaction is subject to shareholder approval, receipt of regulatory approvals and certain other closing conditions.

     CII is a holding company primarily engaged in writing workers' compensation insurance through its wholly-owned subsidiaries. CII also has two operating insurance agencies and an insurance premium finance business.
     CII writes workers' compensation insurance primarily in the state of California and also in the states of Colorado, Nebraska, New Mexico and Utah. The common stock of CII is listed on the American Stock Exchange.

4. In June 1995 Sierra acquired Northern Nevada Health Network ("NNHN"), a Nevada-based company that provides utilization review services and access to a preferred provider network for self-insured employer groups. NNHN was acquired for 36,871 shares of Sierra stock and $73,000 cash.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. Amounts in the accompanying Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 1994 have been reclassified to conform with the current year presentation.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

Results of Operations, three months ended June 30, 1995 compared to three months
--------------------------------------------------------------------------------
ended June 30, 1994.
-------------------

     The total operating revenues of the Company for the three months ended June 30, 1995 increased 19% to $86.6 million, from $72.7 million for the three months ended June 30, 1994. The increase was primarily due to premium revenue increases of $11.6 million, or 17%, from the Company's HMO and insurance subsidiaries. Such additional premium revenue resulted principally from a 13% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries premium rates increased approximately 4% overall, the increase was primarily due to slightly higher commercial rates and a 7.5% increase in its capitation rate for its Medicare members established by the Health Care Financing Administration ("HCFA"). Professional fees increased by $900,000, or 32%, primarily due to the opening of two new clinics and an increase in the hospice census. The Company's specialty product revenue increased $200,000, or 6%, primarily due to an increase in the Company's workers' compensation product enrollment. Investment and other revenue increased $1.3 million, or 196%, due to increased invested cash balances from the Company's common stock offering completed in October, 1994.

     Total medical expenses increased by $9.7 million over the same three month period last year. This 20% increase resulted primarily from the consolidated member month growth as well as additional staff and other costs to support the new facilities and increased hospice census discussed above. The medical expenses as a percentage of premium revenues and professional fees ("Medical Loss Ratio") increased to 71.9% for the three months ended June 30, 1995, compared to 70.8% for the same period last year. This is due primarily to the new medical facilities discussed above and an increase in Medicare members as a percentage of total members. Medicare enrollees have a higher Medical Loss Ratio and, accordingly, this results in a higher overall weighted average Medical Loss Ratio. Specialty product expenses increased $400,000, or 28%, primarily due to the additional workers' compensation enrollees.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
    RESULTS OF OPERATIONS (continued).
    ---------------------------------

Results of Operations, three months ended June 30, 1995, compared to three
--------------------------------------------------------------------------
months ended June 30, 1994 (continued).
--------------------------------------

     General, administrative and other ("G&A") costs increased $2.5 million, or 19%, compared to the second quarter of 1994. As a percentage of revenues, however, the G&A costs for the second quarter of 1995 remained relatively constant at 18% compared to the same period in 1994. Excluding the operations of HMO Texas, however, G&A as a percentage of revenue in 1995 decreased to 16.7%. The G&A expense includes $1.2 million associated with the operations of HMO Texas, which became licensed and began marketing during March 1995. The Company has an agreement to manage the operations of HMO Texas in addition to its 50% ownership interest. Such operations are included in the accompanying condensed consolidated financial statements with appropriate adjustments made to minority interests. The HMO Texas expenses include advertising of $600,000 and employee compensation of $300,000 as well as other expenses necessary to generate membership, which was not significant in the second quarter, and to operate the company.

     Excluding the effect of HMO Texas, G&A expense increased approximately $1.3 million, compared to the second quarter of 1994. Compensation expense increased approximately $700,000 from additional employees supporting expanding services. Additionally, brokers' fees increased by approximately $300,000 due to member growth. Advertising and third-party administration fees increased approximately $200,000 each. These increases were partially offset by smaller net decreases in other expenses. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are
usually for twelve months and are subject to annual renewal.   For the fiscal
quarter ended June 30, 1995 the Company's ten largest employer groups were, in the aggregate, responsible for approximately 20% of its total revenues.
Although none of such employer groups accounted for more than 5% of total revenues for that period, the loss of one or more of the larger employer groups could have a material adverse effect on the Company's business. Interest expense decreased approximately $100,000 due primarily to the reduction of debt through scheduled payments.

     The Company's effective tax rate for the second quarter of 1995 was 33.5% compared to 35.2% in the second quarter of 1994. The decrease was due primarily to increased investments in tax preferred municipal securities.

     Net income for the three months ended June 30, 1995, increased approximately 28% to $7.0 million from $5.5 million for the comparable period in 1994. The approximate $1.5 million increase in earnings was primarily due to increased operating revenues, consistent G&A expenses as a percentage of revenues, and a decrease in the effective tax rate. Such decreases were partially offset by an increased Medical Loss Ratio.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
    RESULTS OF OPERATIONS (continued).
    ---------------------------------

Results of Operations, six months ended June 30, 1995 compared to six months
----------------------------------------------------------------------------
ended June 30, 1994.
-------------------

     The total operating revenues of the Company for the six months ended June 30, 1995 increased 20% to $170.3 million, from $142.1 million for the six months ended June 30, 1994. The increase was primarily due to premium revenue increases of $23.7 million, or 18%, from the Company's HMO and insurance subsidiaries. Such additional premium revenue resulted principally from a 15% increase in member months. The Company's HMO and insurance subsidiaries premium rates increased approximately 3% overall, the increase was primarily due to slightly higher commercial rates and a 7.5% increase in its capitation rate for its Medicare members established by HCFA. Professional fees increased by $1.8 million, or 30%, primarily due to the opening of two new clinics and an increase in the hospice census. The Company's specialty product revenue increased $500,000, or 10% primarily due to an increase in the Company's workers' compensation product enrollment. Investment and other revenue increased $2.1 million, or 164%, due to increased invested cash balances from the Company's common stock offering completed in October, 1994.

     Total medical expenses increased by $20.0 million over the same six month period last year. This 21% increase resulted primarily from the consolidated member month growth as well as the additional staff and other costs to support the new facilities and increased hospice census discussed above. The Medical Loss Ratio increased to 72.3% for the six months ended June 30, 1995, compared to 71.2% for the same period last year. This is due primarily to the new medical facilities discussed above and an increase in Medicare members as a percentage of total members. Medicare enrollees have a higher Medical Loss Ratio and, accordingly, this results in a higher overall weighted average Medical Loss Ratio. Specialty product expenses increased $600,000, or 24%, primarily due to the additional workers' compensation enrollees.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
    RESULTS OF OPERATIONS (continued).
    ---------------------------------

Results of Operations, six months ended June 30, 1995, compared to six months
-----------------------------------------------------------------------------
ended June 30, 1994 (continued).
-------------------------------

     G&A costs increased $4.4 million, or 16%, compared to the first six months of 1994. As a percentage of revenues, however, the G&A costs for the first six months of 1995 decreased to 18.1% from 18.6% during the comparable period in 1994. The G&A increase includes a $1.0 million charge for certain pre-opening costs associated with HMO Texas, as well as $1.2 million of G&A expense associated with the operations of HMO Texas subsequent to the first quarter of 1995 and prior to any significant enrollment. The HMO Texas G&A expenses include advertising of $600,000 and employee compensation of $300,000 as well as other expenses necessary to generate membership and operate the company. Excluding HMO Texas, G&A expense increased $2.2 million during the six months ended June 30, 1995, compared to the same period in the prior year and G&A as a percentage of revenue in 1995 decreased to 16.8%. Compensation expense increased $1.2 million due primarily to additional employees supporting expanded services. Brokers' fees increased $600,000 due to member growth. The remaining fluctuation was comprised of smaller increases in third-party administration fees, advertising and premium taxes due to member and company growth. Interest expense decreased $200,000 due to the reduction of debt through scheduled payments.

     The Company's effective tax rate for the first six months of 1995 was 33.5% compared to 35.1% in the first six months of 1994. The decrease was due primarily to increased investments in tax preferred municipal securities.

     Net income for the six months ended June 30, 1995, increased approximately 33% to $13.3 million from $10.0 million for the comparable period in 1994. The approximate $3.3 million increase in earnings was primarily due to increased operating revenues, decreased G&A expenses as a percentage of revenues and a decrease in the effective tax rate. Such decreases were partially offset by an increased Medical Loss Ratio.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
    RESULTS OF OPERATIONS (continued).
    ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company's $19.0 million cash flow from operating activities during the first six months of 1995 resulted primarily from $13.3 million of net income and $3.9 million in depreciation and amortization, along with an increase in other current liabilities of approximately $5.5 million. Such increases in cash were offset by an approximate $3.7 million net change in other balance sheet accounts.

     The $10.4 million provided by investing and financing activities since December 31, 1994, consisted principally of a $4.6 million reduction in long-term securities and of $11.1 million reduction in short-term securities. Additional sources include $1.4 million received from long-term borrowing and $2.0 million received pursuant to the exercise of certain outstanding Company stock options. Cash receipts discussed above were partially offset by approximately $7.4 million used for capital expenditures net of dispositions and $1.2 million used for the reduction of debt.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's insurance subsidiary and HMO subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The insurance subsidiary and both HMO subsidiaries had restricted assets on deposit in various states totaling $3.1 million as of June 30, 1995. The wholly-owned HMO, HMO Texas and the insurance subsidiary also meet requirements to maintain minimum stockholders' equity, on a statutory basis, of $200,000, $500,000 and $3.0 million, respectively. Of the cash and cash equivalents and short-term securities held at June 30, 1995, $14.8 million is designated for use only by the insurance subsidiary, another $38.7 million only by the wholly-owned HMO, and $2.1 million only by HMO Texas. Such amounts are available for transfer to the holding company from the insurance subsidiary and the HMO subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis.

     The Company's liquidity needs over the next twelve months will primarily be for merger related costs, certain new computer equipment, medical equipment and other items, the acquisition and construction of medical facilities to support growing membership, debt service and any further expansion of the Company's operations. During 1994 the Company began construction of a 28,000 square foot outpatient surgical facility in Las Vegas with an estimated total cost, including equipment, of $6.5 million. Completion is expected in the third quarter of 1995.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
    RESULTS OF OPERATIONS (continued).
    ---------------------------------

LIQUIDITY AND CAPITAL RESOURCES (continued)

     In July, 1995, Sierra renewed its unsecured line of credit from PriMerit Bank, F.S.B., for an additional one year term at an interest rate of prime plus 1%, and increased the available amount to $10.0 million. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

     The Company believes that existing working capital, operating cash flow and, if necessary, amounts available under its line of credit will be sufficient to fund the cash requirements pursuant to the acquisition of CII discussed in
Note 3 to Notes to Condensed Consolidated Financial Statements, its capital expenditures, debt service and any further expansion activities during the next twelve months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities will enable it to meet its needs on a longer-term basis.


     The Company's membership at June 30, 1995 and 1994 was as follows:

                                               Number of Members at Period Ended

                                              June 30, 1995   June 30, 1994
                                              -------------   -------------

HMO
  Commercial.................................       109,541         102,325
  Medicare...................................        21,771          17,320
Managed Indemnity............................        27,636          25,928
Medicare Supplement..........................        11,726           5,981
Administrative Services......................        84,122          61,233
Workers' Compensation Services...............        94,134          74,790
                                                    -------         -------
Total Members................................       348,930         287,577
                                                    =======         =======

HEALTH CARE REFORM

     Numerous proposals relating to healthcare and insurance reform have been and may continue to be introduced in the United States Congress and in state legislatures. At this time, the Company cannot determine which legislation, if any, will be enacted or what impact such legislation may have on the Company.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
    RESULTS OF OPERATIONS (continued).
    ---------------------------------

INFLATION

     Health care costs generally continue to rise at a rate faster than the Consumer Price Index. The Company has been able to somewhat lessen the impact of such inflation by managing medical costs. There can be no assurance, however, in the future, the company's ability to manage medical costs will not be negatively impacted by items such as technological advances, utilization changes and catastrophic claims or events, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        On or about June 13, 1995, Crandon Capital Partners filed a purported class action complaint in the Superior Court, Alameda County, California against CII, certain of its directors and Sierra. The complaint alleges, among other claims, that, by entering into the Agreement and Plan of Merger (referred to in Note 3 to the Condensed Consolidated Financial Statements), CII and its directors breached their fiduciary duties to CII's shareholders and further alleges that Sierra aided and abetted such breach. The plaintiff seeks damages, injunctive relief against the consummation of the transaction, the appointment of a shareholders' committee to participate in the sale of CII and other relief. Sierra and the other defendants have filed motions to dismiss the plaintiff's complaint on the grounds that the plaintiff's sole remedy is to enforce its dissenter's rights. The motions are scheduled to be heard by the court in early September 1995.

Item 2. Changes in Securities
        ---------------------

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Sierra held its Annual Meeting of Stockholders on May 16, 1995 in Las Vegas, Nevada.

        The following persons were elected directors for a two year term ending in 1997 based on the voting results below:

                                                                       Broker
Name                                    For       Against   Abstain   Non-votes
----                                 ----------   -------   -------   ---------
Anthony M. Marlon, M.D.              11,904,701   782,264      0          0
Thomas Y. Hartley                    11,904,951   782,014      0          0

        The following persons' terms as directors continued after the meeting and end in 1996.

        Charles L. Ruthe
        William J. Raggio
        Erin E. MacDonald

                          PART II - OTHER INFORMATION

        ---------------------------------------------------------------

        The stockholders approved the adoption of the Company's 1995 Long-Term Incentive Plan.

                                                        Broker
                        For       Against    Abstain   Non-votes
                     ---------   ---------   -------   ---------
                      6,436,533   4,598,199    72,672   1,579,561

        The stockholders also approved the adoption of the Company's 1995 Non-Employee Director's Stock Plan.

                                                        Broker
                        For       Against    Abstain   Non-votes
                     ---------   ---------   -------   ---------
                     9,773,570   1,257,897    75,937   1,579,561

        The stockholders also ratified the appointment of Deloitte & Touche LLP, as the Company's independent auditors for the year ending 1995. The voting results were as follows:

                                                        Broker
                        For       Against    Abstain   Non-votes
                    ----------   ---------   -------   ---------
                    12,032,869    605,544     48,552       0

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            (4) Specimen Common Stock Certificate incorporated by reference to Exhibit (4)(e) to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission and effective August 5, 1994 (Reg. No. 33-82474).

                          PART II - OTHER INFORMATION

        --------------------------------------------

            (10.1) Modification and renewal agreement dated May 31, 1995, to the Line of Credit Agreement between Sierra and PriMerit Bank filed as Exhibit 10.18 to the company's Form 10-K for the fiscal year ended December 31, 1993.

            (10.2) Modification and renewal agreement dated July 6, 1995, to the Line of Credit Agreement between Sierra and PriMerit Bank filed as Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended December 31, 1993.

            (10.3) Agreement and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

            (11)    Computation of earnings per share.

            (27)    Financial Data Schedule

        (b) Reports on Form 8-K

                     A Form 8-K dated June 13, 1995 was filed with the Securities and Exchange Commission on June 21, 1995, and amended on June 22, and July 11, 1995, in connection with the signing of a definitive agreement to acquire CII Financial, Inc., in a stock-for-stock transaction.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SIERRA HEALTH SERVICES, INC.


                                         -------------------------------------
                                                     (Registrant)



Date    August 11, 1995                    /s/ JAMES L. STARR
     ---------------------               -------------------------------------
                                         Vice President
                                         Chief Financial Officer and Treasurer
                                         (Principal Accounting Officer)