Form 10-K/A
period 1994-12-31
SIERRA HEALTH SERVICES INC
filed 1995-09-01
CIK 754009

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 1995 was $383,340,000.

The number of shares of the registrant's common stock outstanding on March 20, 1995 was 14,714,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                            WHERE INCORPORATED
               --------                            ------------------
   Portions of the registrant's                         Part III
   definitive proxy statement for its
   1995 annual meeting to be filed by
   March 31, 1995.

                          SIERRA HEALTH SERVICES, INC.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item  1.      Business...................................................     1

Item  2.      Properties.................................................    10

Item  3.      Legal Proceedings..........................................    11

Item  4.      Submission of Matters to a Vote of Security Holders........    11


                                    PART II

Item  5.      Market for Registrant's Common Stock and Related
              Stockholder Matters........................................    12

Item  6.      Selected Financial Data....................................    13

Item  7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operation...................................    14

Item  8.      Financial Statements and Supplementary Data................    22

Item  9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    43


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.........    43

Item 11.      Executive Compensation.....................................    43

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.................................................    43

Item 13.      Certain Relationships and Related Transactions.............    43


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K...................................................    44

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

  The Company's primary types of coverage are an HMO plan and a managed indemnity plan, which includes a preferred provider organization ("PPO") option. In 1994, the Company enhanced its product line by introducing the first HMO Point of Service ("POS") plan in Nevada. This new product allows members to choose one of the above coverage options when medical services are required instead of one plan for the entire year. As of December 31, 1994 the POS membership was approximately 22,000 in southern Nevada or 17% of the total HMO membership.

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

  The Company operates a mixed group/network model HMO as well as a PPO. Most of its managed health care services in southern Nevada are provided through its networks of over 1,500 providers and 12 hospitals. This network includes the Company's multi-specialty medical group, which provides medical services to approximately 80% of the Company's HMO members and employs 113 primary care and other providers in over 20 medical specialties. The Company directly provides home health care, hospice care and behavioral health care services. In addition, the Company operates a 24-hour urgent care center, a radiology department, a vision department, an occupational medicine department and a free-standing, state licensed and Medicare approved ambulatory surgery center. The Company believes that this vertical integration of its health care delivery system provides a competitive advantage as it has helped it to manage health care costs effectively while delivering quality care. For the twelve months ended December 31, 1994, the Company's medical-loss ratio was 74.3%.

  The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128 and its telephone number is (702) 242-7000.

PRODUCT AND SERVICES

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

  Managed Indemnity. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either non-contracted or contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's southern Nevada PPO network, consisting of approximately 1,500 providers and 11 hospitals. The Company contracts with PPO's and hospitals in areas other than southern Nevada
to provide health care benefits to its members in such areas.   All of the
Company's managed indemnity products incorporate managed care components to help manage costs and to help promote the delivery of care to insureds that is medically necessary and appropriate. The Company is expanding into certain areas to service small groups which historically have been underserved by managed care. As of December 31, 1994, 24,428 persons were enrolled in the Company's managed indemnity plans.

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

MEMBERSHIP.

PERIOD END MEMBERSHIP:

                                             YEARS ENDED DECEMBER 31,
                                  1994      1993      1992      1991      1990
HMO:
 Commercial.................   106,700    89,426    82,227    76,889    69,993
 Medicare...................    19,760    15,391    13,990    12,449    11,069
Managed indemnity...........    24,428    29,491    29,935    34,154    38,872
Medicare supplement.........     8,912     4,048     1,922        --        --
Administrative services.....    65,454    58,433    58,852    40,426    32,891
Workers' compensation (1)...    78,868        --        --        --        --
                               -------   -------   -------   -------   -------
 Total membership...........   304,122   196,789   186,926   163,918   152,825

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

  The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days' prior notice. For the fiscal year ended December 31, 1994, the Company's ten largest HMO employer groups were, in the aggregate, responsible for approximately 20% of its total revenues. Although none of such employer groups accounted for more than 5% of total revenues during that period, the loss of one or more of the larger employer groups would have a material adverse effect upon the Company's business. The Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

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

  The Company utilizes two reimbursement methods for health care providers rendering services under the Company's indemnity plans. For services to members utilizing a PPO plan, the Company reimburses participating physicians on a modified fee-for-service basis which incorporates a limited fee schedule and reimburses hospitals on a per diem or discounted fee-for-service basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, the Company reimburses non-contracted physicians and hospitals at pre-established rates, less deductibles and co-insurance amounts.

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

RISK MANAGEMENT

  The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company multi-specialty medical group maintains excess malpractice insurance for the providers presently employed by the group. The Company has, however, assumed the risk for the first $250,000 per malpractice case, not to exceed $1.0 million in the aggregate per contract year up to its limits of coverage. In addition, the Company requires all of its independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which the Company contracts are self-insured. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed $75,000 during the contract year and up to $2.0 million per member per lifetime for the HMO and

$2.0 million per member per lifetime for the managed indemnity plans. In the ordinary course of its business, however, the Company is subject to claims that are not insured, principally claims for punitive damages.

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

  The Company must file periodic reports with, and is subject to periodic review and audit by, federal and state licensing authorities. The Company's HMO is licensed in southern Nevada and portions of northern Nevada and is subject to regulation by the Nevada Division of Insurance. The Company's insurance subsidiary is domiciled and incorporated in California and is licensed in 23 states, with current operations in Nevada, Arizona, New Mexico, Colorado, California, Missouri and Texas. It is subject to licensing by and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's premium rate increases are subject to various state insurance department approvals. The Company's HMO and insurance subsidiaries are also required by state regulatory agencies to maintain certain deposits and must also meet certain new worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $100,000 to $850,000 and totalling $3.8 million at December 31, 1994. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity of $200,000 and $3.0 million, respectively. The Company's HMO and insurance subsidiaries currently maintain a home and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada. The National Association of Insurance Commissioners ("NAIC") has recently issued proposed risk-based capital requirements for HMO's. Such proposals are being reviewed and evaluated by many organizations including professional trade organizations for HMO's, actuaries and others to determine the impact on affected entities. The proposals are subject to further review and changes and the impact to the Company cannot be accurately determined at this time. Management believes, however, that, based on the information available, the proposed regulations will not have a material adverse impact to the Company's operations.

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

  Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C.
(S)(S) 1320-7(b) (the "Anti-kickback Statute") and 1395nn (the "Stark Amendments"). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Sanctions for violations of the Anti-kickback Statute and the Stark Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The Department of Health and Human Services ("HHS") has issued regulations establishing "safe harbors" with respect to the Anti-kickback Statute. The Office of the Inspector General recently proposed new rules to clarify those safe harbors. HHS has also proposed to establish certain safe harbors under the Stark Amendments. The Company believes that its business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments and the exceptions set forth therein, regardless of the availability of regulatory safe harbor protection with respect to those statutes. There can, however, be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments will not assert that the Company or certain transactions in which it is involved are in violation of those statutes and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

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

             Period         High         Low
             ------        -------     -------

     1994
        First Quarter....   30 3/4      22
        Second Quarter...   29          21 1/4
        Third Quarter....   28          23 1/8
        Fourth Quarter...   33 1/2      25 5/8


     1993
        First Quarter....   21 11/16    12 3/4
        Second Quarter...   21 1/4      11 1/2
        Third Quarter....   22          15 1/8
        Fourth Quarter...   22 5/8      15 1/2


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

                                                                          YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                            1994        1993        1992        1991        1990
                                                          ---------   ---------   ---------   ---------   ---------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA/(1)/:
OPERATING REVENUES:
  Premiums                                                $269,382    $240,691    $217,624    $192,904    $158,643
  Professional Fees                                         12,331      11,254      10,206      10,306       8,375
  Specialty Product Revenue                                 10,487       4,100       4,063       3,296       2,117
  Investment and Other Revenue                               3,601       2,032       2,060       2,515       2,725
                                                          --------    --------    --------    --------    --------
     Total                                                 295,801     258,077     233,953     209,021     171,860
                                                          --------    --------    --------    --------    --------
OPERATING EXPENSES:
  Medical Expense                                          200,229     178,526     166,495     147,169     121,811
  General, Administrative and Other                         53,671      50,715      44,176      43,363      38,362
  Specialty Product Expense                                  5,823       2,977       2,451       1,502         879
                                                          --------    --------    --------    --------    --------
     Total                                                 259,723     232,218     213,122     192,034     161,052
                                                          --------    --------    --------    --------    --------
OPERATING INCOME                                            36,078      25,859      20,831      16,987      10,808
                                                          --------    --------    --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest Expense and Other, Net                           (1,830)          2        (505)       (429)       (573)
  Litigation Settlement/(2)/                                                          (784)     (1,500)     (5,500)
                                                          --------    --------    --------    --------    --------
     Total                                                  (1,830)          2      (1,289)     (1,929)     (6,073)
                                                          --------    --------    --------    --------    --------
Income Before Income Taxes and
   Minority Interests                                       34,248      25,861      19,542      15,058       4,735
Provision for Income Taxes                                 (11,950)     (8,275)     (5,755)     (4,384)     (1,495)
                                                          --------    --------    --------    --------    --------
Income Before Minority Interests                            22,298      17,586      13,787      10,674       3,240
Minority Interests in Subsidiary (Income)
 Losses                                                        (94)       (143)       (184)         96           7
                                                          --------    --------    --------    --------    --------
NET INCOME                                                $ 22,204    $ 17,443    $ 13,603    $ 10,770    $  3,247
                                                          ========    ========    ========    ========    ========

EARNINGS PER COMMON SHARE/(3)/                               $1.71       $1.42       $1.14        $.92        $.28
                                                          ========    ========    ========    ========    ========

  Weighted Average Number of Common
    Shares Outstanding/(3)/                                 13,021      12,296      11,949      11,739      11,607
                                                          ========    ========    ========    ========    ========

                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1994       1993       1992       1991       1990
                                                  --------   --------   --------   --------   --------
                                                                (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital (Deficit)/(4)/                    $ 59,690   $  5,727   $  9,243   $(2,138)   $(5,770)
Total Assets                                       223,250    144,424    108,113    85,487     82,421
Long-term Debt (Net of Current Maturities) .        18,409     16,002      7,661     6,318      6,114
Cash Dividends Per Common Share                       None       None       None      None       None
Stockholders' Equity                               134,372     62,132     42,327    24,079     11,886

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

RESULTS OF OPERATIONS

  The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                         YEARS ENDED DECEMBER 31,
                                         1994      1993      1992
                                        -------   -------   -------
OPERATING REVENUES:
 Premiums                                 91.1%     93.2%     93.0%
 Professional Fees                         4.2       4.4       4.4
 Specialty Product Revenue                 3.5       1.6       1.7
 Investment and Other Revenue              1.2       0.8       0.9
                                         -----     -----     -----
  Total                                  100.0     100.0     100.0
                                         -----     -----     -----

OPERATING EXPENSES:
 Medical Expense                          67.7      69.2      71.2
 General, Administrative and Other        18.1      19.7      18.9
 Specialty Product Expense                 2.0       1.1       1.0
                                         -----     -----     -----
  Total                                   87.8      90.0      91.1
                                         -----     -----     -----

OPERATING INCOME                          12.2      10.0       8.9

OTHER INCOME (EXPENSE):
 Interest Expense and Other, Net          (0.6)      0.0      (0.2)
 Litigation Settlement                     0.0       0.0      (0.3)
                                         -----     -----     -----
  Total                                   (0.6)      0.0      (0.5)
                                         -----     -----     -----

INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                      11.6      10.0       8.4

PROVISION FOR INCOME TAXES                 4.1       3.2       2.5
                                         -----     -----     -----

INCOME BEFORE MINORITY INTERESTS           7.5       6.8       5.9

MINORITY INTERESTS IN SUBSIDIARY
  INCOME                                   0.0       0.0       0.1
                                         -----     -----     -----

NET INCOME                                 7.5%      6.8%      5.8%
                                         =====     =====     =====

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

  Total medical expenses increased by approximately $21.7 million in 1994 compared to 1993. This 12.2% increase resulted from the consolidated member month growth discussed above, along with inflationary and other medical cost increases approximating .9%. These factors slightly increased the Company's medical loss ratio to 74.3% for the twelve months ended December 31, 1994 from 74.2% for the comparable twelve months in 1993. Specialty product expenses increased 96% to $5.8 million substantially due to the new workers' compensation medical management contract discussed above. Such additional costs include utilization review and other administrative services.

  General, administrative and other ("G&A") costs increased 5.8% to $53.7 million for the twelve months ended December 31, 1994 compared to the twelve months ended December 31, 1993. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1994 decreased to 18.1% from 19.7% during the comparable period in 1993. Compensation costs increased approximately $2.4 million primarily resulting from additional employees
supporting expanded services.   Depreciation expense increased approximately
$1.2 million primarily due to the Company's newly constructed home office, regional home office and administrative headquarters which were occupied late in the fourth quarter of 1993. Additionally, interest expense increased approximately $1.7 million principally due to new mortgage financing on certain of the Company's owned facilities. The Company's allowance for doubtful accounts, as a percentage of total accounts receivable increased to 27% at December 31, 1994 from 22% in 1993. The increase is principally due to a slightly higher rate of retroactive member terminations in 1994 over 1993.

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

  In September 1994, the Company completed construction of a 44,000 square foot medical facility on land contiguous to its administrative headquarters in northwest Las Vegas. Construction and equipment costs were approximately $5.5 million. In addition, the Company has begun construction on a 28,000 square foot outpatient surgical facility in Las Vegas with an estimated total cost of $4.3 million. Completion is expected in mid-1995. The Company's liquidity needs over the next 12 months will primarily be for certain new computer, medical and other equipment, the acquisition and construction of medical clinics to support growing membership in Nevada, debt service and any expansion of the Company's operations. The Company has a 1995 capital budget of approximately $25.0 million. The Company believes that existing working capital, operating cash flow and, if necessary, equipment leasing, amounts available under its credit facility and the proceeds from the recent public offering will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----

Management Report on Consolidated Financial Statements...........................    22
Independent Auditors' Report.....................................................    23
Consolidated Balance Sheets at December 31, 1994 and 1993........................    24
Statements of Consolidated Operations for the years ended December 31, 1994,
 1993, and 1992..................................................................    26
Statements of Changes in Consolidated Stockholders' Equity for the years ended
 December 31, 1994, 1993, and 1992...............................................    27
Statements of Consolidated Cash Flows for the years ended
 December 31, 1994, 1993, and 1992...............................................    28
Notes to Consolidated Financial Statements.......................................    29

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



Anthony M. Marlon, M.D.
Chairman and
  Chief Executive Officer



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



DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 10, 1995

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                                     ASSETS
                                     ------


                                                            1994           1993
                                                        ------------   ------------
CURRENT ASSETS:
  Cash and Cash  Equivalents.........................   $ 17,227,000   $ 23,188,000
  Short-term Securities..............................     87,350,000     25,305,000
  Accounts Receivable (Less:  Allowance for Doubtful
    Accounts 1994 - $2,465,000; 1993 - $1,594,000)...      6,571,000      5,802,000
  Prepaid Expenses and Other Assets..................      7,683 000      6,458,000
                                                        ------------   ------------
    Total Current Assets.............................    118,831,000     60,753,000
                                                        ------------   ------------


LAND, BUILDING AND EQUIPMENT.........................     88,449,000     71,823,000
  Less-Accumulated Depreciation......................     22,386,000     20,939,000
                                                        ------------   ------------
    Land, Building and Equipment--Net................     66,063,000     50,884,000
                                                        ------------   ------------


OTHER ASSETS:........................................
  Funds Withheld by Ceding Insurance Company.........     10,234,000     10,681,000
  Long-term Securities...............................     18,824,000     13,926,000
  Restricted Cash and Securities.....................      3,771,000      3,566,000
  Goodwill...........................................      3,292,000      1,849,000
  Other..............................................      2,235,000      2,765,000
                                                        ------------   ------------
    Total Other Assets...............................     38,356,000     32,787,000
                                                        ------------   ------------

TOTAL ASSETS.........................................   $223,250,000   $144,424,000
                                                        ============   ============

        See the accompanying notes to consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    1994            1993
                                                                -------------   -------------

CURRENT LIABILITIES:
  Accrued Liabilities........................................   $  6,987,000    $  7,365,000
  Accrued Payroll and Taxes..................................      8,216,000       8,026,000
  Medical Claims Payable.....................................     31,122,000      27,264,000
  Unearned Premium Revenue...................................     10,637,000       6,881,000
  Current Portion of Long-term Debt..........................      2,179,000       5,490,000
                                                                ------------    ------------
    Total Current Liabilities................................     59,141,000      55,026,000

FUTURE POLICY BENEFITS.......................................     10,234,000      10,681,000
LONG-TERM DEBT--LESS CURRENT PORTION.........................     18,409,000      16,002,000
MINORITY INTERESTS...........................................      1,094,000         583,000
                                                                ------------    ------------

TOTAL LIABILITIES............................................     88,878,000      82,292,000
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000,000
    Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 40,000,000
    Shares Authorized; Shares Issued:  1994 --
    14,677,000; 1993 -- 12,470,000...........................         73,000          62,000
  Additional Paid-in Capital.................................     79,256,000      27,666,000
  Treasury Stock; 1994 and 1993 - 100,200
    Common Shares............................................       (130,000)       (130,000)
  Unrealized Holding Loss on Available-for-Sale Securities...     (1,565,000)
  Retained Earnings..........................................     56,738,000      34,534,000
                                                                ------------    ------------
    Total Stockholders' Equity...............................    134,372,000      62,132,000
                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................   $223,250,000    $144,424,000
                                                                ============    ============



        See the accompanying notes to consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                            1994            1993           1992
                                        -------------   ------------   -------------
OPERATING REVENUES:
  Premiums............................  $269,382,000    $240,691,000   $217,624,000
  Professional Fees...................    12,331,000      11,254,000     10,206,000
  Specialty Product Revenue...........    10,487,000       4,100,000      4,063,000
  Investment and Other Revenue........     3,601,000       2,032,000      2,060,000
                                        ------------    ------------   ------------
    Total.............................   295,801,000     258,077,000    233,953,000
                                        ------------    ------------   ------------

OPERATING EXPENSES:
  Medical Expense.....................   200,229,000     178,526,000    166,495,000
  General, Administrative and Other...    53,671,000      50,715,000     44,176,000
  Specialty Product Expense...........     5,823,000       2,977,000      2,451,000
                                        ------------    ------------   ------------
    Total.............................   259,723,000     232,218,000    213,122,000
                                        ------------    ------------   ------------

OPERATING INCOME......................    36,078,000      25,859,000     20,831,000
                                        ------------    ------------   ------------

OTHER INCOME (EXPENSE):
  Interest Expense and Other, Net.....    (1,830,000)          2,000       (505,000)
  Litigation Settlement...............                                     (784,000)
                                        ------------    ------------   ------------
    Total.............................    (1,830,000)          2,000     (1,289,000)
                                        ------------    ------------   ------------

INCOME BEFORE INCOME TAXES AND
MINORITY INTERESTS....................    34,248,000      25,861,000     19,542,000

PROVISION FOR INCOME TAXES............    11,950,000       8,275,000      5,755,000
                                        ------------    ------------   ------------


INCOME BEFORE MINORITY INTERESTS......    22,298,000      17,586,000     13,787,000

MINORITY INTERESTS IN
 SUBSIDIARY INCOME....................        94,000         143,000        184,000
                                        ------------    ------------   ------------

NET INCOME............................  $ 22,204,000    $ 17,443,000   $ 13,603,000
                                        ============    ============   ============

EARNINGS PER COMMON SHARE.............         $1.71           $1.42          $1.14
                                               =====           =====          =====

        See the accompanying notes to consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                                                      UNREALIZED
                                                       ADDITIONAL                   HOLDING LOSS ON                      TOTAL
                                             COMMON      PAID-IN      TREASURY    AVAILABLE-FOR-SALE    RETAINED      STOCKHOLDERS'
                                              STOCK      CAPITAL       STOCK          SECURITIES        EARNINGS         EQUITY
                                             -------   -----------   ----------   -------------------   -----------   ------------
BALANCE, JANUARY 1, 1992..................   $60,000   $20,661,000   $(130,000)                         $ 3,488,000   $ 24,079,000
  Issuance of common stock in
     connection with stock plans..........     1,000     4,124,000                                                       4,125,000
  Income tax benefit realized upon
     exercise of stock options............                 520,000                                                         520,000
  Net Income..............................                                                               13,603,000     13,603,000
                                             -------   -----------   ---------           -----------    -----------   ------------
BALANCE, DECEMBER 31, 1992................    61,000    25,305,000    (130,000)                          17,091,000     42,327,000
  Issuance of common stock in
     connection with stock plans..........     1,000     2,098,000                                                       2,099,000
  Income tax benefit realized upon
     exercise of stock options............                 263,000                                                         263,000
  Net Income..............................                                                               17,443,000     17,443,000
                                             -------   -----------   ---------           -----------    -----------   ------------
BALANCE, DECEMBER 31, 1993................    62,000    27,666,000    (130,000)                          34,534,000     62,132,000
  Issuance of common stock in
     connection with stock plans..........     2,000     5,065,000                                                       5,067,000
  Issuance of 1,800,000 shares of
     common stock in connection
     with  public offering, net...........     9,000    44,570,000                                                      44,579,000
  Income tax benefit realized upon
     exercise of stock options............               1,955,000                                                       1,955,000
  Unrealized holding loss on
     available-for-sale securities, net...                                               $(1,565,000)                   (1,565,000)
  Net Income..............................                                                               22,204,000     22,204,000
                                             -------   -----------   ---------           -----------    -----------   ------------
BALANCE, DECEMBER 31, 1994................   $73,000   $79,256,000   $(130,000)          $(1,565,000)   $56,738,000   $134,372,000
                                             =======   ===========   =========           ===========    ===========   ============

        See the accompanying notes to consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                          1994            1993            1992
                                                      -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income........................................   $ 22,204,000    $ 17,443,000    $ 13,603,000
 Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization...................      7,422,000       5,424,000       4,735,000
   Provision for Doubtful Accounts.................      2,080,000       1,003,000         583,000
  Decrease (Increase) in Other Assets..............        415,000        (884,000)         60,000
  Increase (Decrease) in Minority Interests........        511,000         (78,000)        272,000
  Changes in Working Capital Accounts:
    Accounts Receivable............................     (2,174,000)       (331,000)     (1,286,000)
    Other Current Assets...........................     (2,457,000)     (2,256,000)       (956,000)
    Medical Claims Payable.........................      3,858,000       1,532,000       1,523,000
    Other Current Liabilities......................      6,253,000       3,824,000       4,962,000
                                                      ------------    ------------    ------------
   Net Cash Provided by Operating Activities.......     38,112,000      25,677,000      23,496,000
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures.............................    (11,159,000)    (31,991,000)     (6,540,000)
  Land, Building and Equipment Dispositions, Net...        461,000         689,000       2,446,000
  (Increase) Decrease in Short-term Securities.....    (62,966,000)      2,690,000      (9,495,000)
  (Increase) Decrease in Restricted Cash
    and Securities.................................       (221,000)       (986,000)         52,000
  Increase in Long-term Securities.................     (6,369,000)     (3,836,000)     (4,654,000)
  Corporate Acquisitions, Net......................     (4,000,000)
  Increase in Other Assets.........................                                     (1,792,000)
                                                      ------------    ------------    ------------
    Net Cash Used for Investing Activities.........    (84,254,000)    (33,434,000)    (19,983,000)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:..............
  Proceeds from Long-term Borrowings...............                     14,000,000
  Payments on Debt and Capital Leases..............     (8,735,000)     (1,533,000)     (2,195,000)
  Proceeds from Issuance of Common Stock...........     44,579,000
  Exercise of Stock Options........................      4,337,000       1,245,000       2,266,000
                                                      ------------    ------------    ------------
   Net Cash Provided by Financing Activities.......     40,181,000      13,712,000          71,000
                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH....................
 AND CASH EQUIVALENTS..............................     (5,961,000)      5,955,000       3,584,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....     23,188,000      17,233,000      13,649,000
                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR...........   $ 17,227,000    $ 23,188,000    $ 17,233,000
                                                      ============    ============    ============

        See the accompanying notes to consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's wholly owned subsidiaries include a health maintenance organization, Health Plan of Nevada ("HPN"), a health and life insurance company, Sierra Health and Life Insurance Company ("SHL"), a multi-specialty medical group, Southwest Medical Associates, ("SMA"), a home health care agency, a hospice, an administrative services company and a company which has an interest in a building partnership. Sierra also owns a majority interest in a company that provides and manages mental health and substance abuse services, Behavioral Healthcare Options ("BHO"). In addition, Sierra manages HMO Texas L.C. ("HMO Texas"), a health maintenance organization which was licensed in February 1995 in the state of Texas. Sierra owns 50% of the membership units in HMO Texas. Under the terms of the ownership agreement Sierra currently has a 51% voting interest in HMO Texas and has a majority of the Board seats. Such agreements provide for Sierra to control all decisions in the ordinary course of business. The remaining interests of BHO, HMO Texas and the other partners in the building partnership are reflected as Minority Interests in the accompanying Consolidated Balance Sheets.

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

  Professional Fees. Revenue for professional services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates net of provisions for estimated contractual and charitable allowances.

  Specialty Product Revenues consist primarily of administrative services and certain ancillary product revenues. Such revenues are recognized in the period in which the service is provided.

  Health Care Costs. Sierra contracts with hospitals, physicians and other providers of health care under capitated or discounted fee for service arrangements including hospital per diems. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not reported. Losses on specific contracts, if any, are accrued when measurable.

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

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  Funds Withheld by Ceding Insurance Company and Future Policy Benefits. SHL has a reinsurance agreement whereby it purchases actuarially determined life insurance reserves and thereby has an interest in a related life insurance premium pool. These reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. In the normal course of business, the Company seeks to reduce potential losses that may arise from catastrophic events that cause unfavorable underwriting results by reinsuring certain levels of such risk with other reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Funds Withheld by Ceding Insurance Company and Future Policy Benefits in connection with this agreement were $10,234,000 and $10,681,000 for December 31, 1994 and 1993, respectively.


  Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1994 and 1993 the Company had no significant reinsurance receivables.

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

2.  LAND, BUILDING AND EQUIPMENT

    Land, Building and Equipment at December 31 consists of the following:

    CLASSIFICATION                                  1994          1993
    --------------                               -----------   -----------
          Land................................   $ 7,531,000   $ 6,040,000
          Buildings and Improvements..........    42,851,000    27,269,000
          Leasehold Improvements..............     2,578,000     3,822,000
          Furniture, Fixtures and Equipment...    33,190,000    34,100,000
          Construction in Progress............     2,299,000       592,000
                                                 -----------   -----------
                                                 $88,449,000   $71,823,000
                                                 ===========   ===========


                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  The following is an analysis of building and equipment under capital leases by classification:

CLASSIFICATION                           1994           1993
--------------                        -----------   ------------
  Building.........................   $  245,000    $   245,000
  Equipment........................    1,190,000      5,321,000
  Less: Accumulated Depreciation...     (808,000)    (4,518,000)
                                      ----------    -----------
     Net...........................   $  627,000    $ 1,048,000
                                      ==========    ===========

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

  At December 31, 1994 marketable equity and debt securities have been categorized as available for sale and as a result are stated at their fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity until realized. Proceeds from the sales and maturities of available-for-sale securities during 1994 were $49,988,000. Gross realized gains and losses in 1994 were $41,000 and $163,000 respectively. Realized gains and losses are calculated using the specific identification method and are included in net income.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1994:

                                                 GROSS         GROSS         ESTIMATED
                                 AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                    COST         GAINS         LOSSES         VALUE
                                ------------   ----------   ------------   ------------
 Classified as short-term:
    U.S Government and its
       agencies..............   $  4,637,000                $   (60,000)   $  4,577,000
    Municipal Obligations....     74,906,000     $ 52,000      (746,000)     74,212,000
    Corporate bonds..........      2,853,000                    (13,000)      2,840,000
    Other....................      5,875,000       47,000      (201,000)      5,721,000
                                ------------     --------   -----------    ------------
       Total short-term......     88,271,000       99,000    (1,020,000)     87,350,000

Classified as long-term:
    U.S.  Government
       and its agencies......      3,722,000                   (452,000)      3,270,000
    Municipal Obligations....      8,119,000        8,000      (163,000)      7,964,000
    Corporate bonds..........      3,705,000                   (398,000)      3,307,000
    Other....................      4,749,000                   (466,000)      4,283,000
                                ------------     --------   -----------    ------------
       Total long-term.......     20,295,000        8,000    (1,479,000)     18,824,000

Classified as restricted:
    U.S. Government
       and its agencies......      1,221,000        1,000        (8,000)      1,214,000
    Municipal Obligations....        150,000                                    150,000
    Corporate bonds..........      1,005,000                     (8,000)        997,000
    Other....................      1,410,000                                  1,410,000
                                ------------     --------   -----------    ------------
       Total restricted......      3,786,000        1,000       (16,000)      3,771,000
                                ------------     --------   -----------    ------------
          TOTAL..............   $112,352,000     $108,000   $(2,515,000)   $109,945,000
                                ============     ========   ===========    ============

  The contractual maturities of short-term, long-term and restricted investments at December 31, 1994 were as follows:

                                             AMORTIZED      ESTIMATED
                                                COST        FAIR VALUE
                                            ------------   ------------

Due in one year or less..................   $ 91,717,000   $ 90,775,000
Due after one year through five years....      8,611,000      8,407,000
Due after five years through ten years...      7,567,000      6,760,000
Due after ten years......................      4,457,000      4,003,000
                                            ------------   ------------
       Total.............................   $112,352,000   $109,945,000
                                            ============   ============

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

4.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                                                1994                   1993
                                                                                                -----------        -----------
Due in equal monthly principal installments of $166,667
  plus interest at 7-3/8% through December, 2000.....................................           $11,834,000        $14,000,000
 Due in monthly installments through July, 1996
  as described below.................................................................             4,785,000
 Due in monthly installments through October, 1999
  with adjustable interest rate as described below...................................             3,256,000          3,296,000
 Other...............................................................................               713,000          4,196,000
                                                                                                -----------        -----------
    Total............................................................................            20,588,000         21,492,000
Less current portion.................................................................            (2,179,000)        (5,490,000)
                                                                                                -----------        -----------
Long-term debt.......................................................................           $18,409,000        $16,002,000
                                                                                                ===========        ===========

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

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1994, are as follows:

                                                               OBLIGATIONS
YEAR ENDING                                        NOTES      UNDER CAPITAL
DECEMBER 31,                                      PAYABLE         LEASES
------------                                    -----------   --------------
   1995......................................   $ 1,974,000      $  237,000
   1996......................................     6,736,000         252,000
   1997......................................     2,051,000          98,000
   1998......................................     2,055,000          31,000
   1999......................................     5,060,000          31,000
   Thereafter................................     1,999,000         399,000
                                                -----------      ----------
       Total.................................   $19,875,000       1,048,000
                                                ===========
   Less:  Amounts representing interest......                      (335,000)
                                                                 ----------
   Present value of minimum lease payments...                    $  713,000
                                                                 ==========

  Based on the borrowing rates currently available to the corporation for bank loans with similar terms and average maturities, the fair value of long-term debt, including the current portion, is $18,696,000.

5.  INCOME TAXES

    A summary of the provision for income taxes for the years ended December 31, 1994, 1993 and 1992 is as follows:

    Provision for Income Taxes:

                                     1994          1993          1992
                                 -----------   -----------    ----------
    Current...................   $10,745,000   $10,647,000    $5,729,000
    Deferred..................     1,205,000    (2,372,000)       26,000
                                 -----------   -----------    ----------
                                 $11,950,000   $ 8,275,000    $5,755,000
                                 ===========   ===========    ==========


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

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  The following reconciles the difference between the 1994, 1993 and 1992 current and statutory provision for income taxes.

                                       1994    1993    1992
                                       -----   -----   -----

 Statutory Provision................   35.0%   35.0%   34.0%
 Tax Preferred Investment Income....    (.9)   (1.0)   (2.0)
 Insurance Company Statutory Rate...    (.7)   (2.2)   (2.0)
 Loss Carryforwards.................                    (.3)
 Other Items, Net...................    1.5      .2     (.3)
                                       ----    ----    ----
   Provision for Income Taxes.......   34.9%   32.0%   29.4%
                                       ====    ====    ====


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

  The tax items comprising the Company's net deferred tax assets at December 31 which are included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheet are as follows:

                                               1994         1993         1992
                                            ----------   ----------   ----------
Deferred tax assets:
 Accruals not currently deductible.......   $  628,000   $1,048,000   $   26,000
 Compensation accruals...................    1,279,000    1,328,000    1,248,000
 Bad debt allowances.....................    1,111,000      839,000      453,000
 Loss carryforwards......................      554,000      601,000      278,000
 Unrealized investment losses............      842,000
 Other...................................       34,000       18,000      334,000
                                            ----------   ----------   ----------
                                             4,448,000    3,834,000    2,339,000
Deferred tax liabilities:
 Reserve differential for HMO and
   Insurance activities..................    1,402,000      845,000    1,480,000
 Difference between book and
   tax basis of Building and Equipment...    2,208,000      376,000        8,000
 Other...................................       28,000       40,000      650,000
                                            ----------   ----------   ----------
                                             3,638,000    1,261,000    2,138,000
                                            ----------   ----------   ----------
 Net deferred tax asset..................   $  810,000   $2,573,000   $  201,000
                                            ==========   ==========   ==========

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

       YEAR ENDED
       DECEMBER 31
       -----------
          1995...........   $2,285,000
          1996...........    1,480,000
          1997...........      814,000
          1998...........      450,000
          1999...........      382,000
          Thereafter.....    1,451,000
                            ----------
             Total.......   $6,862,000
                            ==========

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

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  The following table reflects the activity of the Stock Option Plan:

                                   Number of        Option
                                     Shares         Price
                                   ----------   --------------
Outstanding January 1, 1992.....     862,460    $  .81 - 12.00
   Granted......................     157,600    $ 8.88 - 21.00
   Exercised....................    (282,646)   $  .81 - 12.00
   Canceled.....................     (31,214)   $  .81 - 11.94
                                    --------
Outstanding December 31, 1992...     706,200    $  .81 - 21.00
   Granted......................     341,400    $16.38 - 19.13
   Exercised....................    (101,395)   $  .81 - 21.00
   Canceled.....................     (10,220)   $  .81 - 21.00
                                    --------
Outstanding December 31, 1993...     935,985    $  .81 - 21.00
   Granted......................     161,700    $26.38 - 28.63
   Exercised....................    (348,668)   $ 3.38 - 21.00
   Canceled.....................      (3,400)   $ 3.38 - 21.00
                                    --------
Outstanding December 31, 1994...     745,617    $ 2.44 - 28.63
                                    ========

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

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

The following table reflects the activity of the CAP Plan:

                                    NUMBER OF        GRANT
                                   SHARE UNITS       PRICE
                                   ------------   ------------

Outstanding January 1, 1992.....       442,000     3.38;  5.94
   Paid Out.....................      (120,000)    3.38;  5.94
   Canceled.....................       (16,000)    3.38;  5.94
                                      --------
Outstanding December 31, 1992...       306,000     3.38;  5.94
   Paid Out.....................      (102,000)    3.38;  5.94
                                      --------
Outstanding December 31, 1993...       204,000     3.38;  5.94
   Paid Out.....................      (102,000)    3.38;  5.94
                                      --------
Outstanding December 31, 1994...       102,000     3.38;  5.94
                                      ========

   Total expense recorded for SARs and the CAP Plan was $280,000, $525,000 and $1,421,000 for 1994, 1993 and 1992, respectively.

   All stock plans and the related information have been retroactively adjusted to account for the stock split discussed in Note 1.

10. STOCKHOLDERS' EQUITY

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

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

11.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

   Supplemental statements of cash flows information is presented below:


                                                   1994         1993         1992
                                                ----------   ----------   ----------
Cash paid during the year for interest
   (net of amount capitalized)...............   $1,975,000          --    $  783,000
Cash paid during the year for
   Federal Income Taxes......................    9,550,000   $9,703,000    5,106,000

Noncash investing and financing activities:
Liabilities assumed in connection with
   corporate acquisition ....................    7,279,000           --           --
Reductions to funds withheld by ceding
   insurance company and future policy
   benefits..................................      447,000      122,000      594,000
Stock issued for exercise of options
   and related tax benefits..................    2,685,000    1,117,000    2,378,000
Assumption of liability in connection with...
   land purchase.............................           --           --    2,789,000
Additions to capital leases..................      552,000           --           --

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

12.  UNAUDITED QUARTERLY INFORMATION

                                         MARCH         JUNE        SEPTEMBER     DECEMBER
                                          31            30            30            31
                                      -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 1994:
  Operating revenues...............   $69,403,000   $72,683,000   $75,332,000   $78,383,000
  Operating income.................     7,347,000     9,086,000     9,433,000    10,212,000
  Income before income taxes and
    minority interests.............     6,910,000     8,518,000     8,952,000     9,868,000
  Net income.......................     4,475,000     5,501,000     5,828,000     6,400,000
  Earnings per share (a)...........   $       .36   $       .44   $       .46   $       .45

YEAR ENDED DECEMBER 31, 1993:......
  Operating revenues...............   $63,731,000   $63,463,000   $65,658,000   $65,225,000
  Operating income.................     5,565,000     5,888,000     6,909,000     7,497,000
  Income before income taxes and
    minority interests.............     5,284,000     6,020,000     7,011,000     7,546,000
  Net income.......................     3,650,000     4,156,000     4,559,000     5,078,000
  Earnings per share (a)...........   $       .30   $       .34   $       .37   $       .41

-------------
(a) Quarterly earnings per share have been adjusted to account for the stock split discussed in Note 1.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:

                                                                        PAGE
                                                                        ----

    Independent Auditors' Report.....................................     23
    Consolidated Balance Sheets at December 31, 1994 and 1993........     24
    Statements of Consolidated Operations for the years ended
     December 31, 1994, 1993 and 1992................................     26
    Statements of Changes in Consolidated Stockholders' Equity for
     the years ended December 31, 1994, 1993 and 1992................     27
    Statements of Consolidated Cash Flows for the years ended
     December 31, 1994, 1993 and 1992................................     28
    Notes to Consolidated Financial Statements.......................     29

(a)(2)    Financial Statement Schedules:

    Schedule I - Condensed Financial Information of Registrant.......     50

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

     ***(3.3) Amended and Restated Bylaws of the Registrant, as amended through March 22, 1995.

        (4.1) Rights Agreement, dated as of June 14, 1994, between the registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3 effective October 11, 1994 (Reg. No. 33-83664).

     ***(4.2)  Specimen Common Stock Certificate, incorporated by reference to
               Exhibit 4(e) to the Registrant's Registration Statement on
               Form S-8 as filed and effective on August 5, 1994 (Reg.
               No. 33-82474).

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

    ***(10.3)  Modification and renewal agreement dated October 31, 1994 to the
               Excess Medical Professional and General Liability Insurance policy dated June 11, 1991 with Reliance Insurance Company of Illinois covering SMA.

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

      (10.12) Loan Agreement among Bank of America, Nevada, the Registrant, Health Plan of Nevada, Inc. and Sierra Health and Life Insurance Company, Inc. dated November 30, 1993 in the principal amount the $14,000,000, incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

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

      (10.17)  Compensatory Plans, Contracts and Arrangements.

                  (1)  Employment Agreements with Anthony M. Marlon, M.D.; Erin
                       E. MacDonald; Frank E. Collins; William R. Godfrey; Lawrence S. Howard; Michael A. Montalvo; Jerry D. Reeves, M.D.; Marie H. Soldo; and James L. Starr with various dates and severance agreement with Robert A. Mayer, dated August 31, 1994, incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

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

               ***(5)  Protocols for cash bonus awards.

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

      ***(11)  Computation of earnings per share.

         (21)  Subsidiaries of the Registrant (listed herein):

               Health Plan of Nevada, Inc., a Nevada corporation. Southwest Medical Associates, Inc., a Nevada corporation. Sierra Health and Life Insurance Company, Inc., a Nevada
                 corporation.
               Family Health Care Services, a Nevada corporation. Southwest Realty, Inc., a Nevada corporation.
               Family Home Hospice, Inc., a Nevada corporation.
               Sierra Healthcare Options, Inc., a Nevada corporation. Behavioral Healthcare Options, Inc., a Nevada corporation HMO Texas, L.C., a Texas Limited Liability Corporation

       **(23)  Consent of Deloitte & Touche LLP.

      ***(27)  Financial Data Schedule

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

(d)  Financial Statement Schedules

     The Exhibits set forth in Item 14(a)(2) have been previously filed.

---------
  * Confidential treatment has been requested and approved for portions of this exhibit. The confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule b-2 under the Securities Exchange Act of 1934, as amended.

 **  Filed herewith.

***  Previously filed.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            SIERRA HEALTH SERVICES, INC.


                                            By:  /s/ JAMES L. STARR
                                                 ---------------------------

                                                 James L. Starr
                                                 Vice President of Finance,
                                                 Chief Financial Officer
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

Date: September 1, 1995

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - PARENT COMPANY ONLY



                                                                        DECEMBER 31
                                                                ----------------------------
                                                                    1994            1993
                                                                -------------   ------------
CURRENT ASSETS:
   Cash and Cash Equivalents.................................   $  6,577,000    $ 3,262,000
   Short-term Securities.....................................     48,523,000      3,840,000
   Prepaid Expenses and Other Assets.........................      1,640,000      2,835,000
                                                                ------------    -----------
       Total Current Assets..................................     56,740,000      9,937,000

LAND, BUILDING AND EQUIPMENT - NET...........................     19,154,000     20,160,000
OTHER ASSETS:
   Equity in Net Assets of Subsidiaries......................     58,108,000     39,768,000
   Other.....................................................      8,672,000      5,043,000
                                                                ------------    -----------

TOTAL ASSETS.................................................   $142,674,000    $74,908,000
                                                                ============    ===========

CURRENT LIABILITIES:
   Accounts Payable and Other Accrued Liabilities............   $  4,235,000    $ 5,783,000
   Current Portion of Long-term Debt.........................        556,000      3,524,000
   Current Portion of Note Payable to Subsidiary.............                       898,000
                                                                 -----------    -----------
       Total Current Liabilities.............................      4,791,000     10,205,000
LONG-TERM DEBT--LESS CURRENT PORTION.........................      2,402,000      2,571,000
                                                                ------------    -----------
TOTAL LIABILITIES............................................      7,193,000     12,776,000
                                                                ------------    -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Capital Stock.............................................         73,000         62,000
   Additional Paid-in Capital................................     79,256,000     27,666,000
   Treasury Stock............................................       (130,000)      (130,000)
   Unrealized Holding Loss on Available-for-Sale Securities..       (456,000)
   Retained Earnings.........................................     56,738,000     34,534,000
                                                                ------------    -----------
       Total Stockholders' Equity............................    135,481,000     62,132,000
                                                                ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................   $142,674,000    $74,908,000
                                                                ============    ===========

Note: Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

                   Year Ending
                   December 31,
                   ------------
                   1995              $  556,000
                   1996                 620,000
                   1997                 495,000
                   1998                 429,000
                   1999                 429,000
                   Thereafter           429,000
                                     ----------
                    Total            $2,958,000
                                     ==========

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) CONDENSED STATEMENT OF OPERATIONS -- PARENT COMPANY ONLY

                                                  Year Ended December 31,
                                         ------------------------------------------
                                             1994           1993           1992
                                         ------------   ------------   ------------
OPERATING REVENUES:
  Management Fees.....................   $37,324,000    $33,806,000    $29,562,000
  Subsidiary Dividends................     1,350,000      3,460,000      1,750,000
  Investment and Other Income.........       928,000        229,000      1,365,000
                                         -----------    -----------    -----------
   Total Operating Revenues...........    39,602,000     37,495,000     32,677,000
                                         -----------    -----------    -----------

GENERAL & ADMINISTRATIVE EXPENSES:
  Payroll & benefits..................    12,162,000     12,591,000     10,811,000
  Depreciation........................     3,494,000      3,051,000      2,889,000
  Rent................................     1,186,000      1,630,000      1,512,000
  Repairs & Maintenance...............       303,000        455,000        965,000
  Legal...............................     1,109,000        632,000        583,000
  Consulting..........................       480,000        421,000        257,000
  Other...............................     5,053,000      4,240,000      4,110,000
                                         -----------    -----------    -----------
   Total General and Administrative...    23,787,000     23,020,000     21,127,000
                                         -----------    -----------    -----------

INTEREST EXPENSE AND OTHER, NET.......      (467,000)      (168,000)      (515,000)
                                         -----------    -----------    -----------

EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES............    12,549,000      6,876,000      5,502,000
                                         -----------    -----------    -----------

INCOME BEFORE INCOME TAXES............    27,897,000     21,183,000     16,537,000

PROVISION FOR INCOME TAXES............    (5,693,000)    (3,740,000)    (2,934,000)
                                         -----------    -----------    -----------

NET INCOME............................   $22,204,000    $17,443,000    $13,603,000
                                         ===========    ===========    ===========

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY


                                                               Year Ended December 31,
                                                     --------------------------------------------
                                                         1994            1993            1992
                                                     -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................     $ 22,204,000    $ 17,443,000    $13,603,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization...............        3,533,000       3,091,000      2,929,000
    Equity in Undistributed Earnings
     of Subsidiaries............................      (12,549,000)     (6,876,000)    (5,502,000)
 Other assets...................................          996,000        (415,000)      (356,000)
 Changes in working capital accounts:
  Current assets................................         (635,000)     (1,311,000)      (718,000)
  Current liabilities...........................          239,000       1,696,000      1,558,000
                                                     ------------    ------------    -----------
  Net cash provided by operating activities.....       13,788,000      13,628,000     11,514,000
                                                     ------------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures...........................       (2,048,000)    (11,979,000)    (3,319,000)
 Land, Building and Equipment dispositions, Net.          113,000         504,000      1,989,000
 Increase in Short-Term Securities..............      (45,316,000)     (1,529,000)    (2,311,000)
 Increase in Other Assets.......................       (2,659,000)                    (1,792,000)
 Dividends from Subsidiary......................        1,350,000       3,460,000      1,750,000
 Increase in net assets in subsidiaries.........       (7,141,000)     (5,691,000)    (5,481,000)
                                                     ------------    ------------    -----------
  Net cash used for investing activities........      (55,701,000)    (15,235,000)    (9,164,000)
                                                     ------------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt...................                        3,000,000
 Reductions in long-term obligations and
  payments on capital leases....................       (3,688,000)       (959,000)    (1,749,000)
 Reductions in Note Payable to Subsidiary.......                         (931,000)    (1,165,000)
 Proceeds from Issuance of Common Stock.........       44,579,000
 Exercise of Stock Options......................        4,337,000       1,245,000      2,266,000
                                                     ------------    ------------    -----------
  Net cash used for financing activities........       45,228,000       2,355,000       (648,000)
                                                     ------------    ------------    -----------
Net increase (decrease) in cash and
 cash equivalents...............................        3,315,000         748,000      1,702,000
Cash and cash equivalents at beginning of year..        3,262,000       2,514,000        812,000
                                                     ------------    ------------    -----------
Cash and cash equivalents at end of year........     $  6,577,000    $  3,262,000    $ 2,514,000
                                                     ============    ============    ===========

Supplemental condensed statements of
 cash flows information:

Additions to capital leases.....................     $    552,000              --             --
Assumptions of liability in connection with
 land purchase..................................               --              --    $ 2,789,000
Stock issued for exercise of options............        2,685,000    $  1,117,000      2,378,000
Cash paid during the year for interest
 (net of amount capitalized)....................          662,000              --        284,000
Cash paid during the year for
 Federal Income Taxes...........................        2,592,000       3,338,000      4,475,000