Form 10-Q
period 1995-09-30
SIERRA HEALTH SERVICES INC
filed 1995-11-13
CIK 754009

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

                                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________

Commission File Number 1-8865


                          SIERRA HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                       88-0200415
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization.)         Identification No.)


                              2724 NORTH TENAYA WAY
                                  LAS VEGAS, NV
                    (Address of principal executive offices)
                                      89128
                                   (Zip Code)


                                 (702) 242-7000
              (Registrant's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          As of November 1, 1995 there were 17,480,000 shares of common stock outstanding.

-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                      INDEX

                                                                                                           Page No.
Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 1995 and December 31, 1994.................................................  3

                  Condensed Consolidated Statements of Operations three and nine months ended September 30, 1995
                    and September 30, 1994...................................................................  4

                  Condensed  Consolidated  Statements  of Cash Flows nine months ended September 30, 1995
                    and September 30, 1994...................................................................  5

                  Notes to Condensed Consolidated Financial Statements.......................................  6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................  8



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings.......................................................................... 16

      Item 2.     Changes in Securities...................................................................... 16

      Item 3.     Defaults Upon Senior Securities............................................................ 16

      Item 4.     Submission of Matters to a Vote of Security Holders........................................ 16

      Item 5.     Other Information.......................................................................... 16

      Item 6.     Exhibits and Reports on Form 8-K........................................................... 17

Signature.................................................................................................... 18

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30          December 31
                                                                                     1995                 1994
                                                                                 ------------         ------------

CURRENT ASSETS:
  Cash and Cash Equivalents.........................................             $ 53,153,000         $ 17,227,000
  Short-term Securities.............................................               63,573,000           87,350,000
  Accounts Receivable - Net.........................................                7,883,000            6,571,000
  Prepaid Expenses and Other Assets.................................                9,829,000            7,683,000
                                                                                 ------------         ------------
     Total Current Assets...........................................              134,438,000          118,831,000
                                                                                 ------------         ------------

LAND, BUILDINGS AND EQUIPMENT.......................................              101,093,000           88,449,000
  Less-Accumulated Depreciation.....................................               27,731,000           22,386,000
                                                                                 ------------         ------------
     Land, Buildings and Equipment - Net............................               73,362,000           66,063,000
                                                                                 ------------         ------------

OTHER ASSETS:
  Funds Withheld by Ceding Insurance Company........................                9,338,000           10,234,000
  Long-term Securities..............................................               28,416,000           18,824,000
  Restricted Cash and Securities....................................                3,945,000            3,771,000
  Other.............................................................                8,289,000            5,527,000
                                                                                 ------------         ------------
     Total Other Assets.............................................               49,988,000           38,356,000
                                                                                 ------------         ------------
TOTAL ASSETS........................................................             $257,788,000         $223,250,000
                                                                                 ============         ============

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities....................             $ 10,537,000         $  6,987,000
  Accrued Payroll and Taxes.........................................               10,905,000            8,216,000
  Medical Claims Payable............................................               33,626,000           31,122,000
  Unearned Premium Revenue..........................................               11,617,000           10,637,000
  Current Portion of Long-term Debt.................................                6,951,000            2,179,000
                                                                                 ------------         ------------
     Total Current Liabilities......................................               73,636,000           59,141,000
FUTURE POLICY BENEFITS..............................................                9,338,000           10,234,000
LONG-TERM DEBT--LESS CURRENT PORTION................................               12,708,000           18,409,000
MINORITY INTERESTS..................................................                  358,000            1,094,000
                                                                                 ------------         ------------
TOTAL LIABILITIES...................................................               96,040,000           88,878,000
                                                                                 ------------         ------------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized;
    None Issued
  Common Stock, $.005 Par Value
    40,000,000 Shares Authorized;
    Shares Issued:  1995 - 14,913,000
      1994 - 14,677,000.............................................                   74,000               73,000
  Additional Paid-in Capital........................................               83,986,000           79,256,000
  Treasury Stock 100,200 Common Shares..............................                 (130,000)            (130,000)
  Unrealized Holding Loss on Available-for-Sale Securities .........                 (206,000)          (1,565,000)
  Retained Earnings.................................................               78,024,000           56,738,000
                                                                                 ------------         ------------
     Total Stockholders' Equity.....................................              161,748,000          134,372,000
                                                                                 ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................             $257,788,000         $223,250,000
                                                                                 ============         ============

            See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30                      September 30
                                                                 -----------------------------     ------------------------------
                                                                     1995             1994              1995             1994
                                                                 -----------      ------------     -------------     ------------
OPERATING REVENUES:
  Premiums....................................................  $ 80,592,000      $ 68,955,000      $234,017,000     $198,634,000
  Professional Fees...........................................     4,174,000         3,051,000        11,844,000        8,951,000
  Specialty Product Revenue...................................     2,905,000         2,533,000         8,625,000        7,730,000
  Investment and Other Revenue................................     1,998,000           793,000         5,453,000        2,103,000
                                                                 -----------       -----------      ------------     ------------
    Total ....................................................    89,669,000        75,332,000       259,939,000      217,418,000
                                                                 -----------       -----------      ------------     ------------

OPERATING EXPENSES:
  Medical Expenses............................................    60,073,000        50,907,000       176,563,000      147,426,000
  General, Administrative and Other ..........................    16,579,000        13,348,000        47,382,000       39,792,000
  Specialty Product Expenses..................................     1,459,000         1,644,000         4,785,000        4,334,000
                                                                ------------      ------------      ------------     ------------
    Total ....................................................    78,111,000        65,899,000       228,730,000      191,552,000
                                                                ------------      ------------      ------------     ------------

OPERATING INCOME..............................................    11,558,000         9,433,000        31,209,000       25,866,000

OTHER INCOME AND EXPENSE:
  Minority Interests in Subsidiary Loss (Income)..............       734,000           (36,000)        1,830,000          (96,000)
  Interest Expense and Other, Net  ...........................      (269,000)         (481,000)       (1,030,000)      (1,486,000)
                                                                ------------      ------------     -------------    -------------
    Total ....................................................       465,000          (517,000)          800,000       (1,582,000)
                                                                ------------      ------------     -------------    -------------

INCOME BEFORE INCOME TAXES ...................................    12,023,000         8,916,000        32,009,000       24,284,000
PROVISION FOR INCOME TAXES....................................     4,028,000         3,088,000        10,723,000        8,480,000
                                                                ------------      ------------     -------------    -------------

NET INCOME....................................................  $  7,995,000      $  5,828,000      $ 21,286,000    $  15,804,000
                                                                ============      ============      ============    =============

EARNINGS PER COMMON SHARE.....................................         $ .54             $ .46             $1.45            $1.26
                                                                       =====             =====             =====            =====

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING...................................    14,804,000        12,716,000        14,722,000       12,568,000

           See notes to condensed consolidated financial statements.

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Nine Months Ended
                                                                               Sept. 30              Sept. 30
                                                                                 1995                  1994
                                                                              -----------          ------------
Cash Flows From Operating Activities:
   Net Income..........................................................       $21,286,000          $ 15,804,000
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation and Amortization..................................         6,064,000             5,532,000
        Provision for Doubtful Accounts................................         1,438,000             1,279,000
        Other Assets...................................................        (2,723,000)               41,000
        Minority Interest..............................................        (1,971,000)              (45,000)
        Changes in Working Capital Accounts:
          Accounts Receivable..........................................        (2,650,000)           (2,229,000)
          Other Current Assets.........................................        (2,146,000)             (254,000)
          Medical Claims Payable.......................................         2,504,000             4,655,000
          Other Current Liabilities....................................         8,490,000             6,327,000
                                                                              -----------           -----------
      Net Cash Provided by Operating Activities........................        30,292,000            31,110,000
                                                                              -----------           -----------
Cash Flows From Investing Activities:
   Capital Expenditures................................................       (13,198,000)           (9,763,000)
   Land, Building and Equipment Dispositions, Net......................           181,000               438,000
   Decrease (Increase) in Short-term Securities........................        24,775,000           (18,383,000)
   Increase in Long-term Securities....................................        (8,508,000)           (3,810,000)
   Increase in Restricted Cash and Securities..........................          (159,000)              (64,000)
   Acquisitions, Net.........................................                     (73,000)           (4,000,000)
                                                                              -----------           -----------
      Net Cash Provided by (Used for) Investing Activities.............         3,018,000           (35,582,000)
                                                                              -----------           -----------
Cash Flows From Financing Activities:
   Proceeds from Long-term Borrowing...................................         1,875,000
   Reductions in Debt and Payments
      on Capital Leases................................................        (1,758,000)           (8,116,000)
   Exercise of Stock Options...........................................         2,499,000             4,284,000
                                                                              -----------           -----------
      Net Cash Provided by (Used for) Financing Activities.............         2,616,000            (3,832,000)
                                                                              -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents...................        35,926,000            (8,304,000)
Cash and Cash Equivalents at Beginning of Year.........................        17,227,000            23,188,000
                                                                              -----------           -----------
Cash and Cash Equivalents at End of Period.............................       $53,153,000           $14,884,000
                                                                              ===========           ===========

                                                                                    For the Nine Months Ended
Supplemental condensed consolidated statements of                               Sept. 30             Sept. 30
   cash flows information:                                                        1995                 1994
   --------------------------------------------------------------------        -----------           ----------

Cash paid during the period for interest
   (net of amount capitalized) ........................................        $ 1,100,000           $1,143,000
Cash paid during the period for income taxes...........................          6,600,000            5,600,000

Non cash investing and financing activities:
  Liabilities assumed in connection with
    acquisition........................................................            20,000             7,279,000
  Additions to capital leases..........................................           189,000               552,000
  Reductions to funds withheld by ceding
   insurance company and future policy benefits........................           896,000               237,000
  Stock issued for exercise of options and
   related tax benefits................................................         1,291,000             2,310,000
  Stock issued in connection with acquisition .........................           941,000

           See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries collectively referred to as the "Company.") The financial statements also include the operations of HMO Texas L.C. ("HMO Texas.") The Company currently owns a 50% interest in HMO Texas and manages the HMO's operations. HMO Texas has an agreement with a key employee, however, whereby he may be granted up to a 5% equity interest in HMO Texas, if certain employment requirements are fulfilled in the future. All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements, but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1994 and 1993. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three- and nine-month periods ended September 30, 1995, have been made.

2. On May 9, 1995, Sierra filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the listing of 700,000 shares of its Common Stock, $.005 par value. These shares may be offered, issued and sold from time to time by the Company in connection with the expansion of the Company's business through various acquisitions and other business combinations.

3. On October 24, 1995, the stockholders of Sierra and CII Financial, Inc.("CII") approved an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 12, 1995, among Sierra, Health Acquisition Corp, a wholly owned subsidiary of Sierra, and CII, pursuant to which the Company acquired CII in a pooling of interests transaction effective at the close of business on October 31, 1995.
         As a result of the transaction, each outstanding share of common stock of CII was converted into .37 of a share of Sierra common stock, and CII became a wholly-owned subsidiary of Sierra. At October 31, 1995, approximately 7,209,000 shares of CII common stock were outstanding.

         CII is a holding company primarily engaged in writing workers' compensation insurance through its wholly-owned subsidiaries. CII also has two operating insurance agencies and an insurance premium finance business. CII writes workers' compensation insurance primarily in the state of California and also in the states of Colorado, Nebraska, New Mexico and Utah. The common stock of CII was previously listed on the American Stock Exchange.

4. In October 1995, the Company acquired Mohave Valley Medical Center ("MVMC") along with its related entities which include real estate, medical services and a preferred provider network which encompasses Southern Nevada and parts of Arizona. The medical clinic offers services to residents in the Mohave Valley area of Arizona and Laughlin, Nevada. The purchase price for MVMC of approximately $11.1 million was paid in cash.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. In June 1995, Sierra acquired Northern Nevada Health Network ("NNHN"), a Nevada- based company that provides utilization review services and access to a preferred provider network for self-insured employer groups. NNHN was acquired for 36,871 shares of Sierra stock and $73,000 cash.

6. Amounts in the accompanying Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1994, have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations, three months ended September 30, 1995, compared to three months ended September 30, 1994.

         The total operating revenues of the Company for the three months ended September 30, 1995, increased 19% to $89.7 million, from $75.3 million for the three months ended September 30, 1994. The increase was primarily due to premium revenue increases of $11.6 million, or 17%, from the Company's HMO and insurance subsidiaries. Such additional premium revenue resulted principally from a 15% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries premium rates increased approximately 2% overall. The increase was primarily due to a 7.5% increase in its capitation rate for its Medicare members established by the Health Care Financing Administration ("HCFA.") Professional fees increased by $1.1 million, or 37%, primarily due to the opening of two new clinics and an increase in hospice patients. The Company's specialty product revenue increased $400,000, or 15%, primarily due to an increase in the Company's workers' compensation product enrollment. Investment and other revenue increased $1.2 million due to increased invested cash balances from the Company's common stock offering completed in October 1994.

         Total medical expenses increased by $9.2 million over the same three month period last year. This 18% increase resulted primarily from the consolidated member month growth as well as additional staff and other costs to support the new facilities and increased fee for service business discussed above. The medical expenses as a percentage of premium revenues and professional fees ("Medical Loss Ratio") increased to 70.9% for the three months ended September 30, 1995, compared to 70.7% for the same period last year. This is due primarily to the new medical facilities discussed above and an increase in Medicare members as a percentage of total members. Medicare enrollees have a higher Medical Loss Ratio and, accordingly, this results in a higher overall weighted average Medical Loss Ratio. Specialty product expenses decreased $200,000, or 11%, primarily due to a change in the state mandated renewal date for workers' compensation members, resulting in decreased advertising in the third quarter of 1995, compared to the corresponding quarter in the prior year.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Results of Operations, three months ended September 30, 1995, compared to three months ended September 30, 1994 (continued).

         General, administrative and other ("G&A") costs increased $3.2 million, or 24%, compared to the third quarter of 1994. As a percentage of revenues, however, the G&A costs for the third quarter of 1995 increased to 18.5%, compared to 17.7% for the same period in 1994. Excluding the operations of HMO Texas, however, G&A as a percentage of revenue for the three months ended September 30, 1995, decreased to 17.1%. The G&A expense includes $1.3 million associated with the operations of HMO Texas, which became licensed and began marketing during the first quarter of 1995. The Company has an agreement to manage the operations of HMO Texas in addition to its 50% ownership interest. Such operations are included in the accompanying condensed consolidated financial statements with appropriate adjustments made to minority interests. The HMO Texas expenses include advertising of $600,000 and employee compensation of $400,000 as well as other expenses necessary to generate membership and to operate the company.

         Excluding the effect of HMO Texas, G&A expense increased approximately $1.9 million, compared to the third quarter of 1994. Compensation expense increased approximately $900,000, from additional employees supporting expanding services. Additionally, brokers' fees increased by approximately $200,000 due to member growth. Additional increases in advertising, promotions, and public relations totalled approximately $200,000. Outside services including consulting, computer systems maintenance and other increased approximately $300,000. The remaining fluctuation is comprised primarily of smaller increases necessary to support the increased membership and staff discussed above. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the fiscal quarter ended September 30, 1995, the Company's ten largest employer groups were, in the aggregate, responsible for approximately 20% of its total revenues. Although none of such employer groups accounted for more than 5% of total revenues for that period, the loss of one or more of the larger employer groups could have a material adverse effect on the Company's business. Interest and other expense decreased approximately $200,000, due primarily to the reduction of debt through scheduled payments and prior year losses on the retirement of assets in the corresponding period.

         The Company's effective tax rate for the third quarter of 1995 was 33.5%, compared to 34.6% in the third quarter of 1994. The decrease was due primarily to increased investments in tax-preferred-municipal securities.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Results of Operations, three months ended September 30, 1995, compared to three months ended September 30, 1994 (continued).

         Net income for the three months ended September 30, 1995, increased approximately 37% to $8.0 million from $5.8 million for the comparable period in 1994. The approximate $2.2 million increase in earnings was primarily due to increased operating revenues and a decrease in the effective tax rate. Such decreases were partially offset by an increased Medical Loss Ratio and an increase in G&A as a percentage of revenue.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Results of Operations, nine months ended September 30, 1995, compared to nine months ended September 30, 1994.

         The total operating revenues of the Company for the nine months ended September 30, 1995, increased 20% to $259.9 million, from $217.4 million for the nine months ended September 30, 1994. The increase was primarily due to premium revenue increases of $35.4 million, or 18%, from the Company's HMO and insurance subsidiaries. Such additional premium revenue resulted principally from a 15% increase in member months. The Company's HMO and insurance subsidiaries premium rates increased approximately 3% overall. The increase was primarily due to slightly higher commercial rates and a 7.5% increase in its capitation rate for its Medicare members established by HCFA. Professional fees increased by $2.9 million, or 32%, primarily due to the opening of two new clinics and an increase in hospice patients. The Company's specialty product revenue increased $900,000, or 12%, primarily due to an increase in the Company's workers' compensation product enrollment. Investment and other revenue increased $3.4 million, or 159%, due to increased invested cash balances from the Company's common stock offering completed in October, 1994.

         Total  medical  expenses  increased by $29.1 million over the same nine
month  period  last  year.  This  20%  increase  resulted   primarily  from  the
consolidated member month growth as well as additional staff and other costs to support the new facilities and increased fee for service business discussed above. The Medical Loss Ratio increased to 71.8% for the nine months ended September 30, 1995, compared to 71.0% for the same period last year. This is due primarily to the new medical facilities discussed above and an increase in Medicare members as a percentage of total members. Medicare enrollees have a higher Medical Loss Ratio and, accordingly, this results in a higher overall weighted average Medical Loss Ratio. Specialty product expenses increased $500,000, or 10%, primarily due to the additional workers' compensation enrollees.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Results of Operations, nine months ended September 30, 1995, compared to nine months ended September 30, 1994 (continued).

         G&A costs increased $7.6 million, or 19%, compared to the first nine months of 1994. As a percentage of revenues, however, the G&A costs for the first nine months of 1995 decreased slightly to 18.2%, from 18.3% during the comparable period in 1994. The G&A increase includes a $1.0 million charge for certain pre-opening costs associated with HMO Texas, as well as $2.5 million of G&A expense associated with the operations of HMO Texas subsequent to the first quarter of 1995 and prior to any significant enrollment. The HMO Texas G&A expenses include advertising of $1,200,000 and employee compensation of $900,000, as well as other expenses necessary to generate membership and operate the company. Excluding HMO Texas, G&A expense increased $4.1 million during the nine months ended September 30, 1995, compared to the same period in the prior year and G&A as a percentage of revenue in 1995 decreased to 16.9%. Compensation expense increased $2.0 million, due primarily to additional employees supporting expanded services. Brokers' fees and third-party administration fees increased $900,000 and $400,000, respectively, due to member growth. Advertising and premium taxes each increased $300,000. The remaining fluctuation is comprised primarily of smaller increases in other areas necessary to support the increased membership and staff discussed above. Interest and other expense decreased $500,000, due to the reduction of debt through scheduled payments and prior year losses on the retirement of assets in the corresponding period.

         The Company's effective tax rate for the first nine months of 1995 was 33.5%, compared to 34.9% in the first nine months of 1994. The decrease was due primarily to increased investments in tax preferred municipal securities.

         Net income for the nine months ended September 30, 1995, increased approximately 35% to $21.3 million, from $15.8 million for the comparable period in 1994. The approximate $5.5 million increase in earnings was primarily due to increased operating revenues, decreased G&A expenses as a percentage of revenues and a decrease in the effective tax rate. Such decreases were partially offset by an increased Medical Loss Ratio.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).



Liquidity and Capital Resources

         The Company's $30.3 million cash flow from Operating Activities during the first nine months of 1995 resulted primarily from $21.3 million of net income and $6.1 million in depreciation and amortization, along with increases in Medical Claims Payable and Other Current Liabilities of approximately $2.5 million and $8.5 million, respectively. Such increases in cash were offset by an approximate $8.1 million net decrease in other balance sheet accounts.

         The $5.6 million provided by investing and financing activities since December 31, 1994, consisted principally of a $24.8 million reduction in short-term securities, $1.9 million received from long-term borrowing and $2.5 million received pursuant to the exercise of certain outstanding Company stock options. Such proceeds were partially offset by an approximate $8.5 million increase in long-term securities and $1.8 million used for the reduction of debt. Additional uses of cash included $13.0 million for net capital expenditures, including construction of an outpatient surgery facility along with certain medical and computer equipment.

         The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's insurance subsidiary and HMO subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The insurance subsidiary and both HMO subsidiaries had restricted assets on deposit in various states totaling $3.2 million as of September 30, 1995. The wholly owned HMO, HMO Texas and the insurance subsidiary also meet requirements to maintain minimum stockholders' equity, on a statutory basis, of $200,000, $500,000 and $3.0 million, respectively. Of the cash and cash equivalents and short-term securities held at September 30, 1995, $12.9 million is designated for use only by the insurance subsidiary, another $40.4 million only by the wholly owned HMO, and $1.3 million only by HMO Texas. Such amounts are available for transfer to the holding company from the insurance subsidiary and the HMO subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis.

         The Company's liquidity needs over the next twelve months will primarily be for merger related costs (see Notes 3 and 4 to Notes to Condensed Consolidated Financial Statements), certain new computer equipment, medical equipment and other items, the acquisition and construction of medical facilities to support growing membership, debt service and any further expansion of the Company's operations.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Liquidity and Capital Resources (continued)

         In July, 1995, Sierra renewed its unsecured line of credit from PriMerit Bank, F.S.B., for an additional one-year term at an interest rate of prime plus 1%, and increased the available amount to $10.0 million. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

         The Company believes that existing working capital, operating cash flow and, if necessary, amounts available under its line of credit will be sufficient to fund the cash requirements pursuant to the acquisitions of CII and MVMC discussed in Notes 3 and 4 to Notes to Condensed Consolidated Financial Statements, its capital expenditures, debt service and any further expansion activities during the next twelve months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities will enable it to meet its needs on a longer-term basis.


         The Company's membership at September 30, 1995 and 1994 was as follows:

                                                                           Number of Members at Period Ended

                                                                        Sept. 30, 1995          Sept. 30, 1994
                                                                        --------------          --------------
HMO
  Commercial..................................................              111,783                  102,523
  Medicare....................................................               23,931                   18,670
Managed Indemnity.............................................               29,245                   25,146
Medicare Supplement...........................................               13,367                    7,538
Administrative Services.......................................               88,302                   67,740
Workers' Compensation Services................................               94,734                   78,265
                                                                            -------                  -------
Total Members.................................................              361,362                  299,882
                                                                            =======                  =======

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Inflation

         Health care costs generally continue to rise at a rate faster than the Consumer Price Index. The Company has been able to lessen somewhat the impact of such inflation by managing medical costs. There can be no assurance, however, in the future, the company's ability to manage medical costs will not be negatively impacted by items such as technological advances, utilization changes and catastrophic claims or events, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

                            PART II OTHER INFORMATION


Item 1.        Legal Proceedings

               A final judgment dismissing an action challenging Sierra's acquisition of CII was filed on October 23, 1995. The complaint alleged, among other claims, that, by entering into the Agreement and Plan of Merger, CII and its directors breached their fiduciary duties to CII's stockholders and further alleged that Sierra aided and abetted such breach. The complaint was reported in a Form 8-K dated June 13, 1995, filed on June 21 and amended on June 22, July 11, and November 1, 1995, and in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               At a special meeting held on October 24, 1995, the stockholders approved the Merger Agreement, dated as of June 12, 1995, providing for the merger of Health Acquisition Corp., a wholly owned subsidiary of Sierra, with and into CII Financial, Inc., pursuant to which each share of common stock of CII will be converted into .37 of a share of common stock, par value $.005 per share, of Sierra (see Note 3 to Notes to Condensed Consolidated Financial Statements). The voting results were as follows:



                            For            Against            Abstain
                         ----------       ----------         ----------
                         11,487,607           63,014             66,167



Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

                   (4.1) Specimen Common Stock Certificate incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission and effective August 5, 1994 (Reg. No. 33-82474).

                   (10.1)   Compensatory Plans, Contracts and Arrangements.

                            (1)  The  Company's   1995   Long-Term Incentive
                                 Plan incorporated  by  reference to  Exhibit
                                 A to the Company's Proxy Statement for the Annual Meeting of Stockholders on Tuesday, May 16, 1995.

                            (2) The Company's 1995 Non-Employee Directors' Stock Plan incorporated by reference to Exhibit B to the Company's Proxy Statement for the Annual Meeting of Stockholders on Tuesday, May 16, 1995.

                   (11)     Computation of earnings per share

                   (27)     Financial Data Schedule

               (b) Reports on Form 8-K

                   On November 1, 1995, the Company filed an amendment to a Form 8-K dated June 13, 1995, originally filed on June 21, 1995, and previously amended on June 22, and July 11, 1995. The amendment disclosed the approval of the Agreement and Plan of Merger by the stockholders of both CII and the Company.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    SIERRA HEALTH SERVICES, INC.
                                                    (Registrant)



Date     November 13, 1995                           /S/ JAMES L. STARR
     -------------------------                       ---------------------
                                                     James L. Starr
                                                     Vice President
                                                     Chief Financial Officer
                                                     and Treasurer
                                                     (Chief Accounting Officer)