Form 10-K
period 1995-12-31
SIERRA HEALTH SERVICES INC
filed 1996-04-01
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
 X

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____ to ____

                         Commission file number: 1-8865
                          SIERRA HEALTH SERVICES, INC.
             (Exact name of Registrant as specified in its charter)
                                     NEVADA
                         (State or other jurisdiction of
                         incorporation or organization)
                                   88-0200415
                     (I.R.S. Employer Identification Number)
                              2724 NORTH TENAYA WAY
                             LAS VEGAS, NEVADA 89128
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (702) 242-7000
           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                         Name of each exchange on
                                                  which registered
Common Stock, par value $.005                 New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 1996 was $498,284,000.

     The number of shares of the registrant's common stock outstanding on March 22, 1996 was 17,665,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                   DOCUMENT                           WHERE INCORPORATED

  Portions of the registrant's definitive                   Part III
       proxy statement for its 1996
  annual meeting to be filed by March 31, 1996

  Registrant's Current Report on Form 8-K                   Part I
          dated March 4, 1996                               Part II, Item 7

                          SIERRA HEALTH SERVICES, INC.

                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                                           Page

Item  1.      Business .....................................................  1

Item  2.      Properties.................................................... 13

Item  3.      Legal Proceedings............................................. 13

Item  4.      Submission of Matters to a Vote of Security Holders........... 14


                                     PART II

Item  5.      Market for Registrant's Common Stock and
                 Related Stockholder Matters................................ 15

Item  6.      Selected Financial Data....................................... 16

Item  7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation................................... 17

Item  8.      Financial Statements and Supplementary Data................... 24

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................ 53


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............ 53

Item 11.      Executive Compensation........................................ 53

Item 12.      Security Ownership of Certain Beneficial
                Owners and Management....................................... 53

Item 13.      Certain Relationships and Related Transactions................ 53


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K................................................. 54

                                     PART I


ITEM 1.           BUSINESS


                                     GENERAL

     Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"), is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's strategy has been to develop and offer a portfolio of managed health care and workers' compensation products to employer groups and individuals. The Company's broad range of managed health care services is provided through its federally qualified health maintenance organizations ("HMOs"), insurance companies, managed indemnity plans, a third-party administrative services program for employer- funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care and workers' compensation product lines are also offered.

     On October 31, 1995 the Company acquired CII Financial, Inc. ("CII"), a workers' compensation insurance holding company, for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. In conjunction with the acquisition a supplemental indenture was filed modifying CII's 7 1/2% convertible subordinated debentures (the "Debentures"). Each $1,000 in principal is now convertible into 16.921 shares of Sierra's common stock at a conversion price of $59.097 per share. CII is currently subject to the reporting requirements of the Securities Exchange Act of 1934; however, CII has initiated the process to delist the Debentures from the American Stock Exchange.

     The Company's primary types of health care coverage are HMO plans, HMO Point of Service ("POS") plans and managed indemnity plans, which include a preferred provider organization ("PPO") option. The POS products allow members to choose one of the other coverage options when medical services are required instead of one plan for the entire year.

     As of December 31, 1995, the Company provided HMO products to 141,177 members, of which approximately 31% are in the POS product, managed indemnity products to 30,984 members, Medicare supplement products to 14,607 members, and administrative services to 210,864 members. Of these members, approximately 83% reside in Nevada and the balance reside in 9 other states. The Company's diverse HMO membership includes governmental, union and commercial groups as well as individual members.

     The Company operates a mixed group/network model HMO in Nevada, and a network model HMO in Texas, as well as managed indemnity PPO plans. Most of its managed health care services in Nevada are provided through its networks of over
1,800  providers  and  16  hospitals.   These networks  include  the  Company's
multi-specialty medical group, which provides medical services to approximately 82% of the Company's Nevada HMO members and employs 133 primary care and other providers in over 17 medical specialties. The Company directly provides home health care, hospice care and behavioral health care services. In addition, the Company operates two 24-hour urgent care centers, a radiology department, a vision department, an occupational medicine department and two free-standing, state licensed and Medicare approved ambulatory surgery centers. The Company believes that this vertical integration of its health care delivery system provides a competitive advantage as it has helped it to manage health care costs effectively while delivering quality care.

     CII writes workers' compensation insurance in the states of California, Colorado, Nebraska, New Mexico and Utah. The Company has licenses in 21 states and the District of Columbia. California and Colorado represent approximately 84% and 13%, respectively, of CII's fully insured workers' compensation insurance premiums in 1995.

     The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and its telephone number is (702) 242-7000.

Managed Care Products and Services

     The Company, through its own health care delivery system, provides a comprehensive range of outpatient services encompassing most of the managed care services required by its members with the primary exceptions of acute hospital care and pharmaceutical services.

     HMO. The Company's Nevada HMO was established in 1981 and began enrolling members in southern Nevada in October 1982. As of December 31, 1995, the HMO had 137,821 members. The HMO is a mixed group/network model with most of the primary physician health care and many specialty services provided by the Company's wholly owned multi-specialty medical group. As of December 31, 1995, the Nevada HMO members were served by 133 primary care and other providers employed by the Company, approximately 1,100 additional contracted health care providers, and 16 hospitals. The Company also owns a 50% interest in an HMO in Houston, Texas. This HMO is a network model and had 3,356 members as of December 31, 1995. As of December 31, 1995 the Texas HMO members were served by approximately 800 contracted providers, and 21 hospitals. Contracted primary care physicians and specialists for the HMOs are compensated on a capitation or modified fee-for-service basis. Contracts with their primary hospitals are on a capitation or discounted per diem basis. Members receive a wide range of coverage after paying a nominal co-payment and are eligible for preventive care coverage. The HMOs do not require deductibles, co-insurance or claim forms. Within the HMO system, physicians who practice in the fields of family practice, internal medicine, pediatrics and obstetrics/gynecology provide routine and preventive medical care and are responsible for managing referrals to specialists. The HMOs also provide vision care and dental services on a capitation and modified fee-for-service basis through contractual arrangements with independent providers and the Nevada HMO's optometry group. The HMOs contract for prescription drugs with a national drug chain on a capitated basis.

     In addition to its commercial HMO plan which involves traditional HMO benefits and Point of Service benefits, the Company offers a prepaid health care program for Medicare-eligible beneficiaries called Senior Dimensions. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in the Company's service area. Federal legislation has promoted delivery of health care through HMOs to Medicare beneficiaries. Such legislation provides that the federal government will reimburse HMOs for health care services to Medicare beneficiaries in an amount equal to 95% of the Medicare payments to fee-for-service providers in a defined service area. As of December 31, 1995, approximately 25,000, or 18%, of the Company's total Nevada HMO members were enrolled in Senior Dimensions. The Senior Dimensions plan enables Medicare beneficiaries to reduce their out-of-pocket expenses and receive additional benefits not covered by Medicare.

     Managed Indemnity. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either non- contracted or contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's southern Nevada PPO network, consisting of approximately 1,600 providers and 11 hospitals. The Company contracts with PPOs and hospitals in areas other than southern Nevada to provide health care benefits to its members in such areas. All of the Company's managed indemnity products incorporate managed care components to help manage costs and to help promote the delivery of medically necessary and appropriate care to insureds. The Company is expanding into certain areas to service small groups which historically have been underserved by managed care. As of December 31, 1995, 30,984 persons were enrolled in the Company's managed indemnity plans.

     Multiple Option. The Company also offers a triple option benefit program pursuant to which covered members can elect indemnity plan coverage, PPO coverage or HMO coverage. Groups enrolled under this program receive one billing statement and receive all of their health coverage through the Company. If a member chooses to use a non-participating physician through the indemnity plan, the member is generally subject to increased deductibles and co-insurance and completion of claim forms. The PPO and HMO options operate similarly to the Company's standard PPO and HMO products. Members choose the desired option at the time of enrollment and may change options annually.

     Workers' Compensation Insurance. The Company is engaged in writing workers' compensation insurance in the states of California, Colorado, Nebraska, New Mexico and Utah primarily through independent insurance agents and brokers. The Company has licenses and has applications pending for licenses in other states. The Company will continue to expand to other states. California and Colorado represented approximately 84% and 13%, respectively, of the Company' direct written premiums in 1995. Workers' compensation is a statutory system that requires an employer to provide its employees with medical care and other specified benefits for work-related injuries, even though the injuries may have resulted from the negligence or wrongs of any person, including the employee. Employers typically purchase workers' compensation insurance to provide these benefits. The benefits payable are generally established by statute. In addition to the workers' compensation insurance, the Company provides medical management services of workers' compensation claims in the State of Nevada.

     Administrative Services. The Company's administrative services products provide, among other things, utilization review and PPO services to large employer groups that are usually self-insured. Under self- funded medical plans, an employer self-insures its health care expenses and pays for health care claims only as they are incurred. The Company offers to these employers claims processing and health care management services, whereby it acts as a third party administrator on the employers' behalf. Administrative services products enable employers to access the Company's provider network and utilization management programs and to realize savings through certain of the Company's discounted fee arrangements and medical cost containment capabilities, while allowing them to provide health benefits in accordance with their own requirements and objectives. As of December 31, 1995, approximately 117,000 persons were enrolled in the Company's administrative services plans. In January 1994, the Company began providing workers' compensation medical management services in Nevada. As of December 31, 1995, enrollment in this program was approximately 94,000.

     Other Products and Services. Among the ancillary medical services offered by the Company are outpatient surgical care, diagnostic tests and medical and surgical procedures, inpatient and outpatient laboratory tests, x-ray, CAT scans and nuclear medicine services. The Company also provides home health care services, a hospice program and mental health and substance abuse services. Home health care services are provided to members of the Company's HMO, managed indemnity and administrative services plans as well as to the general public. The staff, which is comprised of nurses, therapists, social workers and home health aides, provides skilled care to patients in their homes under the direction of physicians. The Company provides or arranges for care 24 hours a day, seven days a week. The Company's hospice program is available to all terminally ill members of the Company's HMO, managed indemnity and administrative services plans as well as to the general public. Services offered include both inpatient and home-bound support to patients for whom curative therapy is no longer indicated. Emphasis is placed on managing the patient's pain and on assisting both the patient and the family with emotional support. Home hospice services are overseen by a medical director and supported by a team comprised of registered nurses, social workers, therapists, home care aides, pastoral counselors and trained volunteers. The Company also arranges for and manages the delivery of mental health and substance abuse services, including contracting, utilization management, PPO access and marketing, direct clinical services, stress management, claims services, employee assistance program development and wellness programs. These services are provided to members of the Company's HMO, managed indemnity and administrative services plans as well as to approximately 125,000 participants from non-affiliated employer groups and an insurance company.

     Military Health Services. During 1995 the Company entered the bidding process to provide health services for military dependents and retirees in Nevada and a portion of Missouri. The Department of Defense TRICARE program, now being implemented in stages across the country, relies on managed care to improve access and provide a high-quality, consistent health care benefit. The Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") will grant a 5-year contract to provide these services to Regions 7 and 8, including a total of 17 states, sometime this spring. Sierra has teamed with 13 other organizations in a bidding consortium, and, if successful, will begin providing health care to approximately 93,000 individuals in January 1997. In addition, the Company also anticipates submitting a proposal as the prime contractor to the Office of the Civilian Health And Medical Program of the Uniformed Services ("OCHAMPUS") to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region 1. This region includes approximately 665,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, northern Virginia and Washington, D.C. The Company anticipates learning of the status of its bid by January 1, 1997.

Marketing

     The Company's marketing efforts for its managed care products involve a two-step process. The Company first makes presentations to employers and then provides information directly to employees once the employer has decided to offer the Company's products. Once a relationship with a group is established and a group agreement is negotiated and signed, the Company's marketing efforts focus on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time of their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods. Retention of employer groups and membership growth is accomplished through print advertising directed to employers and through consumer media campaigns. Media communications convey the Company's emphasis on preventive care, ready access to health care providers and quality service. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars and direct mail advertising to clients. Members' satisfaction with Company benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

     The Company's workers' compensation insurance policies are sold primarily through independent insurance agents and brokers, who may also represent other insurance companies. The Company believes that independent insurance agents and brokers choose to market the Company's insurance policies primarily because of the price the Company charges. Additional considerations include the quality of service that the Company provides and the commissions the Company pays. The Company employs full- time employees as marketing representatives to make personal contacts with agents and brokers, to maintain regular communication with them, to advise them of the Company's services and products, and to recruit additional agents and brokers. As of December 31, 1995, the Company had relationships with approximately 420 agents and 30 brokers and paid its agents and brokers commissions based on a percentage of the gross written premium produced by such agents and brokers.

Membership

Period End Membership:

                                                                     Years Ended December 31,
                                                     1995          1994         1993         1992         1991
HMO:
    Commercial..............................         116,111      106,700       89,426       82,227       76,889
    Medicare................................          25,066       19,760       15,391       13,990       12,449
Managed Indemnity...........................          30,984       24,428       29,491       29,935       34,154
Medicare Supplement.........................          14,607        8,912        4,048        1,922           --
Administrative Services.....................         210,864      144,322       58,433       58,852       40,426
    Total Membership........................         397,632      304,122      196,789      186,926      163,918


     For the years ended December 31, 1995 and 1994, the Company received approximately 23.9% and 20.6%, respectively, of its total revenues pursuant to its contract with the United States Health Care Finance Administration ("HCFA") to provide health care services to Medicare enrollees. The Company's contract with HCFA is subject to annual renewal at the election of HCFA and requires the Company to comply with federal HMO and Medicare laws and regulations and may be terminated if the Company fails to so comply. The termination of the Company's contract with HCFA would have a material adverse effect on the Company's business. In addition, there have been, and the Company expects that there will continue to be, a number of legislative proposals to limit Medicare reimbursements. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty.

     The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days' prior notice. For the fiscal year ended December 31, 1995, the Company's ten largest HMO employer groups were, in the aggregate, responsible for approximately 13% of the Company's total revenues. Although none of such employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups would, if not replaced with similar membership, have a material adverse effect upon the Company's business. The Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

     HMO and Managed Indemnity Products. A significant distinction between the Company's health care delivery system and that of many other managed care providers is the fact that approximately 82% of the Company's Nevada HMO members receive primary health care through the Company's own multi-specialty medical group. The Company makes health care available through providers employed by the multi- specialty medical group and an independently contracted network of physicians, hospitals and other providers.

     Under the Company's HMOs, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. These primary care physicians and some specialists are compensated to a limited extent on the basis of how well they coordinate appropriate medical care. The Company has a system of incentive risk arrangements and utilization management with respect to its independently contracted primary care physicians. The Company compensates its independently contracted primary care physicians and specialists by using both capitation and modified fee-
for-service payment methods. Under both the capitation and modified fee-for-service methods, an incentive risk arrangement is established for institutional services. Additional amounts may be made available to certain capitated physicians if hospital costs are less than anticipated for the Company's HMO members. For those primary care physicians receiving payments on a modified fee-for-service basis, portions of the payments otherwise due the physicians are withheld. The amounts withheld are available for payment to the physicians if, at year-end, the expenditures for both institutional and non-institutional medical services are within predetermined, contractually agreed upon ranges. It is believed that this method of incentive risk payment is advantageous to the physician, the Company and the members because all share in the benefits of managing health care costs. The Company has, however, negotiated capitation agreements with certain specialists who do not participate in the incentive risk arrangements. The Company monitors the health care utilization, including evaluation of elective surgical procedures, quality of care and financial stability of its capitated providers to facilitate access to service and to ensure member satisfaction.

     The Company also believes that it has negotiated favorable rates with its contracted hospitals. The Company's contracts with its primary hospital providers typically renew automatically with both parties granted the right to terminate after a notice period varying from between three and twelve months. Reimbursement arrangements with hospitals and other health care providers, including pharmacies, are generally negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate varies and is based on a per day of service charge for specified types of care), capitation or modified fee-for-service arrangements. To the extent possible, when negotiating non- physician provider arrangements, the Company solicits competitive bids.

     The Company provides, or negotiates discounted contracts with hospitals for the provision of, inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. The Company believes that it currently has a favorable contract with its primary southern Nevada contracted hospital, Sunrise Hospital and Medical Center. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis after December 31, 1994, of a minimum of 3% but not to exceed the lesser of the increase in the Consumer Price Index or 6%. Since a majority of the Company's southern Nevada hospital days are at Sunrise Hospital and Medical Center, this contract helps to allow the Company to manage a significant portion of its medical costs. The contract expires September 1998. The Company has negotiated a capitation arrangement with Columbia Hospital, Inc., for hospital services provided in Houston to members of the Company's Texas HMO.

     The Company utilizes two reimbursement methods for health care providers rendering services under the Company's indemnity plans. For services to members utilizing a PPO plan, the Company reimburses participating physicians on a modified fee-for-service basis which incorporates a limited fee schedule and reimburses hospitals on a per diem or discounted fee-for-service basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, the Company reimburses non-contracted physicians and hospitals at pre-established rates, less deductibles and co- insurance amounts.

     The Company also manages health care costs through its large case management program, home health care agency, 24-hour urgent care centers and its hospice which helps to minimize hospital admissions and lengths of stay. In addition, the Company educates its members on how and when to use the services of its plans and how to manage chronic disease conditions, and audits hospital bills to identify inappropriate charges.

Risk Management

     The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company's multi-specialty medical group maintains excess malpractice insurance for the providers presently employed by the group. The Company has, however, assumed the risk for the first $250,000 per malpractice case, not to exceed $1.25 million in the aggregate per contract year up to its limits of coverage. In addition, the Company requires all of its independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which the Company contracts are self-insured. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed $75,000 during the contract year and up to $2.0 million per member per lifetime. Workers' compensation claims are reinsured between $250,000 and $60,000,000 per occurrence. In the ordinary course of its business, however, the Company is subject to claims that are not insured, principally claims for punitive damages.

Information System

     The Company's information system is critical to the Company's current and future operations. The information gathered and processed by this system assists the Company in, among other things, pricing its services, monitoring utilization and other cost factors, processing provider claims, providing bills on a timely basis and identifying accounts for collection. The Company regularly modifies its information system.

Quality Assurance and Improvement

     The Company has developed programs to help ensure that the health care services provided by its HMO and managed indemnity plans meet the professional standards of care established by the medical community. The Company believes that its emphasis on quality allows it to increase and retain its members. The Company monitors and evaluates the availability and quality of the medical care rendered by the providers in its HMO and insurance plans and periodically audits selected diagnoses, problems and referrals to determine adherence to appropriate standards of medical care. In addition, the Company has medical directors who, supported by a professional medical staff, monitor the quality and appropriateness of health care by analyzing a physician's utilization of diagnostic tests, laboratory and radiology procedures, specialty referrals, prescriptions, and hospitals. Physicians and hospitals selected to provide services to the Company's members are subject to the Company's quality assurance programs including a formal credentialing process of all physicians.

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

     The Company has been denied accreditation from the National Committee on Quality Assurance (the "NCQA"). In 1995, the Nevada HMO voluntarily applied for accreditation from the NCQA with respect to its operations in southern Nevada. The Company has addressed most of the NCQA's findings and intends to reapply in 1996. The Company's multi-specialty clinic has received a full three-year accreditation from the American Association for Ambulatory Health Care -- the highest accreditation issued to ambulatory care facilities. The clinic is the only multi-specialty site in Nevada to be awarded this accreditation. Also, the

Nevada HMO, along with the Company's managed indemnity subsidiary, have received "excellent" ratings from the A.M. Best Company, an independent insurance industry rating organization. There can be no assurance, however, that the Company will receive or maintain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations will have on the Nevada HMO's competitive position in southern Nevada.

Underwriting

     HMO. The Company structures premium rates for its various health plans primarily through community rating and community rating by class method. Under the community rating method, all costs of basic benefit plans for the Company's entire membership population are aggregated. These aggregated costs are calculated on a "per member per month" basis and converted to premium rates for coverage types, such as single or family coverage. The community rating by class method is based on the same principles as community rating, except that actuarial adjustments to premium rates are made for various employer groups based on the average age and sex of their employees. All employees of an employer group are charged the same premium rate if the same coverage is selected.

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

     Workers' Compensation. Prior to insuring a particular risk, the Company reviews, among other factors, the employer's prior loss experience and premium payment history. Additionally, the Company determines whether the employer's employment classifications are among the classifications that the Company has elected to insure generally and if the amounts of the premiums for the classifications are within the Company's guidelines. The Company reviews these classifications periodically to evaluate whether they are profitable. A member of the Company's loss control department may conduct an on-site safety inspection before the Company insures the employer. The Company generally initiates this inspection for enterprises with manufacturing or construction classifications. The Company may also initiate inspections if the enterprise previously has had a high loss ratio or frequent losses. If the on-site inspection reveals hazards that can be corrected, and an agreement can be reached with the employer that these hazards will be corrected in a time frame established by the Company's Underwriting Department, the Company may issue a policy subject to corrections of those hazards. In the event the Company has issued a policy where no previous inspection has been conducted, and subsequently learns through an inspection the employer has hazards that must be corrected, the Company will request that the employer correct the hazards within a specified period of time. If these hazards are not corrected, the Company may cancel the policy for non-compliance of the hazard correction. With regard to new business, the agent or broker will usually submit the claims history on the prospective account. In those situations where the claims history is not supplied by the agent or broker, other sources (such as the prior insurer) are used to obtain the appropriate claims history if possible.

     In California, under open rating as it became effective for policyholders in 1995, the Company has subdivided many of the standard classifications. These subclassifications have been determined on the Company's perception of differences in risk exposure. As a result, different rates have been filed for each of these subclassifications. The use of these subclassifications requires more detailed information than was required prior to open rating. The Company ascertains characteristics of various employers through the use of questionnaires and telephone inquiries by underwriters. The responses are used to properly subclassify. Subclassifications are subject to verification by loss control and premium audits.

Competition

     HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. The Company's major competition in Las Vegas is from self-funded employer plans, PPO networks, other HMOs, such as Humana Care Plus and FHP, Inc., and traditional indemnity carriers, such as Blue Cross/Blue Shield. Many of the Company's competitors have substantially larger total enrollments, have greater financial resources and offer a broader range of products than the Company. Additional competitors with greater financial resources than the Company may enter the Company's market in the future. The Company believes that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. The Company depends on a large PPO network and flexible benefit plans to attract new members. Competitive pressures are expected to limit the Company's ability to increase premium rates and, to a lesser extent, to result in declining premium rates. Accordingly, the profitability of the Company will, to a large extent, depend on the Company's ability to manage the costs of providing health care benefits to its members. The inability of the Company to manage these costs may have an adverse impact on the Company's future results of operations by reducing margins. In addition, competitive pressures may also result in reduced membership levels. Any such reductions could materially affect the Company's results of operations.

     Workers' Compensation. The Company's workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. Based upon data provided by the Workers' Compensation Insurance Rating Bureau ("WCIRB"), for the year ended December 31, 1994, which is the latest data available, there were approximately 225 insurance companies writing workers' compensation insurance in California. Many of the Company's competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage, have greater financial resources and have greater distribution capability than the Company. The largest writer of workers' compensation insurance in California is the State Compensation Insurance Fund. Prior to 1995, the Company concentrated on insuring workers' compensation accounts in the small- to medium-size range. Under the current open rating environment, the Company is actively pursuing accounts of all sizes.

     In all states in which the Company is currently writing business, competition for workers' compensation insurance is primarily driven by price and secondarily by services provided to insureds and agents. In states other than California commissions are normally not a dominant competitive factor. In those other states, the National Council on Compensation Insurance ("NCCI") is usually the designated rating organization. Like the WCIRB in California, the NCCI accumulates statistical information and recommends pure loss costs to the state's Department of Insurance. As in California under the new open rating environment, the Company then adds loss cost multipliers or expense loads to derive premium rates. Rating plans in those states are more "standardized" and are usually based on plans developed by the NCCI. Unlike California, where the Company has developed subclasses, the Company will use standard classes in the other states.

Losses and Loss Adjustment Expenses

     Often, in workers' compensation insurance, several years may elapse between the occurrence of a loss and the final settlement of the loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses for insured events, including reserves for events that have occurred but have not yet been reported to the Company ("IBNR").

     When  a  claim  is  reported,  the  Company's  claims  personnel  initially establish reserves on a case-by- case basis for the estimated amount of the ultimate payment. These estimates reflect the judgment of the claims personnel based on their experience and knowledge of the nature and value of the specific type of claim and the available facts at the time of reporting as to severity of injury and initial medical prognosis. Included in these reserves are estimates of the expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. Claims personnel adjust the amount of the case reserves as the claim develops and as the facts warrant.

     IBNR reserves are established for unreported claims and loss development relating to current and prior accident years. In the event that a claim that occurred during a prior accident year was not reported until the current accident year, the case reserve for such claim typically will be established out of previously established IBNR reserves for that prior accident year.

     The Company also reviews the adequacy of its reserves with its independent actuary at the end of each quarter and considers external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors that could cause actual losses and loss adjustment expenses ("LAE") to change. The actuarial projections include a range of estimates reflecting the uncertainty of projections. Management evaluates the reserves in the aggregate, based upon the actuarial indications and makes adjustments where appropriate. The consolidated financial statements of the Company provide for reserves based on the anticipated ultimate cost of losses.

     Once an employer is insured by the Company, the Company's loss control department may assist the insured in developing and maintaining safety programs and procedures to minimize on-the-job injuries and industrial health hazards. The safety programs and procedures vary from insured to insured. The Company's loss control department may recommend to the employer that a safety committee consisting of members of the employer's management staff and its general labor force be established. The Company's loss control department may then assist the committee members in isolating safety hazards, advising the committee on how to correct the hazards and assisting the employer in establishing procedures to enforce the corrections. The Company's loss control department may also revisit the employer to determine whether the recommended corrections and procedures have been implemented. Depending upon the size, classifications, and loss experience of the employer, the Company's loss control department will periodically inspect the employer's places of business and may recommend changes that could prevent industrial accidents. In addition, severe or recurring injuries may also warrant on-site inspections. In certain instances, members of the Company's loss control department may conduct special educational training sessions for insured employees to assist in the prevention of on-the-job injuries. For example, employers engaged in manufacturing may be offered a training session on how to prevent back injuries or employers engaged in contracting may be offered a training session on general first aid and prevention of injuries that may result from specific work exposures.

Government Regulation and Recent Legislation

     HMOs and Managed Indemnity. Federal and state governments have enacted statutes extensively regulating the activities of HMOs. In addition, growing government concerns over increasing health care costs could result in new or additional state or federal legislation that could affect health care providers, including HMOs, PPOs and other health insurers. Among the areas regulated by federal and state law are the scope of benefits available to members, premium structure, procedures for review of quality assurance, enrollment requirements, the relationship between an HMO and its health care providers, licensing and financial condition.

     The Company must file periodic reports with, and is subject to periodic review and audit by, federal and state licensing authorities. The Company has HMO licenses in Nevada and Texas and is subject to regulation by the Nevada Division of Insurance, the Nevada Division of Health and the Texas Department of Insurance. The Company's health insurance subsidiary is domiciled and incorporated in California and is licensed in 23 states, with current operations in Nevada, Arizona, New Mexico, Colorado, California, Missouri and Texas. It is subject to licensing by and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's premium rate increases are subject to various state insurance department approvals. The Company's HMO and insurance subsidiaries are also required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $200,000 to $2.2 million and totalling $12.5 million at December 31, 1995. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity ranging from $200,000 to $5.2 million. The Company's Nevada HMO and health insurance subsidiaries currently maintain a home office and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada. The National Association of Insurance Commissioners ("NAIC") has recently issued proposed risk-based capital requirements for HMOs. Such proposals are being reviewed and evaluated by many organizations including professional trade organizations for HMOs, actuaries and others to determine the impact on affected entities. The proposals are subject to further review and changes and the impact to the Company cannot be accurately determined at this time. Management believes, however, that, based on the information available, the proposed regulations should not have a material adverse impact to the Company's operations.

     The Company is subject to the Federal HMO Act and the regulations promulgated thereunder. The Company's HMOs are federally qualified under this Act. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance with respect to its health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of such person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

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

     Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Sections 1320a-7(b) (the "Anti-kickback Statute") and 1395nn (the "Stark Amendments"). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Sanctions for violations of the Anti-kickback Statute and the Stark Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The Department of Health and Human Services ("HHS") has issued regulations establishing "safe harbors" with respect to the Anti-kickback Statute. The Office of the Inspector General recently proposed new rules to clarify those safe harbors. HHS has also proposed to establish certain safe harbors under the Stark Amendments. The Company believes that its business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments and the exceptions set forth therein, regardless of the availability of regulatory safe harbor protection with respect to those statutes. There can, however, be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments will not assert that the Company or certain transactions in which it is involved are in violation of those statutes and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

     Workers' Compensation. The Company is subject to extensive governmental regulation and supervision in each state in which it does business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally has its source in statutes that establish regulatory agencies and delegate to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to such matters as licensing companies; restricting the types or quality of investments; requiring triennial financial examinations and market conduct surveys of insurance companies; licensing agents; regulating aspects of a company's relationship with its agents; restricting use of some underwriting criteria; regulating rates, forms and advertising; limiting the grounds for cancellation or nonrenewal of policies, solicitation and replacement practices; and specifying what might constitute unfair practices.

     In the normal course of business, the Company and the various state agencies that regulate the activities of the Company may disagree on interpretations of laws and regulations, policy wording and disclosures, or other related issues. These disagreements, if left unresolved, could result in administrative hearings and/or litigation. The Company attempts to resolve all issues with the regulatory agencies, but is willing to litigate issues where it believes it has a strong position. The ultimate outcome of these disagreements could result in sanctions and/or penalties and fines assessed against the Company. Currently, there are no litigation matters pending with any department of insurance. During 1995, the Company was able to negotiate a settlement agreement with the California Department of Insurance regarding the application of the 7% rate reduction which was mandated by the July 1993 workers' compensation legislative reforms. Included in net earned premiums is approximately $2,000,000 representing the reduction of accrued return premiums as a result of the settlement agreement.

     Typically, states mandate participation in insurance guaranty associations, which assess solvent insurance companies in order to fund claims of policyholders of insolvent insurance companies. Under this arrangement, insurers can be assessed up to 1% (or 2% in certain states) of premiums written for workers' compensation insurance in that state each year to pay losses and LAE on covered claims of insolvent insurers. In California and certain other states, insurance companies are allowed to recoup such assessments from policyholders while several states allow an offset against premium taxes. Potential assessment expenses, net of recoupment, if any, for insolvencies are not accrued until after an insolvency has occurred since the likelihood and the amount of the assessment expense cannot be reasonably determined or estimated. In California, there have been no new assessments for insolvent workers' compensation insurance companies since 1990.

     California's Insurance Holding Company Act regulates the payment of shareholder dividends by insurance companies. To date, the workers' compensation insurance subsidiaries have not paid dividends to the Company.

     General. Besides state insurance laws, the Company is subject to general business and corporation laws, federal and state securities laws, consumer protection laws, fair credit reporting acts and other laws.

Employees

     The Company had approximately 2,300 employees on December 31, 1995. None of these employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

     The Company owns several administrative facilities in southern Nevada totalling approximately 212,000 square feet. Such facilities include an approximate 134,000 square foot six-story home office building and an approximate 43,000 square foot two-story corporate administrative headquarters. These buildings are subject to liens securing a $9.8 million loan balance from Bank of America. The Company also owns several clinical facilities in the southern Nevada area totalling approximately 309,000 square feet and consisting primarily of six medical clinics and two surgery centers. Certain clinical space is subject to a $3.2 million mortgage in favor of GE Capital Asset Management Corporation as well as a $4.7 million mortgage in favor of Key Bank of Washington. The Company leases additional office and clinical space in Nevada totalling approximately 84,000 and 52,000 square feet, respectively.

     In connection with its workers' compensation insurance subsidiary, the Company leases approximately 151,000 square feet of office space in California. The Company also leases approximately 27,000 square feet of office space in various states as needed for other regional operations, including the Texas HMO.

     The Company plans to begin construction of an approximately 59,000 square foot medical facility in Las Vegas with an estimated total cost of $7.3 million. Completion is expected in late 1996. The Company believes that current and planned clinical space will be adequate for its present needs. Additional clinical space may be required, however, if membership continues to expand.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's business or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting held on October 24, 1995, the stockholders approved a merger agreement, dated as of June 12, 1995, providing for the acquisition of CII Financial, Inc., in which each share of common stock of CII was converted into .37 of a share of common stock, par value $.005 per share, of Sierra. The Company's voting results were as follows:


                         For         Against          Abstain

                      11,487,607     63,014            66,167

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information

     The Company's common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, was listed on the American Stock Exchange since the Company's initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock on the respective exchanges for each quarter of 1995 and 1994.

         Period                                                                     High               Low

         1995
             First Quarter........................................                 $32 7/8            $27 3/8
             Second Quarter.......................................                  33 5/8             22 1/8
             Third Quarter........................................                  29                 23
             Fourth Quarter.......................................                  33 1/8             24 1/8


         1994
             First Quarter........................................                  30 3/4             22
             Second Quarter.......................................                  29                 21 1/4
             Third Quarter........................................                  28                 23 1/8
             Fourth Quarter.......................................                  33 1/2             25 5/8



Holders

     The number of record holders of Common Stock at February 29, 1996 was 338. Based upon information available to it, the Company believes there are several thousand beneficial holders of the Common Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

     The following selected consolidated financial data of Sierra Health Services, Inc., and subsidiaries (the "Company"), for the years ended December 31, 1995, 1994, 1993, 1992, and 1991 should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1995, 1994, 1993, 1992, and 1991 and for each of the five years ended December 31, 1995 has been derived from the audited Consolidated Financial Statements of the Company and has been restated to include the results of CII Financial, Inc.
("CII") for all periods presented.


                                                                               Years Ended December 31,
                                                           1995            1994          1993           1992          1991
                                                                      (Amounts in thousands, except per share data)
Statement of Operations Data:
OPERATING REVENUES:
   Medical Premiums....................................   $319,475       $269,382      $240,691       $217,624       $192,904
   Specialty Product Revenue...........................    102,807        101,287       113,714        107,229        104,997
   Professional Fees...................................     19,417         12,331        11,254         10,206         10,306
   Investment and Other Revenue........................     25,310         19,081        17,771         15,397         13,053
     Total.............................................    467,009        402,081       383,430        350,456        321,260
OPERATING EXPENSES:
   Medical Expense.....................................    245,135        200,229       178,526        166,495        147,169
   Specialty Product Expense...........................    102,859         96,600       118,868        156,042        131,160
   General, Administrative and Other...................     63,562         53,671        50,715         44,176         43,363
   Acquisition and Integration Expenses ...............     11,614
     Total.............................................    423,170        350,500       348,109        366,713        321,692
OPERATING INCOME (LOSS) ...............................     43,839         51,581        35,321        (16,257)          (432)
OTHER INCOME (EXPENSE):
   Minority Interests .................................      2,471           (113)         (179)          (249)           134
   Interest Expense and Other, Net.....................     (6,208)        (6,288)       (4,258)        (4,641)        (1,772)
   Litigation Settlement...............................                                                   (784)        (1,500)
     Total.............................................     (3,737)        (6,401)       (4,437)        (5,674)        (3,138)
Income (Loss) from Continuing Operations
     Before Income Taxes ..............................     40,102         45,180        30,884        (21,931)        (3,570)
Provision for Income Taxes.............................     12,198          8,236         8,435          7,045          1,880
Income (Loss) from Continuing Operations...............     27,904         36,944        22,449        (28,976)        (5,450)
Loss from Discontinued Operations .....................     (6,600)        (2,501)         (404)
Extraordinary Gain ....................................                                                    457
Cumulative Effect (through December 31,
   1992) on Prior Years of Adopting
   Statement of Financial Accounting Standard
   No. 109 "Accounting for Income Taxes"
   ("FAS 109").........................................                                   5,250

NET INCOME (LOSS)......................................   $ 21,304      $  34,443     $  27,295      $( 28,519)     $  (5,450)

EARNINGS PER COMMON SHARE
   Income (Loss) from Continuing Operations
     Per Share ........................................      $1.60          $2.36         $1.50        $ (1.98)         $(.38)
   Loss Per Share from Discontinued
     Operations .......................................       (.38)          (.16)         (.02)
   Extraordinary Gain Per Share .......................                                                    .03
   Cumulative Effect of Adopting FAS 109. .............                                     .35
   Net Income (Loss) Per Share ........................      $1.22          $2.20         $1.83        $ (1.95)        $( .38)

   Weighted Average Number of Common
     Shares Outstanding ...............................     17,414         15,678        14,939         14,601         14,407


                                                                                           December 31,
                                                           1995            1994           1993           1992           1991
                                                                                 (Amounts in Thousands)
Balance Sheet Data:

  Working Capital ...................................    $ 18,157        $ 71,337       $ 21,323       $ 10,578       $ 59,462
  Total Assets.......................................     575,146         535,487        445,510        373,848        333,674
  Long-term Debt (Net of Current Maturities).........      71,257          75,209         72,802         64,461         64,568
  Cash Dividends Per Common Share....................        NONE            NONE           NONE           NONE           NONE
  Stockholders' Equity...............................     207,715         168,157         84,708         54,380         78,441





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto. Any forward looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this 1995 Annual Report on Form 10-K should be considered in connection with certain cautionary statements detailed in a Form 8-K filing dated March 4, 1996. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Acquisition

     On October 31, 1995, the Company acquired CII Financial, Inc., a workers' compensation insurance holding company, for approximately $76.3 million of common stock, in a transaction accounted for as a pooling of interests. The information contained in this discussion and analysis has been restated to include the results of CII for all periods presented.

Overview

     The Company derives revenues from its health maintenance organization ("HMO"), managed indemnity and workers' compensation insurance subsidiaries. To a lesser extent, the Company also derives additional specialty product revenues from non-HMO and insurance products (consisting of fees for workers' compensation administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services to non-members and co-payment fees received from members), and investment and other revenue. Medical premium revenues accounted for approximately 68.4%, 67.0%, and 62.8% of the Company's total revenues for 1995, 1994 and 1993, respectively. Continued medical premium revenue growth is principally dependent upon continued enrollment in the Company's products and upon competitive and regulatory factors which are expected to limit the Company's ability to implement annual premium rate increases.

     The Company's principal expenses consist of medical expenses, specialty product expenses, and general and administrative expenses. Medical expenses represent the aggregate expenses of operating the Company's multi-specialty medical group and other provider subsidiaries as well as capitation fees and other fee-for-service payments paid to contracted physicians, hospitals and other health care providers. As a provider of managed care services, the Company seeks to manage medical expenses by employing or contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, by monitoring and managing utilization of physicians and hospital services and by providing incentives to use cost-effective providers. Specialty product expenses primarily consist of losses and loss adjustment expenses, and underwriting expenses associated with the Company's workers' compensation insurance subsidiaries. General, administrative and other expenses generally represent operational costs other than those associated with the delivery of health care services and specialty product services.

     In connection with the merger of CII, the Company recorded acquisition and integration expenses of $11.6 million. Within two months of the combination, approximately two-thirds of the costs had been paid or otherwise charged against the associated accrual.

     The acquisition and integration expenses represent the costs of acquiring and consolidating CII's administrative functions and information systems as well as positioning the Company to begin implementing managed care techniques in workers' compensation. These costs include: $6.4 million in professional fees, $1.7 million for the write-off of certain redundant hardware and software, $1.3 million for the cancellation of certain contractual obligations and other settlement costs, $900,000 for transition and severance-related payments, and $1.3 million for other integration costs.

Results of Operations

     The following table sets forth selected operating data as a percentage of revenues for the periods indicated:


                                                                            Years Ended December 31,
                                                                     1995              1994             1993
OPERATING REVENUES:
     Medical Premiums........................................         68.4%            67.0%             62.8%
     Specialty Product Revenue...............................         22.0             25.2              29.7
     Professional Fees.......................................          4.2              3.1               2.9
     Investment and Other Revenue............................          5.4              4.7               4.6
        Total................................................        100.0            100.0             100.0

OPERATING EXPENSES:
     Medical Expense.........................................         52.5             49.8              46.6
     Specialty Product Expense...............................         22.0             24.0              31.0
     General, Administrative and Other.......................         13.6             13.4              13.2
     Acquisition and Integration Expense ...................           2.5
        Total...............................................          90.6             87.2              90.8

OPERATING INCOME ...........................................           9.4             12.8               9.2

OTHER INCOME (EXPENSE):
     Minority Interests ....................................           0.5                               (0.1)
     Interest Expense and Other, Net........................          (1.3)           ( 1.6)             (1.1)
        Total...............................................          (0.8)            (1.6)             (1.2)

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...................................           8.6             11.2               8.0

PROVISION FOR INCOME TAXES..................................           2.6              2.0               2.2

INCOME FROM CONTINUING OPERATIONS ..........................           6.0              9.2               5.8

NET OPERATING LOSS ON DISCONTINUED
   OPERATIONS  .............................................           (.4)             (.6)              (.1)

NET LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS .................................          (1.0)

CUMULATIVE EFFECT OF
   ADOPTING FAS 109 ......................................                                                1.4

NET INCOME..................................................           4.6%             8.6%              7.1%

1995 Compared to 1994

     The Company's total operating revenues for 1995 increased 16.1% to $467.0 million from $402.1 million for 1994. The increase was primarily due to medical premium revenue increases of approximately $50.1 million, or 18.6% from the Company's HMO and managed indemnity insurance subsidiaries. Such premium growth resulted principally from a 12.5% increase in member months (the number of months of each year that an individual is enrolled in a plan). The Company experienced an overall rate increase for its Medicare members due to an approximate 7.5% increase in its capitation rate established by the Health Care Financing Administration ("HCFA"). Additionally, the Company realized minimal rate changes for the HMO subsidiary's commercial groups and managed indemnity insurance subsidiary. The Company's specialty product revenue increased slightly to $102.8 million in 1995 from $101.3 million in 1994. Specialty product revenue increased by $1.7 million in Nevada and $2.0 million in all other states excluding California. Such increases were offset by a $2.2 million decrease in the amount of specialty product revenue earned in California. The decrease in California specialty product revenues is primarily due to the abolishment of minimum premium rates in the California workers' compensation market and the commencement of open rating effective January 1, 1995, as well as a 16% rate decrease which had occurred October 1, 1994. Professional fees increased by $7.1 million, or 57.5% over 1994 due principally to the opening of three new medical clinics (one in the latter part of 1994 and two in 1995), a new surgery center, and the acquisition of a medical facility. Investment and other revenue increased $6.2 million, or 32.6%, primarily due to increased investment balances from the Company's common stock offering completed in October 1994.

     Total medical expenses increased by approximately $44.9 million in 1995 compared to 1994. This 22.4% increase resulted from the consolidated member month growth discussed above, as well as the clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of total members, increased the Company's medical loss ratio to 72.3% for the twelve months ended December 31, 1995, from 71.1% for the comparable twelve months in 1994. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium revenue received. Specialty product expenses increased by 6.5% over 1994. This increase is primarily the result of a higher loss ratio in 1995 due to the decrease in premium rates discussed above, offset in part by favorable development during 1995 in reserves for prior accident years. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future. See Note 6 of Notes to Consolidated Financial Statements.

     General, administrative and other ("G&A") costs increased 18.4% to $63.6 million for the twelve months ended December 31, 1995 compared to the twelve months ended December 31, 1994. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1995 increased to 13.6% from 13.3% during the comparable period in 1994. Excluding the operations of HMO Texas, however, G&A as a percentage of revenue for 1995 decreased to 12.6%. Of the $9.9 million increase in G&A, approximately $4.8 million was due to the HMO Texas operations. Additional increases include $3.2 million of compensation costs primarily resulting from additional employees supporting expanded services, and $1.6 million in additional marketing and related fees.

     The Company's effective income tax rate for the year ended December 31, 1995, was 30.4% compared to 18.2% for the year ended 1994. This change is primarily due to the non-deductibility of a significant portion of the merger costs incurred in 1995 and a $4.0 million tax benefit recorded as part of the 1994 provision as a result of a reduction of the deferred tax valuation allowance. See Note 8 of Notes to Consolidated Financial statements.

     During 1995, CII sold its interest in an unprofitable subsidiary for approximately $1 million in cash and securities. This disposal resulted in a loss on discontinued operations, net of tax effects, of $6.6 million in 1995 compared to losses of $2.5 million from the discontinued operations in 1994.

     Net income for 1995 decreased to $21.3 million, from $34.4 million in 1994. This decrease is primarily due to the non-recurring items previously discussed, discontinued operations, merger and integration expenses, and the change in the deferred tax valuation allowance. Excluding non-recurring items and the related tax effects, income from ongoing operations for 1995 increased 11.9% to $36.8 million from $32.9 million in 1994.


1994 Compared to 1993

     The Company's total operating revenues for 1994 increased 4.9%, to $402.1 million from $383.4 million for 1993. The increase was primarily due to medical premium revenue increases of approximately $28.7 million, or 11.9%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium growth resulted principally from an 11.3% increase in member months. The Company realized minimal rate changes for the HMO subsidiaries' commercial groups, and a slight rate increase by the Company's managed indemnity insurance subsidiary. Additionally, the Company experienced an overall rate reduction for its Medicare members due to an approximate 1.8% decrease in its capitation rate established by HCFA. Also, some Medicare members transferred to the Company's lower-priced Medicare plans. The $12.4 million decrease in specialty product revenues was due to an $18.8 million decrease in workers' compensation premiums. This decrease was a result of mandatory premium rate reductions and certain marketing limitations which included regulatory restrictions on certain subsidiaries' ability to pay policyholder dividends. This decrease was partially offset by a $6.4 million increase associated with a new contract, effective January 1994, to provide managed care utilization review services to Nevadans under a state insured workers' compensation medical management program.

     Total medical expenses increased by approximately $21.7 million in 1994 compared to 1993. This 12.2% increase resulted from the consolidated member month growth discussed above, along with inflationary and other medical cost increases approximating .9%. These factors slightly increased the Company's medical loss ratio to 71.1% for the twelve months ended December 31, 1994, from 70.9% for the comparable twelve months in 1993. Specialty product expenses decreased $22.3 million from 1993. This decrease was primarily the result of a decrease in the specialty product revenue noted above as well as a reduced loss ratio for the 1994 accident year and favorable development of prior accident years. These decreases were offset in part by a $5.8 million increase in the new workers' compensation medical management contract discussed above. Such additional costs include utilization review and other administrative services.

     G&A costs increased 5.8% to $53.7 million for the twelve months ended December 31, 1994, compared to the twelve months ended December 31, 1993. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1994 increased only slightly to 13.3%, which is comparable to the 1993 rate of 13.2%. Compensation costs increased approximately $2.4 million primarily resulting from additional employees supporting expanded services. Depreciation expense increased approximately $1.2 million primarily due to the Company's newly constructed home office, regional home office and administrative headquarters which were occupied late in the fourth quarter 1993. Additionally, interest expense increased approximately $2.0 million principally due to new mortgage financing on certain Company-owned facilities.

     The Company's effective federal income tax rate for the year ended December 31, 1994 was 18.2% compared to 27.3% for the year ended 1993. This change in the tax rate was primarily due to a $4.0 million tax benefit recorded as part of the 1994 provision as a result of a reduction of the deferred tax valuation allowance. In addition, the change in the valuation allowance was offset in part due to the "Omnibus Budget Reconciliation Act of 1993" (the "Act") passed by Congress during the third quarter of 1993. Certain provisions of the Act increased the statutory federal income tax rate to 35% from 34% and disallowed some previously deductible items.

     Net income for 1994 increased 26.0% to $34.4 million from $27.3 million in 1993. The $7.1 million increase was primarily due to increased operating revenues, a reduction in specialty product expenses, and a decrease in the effective federal income tax rate, partially offset by additional interest expense.

Inflation

     Health care costs generally continue to rise at a faster rate than the Consumer Price Index. The Company has been able to lessen somewhat the impact of inflation by managing medical costs. There can be no assurance, however, that, in the future, the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and non-restricted securities increased by $23.9 million to $364.3 million at December 31, 1995, from $340.4 million at December 31, 1994. At December 31, 1995, the Company had working capital of $18.2 million. The primary source of cash received during the year ended December 31, 1995, was generated from operations.

     The Company's cash flow from operating activities during the twelve months ended December 31, 1995 resulted primarily from $27.9 million of net income from continuing operations, $9.5 million in depreciation and amortization, offset by cash used by discontinued operations of $2.7 million and a $200,000 net change in operating assets and liabilities, excluding cash and cash equivalents. The decrease in cash from fluctuations in such operating assets and liabilities is principally due to increases in other assets and accounts receivable, as well as changes in minority interests and losses and loss adjustment expense reserves. These decreases in cash were offset by increases in other liabilities and medical claims payable, as well as a decrease in reinsurance recoverable.

     In 1995 the Company spent $11.0 million on the acquisition of a medical facility and $20.5 million in capital expenditures. Capital expenditures were primarily for new facilities as well as the expansion of existing medical facilities and include the construction costs of a 28,000 square foot outpatient surgical facility in Las Vegas, medical equipment for the surgery center as well as equipment for two new leased medical facilities opened in 1995, and land purchased to build a medical facility in 1996. Such facilities accounted for $10.8 million of the total capital expenditures. Other capital expenditures were primarily for business expansion of the HMO and insurance operations, along with general corporate expansion. In addition, the Company reduced debt obligations by $11.9 million in 1995. Most of this debt reduction was a result of the Company paying off debt acquired in acquisitions or mergers which had terms and interest rates less favorable than those currently available to the Company. These cash out flows were partially offset by a decrease of $15.7 million in financed premiums receivable, as well as $3.8 million received in connection with the purchase of stock through the Company's stock plans.

     In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. Unamortized issuance costs of $1,216,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. The Debentures are general unsecured obligations of CII only and were not guaranteed by Sierra.

     The Company has a 1996 capital budget of approximately $25.0 million, primarily for the construction of a new 59,000 square-foot medical facility, computer hardware and software, furniture and equipment, and other requirements due to the Company's projected growth and expansion. Completion of the medical facility is expected in late 1996 at an estimated cost of $7.3 million. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above to support growing membership in Nevada, as well as debt service and expansion of the Company's operations. The Company believes that existing working capital, operating cash flow and, if necessary, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $12.5 million and $9.4 million, as of December 31, 1995 and December 31, 1994, respectively. The HMO and insurance subsidiaries also meet requirements to maintain minimum stockholder's equity ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at December 31, 1995, $44.8 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its HMO or insurance subsidiaries that would cause violation of statutory net worth and reserve requirements.

     In July 1995, the Company renewed its unsecured line of credit from PriMerit Bank, F.S.B. for an additional one year term at an interest rate of prime plus 1% and increased the available amount to $10.0 million. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

Health Care Reform

     Numerous proposals relating to health care and insurance reform have been and may continue to be introduced in the United States Congress and in state legislatures. At this time, the Company cannot determine which legislation, if any, will be enacted or what effect such legislation may have on the Company.

New Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which would indicate that the carrying value may not be recoverable. The adoption of FAS 121 had no effect on the consolidated financial statements.

     In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") was issued. FAS 123 is effective for fiscal years that begin after December 15, 1995. When the Company adopts FAS 123 in 1996, the Company intends to continue to account for stock-based compensation in accordance with APB Opinion 25 as permitted by FAS
123. The additional information required by FAS 123 will be provided in a note to the consolidated financial statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page

Management Report on Consolidated Financial Statements...................... 25
Independent Auditors' Report................................................ 26
Consolidated Balance Sheets at December 31, 1995 and 1994................... 27
Consolidated Statements of Operations for the Years Ended
   December 31, 1995, 1994, and 1993........................................ 29
Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1995, 1994, and 1993.................... 30
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994, and 1993........................................ 31
Notes to Consolidated Financial Statements.................................. 32

             MANAGEMENT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS


The management of Sierra Health Services, Inc., is responsible for the integrity and objectivity of the accompanying Consolidated Financial Statements. The statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and are not misstated due to fraud or material error. The statements include some amounts that are based upon the Company's best estimates and judgment.

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 1995, such systems and controls were adequate to meet the objectives discussed herein.

The accompanying Consolidated Financial Statements have been audited by independent certified public accountants, whose audits thereof were made in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent necessary to design audit procedures aimed at gathering sufficient evidence to provide a reasonable basis for their opinion on the fairness of presentation of the Consolidated Financial Statements taken as a whole.

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





Anthony M. Marlon, M.D.
Chairman  and
     Chief Executive Officer




James L. Starr
Vice President,
     Chief Financial Officer and
     Treasurer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sierra Health Services, Inc.:

We have audited the consolidated balance sheets of Sierra Health Services, Inc., and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at Item 14
(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the merger of Sierra Health Services, Inc., and its subsidiaries, and CII Financial, Inc., and its subsidiaries, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of CII Financial, Inc., and its subsidiaries, as of December 31, 1994, or the related statements of operations, stockholders' equity, and cash flows of CII Financial, Inc., and its subsidiaries, for the years ended December 31, 1994 and 1993, which statements reflect total assets of $306,987,000 as of December 31, 1994, and total revenues of $106,280,000 and $125,353,000 for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CII Financial, Inc., and its subsidiaries, for 1994 and 1993, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 28, 1996

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994


                                     ASSETS


                                                                                         1995                 1994
CURRENT ASSETS:
    Cash and Cash  Equivalents.............................................          $ 57,044,000         $  38,045,000
    Short-term Securities..................................................            72,579,000           122,427,000
    Accounts Receivable (Less:  Allowance for Doubtful
        Accounts 1995 - $5,000,000; 1994 - $4,656,000).....................            21,723,000            21,604,000
    Financed Premiums Receivable ..........................................                                  15,576,000
    Prepaid Expenses and Other Assets......................................            24,071,000            21,358,000
        Total Current Assets...............................................           175,417,000           219,010,000


LAND, BUILDING AND EQUIPMENT...............................................           122,725,000            94,737,000
    Less-Accumulated Depreciation..........................................            31,549,000            24,639,000
        Land, Building and Equipment--  Net................................            91,176,000            70,098,000


OTHER ASSETS:
    Long-term Securities...................................................           234,698,000           179,973,000
    Restricted Cash and Securities.........................................            12,482,000             9,448,000
    Reinsurance Recoverable, Net of Current Portion........................            24,952,000            28,301,000
    Other..................................................................            36,421,000            28,657,000
        Total Other Assets.................................................           308,553,000           246,379,000

TOTAL ASSETS...............................................................          $575,146,000          $535,487,000


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            1995                  1994

CURRENT LIABILITIES:
    Accrued Liabilities.......................................................          $ 21,576,000        $   9,632,000
    Accrued Payroll and Taxes.................................................            14,174,000           19,321,000
    Medical Claims Payable....................................................            37,463,000           31,122,000
    Current Portion of Reserve for
         Losses and Loss Adjustment Expense ..................................            54,679,000           57,842,000
    Unearned Premium Revenue..................................................            22,260,000           19,577,000
    Current Portion of Long-term Debt.........................................             7,108,000           10,179,000
         Total Current Liabilities............................................           157,260,000          147,673,000

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion) ...........................           127,639,000          133,120,000
LONG-TERM DEBT (Less Current Portion) ........................................            71,257,000           75,209,000
OTHER LIABILITIES ............................................................            11,275,000           11,328,000

TOTAL LIABILITIES.............................................................           367,431,000          367,330,000


STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 40,000,000
         Shares Authorized; Shares Issued:  1995 --
         17,677,000; 1994-- 17,336,000........................................                88,000               87,000
    Additional Paid-in Capital................................................           147,240,000          141,398,000
    Treasury Stock; 1995 and 1994 - 100,200
         Common Shares........................................................              (130,000)            (130,000)
    Unrealized Holding Gain (Loss) on
         Available-for-sale Securities........................................             9,659,000           (2,752,000)
    Retained Earnings.........................................................            50,858,000           29,554,000
         Total Stockholders' Equity...........................................           207,715,000          168,157,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................          $575,146,000         $535,487,000




        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1994 and 1993


                                                                             1995                1994                 1993
OPERATING REVENUES:
     Medical Premiums.........................................             $319,475,000        $269,382,000        $240,691,000
     Specialty Product Revenue................................              102,807,000         101,287,000         113,714,000
     Professional Fees........................................               19,417,000          12,331,000          11,254,000
     Investment and Other Revenue.............................               25,310,000          19,081,000          17,771,000
        Total.................................................              467,009,000         402,081,000         383,430,000

OPERATING EXPENSES:
     Medical Expense..........................................              245,135,000         200,229,000         178,526,000
     Specialty Product Expense................................              102,859,000          96,600,000         118,868,000
     General, Administrative and Other........................               63,562,000          53,671,000          50,715,000
     Acquisition and Integration Expense  ....................               11,614,000
        Total.................................................              423,170,000         350,500,000         348,109,000

OPERATING INCOME..............................................               43,839,000          51,581,000          35,321,000

OTHER INCOME (EXPENSE):
     Minority Interests                                                       2,471,000            (113,000)           (179,000)
     Interest Expense and Other, Net..........................               (6,208,000)         (6,288,000)         (4,258,000)
        Total.................................................               (3,737,000)         (6,401,000)         (4,437,000)

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .....................................               40,102,000          45,180,000          30,884,000

PROVISION FOR INCOME TAXES....................................               12,198,000           8,236,000           8,435,000

INCOME FROM CONTINUING OPERATIONS.............................               27,904,000          36,944,000          22,449,000

NET OPERATING LOSS ON
     DISCONTINUED OPERATIONS .................................               (2,010,000)         (2,501,000)           (404,000)

NET LOSS ON DISPOSAL OF
     DISCONTINUED OPERATIONS .................................               (4,590,000)

CUMULATIVE EFFECT ON PRIOR YEARS of Adopting
     Statement of Financial Accounting Standard No. 109 --
     "Accounting for Income Taxes" ("FAS 109") ...............                                                        5,250,000

NET INCOME....................................................             $ 21,304,000        $ 34,443,000        $ 27,295,000

EARNINGS PER SHARE
     Income from Continuing Operations .......................                    $1.60               $2.36               $1.50
     Net Operating Loss on Discontinued Operations ...........                     (.12)               (.16)               (.02)
     Net Loss on Disposal of Discontinued Operations .........                     (.26)
     Cumulative Effect on Prior Years of
       Adopting FAS 109 ......................................                                                              .35
     Earnings Per Common Share................................                    $1.22               $2.20               $1.83


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                                        Unrealized
                                                                                         (Loss)
                                                                                        Gain on        Retained
                                                         Additional                     Available-     Earnings            Total
                                  Common Stock         Paid- In         Treasury       for-Sale      (Accumulated       Stockholders
                               Shares       Amount       Capital          Stock        Securities       Deficit)           Equity
                              --------     --------   -------------    -----------   -------------   -------------     -------------


BALANCE, JANUARY 1,
    1993......................  14,930,000  $74,000     $87,211,000     $(130,000)    $(591,000)    $(32,184,000)        $54,380,000
  Issuance of Common
    Stock in Connection
    with Stock Plans..........     193,000    1,000       2,290,000                                                        2,291,000
  Shares Repurchased
    and Retired ..............                               (3,000)                                                         (3,000)
  Unrealized Holding
    Gain on Available-
    for-sale Securities,
    Net ......................                                                          482,000                              482,000
  Income Tax Benefit
    Realized Upon
    Exercise of
    Stock Options.............                              263,000                                                          263,000
  Net Income..................                                                                        27,295,000          27,295,000
                                   -------  -------        --------      --------       -------       ----------          ----------
BALANCE, DECEMBER 31,
    1993......................  15,123,000   75,000      89,761,000      (130,000)     (109,000)     ( 4,889,000)         84,708,000
  Issuance of Common
    Stock in Connection
    with Stock Plans..........     413,000    3,000       5,112,000                                                        5,115,000
  Issuance of Common
    Stock in Connection
    with Public Offering,
    Net.......................   1,800,000    9,000      44,570,000                                                       44,579,000
  Income Tax Benefit
    Realized Upon Exercise
    of Stock Options..........                            1,955,000                                                        1,955,000
  Unrealized Holding
    Loss on Available-
    for-sale Securities,
    Net.......................                                                       (2,643,000)                         (2,643,000)
  Net Income..................                                                                        34,443,000          34,443,000
                                   -------  -------         -------       -------       -------       ----------          ----------
BALANCE, DECEMBER 31,
    1994......................  17,336,000   87,000     141,398,000      (130,000)   (2,752,000)      29,554,000         168,157,000
  Issuance of Common
    Stock in Connection
    with Stock Plans..........     304,000    1,000       4,297,000                                                        4,298,000
  Issuance of Stock
    in Connection with
    Acquisition ..............      37,000                   87,000                                                           87,000
  Income Tax Benefit
    Realized Upon
    Exercise of Stock
    Options...................                            1,458,000                                                        1,458,000
  Unrealized Holding
    Gain on Available-
    for-sale Securities,
    Net.......................                                                       12,411,000       12,411,000
  Net Income..................                                                                        21,304,000          21,304,000
                                   -------  -------         -------       -------       -------       ----------          ----------
BALANCE, DECEMBER 31,
    1995......................  17,677,000  $88,000    $147,240,000     $(130,000)   $9,659,000      $50,858,000        $207,715,000
                                ==========  =======    ============     =========    ==========      ===========        ============

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                   1995              1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ..........................................................     $21,304,000      $34,443,000        $27,295,000
      Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
         Loss on Discontinued Operations ..................................       6,600,000        2,501,000            404,000
         Cumulative Effect of Accounting Change ...........................                                          (5,250,000)
         Depreciation and Amortization.....................................       9,505,000        8,300,000          6,340,000
         Provision for Doubtful Accounts...................................       1,694,000        2,156,000            676,000
      Change in Assets and Liabilities, Net of
         Effects from Acquisitions:
          Other Assets.....................................................       (7,542,000)      (2,314,000)         (923,000)
          Reinsurance Recoverable .........................................        3,349,000       (3,366,000)       (5,321,000)
          Reserve for Losses and Loss Adjustment Expense ..................       (5,481,000)      (6,548,000)       15,264,000
          Other Liabilities ...............................................        1,665,000                            (42,000)
          Minority Interests...............................................       (2,606,000)         511,000           (78,000)
          Accounts Receivable..............................................         (923,000)       3,837,000        (2,990,000)
          Other Current Assets.............................................       (2,434,000)       1,341,000        (2,808,000)
          Medical Claims Payable...........................................        6,341,000        3,858,000         1,532,000
          Other Current Liabilities........................................        5,709,000        4,743,000        13,582,000
      Net  Cash Provided by Continuing Operations .........................       37,181,000       49,462,000        47,681,000
      Net Cash Used by Discontinued Operations ............................       (2,651,000)      (2,875,000)       (2,625,000)
          Net Cash Provided by Operating Activities .......................       34,530,000       46,587,000        45,056,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures.................................................      (20,522,000)     (12,383,000)      (32,506,000)
      Land, Building and Equipment Dispositions, Net.......................          725,000          475,000           689,000
      Decrease (Increase) in Short-term Securities.........................       60,836,000      (78,201,000)       (5,630,000)
      Increase in Restricted Cash and Securities...........................       (3,001,000)      (1,266,000)       (1,434,000)
      Increase in Long-term Securities.....................................      (52,723,000)      (2,816,000)      (11,878,000)
      Decrease (Increase) in Financed Premium Receivable ..................       15,676,000       (2,810,000)       (1,095,000)
      Acquisitions, Net of Cash Acquired...................................      (11,023,000)      (4,000,000)
          Net Cash Used for Investing Activities...........................      (10,032,000)    (101,001,000)      (51,854,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing....................................        2,625,000        8,000,000        14,000,000
      Payments on Debt and Capital Leases..................................      (11,931,000)      (8,735,000)       (1,533,000)
      Proceeds from Issuance of Common Stock...............................                        44,579,000
      Exercise of Stock in Connection with Stock Plans.....................        3,807,000        4,385,000         1,435,000
          Net Cash (Used for) Provided by Financing Activities.............       (5,499,000)      48,229,000        13,902,000

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS.................................................       18,999,000       (6,185,000)        7,104,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................       38,045,000       44,230,000        37,126,000

CASH AND CASH EQUIVALENTS AT END OF YEAR...................................      $57,044,000     $ 38,045,000       $44,230,000

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


1.   DESCRIPTION OF BUSINESS

     Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"). The Company is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's broad range of managed health care services is provided through its HMO, managed indemnity plans, a third-party administrative services program for employer-funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

     Acquisitions. On October 31, 1995, the Company issued approximately 2.7 million shares of its common stock in exchange for all of the outstanding common stock of CII Financial, Inc., and subsidiaries ("CII"). In addition, all outstanding CII options were converted into options to purchase up to approximately 540,000 shares of the Company's common stock. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CII for all periods prior to the merger.

     Separate results of operations, excluding merger costs, for the periods prior to the merger with CII are as follows:

                                                Ten months
                                                ended                  Twelve months ended December 31,
                                              October 31, 1995              1994                      1993
     Revenues:
         Sierra ....................            $291,917,000              $295,801,000              $258,077,000
         CII .......................              86,619,000               106,280,000               125,353,000
     Combined.......................            $378,536,000              $402,081,000              $383,430,000

     Net Income:
         Sierra ....................            $ 23,941,000              $ 22,204,000              $ 17,443,000
         CII .......................                 708,000                12,239,000                 9,852,000
     Combined ......................            $ 24,649,000              $ 34,443,000              $ 27,295,000


     In connection with the merger and integration of CII, $11.6 million of costs and expenses ($9.7 million after tax, or $0.56 per share) were incurred and have been charged to expense in the fourth quarter of 1995. These costs include $6.4 million in professional fees, $1.7 million for the write-off of certain redundant hardware and software, $1.3 million for the cancellation of certain contractual obligations and other settlement costs, $.9 million related to transition and severance-related payments, and $1.3 million for other integration costs.

     On October 1, 1995, the Company acquired a medical facility along with its related entities which include real estate and a preferred provider network. The medical facility and network serve southern Nevada and parts of Arizona. The purchase price was approximately $11.1 million which was paid in cash. The acquisition resulted in goodwill of approximately $4.9 million.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's wholly owned subsidiaries include Health Plan of Nevada, Inc. ("HPN"), a health maintenance organization, Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company, Southwest Medical Associates, Inc. ("SMA"), a multispecialty medical group, CII Financial, Inc. ("CII"), a holding company primarily engaged in writing workers' compensation insurance through its wholly owned subsidiaries, a home health care agency, a hospice, an administrative services company, a company that provides and manages mental health and substance abuse services, and others, including a company which has an interest in a building partnership. In addition, Sierra manages HMO Texas L.C. ("HMO Texas"), a health maintenance organization which was licensed in February 1995 in the state of Texas. Sierra owns 50% of the membership units in HMO Texas. Under the terms of the ownership agreement Sierra currently has a 51% voting interest in HMO Texas and has a majority of the Board seats. Such agreements provide for Sierra to control all decisions in the ordinary course of business. HMO Texas has an agreement with a key employee, however, where he may be granted up to a 5% equity interest in HMO Texas, if certain employment requirements are fulfilled in the future. The remaining interests of HMO Texas and the other partners in the building partnership are reflected as Minority Interests in the accompanying Consolidated Balance Sheets.

     Medical Premium Revenue. Non-Medicare member enrollment is represented principally by employer groups. Medical premiums are billed to each employer group in accordance with negotiated contracts, and such premium revenue is recognized when earned. Unearned premium revenue includes payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN commercial and SHL indemnity premiums. HPN offers a prepaid health care program to Medicare recipients. Revenues associated with these Medicare recipients were approximately $111,584,000, $82,792,000, and $70,323,000 in
1995, 1994 and 1993, respectively.

     Specialty Product Revenue. These revenues consist primarily of workers' compensation premiums and other fees received for certain administrative services. Premiums are calculated by formula such that the premium written is earned pro rata over the term of the policy. Also included in specialty product revenues are administrative services and certain ancillary product revenues. Such revenues are recognized in the period in which the service is performed or the period that coverage for services is provided. Premiums written in excess of premiums earned are recorded as an unearned premium revenue liability. Premiums earned include an estimate for earned but unbilled premiums.

     Professional Fees. Revenue for professional services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates net of provisions for estimated contractual and charitable allowances.

     Health Care Costs. Sierra contracts with hospitals, physicians and other providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not reported. Losses on specific contracts, if any, are accrued when measurable.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     Specialty Product Expense. This expense consists primarily of losses and loss adjustment expense and policy acquisition costs associated with issued workers' compensation policies. Losses and loss adjustment expense is based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Policy acquisition costs consist of commissions, premium taxes, and other underwriting costs, which are directly related to the production and retention of new and renewal business and are deferred and amortized as the related premiums are earned. Should it be determined that future policy revenues and earnings on invested funds relating to existing insurance contracts will not be adequate to cover related costs and expenses, deferred costs are expensed. Also included in specialty product expense are costs associated with administrative services and certain ancillary products. These costs are recorded when incurred.

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

     Restricted Cash and Securities. Certain subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company and its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements.

     Land, Building and Equipment. Land, building and equipment are stated at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

          Buildings and Improvements                     30 years
          Leasehold Improvements                         3 - 10 years
          Furniture, Fixtures and Equipment              3 - 5 years


     Medical Claims Payable. Medical claims payable includes the estimated cost for unpaid claims for which health care services have been provided to enrollees and a provision of the estimated costs for claims that have occurred but have not been reported.

     Reserve For Losses and Loss Adjustment Expense ("LAE"). The liability for losses and LAE consists of estimated costs of each unpaid claim reported prior to the close of the accounting period, as well as those incurred but not yet reported. The methods for establishing and reviewing such liabilities are continually reviewed and adjustments are reflected in current operations.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     Unearned Premium Revenue Liability. This liability consists of the prepaid premium and specialty product revenues. These prepayments are recorded as revenue in the period in which the services are performed or the period that coverage for services is provided.

     Earnings Per Share. Earnings per common share for the years ended December 31, 1995, 1994 and 1993 have been calculated using the weighted average number of common shares outstanding of 17,414,000, 15,678,000, and 14,939,000, respectively. Earnings per share have been restated for all periods presented to reflect the merger of CII accounted for as a pooling of interests.

     Income Taxes. The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences arise principally from certain net operating losses, accrued expenses, reserves and depreciation.

     Discontinued Operations. During 1995 CII sold its interest in a subsidiary to a publicly traded entity for a combination of 219,200 shares of common stock and 138,400 shares of warrants of the purchaser, and cash of $5,000. The common stock and warrants had a fair market value of approximately $1,000,000 at the date of the sale and $2,658,000 at December 31, 1995. This transaction has been recorded as a discontinued operation. Net assets of the discontinued operations were $2,595,000 at December 31, 1994 and are included in other assets.

     Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of investments and accounts receivable. The Company maintains cash and cash equivalents, and short- and long-term investments with various financial institutions. These financial institutions are located in many different geographies, and company policy is designed to limit exposure with any one institution. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

     Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates. Such operations are principally in Arizona, California, Colorado, Nevada and Texas. However, the Company is licensed and does business in several other states as well. The Company performs ongoing credit evaluations of its customers' financial condition.

     New Accounting Standards. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which would indicate that the carrying value may not be recoverable. The adoption of FAS 121 had no effect on the consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") was issued. FAS 123 is effective for fiscal years that begin after December 15, 1995. When the Company adopts FAS 123 in 1996, the Company intends to continue to account for stock-based compensation in accordance with APB Opinion 25 as permitted by FAS
123. The additional information required by FAS 123 will be provided in a note to the consolidated financial statements. The Company has not determined the value of the stock compensation using the methods required by FAS 123 but believes the amounts could be significant.

     Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions have been made in recording medical and specialty product expenses. Actual results may differ from estimates.

     Reclassifications. Certain amounts in the Consolidated Financial Statements for the year ended December 31, 1994 and 1993 have been reclassified to conform with the current year presentation.


3.   LAND, BUILDING AND EQUIPMENT

     Land, building and equipment at December 31 consists of the following:

        Classification                                                      1995                       1994
           Land..............................................            $ 11,988,000              $  7,531,000
           Buildings and Improvements........................              55,796,000                42,888,000
           Leasehold Improvements............................               3,545,000                 3,379,000
           Furniture, Fixtures and Equipment.................              50,196,000                38,640,000
           Construction in Progress..........................               1,200,000                 2,299,000
                                                                         $122,725,000               $94,737,000


     The following is an analysis of building and equipment under capital leases by classification:

        Classification                                                       1995                       1994
           Building..........................................           $     245,000               $   245,000
           Equipment.........................................               2,173,000                 1,341,000
           Less: Accumulated Depreciation....................              (1,271,000)                 (897,000)
           Net...............................................            $  1,147,000               $   689,000

     The  Company   capitalizes   interest  expense  as  part  of  the  cost  of
construction of facilities. Interest expense capitalized in 1995, 1994, and 1993 was $183,000, $119,000, and $700,000, respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


4.   CASH AND SECURITIES

     Marketable debt securities that the Company has the intention and ability to hold to maturity are stated at amortized cost, and categorized as held to maturity. The remaining marketable debt and equity securities have been categorized as available-for-sale and as a result are stated at their fair value. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity until realized. Proceeds from the sales and maturities of available-for-sale securities during 1995 were $365,539,000. Gross realized gains and losses in 1995 were $970,000 and $671,000 respectively. Realized gains and losses are calculated using the specific identification method and are included in net income.

     After the merger of CII, the Company evaluated the consolidated security portfolio and reclassified $80,597,000 held-to-maturity securities to available-for-sale securities. The reclassification of these securities resulted in $5,641,000 of net unrealized gains as of December 31, 1995. Also, an unrealized holding gain of $1,711,000 resulting from the transfer of certain securities from available-for-sale to the held-to-maturity category is included in the net unrealized gains section of stockholders' equity and will be amortized over the remaining lives of the maturities.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     The following table summarizes the Company's short-term, long-term and restricted securities as of December 31, 1995:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-sale Securities:
Classified as Short-term:
    U.S Government
       and its Agencies.....................            $   6,229,000                                              $  6,229,000
    Municipal Obligations...................               55,317,000        $   340,000                              55,657,000
    Corporate Bonds.........................                1,499,000              6,000                               1,505,000
    Other . . . . . ........................                9,473,000            815,000          $1,250,000           9,038,000
       Total Short-term.....................               72,518,000          1,161,000           1,250,000          72,429,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               58,192,000          1,594,000               7,000          59,779,000
    Municipal Obligations...................               85,559,000          6,125,000              16,000          91,668,000
    Corporate Bonds.........................               21,397,000            815,000              47,000          22,165,000
    Other . . . . . ..........     1,225,000                                     121,000           1,104,000
       Total Long-term......................              166,373,000          8,534,000             191,000         174,716,000

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                5,432,000              9,000              76,000           5,365,000
    Municipal Obligations...................                  650,000             15,000                                 665,000
    Corporate Bonds.........................                3,403,000             26,000                               3,429,000
    Other. . . . . . . . . .................                  435,000                                                    435,000
       Total Restricted ....................                9,920,000             50,000              76,000           9,894,000
          Total Available-for-sale .........             $248,811,000        $ 9,745,000          $1,517,000        $257,039,000


Held-to-maturity Securities:
Classified as Short-term:
    Municipal Obligations...................            $     150,000                                              $     150,000
       Total Short-term.....................                  150,000                                                    150,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               22,590,000        $    41,000        $      5,000          22,626,000
    Municipal Obligations...................               11,482,000            773,000                              12,255,000
    Corporate Bonds.........................               25,910,000             63,000               3,000          25,970,000
       Total Long-term......................               59,982,000            877,000               8,000          60,851,000

Classified as Restricted:
    U.S. Government
       and its Agencies  ...................                1,000,000                                                  1,000,000
    Municipal Obligations...................                  575,000             28,000                                 603,000
    Corporate Bonds.........................                  673,000                                 23,000             650,000
    Other . . . . . ...........      340,000                                                         340,000
       Total Restricted ....................                2,588,000             28,000              23,000           2,593,000
          Total Held-to-maturity ...........             $ 62,720,000         $  905,000          $   31,000        $ 63,594,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     The following table summarizes the Company's short-term, long-term and restricted securities as of December 31, 1994:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-sale Securities:
Classified as Short-term:
    U.S Government
       and its Agencies.....................            $  31,686,000                             $  312,000        $ 31,374,000
    Municipal Obligations...................               82,471,000        $   124,000             758,000          81,837,000
    Corporate Bonds.........................                3,029,000                                 13,000           3,016,000
    Other . . . . . ........................                7,640,000             47,000           1,487,000           6,200,000
       Total Short-term.....................              124,826,000            171,000           2,570,000         122,427,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               22,341,000            468,000             721,000          22,088,000
    Municipal Obligations...................               34,473,000            710,000             348,000          34,835,000
    Corporate Bonds.........................               15,720,000                                876,000          14,844,000
    Other . . . . . ..........     4,749,000                                     466,000           4,283,000
       Total Long-term......................               77,283,000          1,178,000           2,411,000          76,050,000

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                2,676,000             67,000              20,000           2,723,000
    Municipal Obligations...................                  150,000                                                    150,000
    Corporate Bonds.........................                1,345,000                                  8,000           1,337,000
    Other. . . . . . . . . .................                1,410,000                                                  1,410,000
       Total Restricted ....................                5,581,000             67,000              28,000           5,620,000
          Total Available-for-sale .........             $207,690,000         $1,416,000          $5,009,000        $204,097,000


Held-to-maturity Securities:
Classified as Long-term:
    U.S.  Government
       and its Agencies.....................              $19,698,000        $    25,000        $    815,000        $ 18,908,000
    Municipal Obligations...................               79,522,000          2,515,000           1,456,000          80,581,000
    Corporate Bonds.........................                4,703,000                                518,000           4,185,000
       Total Long-term......................              103,923,000          2,540,000           2,789,000         103,674,000

Classified as Restricted:
    U.S. Government
       and its Agencies  ...................                2,290,000             64,000              14,000           2,340,000
    Municipal Obligations...................                1,015,000                                                  1,015,000
    Corporate Bonds.........................                  523,000                                 16,000             507,000
       Total Restricted ....................                3,828,000             64,000              30,000           3,862,000
          Total Held-to-maturity ...........             $107,751,000         $2,604,000          $2,819,000        $107,536,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     The contractual maturities of available-for-sale short-term, long-term and restricted securities at December 31, 1995 were as follows:

                                                                             Amortized              Estimated
                                                                             Cost                   Fair Value

Due in one year or less......................................              $ 73,996,000             $ 74,266,000
Due after one year through five years........................                78,256,000               79,897,000
Due after five years through ten years.......................                68,931,000               73,527,000
Due after ten years..........................................                24,906,000               26,968,000
Equity securities ...........................................                 2,722,000                2,381,000
     Total...................................................              $248,811,000             $257,039,000


     The contractual maturities of held-to-maturity short-term, long-term and restricted securities at December 31, 1995 were as follows:


                                                                           Amortized                Estimated
                                                                              Cost                 Fair Value

Due in one year or less......................................              $  1,490,000             $  1,490,000
Due after one year through five years........................                18,101,000               18,493,000
Due after five years through ten years.......................                27,365,000               27,834,000
Due after ten years..........................................                15,764,000               15,777,000
     Total...................................................              $ 62,720,000             $ 63,594,000


     Of the cash and cash equivalents that total $57,044,000 in the accompanying Consolidated Balance Sheet at December 31, 1995, $44,794,000 is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated securities only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

5.   REINSURANCE

     In the normal course of business, the Company seeks to reduce potential losses that may arise from catastrophic events that cause unfavorable underwriting results by reinsuring certain levels of such risk with other reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policy.

     The Company is covered under a medical reinsurance agreement that provides coverage for 50-90% of hospital costs in excess of $75,000 per case, up to a maximum of $2,000,000 per member per lifetime for both SHL and HPN. Reinsurance premiums of $2,827,000, $2,234,000, and $2,097,000, net of reinsurance recoveries of $1,133,000, $584,000, and $363,000, are included in medical expense for 1995, 1994 and 1993, respectively. In addition, SHL maintains reinsurance on certain life insurance policies.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     CII also has reinsurance treaties in effect. The reinsurers have assumed the liability on that portion of workers' compensation claims between $250,000 and $60,000,000 per occurrence for 1995, 1994 and 1993. At December 31, 1995 and 1994, the amount of reinsurance recoverable for unpaid losses and loss adjustment expense was $25,871,000 and $29,342,000, respectively. The amount of reinsurance receivable for paid losses and loss adjustment expense was $73,000 and $65,000, respectively.

     Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance with are rated A+ by the A.M. Best Company.


     The following table provides workers' compensation reinsurance information by reinsurer for the three years ended December 31, 1995:


Recoveries                                               Recoverable
on Paid                                                  on Unpaid                 Premiums
   Losses/LAE                                             Losses/LAE              Ceded

1995:
 General Reinsurance Corporation...............           $2,426,000          $(3,472,000)              $3,727,000
 Others .......................................                                                            300,000
 Total ........................................           $2,426,000          $(3,472,000)              $4,027,000

1994:
 General Reinsurance Corporation...............           $1,117,000          $ 3,501,000               $3,679,000
 Others .......................................                                                            205,000
 Total ........................................           $1,117,000          $ 3,501,000               $3,884,000

1993:
 General Reinsurance Corporation...............           $  594,000          $ 5,495,000               $4,156,000
 Others .......................................                                                            255,000
 Total ........................................           $  594,000          $ 5,495,000               $4,411,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


6.   LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and loss adjustment expenses. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future.

                                                                            Year ended December 31,
                                                                               1995              1994             1993



Net Beginning Losses and LAE Reserve .......................        $161,620,000     $174,515,000     $158,253,000

Net Provision for Insured Events Incurred in:
   Current Year ............................................          75,978,000       67,642,000       86,617,000
   Prior Years..............................................         (20,079,000)     (13,953,000)      (3,865,000)
     Total Net Provision....................................          55,899,000       53,689,000       82,752,000

Net Payments for Losses and LAE Attributable
   to Insured Events Incurred in:
   Current Year ............................................          16,553,000       16,374,000       16,130,000
   Prior Years..............................................          44,519,000       50,210,000       50,360,000
     Total Net Payments ....................................          61,072,000       66,584,000       66,490,000

Net Ending Losses and LAE Reserve ..........................         156,447,000      161,620,000      174,515,000
Reinsurance Recoverable ....................................          25,871,000       29,342,000       25,841,000

Gross Ending Losses and LAE Reserve ........................        $182,318,000     $190,962,000     $200,356,000


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


7.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                                1995                     1994
Convertible Subordinated Debentures with
  Terms as Described Below ..........................................         $56,800,000             $ 56,800,000
Due in Equal Monthly Principal Installments of $166,667
  Plus Interest at 7-3/8% Through December 2000
  as Described Below ................................................           9,802,000               11,834,000
Note Payable to Bank ................................................                                    8,000,000
Due in Monthly Installments Through July 1996
  as Described Below.................................................           4,689,000                4,785,000
Due in Monthly Installments Through October 1999
  with Adjustable Interest Rate as Described Below...................           3,213,000                3,256,000
Other................................................................           3,861,000                  713,000
  Total..............................................................          78,365,000               85,388,000
Less Current Portion.................................................          (7,108,000)             (10,179,000)
Long-term Debt.......................................................         $71,257,000              $75,209,000

     In September 1991 CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7-1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. Unamortized issuance costs of $1,216,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. Accrued interest on the Debentures as of both December 31, 1995 and 1994 was $1,243,000. The Debentures are redeemable by CII, in whole or in part, at redemption prices ranging from 103.75% in 1996 to 100.75% in 2000, plus accrued interest for the twelve month period beginning September 15 of the applicable year. The Debentures are general unsecured obligations of CII only and were not assumed or guaranteed by Sierra.

     In December 1993, the Company obtained a $14,000,000 loan from Bank of America, Nevada. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering the Company's administrative headquarters complex and underlying real property.

     During 1994, the Company assumed a $4,860,000 mortgage note in conjunction with a related party transaction described in Note 10. Monthly installments of $36,144, including interest at 7.12%, are due through July 1996, at which time the balance of the note is due. This loan is secured by a medical facility.

     The Company has a $3,213,000 term loan which has an adjustable rate with an interest margin of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds Index, a maximum interest rate of five percentage points above the initial rate of 11.85% and a minimum interest rate of 8%. The interest rate at December 31, 1995 was 8.06%. This term loan is secured by a medical facility.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     In July 1995, the Company renewed its unsecured line of credit from PriMerit Bank, F.S.B. for an additional one year term at an interest rate of prime plus 1%, and increased the available amount to $10,000,000. The line of credit, if drawn upon, will be used for general corporate purposes and will be available for additional working capital, if necessary.

     Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1995, are as follows:

                                                                                                     Obligations
                                                                                Notes               Under Capital
     Year ending December 31,                                                  Payable                Leases
         1996.................................................              $  6,538,000            $  650,000
         1997.................................................                 2,050,000               273,000
         1998.................................................                 4,010,000               141,000
         1999.................................................                 5,063,000                64,000
         2000.................................................                 2,000,000                45,000
         Thereafter...........................................                57,546,000               368,000
            Total.............................................               $77,207,000             1,541,000
         Less:  Amounts Representing Interest.................                                         (383,000)
         Present Value of Minimum Lease Payments..............                                      $1,158,000


     The fair value of the Debentures at December 31, 1995 was $49,416,000, which was determined based on the quoted market price at December 31, 1995. Excluding the Debentures, the fair value of long- term debt, including the current portion, is $19,747,000, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


8.   INCOME TAXES

     A summary of the provision for income taxes for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                                          1995                  1994                  1993

     Provision for Income Taxes:
        Current.............................           $11,736,000           $11,031,000           $10,807,000
        Deferred............................               462,000            (2,795,000)           (2,372,000)
                                                       $12,198,000           $ 8,236,000           $ 8,435,000


     The following reconciles the difference between the 1995, 1994 and 1993 current and statutory provision for income taxes:


                                                                              1995     1994       1993

Statutory Rate ...........................................                     35%      35%        35%
Tax Preferred Investments ................................                     (9)      (5)        (8)
Insurance Company Statutory Rate .........................                              (1)        (2)
Change in Valuation Allowance ............................                     (2)      (9)         2
Non-deductible Acquisition Costs .........................                      5
Other ....................................................                      1       (2)
   Provision for Income Taxes ............................                     30%      18%        27%

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


     The tax items comprising the Company's net deferred tax assets at December 31 which are included in Prepaid Expenses and Other Assets in the accompanying Consolidated Balance Sheet are as follows:


                                                                                    1995                 1994
Deferred Tax Assets:
    Medical, Losses and LAE Reserves .........................                   $ 7,147,000           $12,330,000
    Accruals Not Currently Deductible.........................                     2,254,000               647,000
    Compensation Accruals.....................................                     2,485,000             2,194,000
    Bad Debt Allowances.......................................                     1,637,000             1,906,000
    Loss Carryforwards........................................                    12,202,000             8,256,000
    Other ....................................................                       744,000             1,578,000

                                                                                  26,469,000            26,911,000

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs ........................                       647,000               748,000
    Depreciation and Amortization ............................                     3,164,000             2,685,000
    Other ....................................................                     1,021,000               629,000
                                                                                   4,832,000             4,062,000
    Net Deferred Tax Asset Before
       Valuation Allowance....................................                    21,637,000            22,849,000

    Valuation Allowance ......................................                   (12,039,000)          (12,789,000)
    Net Deferred Tax Asset ...................................                   $ 9,598,000           $10,060,000

     At December 31, 1995, the Company had approximately $28,000,000 of regular tax net operating loss carryforwards which are limited to use at the rate of approximately $4,800,000 per year during the carryforward period. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2005. The Company has alternative minimum tax net operating loss carryforwards of approximately $4,000,000 which expire through the year 2005. The Company also has California net operating loss carryforwards of approximately $13,000,000 which expire through the year 2000. In addition to these net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $800,000 which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits. The Company has tax capital loss carryforwards of approximately $600,000 expiring through 1999 which can be used to reduce future capital gains income. The majority of the above items are subject to both annual and separate company limitations required by the Internal Revenue Code.

     As a result of including CII in the consolidated tax return with Sierra, it is more likely than not that an additional $5,250,000 of the benefit of the deferred tax asset will be utilized in subsequent years. Consequently, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), $5,250,000 of the valuation allowance related to the net deferred tax asset was reduced and recorded as an increase in the amount of the adjustment to the cumulative effect of adopting FAS 109, effective January 1, 1993 and is reported in the statement of operations at December 31, 1993 after income from continuing operations. The remaining valuation allowance of

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


$12,039,000 at December 31, 1995 is necessary under the more likely than not criteria required by FAS 109.

9.   COMMITMENTS AND CONTINGENCIES

     Leases. The Company is the lessee under several operating leases, most of which relate to equipment and office facilities. The rentals on these leases are charged to expense over the lease term as the Company becomes obligated for payment and, where applicable, provide for rent escalations based on certain costs and price index factors. The following is a schedule, by year, of the future minimum lease payments under existing operating leases:

     Year Ending December 31,
          1996...................................................            $ 5,282,000
          1997...................................................              4,102,000
          1998...................................................              3,098,000
          1999...................................................              1,852,000
          2000...................................................                852,000
          Thereafter.............................................              2,394,000
               Total.............................................            $17,580,000

         Rent expense totaled  $4,942,000,  $4,873,000,  and $4,942,000 in 1995,
1994 and 1993, respectively.

     Litigation and Legal Matters. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings will not materially impact the consolidated financial statements of the Company.

10.  RELATED PARTY TRANSACTIONS

     In March 1994, the Company purchased two companies which owned and operated medical buildings that were previously leased by the Company. The two companies and their predecessor limited partnerships were entities that were partially owned by affiliates of the Company. The Company's Chief Executive Officer had interests in both companies and another officer of the Company had an interest in one company. The Company purchased all the outstanding stock of the two companies for approximately $11.4 million which consisted of $4.0 million in cash and $7.4 million in assumed liabilities. The purchase price was based on the appraised value of the two companies' land and medical buildings; all other assets purchased were not material. The two companies were then merged into one of Sierra's subsidiaries. In August 1994, the Company paid off $2.4 million of the assumed liabilities. Lease payments to the affiliated entities for the year ended December 31, 1993 was $1,663,000.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


11.  EMPLOYEE BENEFIT PLANS

     Employee Stock Purchase Plan. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. As of December 31, 1995, the Company had 534,114 shares reserved for purchase under the Purchase Plan. During 1995, a total of 43,796 shares were purchased at prices of $19.98 and $20.83 a share. During January 1996, 34,413 shares were issued to employees at $20.83 per share in connection with the Purchase Plan.

     Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company contributes 2% of eligible employees' compensation and matches 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS statute. Prior to the merger CII maintained a 401(k) plan as well. As part of the merger of CII, the CII plan was frozen in November 1995. The Company intends to merge the two plans during 1996. Expense under both plans totaled $2,516,000, $2,573,000, and $2,199,000, in 1995, 1994 and 1993, respectively.

     Supplemental Retirement Plan. The Company has a Supplemental Retirement Plan (the "SRP") for certain officers, directors and highly compensated employees. The SRP is a non-qualified deferred compensation plan through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. The Company also matches 50% of those contributions that participants are restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRP upon participant death, disability, retirement, termination of employment or certain other circumstances including financial hardship. The Company contributed $601,000, $550,000, and $408,000 to the SRP in 1995, 1994 and 1993, respectively.

     Other CII Plans. Prior to the acquisition of CII, CII maintained various supplemental benefit, executive benefit, and profit sharing plans. Subsequent to the merger all such plans have been, or are in the process of being, discontinued, terminated, or merged into the Company's existing plans. During the years ended December 31, 1995, 1994 and 1993, CII expensed $1,574,000, $2,485,000, and $1,523,000, respectively, under the various plans. Eligible CII employees are included in the Company's plans discussed above.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993



12.  CAPITAL STOCK PLANS

     Stockholders' Rights Plan. On June 14, 1994, the Board of Directors of Sierra authorized and declared a dividend distribution of one right (a "Right") for each share of Sierra common stock, par value $.005 per share. The Rights were distributed to the holders of record of Common Shares at the close of business on June 30, 1994. Each Right entitles the registered holder to purchase from Sierra a unit consisting of one one-hundredth of a share of the Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, of Sierra, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since Sierra may redeem the Rights at the price of $.02 per Right prior to the time that a person or group has acquired beneficial ownership of 20% or more of Sierra common stock.

     Public Offering. On October 11, 1994, the Company completed a public offering of 1,800,000 shares of its Common Stock, $.005 par value per share (the "Common Stock"), at a price of $26.50 per share. Additionally, Anthony M. Marlon, M.D., the Company's Chairman and Chief Executive Officer, sold 500,000 shares of Common Stock in such offering. The net proceeds to the Company from the offering were approximately $44.6 million, after deducting the underwriting discounts and commissions and the offering expenses payable by the Company.

     Stock Option Plans. During 1995 the shareholders of the Company approved the 1995 Long-Term Incentive Plan ("LTIP"). The LTIP provides for the granting of Options, SARs, Restricted Stock, Deferred Stock, Stock and other stock-based awards. Under the LTIP 1.2 million shares were reserved along with remaining shares reserved from certain previous stock option and capital accumulation plans which have not been and will not be issued under those plans. Awards are granted by a committee appointed by the Board of Directors. Options become exercisable at such times and in such installments as set by the committee.

     In addition, in 1995 the shareholders of the Company approved the 1995 Non-Employee Directors' Stock Plan ("Directors' Plan"). Under the Directors' Plan non-employee directors are granted an option to purchase 3,000 shares of common stock. Options are granted annually on January 20 at the current fair market value and become exercisable over a five-year period. The Company has reserved 60,000 shares under the Directors' Plan.

     Prior to the approval of the LTIP and the Directors' Plan, the Company and CII had various other stock option plans that provided for the granting of either qualified or non-qualified stock options, stock appreciation rights and tax equalization payments. Grants will no longer be made under these plans.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


      The following table reflects the activity of the stock option plans:

                                                                        Number of                Option
                                                                          Shares                   Price

Outstanding January 1, 1993...............................                 936,000          $   .81  -   $27.03
   Granted................................................                 676,000            15.54  -    19.13
   Exercised..............................................                (123,000)             .81  -    21.00
   Canceled...............................................                 (55,000)             .81  -    21.00
Outstanding December 31, 1993.............................               1,434,000              .81  -    27.03
   Granted................................................                 198,000            14.53  -    28.63
   Exercised..............................................                (355,000)            3.38  -    21.00
   Canceled...............................................                  (5,000)            3.38  -    21.00
Outstanding December 31, 1994.............................               1,272,000             2.44  -    28.63
   Granted................................................                 882,000            14.86  -    31.75
   Exercised..............................................                (241,000)            2.44  -    21.00
   Canceled...............................................                 (53,000)            3.38  -    28.63
Outstanding December 31, 1995.............................               1,860,000             3.38  -    31.75

Exercisable at December 31, 1995 .........................                  594,000          $ 3.38  -   $28.63

Available for Grant at
   December 31, 1995 .....................................                 948,000


     Capital Accumulation Plan. The Company has a Capital Accumulation Plan (the "CAP Plan") whereby share units or fractions thereof may be awarded to key employees and executive officers of the Company. All previous outstanding awards were paid prior to December 31, 1995. Total expense recorded for SARs and the CAP Plan was $90,000, $280,000, and $525,000 for 1995, 1994 and 1993,
respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993



13.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

      Supplemental statements of cash flows information is presented below:


                                                                  1995              1994           1993

Cash Paid During the Year for Interest
    (Net of Amount Capitalized)...............................       $ 6,430,000       $ 6,433,000        $4,260,000
Cash Paid During the Year for Income Taxes....................        10,509,000         9,650,000        10,033,000

Noncash Investing and Financing Activities:
    Liabilities Assumed in Connection with
       Corporate Acquisitions.................................         3,113,000         7,279,000             --
    Reductions to Funds Withheld by Ceding
       Insurance Company and Future
    Policy Benefits...........................................           990,000           447,000           122,000
    Stock Issued for Exercise of Options
       and Related Tax Benefits...............................         1,949,000         2,685,000         1,117,000
    Assumption of Liability in Connection with
       Land Purchase .........................................         1,956,000              --               --
    Additions to Capital Leases...............................           278,000           552,000             --
    Stock and Warrants Received on Sale
       of Discontinued Operations ............................         1,000,000              --               --

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


14.   UNAUDITED QUARTERLY INFORMATION
      (In thousands, except per share data)

                                                            March             June              September         December
                                                            31                30                30               31
Year Ended December 31, 1995:
  Operating Revenues..............................         $108,272          $111,743          $115,616         $131,378
  Operating Income................................           12,822            12,777            14,430            3,810
  Income From Continuing Operations
     Before Income Taxes .........................           11,786            11,694            13,727            2,895
  Net Income......................................            7,675             3,260             9,699              670
  Earnings Per Share .............................              .44               .19               .56              .04

Year Ended December 31, 1994:
  Operating Revenues..............................         $ 96,789          $ 98,505          $102,684         $104,103
  Operating Income................................            9,708            11,792            13,986           16,095
  Income From Continuing Operations
     Before Income Taxes .........................            8,180            10,125            12,375           14,500
  Net Income......................................            5,492             6,742             8,792           13,417
  Earnings Per Share .............................              .36               .44               .57              .79

ITEM 9.           CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 1996, is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 1996, is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 1996, is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its Annual Meeting of Stockholders to be held on May 9, 1996, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:

                                                                           Page

        Independent Auditors' Report........................................ 26
        Consolidated Balance Sheets at December 31, 1995 and 1994........... 27
        Consolidated Statements of Operations for the Years Ended
           December 31, 1995, 1994 and 1993................................. 29
        Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1995, 1994 and 1993............. 30
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993................................. 31
        Notes to Consolidated Financial Statements.......................... 32
        The Independent Auditors' Report for a Predecessor Company for the Years Ended December 31, 1994 and 1993 is included in Exhibit 13.1

(a)(2) Financial Statement Schedules:

        Schedule I       -   Condensed Financial Information of
                               Registrant..............................     S-1

        Schedule V       -   Supplemental Information Concerning
                                   Property-Casualty Insurance ........     S-4

        Section 403.04 b -   Reconciliation of Beginning and Ending Loss
                                   and Loss Adjustment Expense Reserves
                                   and Exhibit of Redundancies
                                   (Deficiencies) .....................     S-5

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

     (4.3) Form of Indenture, of 7 1/2% convertible subordinated debentures due 2001 from CII Financial, Inc. to Manufacturers Hanover Trust Company as Trustee dated September 15, 1991, incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 on Form S-3 to Registration Statement on Form S-4 dated October 6, 1995 (Reg. No. 33-60591).

     (4.4) First Supplemental Indenture between CII Financial, Inc., Sierra Health Services, Inc. and Chemical Bank as Trustee, dated as of October 31, 1995, to Indenture dated September 15, 1991, incorporated by reference to Exhibit 4.3 of Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form S-4 dated October 31, 1995 (Reg. No. 33-60591).

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

     (10.3) Modification and renewal agreement dated October 31, 1994 to the Excess Medical Professional and General Liability Insurance policy dated June 11, 1991 with Reliance Insurance Company of Illinois covering SMA, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (10.4) Reinsurance agreements between Sierra Health and Life Insurance Company, Inc. and Lincoln National Life Insurance Company effective December 31, 1991, incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

     (10.17)       Compensatory Plans, Contracts and Arrangements.

                   (1) Employment Agreements with Anthony M. Marlon, M.D.; Erin E. MacDonald; Frank E. Collins; William R. Godfrey; Lawrence S. Howard; Michael A. Montalvo; Jerry
                         D. Reeves, M.D.; Marie H. Soldo; and James L. Starr with various dates, incorporated by reference to
                         Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

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

                   (5) Protocols for cash bonus awards, incorporated by reference to Exhibit 10.17 (5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                   (6) The Company's Long-Term Incentive Plan incorporated by reference to Form S-8 filed July 7, 1995.

                   (7) The Company's 1995 Non-Employee Directors' Stock Plan incorporated by reference to Form S-8 filed July 7, 1995.

     (10.18) Agreement between the Registrant and PriMerit Bank for a Line of Credit dated May 14, 1993, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended March 31, 1993.

     (10.19) Modification and Renewal Agreement dated June 30, 1994 to the Line of Credit Agreement dated May 14, 1993, between the Registrant and PriMerit Bank, incorporated by reference to
                    Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three month period ended June 30, 1994.

     (10.20) Modification and renewal agreement dated May 31, 1995, to the Line of Credit Agreement between Sierra and PriMerit Bank filed as Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

     (10.21) Modification and renewal agreement dated July 6, 1995, to the Line of Credit Agreement between Sierra and PriMerit Bank filed as Exhibit 10.18 to the company's Form 10-K for the fiscal year ended December 31, 1993, incorporated by reference to the Registrant's Quarterly report on form 10-Q for the fiscal quarter ended June 30, 1995.

     (10.22) Agreement and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

     (10.23) Agreement between the Registrant and First Option Health Plan to develop and implement a Medicare risk product in New Jersey dated January 6, 1995, incorporated by reference to
                    Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (11)           Computation of earnings per share.

     (13) Independent Auditors' Report for CII Financial, Inc. for the years ended December 31, 1994 and 1993.

     (21)           Subsidiaries of the Registrant (listed herein):

                    There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant, or if indented, subsidiaries of the subsidiary under which they are listed:

                                                                Jurisdiction of
                                                                 Incorporation
                   Sierra Health and Life Insurance
                    Company, Inc.                                 California
                   Health Plan of Nevada, Inc.                    Nevada
                   Sierra Healthcare Options, Inc.                Nevada
                        Nevada Administrators, Inc.               Nevada
                   Behavioral Healthcare Options, Inc.            Nevada
                   Family Health Care Services                    Nevada
                   Family Home Hospice, Inc.                      Nevada
                   Southwest Medical Associates, Inc.             Nevada
                        Mohave Valley Hospital, Inc.              Arizona
                        Tolemac, Inc.                             Arizona
                        Sierra Medical Management, Inc.           Nevada
                   Southwest Realty, Inc.                         Nevada
                   Sierra Health Holdings, Inc.                   Texas
                        HMO Texas, L.C.                           Texas
                   CII Financial, Inc.                            California
                        California Indemnity Insurance Co., Inc.  California
                        Commercial Casualty Insurance Company     California
                        CII Leasing, Inc.                         California
                        Financial Assurance Company, Ltd.         Cayman Islands
                   Northern Nevada Health Network, Inc.           Nevada
                   Intermed, Inc.                                 Arizona

      (23.1)       Consent of Deloitte & Touche LLP

      (23.2)       Consent of BDO Seidman LLP

        (27)       Financial Data Schedules

        (99) Current Report on Form 80K dated March 4, 1996 incorporated by reference herein.

                   All  other   Exhibits  are  omitted   because  they  are  not
                   applicable.

         (b)       Reports on Form 8-K

                   The Company filed a Current Report on Form 8-K dated December 21, 1995 with the Securities and Exchange Commission disclosing November 1995 revenue and net income. Such amounts included the operations of CII Financial, Inc.

                   The Company filed a Current Report on Form 8-K dated March 4, 1996 with the Securities and Exchange Commission in connection with certain cautionary statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         (d)       Financial Statement Schedules

                   The Exhibits set forth in Item 14 (a)(2) are filed herewith.



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

Date:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                            Date



/S/ ANTHONY M. MARLON, M.D.    Chief Executive Officer          March 29, 1996
Anthony M. Marlon, M.D.        and Chairman of the Board
                               (Chief Executive Officer)



/S/ JAMES L. STARR             Vice President of Finance        March 29, 1996
James L. Starr                 Chief Financial Officer and
                               Treasurer
                               (Chief Accounting Officer)



/S/ ERIN E. MACDONALD          President and                    March 29, 1996
Erin E. MacDonald              Chief Operating Officer
                               Director



/S/ CHARLES L. RUTHE           Director                         March 29, 1996
Charles L. Ruthe



/S/ WILLIAM J. RAGGIO          Director                         March 29, 1996
William J. Raggio



/S. THOMAS Y. HARTLEY          Director                         March 29, 1996
Thomas Y. Hartley

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only



                                                                                            December 31
                                                                                      1995               1994
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................         $ 11,814,000       $   6,577,000
     Short-term Securities...............................................           26,196,000          48,523,000
     Prepaid Expenses and Other Assets...................................            2,144,000           1,640,000
           Total Current Assets..........................................           40,154,000          56,740,000

LAND, BUILDING AND EQUIPMENT - NET ......................................           26,828,000          19,154,000

OTHER ASSETS:
     Equity in Net Assets of Subsidiaries ...............................          119,856,000          90,784,000
     Notes Receivable from Subsidiaries .................................           12,593,000
     Long-term Investments ..............................................           12,940,000           3,771,000
     Other ..............................................................            9,462,000           4,901,000

TOTAL ASSETS ............................................................          221,833,000        $175,350,000

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................         $  9,715,000       $   4,235,000
     Current Portion of Long-term Debt ..................................              667,000             556,000
           Total Current Liabilities ....................................           10,382,000           4,791,000
LONG-TERM DEBT--LESS CURRENT PORTION .....................................            3,736,000           2,402,000
TOTAL LIABILITIES .......................................................           14,118,000           7,193,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................               88,000              87,000
     Additional Paid-in Capital .........................................          147,240,000         141,398,000
     Treasury Stock .....................................................             (130,000)           (130,000)
     Unrealized Holding Loss on Available-for-sale Securities ...........            9,659,000          (2,752,000)
     Retained Earnings ..................................................           50,858,000          29,554,000
           Total Stockholders' Equity ...................................          207,715,000         168,157,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................         $221,833,000        $175,350,000


Note:     Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:


     Year Ending December 31,
          1996...................................................            $   667,000
          1997...................................................                495,000
          1998...................................................              2,383,000
          1999...................................................                429,000
          2000...................................................                429,000
          Thereafter.............................................                      0
          Total..................................................             $4,403,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENT OF OPERATIONS -- Parent Company Only



                                                                           Year Ended December 31,
                                                                     1995              1994            1993
OPERATING REVENUES:
    Management Fees........................................      $40,115,000       $37,324,000      $33,806,000
    Subsidiary Dividends...................................          250,000         1,350,000        3,460,000
    Investment and Other Income............................        4,087,000           928,000          229,000
       Total Operating Revenues............................       44,452,000        39,602,000       37,495,000

GENERAL AND ADMINISTRATIVE EXPENSES:
    Payroll and Benefits...................................       12,805,000        12,162,000       12,591,000
    Depreciation...........................................        3,323,000         3,494,000        3,051,000
    Rent...................................................          738,000         1,186,000        1,630,000
    Repairs and Maintenance................................          382,000           303,000          455,000
    Legal..................................................          226,000         1,109,000          632,000
    Consulting.............................................          583,000           480,000          421,000
    Other..................................................        4,252,000         5,053,000        4,240,000
    Merger and Acquisition Expense ........................       11,614,000
       Total General and Administrative....................       33,923,000        23,787,000       23,020,000

INTEREST EXPENSE AND OTHER, NET............................         (396,000)         (467,000)        (168,000)

EQUITY IN UNDISTRIBUTED
    EARNINGS OF SUBSIDIARIES...............................       15,785,000        24,788,000       16,728,000

INCOME BEFORE INCOME TAXES.................................       25,918,000        40,136,000       31,035,000

PROVISION FOR INCOME TAXES.................................       (4,614,000)       (5,693,000)      (3,740,000)

NET INCOME.................................................      $21,304,000       $34,443,000      $27,295,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENTS OF CASH FLOWS -- Parent Company Only

                                                                               Year Ended December 31,
                                                                        1995              1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income.............................................          $21,304,000       $34,443,000        $27,295,000
    Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
       Depreciation and Amortization.......................            3,449,000         3,533,000          3,091,000
    Equity in Undistributed Earnings
       of Subsidiaries.....................................          (15,787,000)      (24,788,000)       (16,728,000)
    Change in Assets and Liabilities:
       Other Assets........................................           (5,021,000)          996,000           (415,000)
       Current Assets......................................             (504,000)         (635,000)        (1,311,000)
       Current Liabilities.................................            7,429,000           239,000          1,696,000
       Net Cash Provided by Operating Activities...........           10,870,000        13,788,000         13,628,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures...................................           (8,770,000)       (2,048,000)       (11,979,000)
    Land, Building and Equipment Dispositions, Net.........                7,000           113,000            504,000
    Decrease (Increase) in Short-term Securities...........           22,990,000       (45,316,000)        (1,529,000)
    Increase in Other Assets...............................           (8,963,000)       (2,659,000)
    Dividends from Subsidiary..............................              250,000         1,350,000          3,460,000
    Increase in Net Assets in Subsidiaries.................           (1,572,000)       (7,189,000)        (5,881,000)
       Net Cash  Provided by (Used for)
         Investing Activities..............................            3,942,000       (55,749,000)       (15,425,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans to Subsidiaries .................................          (12,593,000)
    Proceeds from Long-term Debt...........................                                                 3,000,000
    Reductions in Long-term Obligations and
       Payments on Capital Leases..........................             (789,000)       (3,688,000)          (959,000)
    Reductions in Note Payable to Subsidiary...............                                                  (931,000)
    Proceeds from Issuance of Common Stock.................                             44,579,000
    Exercise of Stock Options..............................            3,807,000         4,385,000          1,435,000
       Net Cash (Used for) Provided
         by  Financing Activities..........................           (9,575,000)       45,276,000          2,545,000

Net increase in Cash and Cash Equivalents..................            5,237,000         3,315,000            748,000
Cash and Cash Equivalents at Beginning of Year.............            6,577,000         3,262,000          2,514,000
Cash and Cash Equivalents at End of Year...................          $11,814,000       $ 6,577,000         $3,262,000


Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest
    (Net of Amount Capitalized)............................           $  455,000        $  662,000               --
Cash Paid During the Year for Income Taxes.................            2,746,000         2,592,000         $3,338,000

Noncash Investing and Financing Activities:
    Additions to Capital Leases............................              278,000           552,000               --
    Assumptions of Liability in Connection with
    Land Purchase..........................................            1,956,000              --                 --
    Stock Issued for Exercise of Options...................            1,949,000         2,685,000         $1,117,000

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY -- CASUALTY INSURANCE
                             (amounts in thousands)




                                                        Gross
                                                      Reserves
                                                     for Unpaid
                                      Deferred       Claims and   Discount if any                     Gross           Net
                                     Acquisition     Adjustment     Deducted in     Unearned         Earned       Investment
Affiliation With                        Costs         Expenses       Column C       Premiums        Premiums        Income
Registrant Column A                   Column B        Column C       Column D       Column E        Column F       Column G

Consolidated Property and
  Casualty Entities .......            $6,928         $182,318          --           $9,282          $94,611        $14,301






                                          Claims & Claim
                                            Adjustment         Amortization
                                         Expenses Incurred      of Deferred  Paid Claims
                                            Related to            Policy     and Claims       Direct
                                         (1)        (2)         Acquisition  Adjustment      Premiums
Affiliation With                       Current  Prior Year         Costs      Expenses        Written
Registrant Column A                     Year     Column H        Column I     Column J       Column K


Consolidated Property and
  Casualty Entities .......            $75,978   ($20,079)        $22,028      $61,071        $94,953


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 SECTION 403.04b
              RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (in thousands)


                                                                                           Year ended December 31
                                      1995        1994         1993        1992        1991        1990         1989       1988


Losses and LAE
    Reserve...................     $182,318    $190,962    $200,356      $178,460    $112,749     $67,593     $37,466     $10,277

Loss reinsurance
    Recoverables (1)..........       25,870      29,342      25,841        20,207

Net Loss and LAE
    Reserve ..................      156,448     161,620     174,515       158,253

Cumulative Net Paid as of:
    One Year Later ...........                   44,519      50,210        50,360      57,611      39,118      14,820       3,954
    Two Years Later ..........                               79,788        84,465      89,177      65,165      28,657       6,609
    Three Years Later ........                                            104,569     108,849      76,988      36,579       8,198
    Four Years Later .........                                                        120,539      83,822      39,345       8,938
    Five Years Later .........                                                                     87,618      41,043       9,235
    Six Years Later ..........                                                                                 41,962       9,398
    Seven Years Later ........                                                                                              9,471

Net Reserve Re-estimated as of:
    One Year Later ...........                  141,541     160,562       154,388     140,815      83,841      37,463      10,072
    Two Years Later ..........                              141,100       147,167     142,447      96,011      39,753       9,902
    Three Years Later ........                                            134,747     143,433      97,142      43,528       9,598
    Four Years Later .........                                                        137,143      97,942      44,404       9,330
    Five Years Later .........                                                                     94,852      45,027      10,042
    Six Years Later ..........                                                                                 44,543      10,110
    Seven Years Later ........                                                                                             10,124

Cumulative Redundancy
    (Deficiency) .............                   20,079      33,415        23,506    (24,394)     (27,259)     (7,077)        153

Net Reserve...................      156,448     161,620     174,515
Reinsurance Recoverables......       25,870      29,342      25,841
Gross Reserve ................     $182,318     190,962     200,356

Net Re-estimated Reserve .....                  141,541     141,100
Re-estimated Reinsurance
    Recoverables .............                   24,564      16,865
Gross Re-Estimated
    Reserve ..................                  166,105     157,965
Gross Cumulative
    Redundancy................                 $ 24,857    $ 42,391


(1)      The Company adopted Financial  Accounting Standards Board Statement
         No. 113 ("FAS 113"), "Accounting and Reporting for Short-Duration and Long-Duration Reinsurance Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are now shown as an asset on the balance sheets at December 31, 1995 and 1994. However, for purposes of the reconciliation and development tables, loss and LAE information will be shown net of reinsurance.

                     See the notes to consolidated financial statements.