Form 10-Q
period 1996-03-31
SIERRA HEALTH SERVICES INC
filed 1996-05-15
CIK 754009

- ------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

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

                                   88-0200415
                                (I.R.S. Employer
                               Identification No.)

                              2724 NORTH TENAYA WAY
                                  LAS VEGAS, NV
                    (Address of principal executive offices)
                                      89128
                                   (Zip Code)


                                 (702) 242-7000
              (Registrant's telephone number, including area code)

                                       N/A
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 As of April 30, 1996 there were 17,670,000 shares of common stock outstanding.


- -------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 1996, and December 31, 1995.............      3

                  Condensed Consolidated Statements of Operations -
                    Three months ended March 31, 1996, and March 31, 1995.. 4

                  Condensed  Consolidated  Statements of Cash Flows Three months ended March 31, 1996, and March 31, 1995...5

                  Notes to Condensed Consolidated Financial Statements......6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........7



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings........................................12

      Item 2.     Changes in Securities....................................12

      Item 3.     Defaults upon Senior Securities..........................12

      Item 4.     Submission of Matters to a Vote of Security Holders......12

      Item 5.     Other Information........................................12

      Item 6.     Exhibits and Reports on Form 8-K.........................13

Signatures.................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31        December 31
                                                                                            1996               1995
                                                                                       --------------     ---------
CURRENT ASSETS:
   Cash and Cash Equivalents..........................................                 $  60,772,000      $  57,044,000
   Short-term Securities..............................................                    73,216,000         72,579,000
   Accounts Receivable (Less: Allowance for Doubtful
      Accounts: 1996 - $4,664,000, 1995 - $5,000,000) ................                    21,954,000         21,723,000
   Prepaid Expenses and Other Assets..................................                    28,285,000         24,071,000
                                                                                        ------------       ------------
      Total Current Assets............................................                   184,227,000        175,417,000
                                                                                        ------------       ------------

LAND, BUILDING AND EQUIPMENT..........................................                   124,629,000        122,725,000
   Less: Accumulated Depreciation.....................................                    33,876,000         31,549,000
                                                                                        ------------       ------------
      Land, Building and Equipment - Net..............................                    90,753,000         91,176,000
                                                                                        ------------       ------------

OTHER ASSETS:
   Long-term Securities ..............................................                   227,519,000        234,698,000
   Restricted Cash and Securities ....................................                    12,377,000         12,482,000
   Reinsurance Recoverable (Less Current Portion).....................                    22,210,000         24,952,000
   Other.  ...........................................................                    34,236,000         36,421,000
                                                                                        ------------        -----------
      Total Other Assets..............................................                   296,342,000        308,553,000
                                                                                        ------------       ------------
TOTAL ASSETS..........................................................                  $571,322,000       $575,146,000
                                                                                        ============       ============

CURRENT LIABILITIES:
   Accounts Payable and Other Accrued Liabilities.....................                 $  22,237,000     $   21,576,000
   Accrued Payroll and Taxes..........................................                    11,609,000         14,174,000
   Medical Claims Payable.............................................                    38,528,000         37,463,000
   Current Portion of Reserves for Losses and
      Loss Adjustment Expense ........................................                    52,103,000         54,679,000
   Unearned Premium Revenue...........................................                    13,888,000         22,260,000
   Current Portion of Long-term Debt..................................                     6,978,000          7,108,000
                                                                                        ------------       ------------
      Total Current Liabilities.......................................                   145,343,000        157,260,000
RESERVE FOR LOSSES AND LOSS
   ADJUSTMENT EXPENSE (Less Current Portion)  ........................                   131,110,000        127,639,000
LONG-TERM DEBT (Less Current Portion).................................                    69,111,000         71,257,000
OTHER LIABILITIES ....................................................                    12,574,000         11,275,000
                                                                                        ------------       ------------
TOTAL LIABILITIES.....................................................                   358,138,000        367,431,000
                                                                                        ------------       ------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value, 1,000,000 Shares
      Authorized, None Issued
   Common Stock, $.005 Par Value, 40,000,000 Shares Authorized;
      Shares Issued: 1996 - 17,767,000; 1995 - 17,677,000;............                        88,000             88,000
  Additional Paid-in Capital..........................................                   149,136,000        147,240,000
  Treasury Stock, 100,200 Common Shares...............................                      (130,000)          (130,000)
  Unrealized Holding Gain on Available-for-Sale Securities............                     3,068,000          9,659,000
  Retained Earnings...................................................                    61,022,000         50,858,000
                                                                                        ------------       ------------
        Total Stockholders' Equity....................................                   213,184,000        207,715,000
                                                                                        ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................                  $571,322,000       $575,146,000
                                                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended
                                                                                         March 31        March 31
                                                                                         1996              1995
                                                                                     ------------      --------

OPERATING REVENUES:
    Medical Premiums......................................................            $90,605,000         $75,548,000
    Specialty Product Revenue.............................................             30,939,000          23,075,000
    Professional Fees.....................................................              7,572,000           3,818,000
    Investment and Other Revenue..........................................              6,896,000           5,831,000
                                                                                     ------------        ------------
       Total..............................................................            136,012,000         108,272,000
                                                                                      -----------        ------------

OPERATING EXPENSES:
    Medical Expenses......................................................             73,951,000          57,720,000
    Specialty Product Expenses............................................             30,523,000          22,621,000
    General, Administrative and Other.....................................             17,163,000          15,109,000
                                                                                     ------------        ------------
       Total..............................................................            121,637,000          95,450,000
                                                                                      -----------        ------------

OPERATING INCOME..........................................................             14,375,000          12,822,000

OTHER INCOME (EXPENSE):
    Minority Interests ...................................................                388,000             501,000
    Interest Expense and Other, Net.......................................             (1,197,000)         (1,537,000)
                                                                                     ------------        ------------
       Total..............................................................               (809,000)         (1,036,000)
                                                                                     ------------        ------------

INCOME BEFORE INCOME TAXES AND
    DISCONTINUED OPERATIONS ..............................................             13,566,000          11,786,000

PROVISION FOR INCOME TAXES................................................              3,402,000           3,147,000
                                                                                      -----------        ------------

INCOME FROM CONTINUING OPERATIONS ........................................             10,164,000           8,639,000

NET LOSS ON DISCONTINUED OPERATIONS ......................................                                    964,000
                                                                                 ----------------       -------------

NET INCOME    ...............................................                        $ 10,164,000        $  7,675,000
                                                                                     ============        ============

EARNINGS PER SHARE:
    Income From Continuing Operations.....................................                   $.58                $.50
    Loss on Discontinued Operations ......................................                                        .06
                                                                                     ------------          ----------
       Net Income ........................................................                   $.58                $.44
                                                                                       ==========           =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................................             17,627,000          17,298,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Three Months Ended
                                                                                        March 31          March 31
                                                                                          1996              1995
                                                                                     ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..............................................................            $10,164,000         $ 7,675,000
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization........................................              2,468,000           2,296,000
     Provision for Doubtful Accounts......................................                536,000              44,000
     Effect from Discontinued Operations .................................                                    633,000
  Changes in Assets and Liabilities ......................................             (7,210,000)         (6,720,000)
                                                                                       ----------          ----------
  Net Cash Provided by Operating Activities ..............................              5,958,000           3,928,000
                                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................................             (1,993,000)         (3,002,000)
  Land, Building and Equipment Dispositions, Net..........................                 79,000               7,000
  Increase in Short-term Securities.......................................               (622,000)         (4,627,000)
  Decrease (Increase) in Long-term Securities.............................                460,000          (3,381,000)
  Decrease (Increase) in Restricted Cash and Securities...................                195,000            (794,000)
  Decrease in Financed Premiums Receivable ...............................                                  2,463,000
                                                                                   --------------         -----------
        Net Cash Provided by (Used for) Investing Activities..............             (1,881,000)         (9,334,000)
                                                                                       ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-term Borrowings......................................                                    875,000
  Payments on Debt and Capital Leases.....................................             (1,868,000)           (589,000)
  Exercise of Stock in Connection with Stock Plans........................              1,519,000           1,800,000
                                                                                      -----------          ----------
     Net Cash Provided by (Used for) Financing Activities.................               (349,000)          2,086,000
                                                                                      -----------          ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS....................................................              3,728,000          (3,320,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................             57,044,000          38,045,000
                                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................            $60,772,000         $34,725,000
                                                                                      ===========         ===========


                                                                                          Three Months Ended
Supplemental Condensed Consolidated                                                    March 31           March 31
        Statements of Cash Flows Information:                                            1996               1995
        ------------------------------------------------------------------          --------------     ---------
Cash paid during the period for Interest
  (net of amount Capitalized).............................................            $ 2,503,000         $ 2,746,000
Cash paid during the period for Income Taxes..............................                650,000

Non-cash Investing and Financing Activities:
  Additions (Reductions) to Funds Withheld by Ceding
     Insurance Company and Future Policy Benefits.........................                111,000            (379,000)
  Tax Benefits of Stock Issued for Exercise of Options ...................                377,000             815,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding Company, together with its subsidiaries, collectively referred to as the "Company"). The financial statements also include the operations of HMO Texas L.C. ("HMO Texas"). The Company currently owns a 50% interest in HMO Texas and manages the HMO's operations. HMO Texas has an agreement with a key employee whereby he may be granted up to a 5% equity interest in HMO Texas if certain employment requirements are fulfilled in the future. All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three- month period ended March 31, 1996, have been made.

2. On October 31, 1995, the Company issued approximately 2.7 million shares of its common stock in exchange for all of the outstanding stock of CII Financial, Inc. ("CII"). The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CII for all periods prior to the merger.

3. In April, 1996, Sierra obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association for a term of five years at an interest rate indexed from the London InterBank Offering Rate ("LIBOR") plus 32 basis points. Such rate would have been 5.7625% at March 31, 1996. The line of credit, if drawn upon, will be used for general corporate purposes, including acquisitions, and will be available for additional working capital, if necessary.


4.      Amounts  in  the  accompanying   Condensed   Consolidated  Statement  of
        Operations for the three months ended March 31, 1995 have been reclassified to conform with the current period presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The  following   discussion  and  analysis  provides  information  which
management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K filing dated March 4, 1996. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

        On October 31, 1995, the Company acquired CII, a workers' compensation insurance company, for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. The information contained in this discussion and analysis has been restated to include the results of CII.


Results of Operations, three months ended March 31, 1996, compared to three months ended March 31, 1995.

        The Company's total operating revenues for the three months ended March 31, 1996 increased 25.6% to $136.0 million, from $108.3 million for the three months ended March 31, 1995. The increase was primarily due to medical premium revenue increases of approximately $15.1 million, or 19.9%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from an 18.3% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased approximately 1.6% overall primarily due to a 3.7% increase in its capitation rate for its Medicare members established by the Health Care Financing Administration ("HCFA"). The Company realized minimal rate changes for the HMO subsidiaries' commercial groups and the managed indemnity subsidiary. Specialty product revenue increased $7.9 million, or 34.1%, in the three months ended March 31, 1996 compared to the same three-month period in the prior year. The increase was primarily due to specialty product revenue growth in the workers' compensation insurance market of approximately $7.3 million and a $600,000 increase in the specialty product revenue relating to administrative services for the three months ended March 31, 1996, compared to the same three-month period in the prior year. Professional fees increased by $3.8 million, or 98.3% primarily due to the opening of new medical clinics in 1995 and the acquisition of a medical facility in October 1995. Investment and other revenue increased $1.1 million, or 18.3%, due to certain investment gains recognized in the first quarter of 1996, as well as an increase in the balance of invested funds.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Results of Operations, three months ended March 31, 1996, compared to three months ended March 31, 1995 (continued).

        Total medical expenses increased by approximately $16.2 million over the same three-month period last year. This 28.1% increase resulted primarily from the consolidated member month growth discussed above as well as clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of total members, resulted in an increase in medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") from 72.7% to 75.3%. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium received. Specialty product expenses increased $7.9 million, or 34.9% due primarily to the 34.1% increase in specialty
product revenue  discussed  above.  Specialty   product  revenue  and  expense
is primarily related to workers' compensation insurance business. In the first quarter of 1996, the Company had a combined loss ratio of 98.7% on its specialty product business. On the CII workers' compensation insurance business, included therein, the combined ratio was 104.3% for the first quarter of 1996. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

        General, administrative and other ("G&A") costs increased $2.1 million, or 13.6%, compared to the first quarter of 1995. As a percentage of revenues, however, G&A costs for the first quarter of 1996 decreased to 12.6% from 14.0% during the comparable period in 1995. Of the $2.1 million increase in G&A, $1.5 million consisted of compensation expense resulting primarily from additional employees supporting expanded services. Legal and legislative expenses increased approximately $200,000, and broker and premium tax expenses increased approximately $400,000 due to increased medical premiums. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the fiscal quarter ended March 31, 1996 the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. During the first quarter of 1996, an employer group previously included as one of the Company's largest HMO commercial groups did not renew its contract. The effect of this non-renewal was offset in large part by the signing of new commercial and union groups with similar total membership.

        The Company's effective tax rate for the first quarter of 1996 was approximately 25.1% compared to 26.7% in the first quarter of 1995. Such tax rates are the result of the Company's investment in tax preferred investments and the change in the deferred tax valuation allowance which is due primarily to the use of net operating loss carryovers.

        Net income for the three months ended March 31, 1996, increased 32.5% to $10.2 million from $7.7 million for the comparable period in 1995. The approximate $2.5 million increase in earnings was primarily due to increased operating revenues, decreased G&A expenses as a percentage of revenues, a decrease in the effective tax rate and the effects of the operations of the disposed subsidiary. Income from continuing operations for the three-month period ended March 31, 1996 increased 17.7% from $8.7 million to $10.2 million, in the comparable period in the prior year. During 1995, CII sold its interest in an unprofitable subsidiary. The net loss on the operations of the disposed subsidiary was approximately $1.0 million in the quarter ended March 31, 1995.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Liquidity and Capital Resources

        The Company's cash, cash equivalents and non-restricted securities decreased by $2.8 million to $361.5 million at March 31, 1996, from $364.3 million at December 31, 1995. At March 31, 1996, the Company had working capital of $38.9 million.

        The Company's cash flow from operating activities during the three months ended March 31, 1996 resulted primarily from $10.2 million of net income from continuing operations, $2.5 million in depreciation and amortization and $500,000 in provision for doubtful accounts. This source of cash was offset by a $7.2 million net change in operating assets and liabilities, excluding cash and cash equivalents. The decrease in cash which resulted from the change in operating assets and liabilities was primarily due to decreases in unearned revenue, as well as accounts receivable and other current assets. These decreases in cash were offset by increases in the reserve for losses and loss adjustment expense, decreases in other assets and increases in medical claims payable.

        The $2.2 million used by investing and financing activities since December 31, 1995 primarily consisted of $1.9 million in capital expenditures including construction costs associated with a medical facility scheduled to be completed in 1996, and other capital needs to support the Company's growth. Additionally, $1.9 million used for the reduction of debt was offset in part by $1.5 million received in connection with the purchase of stock through the Company's stock plans. During the period Sierra bought back $1,143,000 of CII Debentures.

        The holding  company may receive  dividends  from its HMO and  insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $12.4 million, as of March 31, 1996. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $200,000 to $5.2 million. Of the cash and cash equivalents and short-term securities held at March 31, 1996, $44.1 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries that would cause violation of statutory net worth and reserve requirements.

        The Company has a 1996 capital budget of approximately $25.0 million, primarily for the construction of a new 59,000 square-foot medical facility, computer hardware and software, furniture and equipment, and other requirements needed for the Company's projected growth and expansion. Completion of the medical facility is expected in late 1996 at an estimated cost of $7.3 million. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above to support growing membership, as well as debt service and expansion of the Company's operations.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

Liquidity and Capital Resources (continued)

        The Company is in the final stages of preparing a response to the government's request for proposal for providing managed health care services to the 665,000 CHAMPUS eligibles living in 12 northeastern states plus the District of Columbia that comprise Region 1. The Company expects final notification of its Region 1 bid results by the end of 1996. Notification regarding the CHAMPUS bid for Regions 7 and 8, which the Company made as part of a consortium of managed care companies, is expected in June 1996. If the consortium is awarded that contract, the Company will be providing health care services to the approximately 93,000 CHAMPUS eligibles in Nevada and parts of Missouri. The Company expects total expenses under both contract proposals to approximate $5 million to $6 million. The Company believes that existing working capital, operating cash flow and, if necessary, equipment leasing, and amounts available under its credit facility will be sufficient to meet its liquidity needs.

        Additionally, subject to significant unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

        In April, 1996, Sierra obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association for a term of five years at an interest rate equal to the LIBOR plus 32 basis points. Such rate would have been 5.7625% at March 31, 1996. The line of credit, if drawn upon, will be used for general corporate purposes, including acquisitions, and will be available for additional working capital, if necessary.

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


        The Company's membership at March 31, 1996 and 1995 was as follows:

                                                                         Number of Members at Period Ended
                                                                      March 31, 1996          March 31, 1995
                                                                      --------------          --------------

HMO
  Commercial................................................              119,222                  107,874
  Medicare..................................................               26,462                   20,607
Managed Indemnity...........................................               32,056                   26,309
Medicare Supplement.........................................               17,462                   10,512
Administrative Services.....................................              303,001                  161,435
                                                                          -------                  -------
Total Members...............................................              498,203                  326,737
                                                                          =======                  =======

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

Inflation

        Health care costs generally continue to rise at a rate faster than the Consumer Price Index. The Company has been able to somewhat lessen the impact of such inflation by managing medical costs. There can be no assurance, however, that in the future the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, utilization changes and catastrophic items, which could, in turn, result in medical cost increases continuing to equal or exceed premium increases.

                           PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                None

Item 2.         Changes in Securities

                None

Item 3.         Defaults Upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                Sierra held its Annual Meeting of Stockholders on May 9, 1996 in Las Vegas, Nevada.

                The following persons were elected directors for a two-year term ending in 1998 based on the voting results below:

                                                                                                     Broker
                Name                                     For             Withheld       Abstain      Non-votes

                Charles L. Ruthe                       16,910,801        182,906            0            0
                William J. Raggio                      16,309,852        783,855            0            0
                Erin E. MacDonald                      16,912,964        180,743            0            0

                The following persons' terms as directors continued after the meeting and end in 1997.

                Anthony M. Marlon, M.D.
                Thomas Y. Hartley

                The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending 1996. The voting results were as follows:

                                                                                                 Broker
                      For                        Against                   Abstain               Non-votes
                     17,025,730                   26,942                    41,035                0

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         (10) Credit Agreement Dated as of April 11, 1996 among Sierra Health Services, Inc., as Borrower, Bank of America National Trust and Savings Association, as Agent and Issuing Bank, and The Other Financial Institutions Party Hereto for a $50.0 million Line of Credit.

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



                                       SIERRA HEALTH SERVICES, INC.
                                            (Registrant)



Date    May 14, 1996                         JAMES L. STARR
     ------------------                --------------------
                                       James L. Starr
                                       Vice President of Finance
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)