Form 10-Q
period 1996-06-30
SIERRA HEALTH SERVICES INC
filed 1996-08-14
CIK 754009

- -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31,  1996 there were  17,780,000  shares of common stock outstanding.


- -------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets --
                    June 30, 1996, and December 31, 1995..................    3

                  Condensed Consolidated Statements of Operations --
                    Three and six months ended June 30, 1996
                    and June 30, 1995.....................................    4

                  Condensed Consolidated Statements of Cash Flows --
                    Six months ended June 30, 1996
                    and June 30, 1995.....................................    5

                  Notes to Condensed Consolidated Financial Statements....    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........    7



PART II - OTHER INFORMATION

      Item l.     Legal Proceedings.......................................   14

      Item 2.     Changes in Securities...................................   14

      Item 3.     Defaults upon Senior Securities.........................   14

      Item 4.     Submission of Matters to a Vote of Security Holders.....   14

      Item 5.     Other Information.......................................   14

      Item 6.     Exhibits and Reports on Form 8-K........................   15

Signature.................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30           DECEMBER 31
                                                                                           1996                 1995
                                                                                      --------------      -------------
CURRENT ASSETS:
   Cash and Cash Equivalents..........................................                  $ 79,758,000      $  57,044,000
   Short-term Securities..............................................                    62,661,000         72,579,000
   Accounts Receivable (Less: Allowance for Doubtful
      Accounts: 1996 - $4,960,000, 1995 - $5,000,000) ................                    23,210,000         21,723,000
   Prepaid Expenses and Other Assets..................................                    30,217,000         24,071,000
                                                                                       -------------      -------------
      Total Current Assets............................................                   195,846,000        175,417,000
                                                                                        ------------       ------------

LAND, BUILDING AND EQUIPMENT..........................................                   129,689,000        122,725,000
   Less: Accumulated Depreciation.....................................                    36,274,000         31,549,000
                                                                                        ------------       ------------
      Land, Building and Equipment - Net..............................                    93,415,000         91,176,000
                                                                                        ------------       ------------

OTHER ASSETS:
   Long-term Securities ..............................................                   213,570,000        234,698,000
   Restricted Cash and Securities ....................................                    12,793,000         12,482,000
   Reinsurance Recoverable (Less Current Portion).....................                    18,408,000         24,952,000
   Other.  ..............................................                                 36,058,000         36,421,000
                                                                                        ------------       ------------
      Total Other Assets..............................................                   280,829,000        308,553,000
                                                                                        ------------       ------------
TOTAL ASSETS..........................................................                  $570,090,000       $575,146,000
                                                                                        ============       ============

CURRENT LIABILITIES:
   Accounts Payable and Other Accrued Liabilities.....................                  $ 19,415,000        $21,576,000
   Accrued Payroll and Taxes..........................................                    13,388,000         14,174,000
   Medical Claims Payable.............................................                    36,447,000         37,463,000
   Current Portion of Reserves for Losses and
      Loss Adjustment Expense ........................................                    50,931,000         54,679,000
   Unearned Premium Revenue...........................................                    13,549,000         22,260,000
   Current Portion of Long-term Debt..................................                     2,395,000          7,108,000
                                                                                        ------------       ------------
      Total Current Liabilities.......................................                   136,125,000        157,260,000
RESERVES FOR LOSSES AND LOSS
   ADJUSTMENT EXPENSE (Less Current Portion)  ........................                   132,987,000        127,639,000
LONG-TERM DEBT (Less Current Portion).................................                    67,449,000         71,257,000
OTHER LIABILITIES ....................................................                    12,420,000         11,275,000
                                                                                        ------------       ------------
TOTAL LIABILITIES.....................................................                   348,981,000        367,431,000
                                                                                        ------------       ------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value, 1,000,000 Shares
      Authorized, None Issued
   Common Stock, $.005 Par Value, 40,000,000 Shares Authorized;
      Shares Issued: 1996 - 17,847,000; 1995 - 17,677,000;............                        89,000             88,000
   Additional Paid-in Capital.........................................                   150,648,000        147,240,000
   Treasury Stock, 100,200 Common Shares..............................                      (130,000)          (130,000)
   Unrealized Holding (Loss) Gain on
      Available-for-Sale Securities...................................                      (731,000)         9,659,000
   Retained Earnings..................................................                    71,233,000         50,858,000
                                                                                        ------------       ------------
      Total Stockholders' Equity......................................                   221,109,000        207,715,000
                                                                                        ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................                  $570,090,000       $575,146,000

                                                                                        ============       ============

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                           JUNE 30
                                                             ------------------------------     ------------------------------
                                                                 1996              1995             1996               1995
                                                             ------------      ------------     ------------       -----------
OPERATING REVENUES:
  Medical Premiums........................................   $ 93,431,000     $ 77,877,000      $184,036,000      $153,425,000
  Specialty Product Revenue...............................     33,348,000       23,682,000        64,287,000        46,757,000
  Professional Fees.......................................      7,723,000        3,852,000        15,295,000         7,670,000
  Investment and Other Revenue............................      6,860,000        6,332,000        13,756,000        12,163,000
                                                             ------------     ------------      ------------      ------------
    Total ................................................    141,362,000      111,743,000       277,374,000       220,015,000
                                                             ------------     ------------      ------------      ------------

OPERATING EXPENSES:
  Medical Expenses........................................     75,866,000       58,770,000       149,817,000       116,490,000
  Specialty Product Expenses..............................     33,660,000       24,502,000        64,183,000        47,123,000
  General, Administrative and Other ......................     17,316,000       15,694,000        34,479,000        30,803,000
                                                             ------------     ------------      ------------      ------------
    Total ................................................    126,842,000       98,966,000       248,479,000       194,416,000
                                                             ------------     ------------      ------------      ------------

OPERATING INCOME..........................................     14,520,000       12,777,000        28,895,000        25,599,000

OTHER INCOME AND EXPENSE:
  Minority Interests in Subsidiary Loss ..................        565,000          595,000           953,000         1,096,000
  Interest Expense and Other, Net  .......................     (1,397,000)      (1,678,000)       (2,594,000)       (3,215,000)
                                                             ------------     ------------      ------------      ------------
    Total ................................................       (832,000)      (1,083,000)       (1,641,000)       (2,119,000)
                                                             ------------     ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES ..................................     13,688,000       11,694,000        27,254,000        23,480,000

PROVISION FOR INCOME TAXES................................      3,477,000        2,798,000         6,879,000         5,945,000
                                                              -----------      -----------       -----------       -----------

INCOME FROM CONTINUING OPERATIONS ........................     10,211,000        8,896,000        20,375,000        17,535,000

NET OPERATING LOSS ON
    DISCONTINUED OPERATIONS ..............................                       1,046,000                           2,010,000

NET LOSS ON DISPOSAL OF
    DISCONTINUED OPERATIONS...............................                       4,590,000                           4,590,000
                                                          -----------------      --------- -----------------         ---------

NET INCOME................................................   $ 10,211,000     $  3,260,000      $ 20,375,000      $ 10,935,000
                                                             ============     ============      ============      ============

EARNINGS PER SHARE
  Income from Continuing Operations.......................          $ .58            $ .51             $1.15             $1.01
  Net Operating Loss on Discontinued
      Operations .........................................                             .06                                 .12
  Net Loss on Disposal of
      Discontinued Operations ............................                             .26                                 .26
                                                                  -------            -----           -------             -----
  Earnings per share .....................................          $ .58            $ .19             $1.15             $ .63
                                                                    =====            =====             =====             =====

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING...............................     17,706,000       17,381,000        17,667,000        17,340,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             SIX MONTHS ENDED
                                                                                        JUNE 30            JUNE 30
                                                                                         1996               1995
                                                                                    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..............................................................            $20,375,000         $10,935,000
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization........................................              5,022,000           4,350,000
     Provision for Doubtful Accounts......................................              1,251,000             321,000
     Effect from Discontinued Operations .................................                                  2,595,000
  Changes in Assets and Liabilities ......................................            (11,934,000)         (3,804,000)
                                                                                      -----------         -----------
     Net Cash Provided by Operating Activities ...........................             14,714,000          14,397,000
                                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures....................................................             (7,095,000)         (7,560,000)
  Land, Building and Equipment Dispositions, Net..........................                118,000             138,000
  Decrease in Short-term Securities.......................................              9,929,000          33,362,000
  Decrease (Increase) in Long-term Securities.............................             10,349,000         (29,000,000)
  Increase in Restricted Cash and Securities..............................               (166,000)           (786,000)
  Other ..................................................................                                  2,803,000
                                                                                   --------------         -----------
     Net Cash Provided by (Used for) Investing Activities.................             13,135,000          (1,043,000)
                                                                                      -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-term Borrowings......................................                500,000           1,375,000
  Payments on Debt and Capital Leases.....................................             (8,035,000)         (2,160,000)
  Exercise of Stock in Connection with Stock Plans........................              2,400,000           2,084,000
                                                                                      -----------         -----------
     Net Cash Provided by (Used for) Financing Activities.................             (5,135,000)          1,299,000
                                                                                      -----------         -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS....................................................             22,714,000          14,653,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................             57,044,000          38,045,000
                                                                                      -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................             79,758,000          52,698,000
                                                                                      ===========         ===========


                                                                                             SIX MONTHS ENDED
Supplemental Condensed Consolidated                                                     JUNE 30            JUNE 30
        STATEMENTS OF CASH FLOWS INFORMATION:                                            1996               1995
        ------------------------------------------------------------------          --------------     --------------
Cash paid during the period for interest
  (net of amount capitalized).............................................             $2,806,000          $3,179,000
Cash paid during the period for income taxes..............................              6,887,000           4,300,000

Non-cash Investing and Financing Activities:
  Reductions to funds withheld by ceding
     insurance company and future policy benefits.........................                446,000             657,000
  Additions to capital leases ............................................                                    189,000
  Tax benefits of stock issued for exercise of options ...................              1,009,000           1,141,000


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to as the "Company"). The financial statements also include the operations of HMO Texas L.C. ("HMO Texas"). The Company currently owns a 50% interest in HMO Texas and manages the HMO's operations. HMO Texas has an agreement with a key employee whereby he may be granted up to a 5% equity interest in HMO Texas if certain employment requirements are fulfilled in the future. All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three- and six-month periods ended June 30, 1996, have been made.

2. On October 31, 1995, the Company issued approximately 2.7 million shares of its common stock in exchange for all of the outstanding stock of CII Financial, Inc. ("CII"). The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CII for all periods prior to the merger.

3. In April, 1996, Sierra obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association for a term of five years at an interest rate indexed from the London InterBank Offering Rate ("LIBOR") plus 32 basis points. Such rate would have been 5.855% at June 30, 1996 if the line of credit had been drawn upon. The line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary.

4. Amounts in the accompanying Condensed Consolidated Financial Statements for the three months and six months ended June 30, 1995 have been reclassified to conform with the current period presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information which management believes is relevant for assessment and understanding of the
Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K filing dated March 4, 1996. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

        On October 31, 1995, the Company acquired CII, a workers' compensation insurance company, for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. The information contained in this discussion and analysis has been restated to include the results of CII.


RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

        The Company's total operating revenues for the three months ended June 30, 1996 increased 26.5% to $141.4 million compared to the three months ended June 30, 1995. The increase was primarily due to medical premium revenue increases of $15.6 million, or 20.0%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 19.1% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased slightly overall primarily due to a small increase in its capitation rate for its Medicare members established by the Health Care Financing Administration ("HCFA"). The Company realized minimal rate changes for the HMO subsidiaries' commercial groups and the managed indemnity subsidiary. Specialty product revenue increased $9.7 million, or 40.8%, in the three months ended June 30, 1996 compared to the same three-month period in the prior year. The increase was due to specialty product revenue growth in the workers' compensation insurance market. Professional fee revenues increased by $3.9 million, or 100.5%, primarily due to the acquisition of a medical facility in October 1995. Investment and other revenue increased approximately $500,000, or 8.3%, due to certain investment gains recognized in the second quarter of 1996, as well as an increase in the balance of invested funds.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 (CONTINUED).

        Total medical expenses increased by approximately $17.1 million over the same three-month period last year. This 29.1% increase resulted primarily from the consolidated member month growth discussed previously as well as clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of fully-insured members, resulted in an increase in medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") from 71.9% to 75.0%. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium received. Specialty product expenses increased $9.2 million, or 37.4% due primarily to the 40.8% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to workers' compensation insurance business.

        On the workers' compensation insurance business the combined ratio was 105.1% compared to 109.7% for the same period in the prior year. The decrease in the combined ratio is due primarily to a 20.7% decrease in the underwriting ratio partially offset by a 16.1% increase in the loss ratio. The higher loss ratio was impacted by the effects of the reduction in premium rates from the competitive open rating environment. The incurred losses for the current accident year were partially offset by favorable loss development on prior accident years totaling $3.1 million compared to favorable loss development of $6.3 million for the comparable prior year period. The loss and loss adjustment expense ratio for the three months ended June 30, 1996 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years and is within the range of reserves recommended by the Company's independent consulting actuary. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

        General, administrative and other ("G&A") costs increased $1.6 million, or 10.3%, compared to the second quarter of 1995. As a percentage of revenues, however, G&A costs for the second quarter of 1996 decreased to 12.2% from 14.0% during the comparable period in 1995. Of the $1.6 million increase in G&A, $500,000 consisted of increased compensation expense resulting primarily from additional employees supporting expanded services. Broker, third-party administration, and premium tax expenses increased approximately $800,000 due to increased membership. Additional increases in other G&A costs were offset by savings in advertising and legal costs. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended June 30, 1996 the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 (CONTINUED).

        The Company's effective tax rate for the second quarter of 1996 was approximately 25.4% compared to 23.9% in the second quarter of 1995. Such tax rates are the result of the Company's investment in tax preferred investments and the change in the deferred tax valuation allowance which is due primarily to the use of net operating loss carryovers.

        Income from continuing operations for the three months ended June 30, 1996, increased 14.8% to $10.2 million. The approximate $1.3 million increase in earnings was primarily due to increased operating revenues and decreased G&A expenses as a percentage of revenues. During 1995, CII sold its interest in an unprofitable subsidiary. The net loss on the operations and disposal of the subsidiary was approximately $5.6 million in the quarter ended June 30, 1995.


RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

        The Company's total operating revenues for the six months ended June 30, 1996 increased 26.1% to $277.4 million from $220.0 million, for the six months ended June 30, 1995. The increase was primarily due to medical premium revenue increases of approximately $30.6 million, or 20.0%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from an 18.8% increase in member months. The Company's HMO and insurance subsidiaries' premium rates increased approximately 1.2% overall primarily due to an increase in its capitation rate for its Medicare members established by HCFA. The Company realized minimal rate changes for the HMO subsidiaries' commercial groups and the managed indemnity subsidiary. Specialty product revenue increased $17.5 million, or 37.5%, in the six months ended June 30, 1996 compared to the same six-month period in the prior year. The increase was primarily due to specialty product revenue growth in the workers' compensation insurance market of approximately $17.1 million and a $400,000 increase in the specialty product revenue relating to administrative services for the six months ended June 30, 1996, compared to the same six-month period in the prior year. Professional fee revenues increased by $7.6 million, or 99.4%, primarily due to the acquisition of a medical facility in October 1995. Investment and other revenue increased $1.6 million, or 13.1%, due to certain investment gains recognized in the first six months of 1996, as well as an increase in the balance of invested funds.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED).

        Total medical expenses increased by approximately $33.3 million over the same six-month period last year. This 28.6% increase resulted primarily from the consolidated member month growth discussed previously as well as clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of fully-insured members, resulted in an increase in the Medical Loss Ratio from 72.3% to 75.2%. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium received. Specialty product expenses increased $17.1 million, or 36.2% due primarily to the 37.5% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to workers' compensation insurance business.

        On the workers' compensation insurance business, the combined ratio was 104.9% for the first six months of 1996 compared to 106.7% for the same period in the prior year. The decrease in the combined ratio is due primarily to a 16.1% decrease in the underwriting ratio partially offset by a 14.3% increase in the loss ratio. The increase in the loss and loss adjustment expense ratio is primarily attributable to a higher loss ratio for the current accident year. The higher loss ratio was impacted by the effects of the reduction in premium rates from the competitive open rating environment. The incurred losses for the current accident year were partially offset by favorable loss development on prior accident years totaling $7.1 million compared to favorable loss development of $10.7 million for the comparable prior year period. The loss and loss adjustment expense ratio for the six months ended June 30, 1996 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years and is within the range of reserves recommended by the Company's independent consulting actuary. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

        G&A costs increased $3.7 million, or 11.9%, compared to the first six months of 1995. As a percentage of revenues, however, G&A costs for the first six months of 1996 decreased to 12.4% from 14.0% during the comparable period in 1995. Of the $3.7 million increase in G&A, $2.0 million consisted of compensation expense resulting primarily from additional employees supporting expanded services. Broker, third-party administration, and premium tax expenses increased approximately $1.4 million due to increased membership. Additional increases in other G&A costs were partially offset by savings in advertising expense. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the six months ended June 30, 1996 the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED).

        The Company's effective tax rate for the first six months of 1996 was approximately 25.2% compared to 25.3% in the first six months of 1995. Such tax rates are the result of the Company's investment in tax preferred investments and the change in the deferred tax valuation allowance which is due primarily to the use of net operating loss carryovers.

        Net income for the six months ended June 30, 1996, increased 86.3% to $20.4 million compared to the same period in 1995. The approximate $9.4 million increase in earnings was primarily due to the effects of the operations of the disposed subsidiary. During 1995, CII sold its interest in an unprofitable subsidiary. The net loss on the operations and disposal of the subsidiary was approximately $6.6 million in the six months ended June 30, 1995. Income from continuing operations for the six-month period ended June 30, 1996 increased 16.2% to $20.4 million compared to the same period in the prior year.
The increase in income from continuing operations was due primarily to increased operating revenues and decreased G&A expenses as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

        During 1996, the Company's working capital increased $41.6 million to $59.7 million. The primary source of cash during this six-month period was operations.

        The Company's cash flow from operating activities during the six months ended June 30, 1996 resulted primarily from $20.4 million of net income, $5.0 million in depreciation and amortization and $1.3 million in provision for doubtful accounts. This source of cash was offset by an $11.9 million net change in assets and liabilities, excluding cash and cash equivalents. The decrease in cash which resulted from the change in operating assets and liabilities was primarily due to the change in unearned revenue, as well as accounts receivable and other current assets. These decreases in cash were partially offset by increases in the reserve for losses and loss adjustment expense, and a decrease in the reinsurance recoverable.

        The $8.0 million provided by investing and financing activities since December 31, 1995 primarily consisted of $20.1 million net decrease in investments offset by $7.0 million in net capital expenditures including construction costs associated with medical facilities, computer and medical equipment, and other capital needs to support the Company's growth. Additionally, $8.0 million used for the reduction of debt was offset in part by $2.4 million received in connection with the purchase of stock through the Company's stock plans, as well as $500,000 from borrowings.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        The holding  company may receive  dividends  from its HMO and  insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $12.8 million, as of June 30, 1996. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at June 30, 1996, $58.1 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries that would cause violation of statutory net worth and reserve requirements.

        In June 1996, the Company received notification regarding the CHAMPUS bid for Regions 7 and 8, which the Company made as part of a consortium of managed care companies. The consortium was awarded that contract. The Company expects to be providing health care services to the approximately 93,000 CHAMPUS eligibles in Nevada and parts of Missouri beginning in February 1997.

        The Company has submitted an initial response to the government's request for proposal for providing managed health care services to the 665,000 CHAMPUS eligibles living in 12 northeastern states plus the District of Columbia that comprise Region 1. The Company expects final notification of its bid results by the beginning of 1997. The Company expects to incur total expenses of approximately $6 million during the proposal process for the contract.

        In April, 1996, Sierra obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association for a term of five years at an interest rate equal to the LIBOR plus 32 basis points. Such rate would have been 5.855% at June 30, 1996 if the line of credit had been drawn upon. The line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary.

        In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. The Debentures are general unsecured obligations of CII only and were not guaranteed by Sierra. During the six months ended June 30, 1996 Sierra purchased $2,143,000 of CII Debentures on the open market.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        The Company has a 1996 capital budget of approximately $25.0 million, primarily for the construction of a new 59,000 square-foot medical facility, computer hardware and software, furniture and equipment, and other requirements needed for the Company's projected growth and expansion. Completion of the medical facility is expected in the first half of 1997 at an estimated cost of $7.3 million. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above to support growing membership, as well as debt service and expansion of the Company's operations. The Company believes that existing working capital, operating cash flow and, if necessary, equipment leasing, and amounts available under its credit facility will be sufficient to meet its liquidity needs.

        Additionally, subject to significant unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.


        The Company's membership at June 30, 1996 and 1995 was as follows:

                                                                         NUMBER OF MEMBERS AT PERIOD ENDED
                                                                       JUNE 30, 1996           JUNE 30, 1995
                                                                       -------------           -------------

HMO
  Commercial................................................              123,175                  109,541
  Medicare..................................................               27,428                   21,771
Managed Indemnity...........................................               33,157                   27,636
Medicare Supplement.........................................               19,217                   11,726
Administrative Services.....................................              306,691                  178,256
                                                                          -------                  -------
Total Members...............................................              509,668                  348,930
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

                         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SIERRA HEALTH SERVICES, INC.
                                                          (Registrant)




Date  AUGUST 14, 1996                              JAMES L. STARR
      --------------------                         --------------------
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