Form 10-Q
period 1996-09-30
SIERRA HEALTH SERVICES INC
filed 1996-11-14
CIK 754009

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to

Commission File Number 1-8865


                          SIERRA HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        NEVADA                                       88-0200415
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


  2724 NORTH TENAYA WAY
     LAS VEGAS, NV                                        89128
(Address of principal executive offices)                 (Zip Code)

                                 (702) 242-7000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


 As of October 31,1996 there were 17,789,000 shares of common stock outstanding.


-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                      INDEX
                                                                       Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995..........        3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 1996
                    and September 30, 1995............................        4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1996
                    and September 30, 1995............................        5

                  Notes to Condensed Consolidated
                    Financial Statements..............................        6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.....        7



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings...................................       14

      Item 2.     Changes in Securities...............................       14

      Item 3.     Defaults Upon Senior Securities.....................       14

      Item 4.     Submission of Matters to a Vote of
                    Security Holders..................................       14

      Item 5.     Other Information...................................       14

      Item 6.     Exhibits and Reports on Form 8-K....................       14

Signature.............................................................       15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30         December 31
                                                                                   1996                 1995
CURRENT ASSETS:
  Cash and Cash Equivalents.........................................             $ 73,691,000         $ 57,044,000
  Short-term Securities.............................................               89,782,000           72,579,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1996 - $5,722,000; 1995 - $5,000,000)...............               23,348,000           21,723,000
  Prepaid Expenses and Other Assets.................................               36,077,000           24,071,000
     Total Current Assets...........................................              222,898,000          175,417,000

LAND, BUILDINGS AND EQUIPMENT.......................................              131,767,000          122,725,000
  Less-Accumulated Depreciation.....................................              (37,717,000)         (31,549,000)
     Land, Buildings and Equipment - Net............................               94,050,000           91,176,000

OTHER ASSETS:
  Long-term Securities..............................................              196,810,000          234,698,000
  Restricted Cash and Securities....................................               12,959,000           12,482,000
  Reinsurance Recoverable (Less Current Portion) ...................               17,697,000           24,952,000
  Other.............................................................               35,100,000           36,421,000
     Total Other Assets.............................................              262,566,000          308,553,000
TOTAL ASSETS........................................................             $579,514,000         $575,146,000

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities....................             $ 35,953,000         $ 35,750,000
  Medical Claims Payable............................................               34,776,000           37,463,000
  Current Portion of Reserves for Losses and
     Loss Adjustment Expense .......................................               51,942,000           54,679,000
  Unearned Premium Revenue..........................................               13,155,000           22,260,000
  Current Portion of Long-term Debt.................................                2,178,000            7,108,000
     Total Current Liabilities......................................              138,004,000          157,260,000
RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion) ...................................              136,672,000          127,639,000
LONG-TERM DEBT (Less Current Portion)...............................               66,612,000           71,257,000
OTHER LIABILITIES...................................................               11,976,000           11,275,000
TOTAL LIABILITIES...................................................              353,264,000          367,431,000
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized;
    None Issued
  Common Stock, $.005 Par Value
    40,000,000 Shares Authorized;
    Shares Issued:  1996 - 17,889,000
      1995 - 17,677,000.............................................                   89,000               88,000
  Additional Paid-in Capital........................................              151,662,000          147,240,000
  Treasury Stock 100,200 Common Shares..............................                 (130,000)            (130,000)
  Unrealized Holding Gain (Loss) on
      Available-for-Sale Securities ................................                 (671,000)           9,659,000
  Retained Earnings.................................................               75,300,000           50,858,000
     Total Stockholders' Equity.....................................              226,250,000          207,715,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................             $579,514,000         $575,146,000

            See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended                      Nine Months Ended
                                                                       September 30                            September 30
                                                                    1996             1995                1996              1995
OPERATING REVENUES:
  Medical Premiums..........................................    $ 97,480,000      $ 80,592,000        $281,516,000     $234,017,000
  Specialty Product Revenue.................................      34,644,000        24,259,000          98,931,000       71,016,000
  Professional Fees.........................................       7,498,000         4,174,000          22,793,000       11,844,000
  Investment and Other Revenue..............................       6,623,000         6,591,000          20,379,000       18,754,000
    Total ..................................................     146,245,000       115,616,000         423,619,000      335,631,000

OPERATING EXPENSES:
  Medical Expenses..........................................      79,528,000        60,073,000         229,345,000      176,563,000
  Specialty Product Expenses................................      34,025,000        24,534,000          98,208,000       71,657,000
  General, Administrative and Other ........................      18,305,000        16,579,000          52,784,000       47,382,000
  Restructuring and Integration Expenses ...................       8,250,000                             8,250,000
    Total ..................................................     140,108,000       101,186,000         388,587,000      295,602,000

OPERATING INCOME............................................       6,137,000        14,430,000          35,032,000       40,029,000

OTHER INCOME AND EXPENSE:
  Minority Interests in Subsidiary Loss ....................         615,000           734,000           1,568,000        1,830,000
  Interest Expense and Other, Net  .........................      (1,330,000)       (1,437,000)         (3,924,000)      (4,652,000)
    Total ..................................................        (715,000)         (703,000)         (2,356,000)      (2,822,000)

INCOME  FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ......................................       5,422,000        13,727,000          32,676,000       37,207,000

PROVISION FOR INCOME TAXES..................................       1,355,000         4,028,000           8,234,000        9,973,000

INCOME FROM CONTINUING OPERATIONS ..........................       4,067,000         9,699,000          24,442,000       27,234,000

NET OPERATING LOSS ON
  DISCONTINUED OPERATIONS ..................................                                                              2,010,000

NET LOSS ON DISPOSAL OF
  DISCONTINUED OPERATIONS ..................................         ________          ________            ________       4,590,000

NET INCOME..................................................    $  4,067,000      $  9,699,000        $ 24,442,000    $  20,634,000

EARNINGS PER SHARE
  Income from Continuing Operations ........................            $.23              $.56               $1.38            $1.57
  Net Operating Loss on Discontinued
     Operations ............................................                                                                    .12
  Net Loss on Disposal of
     Discontinued Operations ...............................                                                                    .26
  Earnings Per Share  ......................................            $.23              $.56               $1.38            $1.19

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING.................................      17,775,000        17,470,000          17,703,000       17,384,000

            See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Nine Months Ended
                                                                                September 30          September 30
                                                                                    1996                  1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...........................................................            $24,442,000           $20,634,000
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization.....................................              7,781,000             6,718,000
     Provision for Doubtful Accounts...................................              2,044,000               585,000
     Effect from Discontinued Operations ..............................                                    2,595,000
  Changes in Assets and Liabilities ...................................            (11,488,000)           (3,783,000)
     Net Cash Provided by Operating Activities ........................             22,779,000            26,749,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures.................................................            (11,295,000)          (13,335,000)
  Land, Building and Equipment Dispositions, Net.......................                133,000               185,000
  Changes in Short-term Securities.....................................            (17,024,000)           52,506,000
  Changes in Long-term Securities......................................             26,986,000           (42,516,000)
  Changes in Restricted Cash and Securities............................               (327,000)               14,000
  Other ...............................................................                                    2,355,000
     Net Cash Used for Investing Activities............................             (1,527,000)           (  791,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Long-term Borrowings...................................              1,000,000             1,875,000
  Payments on Debt and Capital Leases..................................             (8,964,000)           (2,758,000)
  Exercise of Stock in Connection with Stock Plans.....................              3,359,000             2,576,000
     Net Cash (Used for) Provided by Financing Activities..............             (4,605,000)            1,693,000
NET INCREASE IN CASH
  AND CASH EQUIVALENTS.................................................             16,647,000            27,651,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................             57,044,000            38,045,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................            $73,691,000           $65,696,000


                                                                                      For the Nine Months Ended
Supplemental Condensed Consolidated                                               September 30         September 30
     Statements of Cash Flows Information:                                            1996                 1995
Cash Paid During the Period for Interest
  (Net of Amount Capitalized)..........................................             $5,199,000            $5,836,000
Cash Paid During the Period for Income Taxes...........................              6,940,000             6,907,000

Non-cash Investing and Financing Activities:
  Reductions to Funds Withheld by Ceding
     Insurance Company and Future Policy Benefits......................                692,000               896,000
  Additions to Capital Leases .........................................                                      189,000
  Tax Benefits of Stock Issued for Exercise of Options ................              1,065,000             1,291,000


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to as the "Company.") The financial statements also include the operations of HMO Texas L.C. ("HMO Texas"). As of September 30, 1996 the Company owned a 50% interest in HMO Texas and manages the HMO's operations. HMO Texas has an agreement with a key employee whereby he may be granted up to a 5% equity interest in HMO Texas if certain employment requirements are fulfilled in the future. In October 1996 the Company agreed to acquire full ownership of HMO Texas for $5.0 million. All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the years ended December 31, 1995 and 1994. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three- and nine-month periods ended September 30, 1996, have been made.

2. On October 31, 1995, the Company issued approximately 2.7 million shares of its common stock in exchange for all of the outstanding stock of CII Financial, Inc. ("CII"). The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CII for all periods prior to the merger.

3. In April, 1996, Sierra obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association for a term of five years at an interest rate indexed from the London InterBank Offering Rate ("LIBOR") plus 32 basis points. Such rate would have been 5.905% at September 30, 1996 if the line of credit had been drawn upon. The line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary.

4. As previously announced on November 4, 1996, the Company has proposed a merger with Physician Corporation of America ("PCA") by merger, providing for the exchange of .45 share of Sierra's common stock for each share of PCA common stock.

5. Amounts in the accompanying Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 1995 have been reclassified to conform with the current year presentation.

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

Results of Operations, three months ended September 30, 1996, compared to three months ended September 30, 1995

         The Company's total operating revenues for the three months ended September 30, 1996 increased 26.5% to $146.2 million, from $115.6 million for the three months ended September 30, 1995. The increase was primarily due to medical premium revenue increases of $16.9 million, or 21.0%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 19.4% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased slightly overall, primarily due to a small increase in its capitation rate for its Medicare members as established by the Health Care Finance Administration ("HCFA"). The Company realized minimal rate changes for the HMO subsidiaries' commercial groups and the managed indemnity subsidiary. Specialty product revenue increased $10.4 million, or 42.8%, in the three months ended September 30, 1996, compared to the same three-month period in the prior year. The increase was due to specialty product revenue growth in the workers' compensation insurance market. Professional fee revenue increased by $3.3 million, or 79.6%, due primarily to the acquisition of a medical facility in October 1995. Investment and other revenue increased slightly from the comparable period in the prior year.

         Total medical expenses increased by $19.5 million over the same three-month period last year. This 32.4% increase resulted primarily from the consolidated member month growth discussed previously as well as clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of fully-insured members, resulted in an increase in medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") from 70.9% to 75.8%. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Specialty product expenses increased $9.5 million, or 38.7%, primarily due to the 42.8% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended September 30, 1996, compared to three months ended September 30, 1995 (continued)

         The combined ratio for the workers' compensation insurance business was 104.4% compared to 108.1% for the same period in the prior year. The decrease in the combined ratio is due primarily to a 14.7% decrease in the operating expense ratio partially offset by an 11.0% increase in the loss ratio. The higher loss ratio was impacted by the effects of the reduction in premium rates from the competitive open rating environment in California. The incurred losses for the current accident year were partially offset by the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as favorable loss development in California on prior accident years totaling $3.4 million compared to favorable loss development of $4.8 million for the comparable prior year period. The loss and loss adjustment expense ratio for the three months ended September 30, 1996 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years and is within the range of reserves recommended by the Company's independent consulting actuary. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

         General, administrative and other ("G&A") costs increased $1.7 million, or 10.4%, compared to the third quarter of 1995. As a percentage of revenues, however, G&A costs for the third quarter of 1996 decreased to 12.5% from 14.3% during the comparable period in 1995. Of the $1.7 million increase in G&A, $400,000 consisted of increased compensation expense resulting primarily from additional employees supporting expanded services. Broker, third-party administration and premium tax expenses increased approximately $1.0 million due to increased membership. Additional increases in other G&A costs were offset by savings in advertising, promotion, and public relations costs. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended September 30, 1996 the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

         In the third quarter of 1996, the Company recorded expenses of $8.3 million for the restructuring and integration of certain insurance operations in California, Arizona, and Colorado. Consolidation of these operations will improve operating efficiencies and allow the Company to focus more on its core operating markets.

         Excluding the effect of the restructure and integration costs, operating income for the three months ended September 30, 1996 remained consistent with the three months ended September 30, 1995. Increases in operating revenues were offset by corresponding increases in operating expenses. Net income decreased by $5.6 million, primarily due to the restructuring and integration expenses offset by a $2.7 million decrease in the provision for income taxes. The decrease in the effective tax rate from 29.3% to 25.0% resulted from the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance which is due primarily to the ability to use a portion of net operating loss carryovers.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, nine months ended September 30, 1996, compared to nine months ended September 30, 1995

         The Company's total operating revenues for the nine months ended September 30, 1996 increased 26.2% to $423.6 million, from $335.6 million for the nine months ended September 30, 1995. The increase was primarily due to medical premium revenue increases of $47.5 million, or 20.3%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 19.1% increase in member months for the period. The Company's HMO and managed indemnity insurance subsidiaries' premium rates increased slightly, primarily due to a small increase in its capitation rate for its Medicare members established by HCFA. The Company realized minimal rate changes for the HMO subsidiaries' commercial groups and the managed indemnity subsidiary. Specialty product revenue increased $27.9 million, or 39.3%, in the nine months ended September 30, 1996 compared to the same nine-month period in the prior year. The increase was primarily due to specialty product revenue growth in the workers' compensation insurance market and a $500,000 increase in specialty product revenue relating to administrative services for the nine months ended September 30, 1996, compared to the same nine-month period in the prior year. Professional fees increased by $10.9 million, or 92.4%, primarily due to the acquisition of a medical facility in October 1995. Investment and other revenue increased $1.6 million, or 8.7%, due to certain investment gains recognized in the first six months of 1996, as well as an overall increase in the balance of invested funds.

         Total medical expenses increased by $52.8 million over the same nine-month period last year. This 29.9% increase resulted primarily from the consolidated member month growth discussed previously as well as clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of fully-insured members, resulted in an increase in the Medical Loss Ratio from 71.8% to 75.4%. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium received. Specialty product expenses increased $26.6 million, or 37.1%, due primarily to the 39.3% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

         The combined ratio for the workers' compensation insurance business was 104.7% for the first nine months of 1996 compared to 107.2% for the same period in the prior year. The decrease in the combined ratio is due primarily to a
15.6% decrease in the operating expense ratio partially offset by a 13.2% increase in the loss ratio. The increase in the loss and loss adjustment expense ratio is primarily attributable to a higher loss ratio for the current accident year. The higher loss ratio was impacted by the effects of the reduction in premium rates from the competitive open rating environment in California. The incurred losses for the current accident year were partially offset by the Company's ability to overlay and implement managed care techniques to the workers' compensation claims, as well as favorable loss development on prior accident years totaling $10.5 million compared to favorable loss development of $15.6 million for the comparable prior year period. The loss and loss adjustment expense ratio for the nine months ended September 30, 1996 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years and is within the range of reserves recommended by the Company's independent consulting actuary. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, nine months ended September 30, 1996, compared to nine months ended September 30, 1995 (continued)

         G&A costs increased $5.4 million, or 11.4%, compared to the first nine months of 1995. As a percentage of revenues, however, G&A costs for the first nine months of 1996 decreased to 12.5% from 14.1% during the comparable period in 1995. Of the $5.4 million increase in G&A, $2.4 million consisted of compensation expense resulting primarily from additional employees supporting expanded services. Broker, third-party administration, and premium tax expenses increased approximately $2.4 million due to increased membership. Additional increases in other G&A costs were partially offset by savings in advertising expense. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the nine months ended September 30, 1996 the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest and other expense decreased approximately $700,000 due primarily to the reduction of debt.

         In the third quarter of 1996, the Company recorded expenses of $8.3 million for the restructuring and integration of certain insurance operations in California, Arizona, and Colorado. Consolidation of these operations will improve operating efficiencies and allow the Company to focus more on its core operating markets.

         The Company's effective tax rate for the nine months ended September 30, 1996 was approximately 25.2% compared to 26.8% for the same period in 1995. Such tax rates are the result of the Company's investment in tax preferred investments and the change in the deferred tax valuation allowance which is due primarily to the ability to use a portion of net operating loss carryovers.

         Excluding the effect of the restructure and integration costs, operating income increased approximately $3.3 million for the nine months ended September 30, 1996 compared to the same period of the prior year. The increase was due primarily to increased operating revenues, and decreased G&A expenses as a percentage of revenues, partially offset by an increase in the medical loss ratio. Net income for the nine-month period increased $3.8 million primarily due to the reasons discussed above, offset by $8.3 million of expenses relating to integration and restructuring of the insurance operations in California, Arizona, and Colorado. In addition, CII sold its interest in an unprofitable subsidiary during 1995 resulting in a net loss on the operations and disposal of the subsidiary of approximately $6.6 million in the nine months ended September 30, 1995.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

         During 1996, the Company's working capital increased $66.7 million to $84.9 million. The primary source of cash during this nine-month period was operations.

         The Company's cash flow from operating activities during the nine months ended September 30, 1996 resulted primarily from $24.4 million of net income and $7.8 million in depreciation and amortization. This source of cash was offset by a $9.4 million net change in assets and liabilities, excluding cash and cash equivalents. The decrease in cash which resulted from the change in operating assets and liabilities was primarily due to the change in unearned revenue and other current assets, as well as net accounts receivable. These decreases in cash were partially offset by increases in the reserve for losses and loss adjustment expense and a decrease in the reinsurance recoverable.

         The $6.1 million used for investing and financing activities since December 31, 1995 primarily consisted of $11.3 million in net capital expenditures including construction costs associated with medical facilities, office facilities, computer and medical equipment, and other capital needs to support the Company's growth offset by a $9.6 million net decrease in investments. Additionally, $9.0 million used for the reduction of debt was offset in part by $3.4 million received in connection with the purchase of stock through the Company's stock plans, as well as $1.0 million from borrowings.

         The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $13.0 million, as of September 30, 1996. The HMO and insurance subsidiaries must also meet requirements to maintain minimum capital and surplus on a statutory basis, ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at September 30, 1996, $59.9 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

         The Company is part of a consortium of managed care companies that submitted a bid to CHAMPUS for Regions 7 and 8. In June 1996, the consortium received notification that it had been awarded the contract.

         The Company has submitted an initial response to the government's request for proposal for providing managed health care services to the 665,000 CHAMPUS eligibles living in 12 northeastern states plus the District of Columbia that comprise Region 1. The Company expects final notification of its bid results in the first quarter of 1997. The Company expects to incur total expenses of approximately $7 million during the proposal process for the contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

         In April, 1996, Sierra obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association for a term of five years at an interest rate equal to the LIBOR plus 32 basis points. Such rate would have been 5.905% at September 30, 1996 if the line of credit had been drawn upon. The line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary.

         In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. The Debentures are general unsecured obligations of CII only and were not guaranteed by Sierra. During the nine months ended September 30, 1996 Sierra purchased $2,303,000 of the Debentures on the open market.

         The Company has a 1996 capital budget of approximately $25.0 million, primarily for the construction of a new 59,000 square-foot medical facility, computer hardware and software, furniture and equipment, and other requirements needed for the Company's projected growth and expansion. Completion of the medical facility is expected in the first half of 1997 at an estimated cost of $7.3 million. In addition, in the third quarter of 1996 the Company broke ground on a six-story office building and a five-story parking structure on land contiguous to the existing administrative headquarters and other Company-owned buildings in northwest Las Vegas. Construction is scheduled for completion in late 1997 at an estimated cost of $29 million, exclusive of the cost of the land. The land was purchased for approximately $2.0 million in December 1995. The Company anticipates financing the building through a leasing arrangement.

         The Company's liquidity needs over the next 12 months will primarily be for capital items to support growing membership, as well as debt service and expansion of the Company's operations, including acquisition and integration.

         Subject to significant unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

         The Company's membership at September 30, 1996 and 1995 was as follows:

                                                                          Number of Members at Period Ended
                                                                         September 30            September 30
                                                                             1996                    1995


HMO
  Commercial..................................................              127,329                  111,783
  Medicare....................................................               28,539                   23,931
Managed Indemnity.............................................               34,940                   29,245
Medicare Supplement...........................................               20,937                   13,367
Administrative Services.......................................              291,754                  183,036
Total Members.................................................              503,499                  361,362


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

                            PART II OTHER INFORMATION


Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

                   (11)      Computation of earnings per share

                   (27)      Financial Data Schedule

                   (99) Press Release announcing the merger of Sierra Health Services, Inc. with
                             Physician Corporation of America

               (b) Reports on Form 8-K

                   None

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SIERRA HEALTH SERVICES, INC.
                                             (Registrant)



Date    November 14, 1996                    /S/ JAMES L. STARR
                                             James L. Starr
                                             Vice President
                                             Chief Financial Officer
                                               and Treasurer
                                             (Chief Accounting Officer)