Form 10-K
period 1996-12-31
SIERRA HEALTH SERVICES INC
filed 1997-03-31
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997 was $405,166,000.

The number of shares of the registrant's common stock outstanding on March 14, 1997 was 17,865,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
       DOCUMENT                                          WHERE INCORPORATED

Registrant's Current Report on Form 8-K dated                  Part I
  March 28,1997.                                           Part II, Item 7

Portions of the registrant's definitive proxy statement for     Part III
its 1997 annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.

                          SIERRA HEALTH SERVICES, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          Page
                                     PART I

Item  1.      Business ...................................................  1

Item  2.      Properties..................................................  14

Item  3.      Legal Proceedings...........................................  14

Item  4.      Submission of Matters to a Vote of Security Holders.........  14


                                     PART II

Item  5.      Market for Registrant's Common Stock and
                 Related Stockholder Matters..............................  15

Item  6.      Selected Financial Data.....................................  16

Item  7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operation.................................  17

Item  8.      Financial Statements and Supplementary Data.................  26

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................  54


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..........  54

Item 11.      Executive Compensation......................................  54

Item 12.      Security Ownership of Certain Beneficial Owners
                and Management............................................  54

Item 13.      Certain Relationships and Related Transactions..............  54


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules
                and Reports on Form 8-K...................................  55

                                     PART I


ITEM 1.           BUSINESS
                                     GENERAL

     Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"), is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's strategy has been to develop and offer a portfolio of managed health care and workers' compensation products to employer groups and individuals. The Company's broad range of managed health care services is provided through its federally qualified and non-qualified health maintenance organizations ("HMOs"), insurance companies, managed indemnity plans, a third-party administrative services program for employer-funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care and workers' compensation product lines are also offered.

     In June 1996, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") granted a 5-year contract to provide health services to Regions 7 and 8, which includes a total of 17 states, to a consortium consisting of Sierra and 13 other health care companies. In April 1997, this consortium will begin providing health care to approximately 700,000 individuals, of which Sierra will be responsible for providing care to approximately 93,000 individuals in Nevada and Missouri.

     In November 1996, the Company acquired the remaining ownership interests of HMO Texas for $5.0 million. The Company had previously held a 50 percent interest in the Houston-based health plan which had approximately 12,700 members at the end of 1996.

     Effective December 31, 1996, the Company purchased Prime Holdings, Inc. ("Prime") for approximately $31.2 million in cash. At December 31, 1996, Prime operated MedOne Health Plan, Inc., a 12,800 member HMO, and also served 215,000 people through preferred provider organizations ("PPOs"), workers' compensation programs and administrative services products for self-insured employers and union welfare funds primarily in the state of Nevada.

     The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and its telephone number is (702) 242-7000.

Managed Care Products and Services

     The Company's primary types of health care coverage are HMO plans, HMO Point of Service ("POS") plans, and managed indemnity plans, which include a PPO option. As of December 31, 1996, the Company provided HMO products to approximately 177,000 members. Of these HMO members, approximately 92% reside in Nevada. The POS products allow members to choose one of the various coverage options when medical services are required instead of one plan for the entire year. The Company also provides managed indemnity products to approximately 46,000 members, Medicare supplement products to approximately 23,000 members, and administrative services to approximately 501,000 members, of whom a significant portion are employees covered through workers' compensation products. Medical premiums account for approximately 67% of total revenues, 87% of which are derived from southern Nevada.

     Health Maintenance Organizations. The Company operates a mixed group network model HMO in Nevada, and a network model HMO in Texas, as well as managed indemnity PPO plans. Most of its managed health care services in Nevada are provided through its networks of over 1,800 providers and 17 hospitals. These networks include the Company's multi-specialty medical group, which provides medical services to approximately 74% of the Company's Nevada HMO members and employs over 134 primary care and other providers in various medical specialties. The Company directly provides home health care, hospice care and behavioral health care services. In addition, the Company operates two 24-hour urgent care centers, a radiology department, a vision department, an occupational medicine department and two free-standing, state-licensed and Medicare-approved ambulatory surgery centers. The Company believes that this vertical integration of its health care delivery system provides a competitive advantage as it has helped it to manage health care costs effectively while delivering quality care. As of December 31, 1996, the Texas HMO members were served by approximately 1,600 contracted providers and 33 hospitals. Contracted primary care physicians and specialists for the HMOs are compensated on a capitation or modified fee-for-service basis. Contracts with their primary hospitals are on a capitation or discounted per diem basis. Members receive a wide range of coverage after paying a nominal co-payment and are eligible for preventive care coverage. The HMOs do not require deductibles, co-insurance or claim forms.

     In addition to its commercial HMO plan, which involves traditional HMO benefits and Point of Service benefits, the Company offers prepaid health care programs for Medicare-eligible beneficiaries called Senior Dimensions in Nevada and Golden Choice in Texas. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in the Company's Nevada service area. Federal legislation has been enacted which allows delivery of health care to Medicare beneficiaries through HMOs. Such legislation provides that the federal government will reimburse HMOs for health care services to Medicare beneficiaries in an amount equal to 95% of the Medicare payments to fee-for-service providers in a defined service area. As of December 31, 1996, approximately 29,000, or 17%, of the Company's total Nevada HMO members were enrolled in Senior Dimensions. The Senior Dimensions plan enables Medicare beneficiaries to reduce their out-of-pocket expenses and receive additional benefits not covered by Medicare. In July 1996 the Company's Texas HMO received approval to offer a Medicare risk product and by the end of the year 11% of the Company's HMO Texas members were enrolled in Golden Choice.

     Social Health Maintenance Organization. Effective November 1, 1996, the Company entered into a three year Social HMO contract pursuant to which a large portion of the Company's Medicare risk enrollees will receive certain expanded benefits. The Company expects to receive additional revenues for providing these expanded benefits. The additional revenues will be determined based on health care assessments that will be performed on the Company's eligible Medicare risk members. The additional benefits include, among other things, assisting the eligible Medicare risk members with typical daily living functions such as bathing, dressing, walking and shopping. These members, as identified in the health care assessments, are ones who currently have difficulty performing such daily living functions because of a health or physical problem. The additional reimbursement will be subject to adjustment based on the number of beneficiaries who need assistance with the social problems noted above and their individual health care assessments. The ultimate payment received from the Health Care Financing Administration ("HCFA") will be based on these and other factors and is expected to exceed the current reimbursement rate from HCFA. At this time, however, there can be no assurance as to what the final per member reimbursement will be.

     Preferred Provider Organizations. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either non-contracted or contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's Nevada PPO network, consisting of approximately 3,000 providers and 32 hospitals. As of December 31, 1996, approximately 46,000 persons were enrolled in Sierra's managed indemnity plans.

     The Company currently provides managed indemnity and Medicare supplement services to individuals in Nevada, Arizona, Colorado, Texas, California, New Mexico, Missouri, and Mississippi. The Company is also exploring further expansion in certain other states. During 1996 the Company adopted a plan to restructure certain insurance operations to allow the Company to focus on more favorable operating markets. This plan significantly reduced the Company's presence in Arizona and Colorado for certain managed indemnity products.

     Workers' Compensation Subsidiary. On October 31, 1995, the Company acquired CII Financial, Inc. ("CII") for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. CII writes workers' compensation insurance in the states of California, Colorado, Kansas, Nebraska, New Mexico, Texas, and Utah. CII has licenses in 24 states and the District of Columbia. California and Colorado represent approximately 87% and 10%, respectively, of CII's fully insured workers' compensation insurance premiums in 1996. Workers' compensation insurance premiums account for approximately 21% of the Company's total revenue. In conjunction with the acquisition a supplemental indenture was filed modifying CII's 7 1/2% convertible subordinated debentures (the "Debentures"). As a result each $1,000 in principal is now convertible into
16.921 shares of Sierra's common stock at a conversion price of $59.097 per share.

     Administrative Services. The Company's administrative services products provide, among other things, utilization review and PPO services to large employer  groups  that  are  usually  self-insured.  As of  December  31,  1996, approximately 289,000 persons were enrolled in the Company's administrative services plans. The Company also provides workers' compensation medical management services to employers in Nevada. As of December 31, 1996, enrollment in this program was approximately 212,000.

     Ancillary Medical Services. Among the ancillary medical services offered by the Company are outpatient surgical care, diagnostic tests, medical and surgical procedures, inpatient and outpatient laboratory tests, x-ray, CAT scans and nuclear medicine services. The Company also provides home health care services, a hospice program and mental health and substance abuse services. These services are provided to members of the Company's HMO, managed indemnity and administrative services plans as well as to approximately 99,000 participants from non-affiliated employer groups and an insurance company.

     Ongoing Initiatives. During 1995, the Company entered the bidding process to provide health services for military dependents and retirees in Nevada and a portion of Missouri. In June 1996, the Office of the Civilian Health and Medical Program of the Uniformed Services ("OCHAMPUS") granted a 5-year contract to provide these services to Regions 7 and 8, which includes a total of 17 states, to a consortium consisting of Sierra and 13 other health care companies. This consortium will begin providing health care to approximately 700,000 individuals in April 1997 of which the Company will be providing care to approximately
93,000. In addition, the Company has submitted a proposal as the prime contractor to CHAMPUS to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region 1. This region includes approximately 665,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, northern Virginia and Washington, D.C. The Company expects to incur expenses of approximately $8.0 to $10.0 million during the Region 1 contract proposal process. The Company anticipates learning of the status of its bid in the second quarter of 1997.

Marketing

     The Company's marketing efforts for its commercial managed care products involve a two-step process. The Company first makes presentations to employers and then provides information directly to employees once the employer has decided to offer the Company's products. Once a relationship with a group is established and a group agreement is negotiated and signed, the Company's marketing efforts focus on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time of their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods. Medicare risk products are primarily marketed by the HMO's sales employees. Retention of employer groups and membership growth is accomplished through print advertising directed to employers and through consumer media campaigns. Media communications convey the Company's emphasis on preventive care, ready access to health care providers and quality service. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars and direct mail advertising to clients. Members' satisfaction with Company benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

     The Company's workers' compensation insurance policies are sold primarily through independent insurance agents and brokers, who may also represent other insurance companies. The Company believes that independent insurance agents and brokers choose to market the Company's insurance policies primarily because of the price the Company charges. Additional considerations include the quality of service that the Company provides and the commissions the Company pays. The Company employs full-time employees as marketing representatives to make personal contacts with agents and brokers, to maintain regular communication with them, to advise them of the Company's services and products, and to recruit additional agents and brokers. As of December 31, 1996, the Company had relationships with approximately 420 agents and 30 brokers and paid its agents and brokers commissions based on a percentage of the gross written premium produced by such agents and brokers. The Company also utilizes a number of promotional media, including advertising in publications and at trade fairs, to support the efforts of its independent agents.

Membership

Period End Membership:


                                                                     Years Ended December 31,
                                                    1996          1995         1994         1993         1992
HMO:
    Commercial..............................         147,000      116,000      107,000       89,000       82,000
    Medicare................................          30,000       25,000       20,000       15,000       14,000
Managed Indemnity...........................          46,000       31,000       24,000       30,000       30,000
Medicare Supplement.........................          23,000       15,000        9,000        4,000        2,000
Administrative Services.....................         501,000      211,000      144,000       59,000       59,000
    Total Membership........................         747,000      398,000      304,000      197,000      187,000

     For the years ended December 31, 1996 and 1995, the Company received approximately 24.2% and 23.9%, respectively, of its total revenues pursuant to its contract with the HCFA to provide health care services to Medicare enrollees. The Company's contract with HCFA is subject to annual renewal at the election of HCFA and requires the Company to comply with federal HMO and Medicare laws and regulations and may be terminated if the Company fails to so comply. The termination of the Company's contract with HCFA would have a material adverse effect on the Company's business. In addition, there have been, and the Company expects that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty.

     The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 1996, the Company's ten largest HMO employer groups were, in the aggregate, responsible for approximately 11% of the Company's total revenues. Although none of such employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups would, if not replaced with similar membership, have a material adverse effect upon the Company's business. The Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

     HMO and Managed Indemnity Products. A significant distinction between the Company's health care delivery system and that of many other managed care providers is the fact that approximately 74% of the Company's Nevada HMO members receive primary health care through the Company's own multi-specialty medical group. The Company makes health care available through providers employed by the multi-specialty medical group and an independently contracted network of physicians, hospitals and other providers.

     Under the Company's HMOs, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. These primary care physicians and some specialists are compensated to a limited extent on the basis of how well they coordinate appropriate medical care. The Company has a system of incentive risk arrangements and utilization management with respect to its independently contracted primary care physicians. The Company compensates its independently contracted primary care physicians and specialists by using both capitation and modified fee-for-service payment methods. Under both the capitation and modified fee-for-service methods, an incentive risk arrangement is established for institutional services. Additional amounts may be made available to certain capitated physicians if hospital costs are less than anticipated for the Company's HMO members. For those primary care physicians receiving payments on a modified fee-for-service basis, portions of the payments otherwise due the physicians are withheld. The amounts withheld are available for payment to the physicians if, at year-end, the expenditures for both institutional and non-institutional medical services are within predetermined, contractually agreed upon ranges. It is believed that this method of incentive risk payment is advantageous to the physician, the Company and the members because all share in the benefits of managing health care costs. The Company has, however, negotiated capitation agreements with certain specialists who do not participate in the incentive risk arrangements. The Company monitors health care utilization, including evaluation of elective surgical procedures, quality of care and financial stability of its capitated providers to facilitate access to service and to ensure member satisfaction.

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

     The Company provides, or negotiates discounted contracts with hospitals for the provision of, inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. The Company believes that it currently has a favorable contract with its primary southern Nevada contracted hospital, Columbia Sunrise Hospital. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis after December 31, 1997. Since a majority of the Company's southern Nevada hospital days are at Columbia Sunrise Hospital, this contract assists the Company in managing a significant portion of its medical costs. The contract expires in the year 2012. The Company has negotiated a capitation arrangement with Columbia Hospital, Inc. for hospital services provided in Houston to members of the Company's Texas HMO.

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

Risk Management

     The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company's multi-specialty medical group maintains excess malpractice insurance for the providers presently employed by the group. The Company has, however, assumed the risk for the first $250,000 per malpractice case, not to exceed $1.5 million in the aggregate per contract year up to its limits of coverage. In addition, the Company requires all of its independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which the Company contracts are self-insured. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed $75,000 during the contract year and up to $2.0 million per member per lifetime. Workers' compensation claims are reinsured between $350,000 and $60.0 million per occurrence. In the ordinary course of its business, however, the Company is subject to claims that are not insured, principally claims for punitive damages.

Information System

     The Company has in place certain data systems which assist the Company in, among other things, pricing its services, monitoring utilization and other cost factors, providing bills on a timely basis, identifying accounts for collection and handling various accounting and reporting functions. Its imaging and workflow systems are used to process and track claims and coordinate customer service. Where it is cost efficient, the Company's system is connected to large provider groups, doctors' offices, payors and brokers to enable efficient transfer of information and communication. The Company views its information systems capability as critical to the performance of ongoing administrative functions and integral to quality assurance and to the coordination of patient care across care sites. The Company is continually modifying or improving its information systems capabilities in an effort to improve operating efficiencies.

Quality Assurance and Improvement

     The Company has developed programs to help ensure that the health care services provided by its HMO and managed indemnity plans meet the professional standards of care established by the medical community. The Company believes that its emphasis on quality allows it to increase and retain its members. The Company monitors and evaluates the availability and quality of the medical care rendered by the providers in its HMO and insurance plans and periodically audits selected diagnoses, problems and referrals to determine adherence to appropriate standards of medical care. In addition, the Company has medical directors who, supported by a professional medical staff, monitor the quality and appropriateness of health care by analyzing a physician's utilization of diagnostic tests, laboratory and radiology procedures, specialty referrals, prescriptions and hospitals. Physicians and hospitals selected to provide services to the Company's members are subject to the Company's quality assurance programs including a formal credentialing process of all physicians.

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

     With the increasing significance of managed care in the health care industry, several independent organizations have been formed for the purpose of responding to external demands for accountability over the managed care industry. The organizations utilized by the Company are the National Committee on Quality Assurance (the "NCQA") and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The NCQA performs site reviews of standards established for quality assurance, credentialing, utilization management, medical records, preventive services and member rights and responsibilities. The JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources and network performance. In 1995, the Nevada HMO voluntarily applied for accreditation from the NCQA with respect to its operations in southern Nevada, which was denied. The Company has addressed most of the NCQA's findings for Nevada and has recently gone through an NCQA site visit. The results are still pending. The Company's Nevada multi-specialty clinic has received a full three-year accreditation from the American Association for Ambulatory Health Care -- the highest accreditation issued to ambulatory care facilities. The clinic is the only multi-specialty site in Nevada to be awarded this accreditation. Also, the Nevada HMO, along with the Company's managed indemnity subsidiary, have received "excellent" ratings from the A.M. Best Company, an independent insurance industry rating organization. The Company's workers' compensation subsidiaries have received "very good" ratings from the A.M. Best Company. There can be no assurance, however, that the Company will receive or maintain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations will have on the Nevada HMO's competitive position in southern Nevada.

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

     In addition to those premium charges paid by the employers with whom the Company's HMOs contract, members also pay co-payments at the time certain services are provided. The Company believes that such co-payments encourage appropriate utilization of health care services while allowing the Company to offer competitive premium rates. The Company also believes that the capitation method of provider compensation encourages physicians to provide only medically necessary and appropriate care.

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

     Workers' Compensation. Prior to insuring a particular risk, the Company reviews, among other factors, the employer's prior loss experience and premium payment history. Additionally, the Company determines whether the employer's employment classifications are among the classifications that the Company has elected to insure generally and if the amounts of the premiums for the classifications are within the Company's guidelines. The Company reviews these classifications periodically to evaluate whether they are profitable. A member of the Company's loss control department may conduct an on-site safety inspection before the Company insures the employer. The Company generally initiates this inspection for enterprises with manufacturing or construction classifications. The Company may also initiate inspections if the enterprise previously has had a high loss ratio or frequent losses. If the on-site inspection reveals hazards that can be corrected, and an agreement can be reached with the employer that these hazards will be corrected in a time frame established by the Company's underwriting department, the Company may issue a policy subject to correction of those hazards. In the event the Company has issued a policy where no previous inspection has been conducted, and subsequently learns through an inspection the employer has hazards that must be corrected, the Company will request that the employer correct the hazards within a specified period of time. If these hazards are not corrected, the Company may cancel the policy for non-compliance of the hazard correction. With regard to new business, the agent or broker will usually submit the claims history on the prospective account. In those situations where the claims history is not supplied by the agent or broker, other sources (such as the prior insurer) are used to obtain the appropriate claims history if possible.

     In California, under open rating as it became effective for policyholders in 1995, the Company has subdivided many of the standard classifications. These subclassifications have been determined on the Company's perception of differences in risk exposure. As a result, different rates have been filed for each of these subclassifications. The use of these subclassifications requires more detailed information than was required prior to open rating. The Company ascertains characteristics of various employers through the use of questionnaires and telephone inquiries by underwriters to determine the proper subclassification. Subclassifications are subject to verification by loss control and premium audits.

Competition

     HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. The Company's major competition in Las Vegas is from self-funded employer plans, PPO networks, other HMOs, such as Humana Care Plus and Pacificare, Inc., and traditional indemnity carriers, such as Blue Cross/Blue Shield. Many of the Company's competitors have substantially larger total enrollments, have greater financial resources and offer a broader range of products than the Company. Additional competitors with greater financial resources than the Company may enter the Company's market in the future. The Company believes that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. The Company depends on a large PPO network and flexible benefit plans to attract new members. Competitive pressures are expected to limit the Company's ability to increase premium rates and, to a lesser extent, to result in declining premium rates. Accordingly, the profitability of the Company will, to a large extent, depend on the Company's ability to manage the costs of providing health care benefits to its members. The inability of the Company to manage these costs would have an adverse impact on the Company's future results of operations by reducing margins. In addition, competitive pressures may also result in reduced membership levels. Any such reductions could materially affect the Company's results of operations.

     Workers' Compensation. The Company's workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. Based upon data provided by the Workers' Compensation Insurance Rating Bureau ("WCIRB"), for the year ended December 31, 1995, which is the latest data available, there were approximately 225 insurance companies writing workers' compensation insurance in California. Many of the Company's competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage, have greater financial resources and have greater distribution capability than the Company. The largest writer of workers' compensation insurance in California is the State Compensation Insurance Fund. Prior to 1995, the Company concentrated on insuring workers' compensation accounts in the small- to medium-size range. Under the current open rating environment, the Company is actively pursuing accounts of all sizes.

     In all states in which the Company is currently writing business, competition for workers' compensation insurance is primarily driven by price and secondarily by services provided to insureds and agents. In states other than California, commissions are normally not a dominant competitive factor. In those other states, the National Council on Compensation Insurance ("NCCI") is usually the designated rating organization. Like the WCIRB in California, the NCCI accumulates statistical information and recommends pure loss costs to the state's Department of Insurance. As in California under the open rating environment, the Company then adds loss cost multipliers or expense loads to derive premium rates. Rating plans in those states are more "standardized" and are usually based on plans developed by the NCCI. Unlike California, where the Company has developed subclasses, the Company will use standard classes in the other states.

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

     When  a  claim  is  reported,  the  Company's  claims  personnel  initially establish reserves on a case-by-case basis for the estimated amount of the ultimate payment. These estimates reflect the judgment of the claims personnel based on their experience and knowledge of the nature and value of the specific type of claim and the available facts at the time of reporting as to severity of injury and initial medical prognosis. Included in these reserves are estimates of the expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process. Claims personnel adjust the amount of the case reserves as the claim develops and as the facts warrant.

     IBNR reserves are established for unreported claims and loss development relating to current and prior accident years. In the event that a claim that occurred during a prior accident year was not reported until the current accident year, the case reserve for such claim typically will be established out of previously established IBNR reserves for that prior accident year.

     The Company reviews the adequacy of its reserves on a monthly basis and considers external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors that could cause actual losses and loss adjustment expenses ("LAE") to change. Reserves are reviewed with the Company's independent actuary at least annually. The actuarial projections include a range of estimates reflecting the uncertainty of projections. Management evaluates the reserves in the aggregate, based upon the actuarial indications and makes adjustments where appropriate. The consolidated financial statements of the Company provide for reserves based on the anticipated ultimate cost of losses.

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

     The Company must file periodic reports with, and is subject to periodic review and audit by, federal and state licensing authorities. The Company has HMO licenses in Nevada and Texas and is subject to regulation by the Nevada Division of Insurance, the Nevada Division of Health and the Texas Department of Insurance. The Company's health insurance subsidiary is domiciled and incorporated in California and is licensed in 26 states, with current operations in Nevada, Arizona, Colorado, Texas, California, New Mexico, Missouri and Mississippi. It is subject to licensing by and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's premium rate increases are subject to various state insurance department approvals. The Company's HMO and insurance subsidiaries are also required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $20,000 to $2.2 million and totalling $13.6 million at December 31, 1996. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity ranging from $200,000 to $5.2 million. The Company's Nevada HMO and health insurance subsidiaries currently maintain home offices and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada.

     The Company's HMO subsidiaries are also restricted by state law as to the amount of dividends that can be declared and paid. Moreover, insurance companies and HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend" is generally defined as a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the lesser of (i) ten percent of the insurer's surplus as of the preceding December 31 or (ii) the net gain from operations of such insurer, not including realized capital gains, for the 12-month period ending on the preceding December 31. The Company is not in a position to assess the likelihood of obtaining future approval for the payment of "extraordinary dividends" or dividends other than those specifically allowed by law in each of its subsidiaries' states of domicile. No prediction can be made as to whether any legislative proposals relating to dividend rules in the domiciliary states of the Company's subsidiaries will be made or adopted in the future, whether the insurance departments of such states will impose either additional restrictions in the future or a prohibition on the ability of the Company's regulated subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on the Company's regulated subsidiaries.

     The Company is subject to the Federal HMO Act and the regulations promulgated thereunder. Of the Company's three subsidiary HMOs, only MedOne Health Plan, acquired at the end of 1996, is not federally- qualified under this Act. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to its health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of such person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

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

     As a result of the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been or may be introduced in the United States Congress and state legislatures. Any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business.

     For example, recent news reports indicate that President Clinton may submit a budget proposal to Congress that will reduce Medicare spending by $100 billion and impose certain limits on Medicaid spending. Although neither the present administration's health care reform proposals nor alternative health care reform proposals introduced by certain members of Congress were previously adopted, the Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") was passed by Congress and signed into law by President Clinton on August 21, 1996 and will generally take effect beginning July 1, 1997. While the Accountability Act contains provisions regarding health insurance or health plans, such as portability and limitations on pre-existing condition exclusions, guaranteed availability and renewability, it also contains several anti-fraud measures that significantly change health care fraud and abuse provisions. Some of the provisions include (i) creation of an anti-fraud and abuse trust fund and coordination of fraud and abuse efforts by federal, state and local authorities,
(ii) extension of the criminal anti-kickback statues to all federal health programs, (iii) expansion of and increase in the amount of civil monetary penalties and establishment of a knowledge standard for individuals or entities potentially subject to civil monetary penalties, and (iv) revisions to current sanctions for fraud and abuse, including mandatory and permissive exclusion from participation in the Medicare or Medicaid programs. The Company does not believe that the Accountability Act should have a material adverse effect on the Company's operations, but is unable to predict the ultimate impact of any federal or state restructuring of the health care financing and delivery system, which ultimately could have a material adverse impact on the operations, financial condition and prospects of the Company.

     Workers' Compensation. The Company is subject to extensive governmental regulation and supervision in each state in which it conducts workers' compensation business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally has its source in statutes that establish regulatory agencies and delegate to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to such matters as licensing companies; restricting the types or quality of investments; requiring triennial financial examinations and market conduct surveys of insurance companies; licensing agents; regulating aspects of a company's relationship with its agents; restricting use of some underwriting criteria; regulating rates, forms and advertising; limiting the grounds for cancellation or nonrenewal of policies, solicitation and replacement practices; and specifying what might constitute unfair practices. Moreover, the payment of dividends and the making of other distributions to the Company by its workers' compensation insurance company subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations, applicable state corporate laws and regulations, the terms of agreements to which they may become a party and government regulations, which restrict in certain circumstances the payment of dividends and distributions and the transfer of assets to the Company.

     In the normal course of business, the Company and the various state agencies that regulate the activities of the Company may disagree on interpretations of laws and regulations, policy wording and disclosures or other related issues. These disagreements, if left unresolved, could result in administrative hearings and/or litigation. The Company attempts to resolve all issues with the regulatory agencies, but is willing to litigate issues where it believes it has a strong position. The ultimate outcome of these disagreements could result in sanctions and/or penalties and fines assessed against the Company. Currently, there are no litigation matters pending with any department of insurance.

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

     General. Besides state insurance laws, the Company is subject to general business and corporation laws, federal and state securities laws, consumer protection laws, fair credit reporting acts and other laws regulating the conduct and operation of its subsidiaries.

Employees

     The Company had approximately 2,600 employees on December 31, 1996. None of these employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.           PROPERTIES

     The Company owns several administrative facilities in southern Nevada totalling approximately 221,000 square feet. Such facilities include an approximate 134,000 square foot six-story home office building and an approximate 43,000 square foot two-story corporate administrative headquarters. These buildings are subject to liens securing a $7.8 million loan balance from Bank of America. The Company also owns several clinical facilities in the southern Nevada area totalling approximately 319,000 square feet and consisting primarily of six medical clinics and two surgery centers. Certain clinical space is subject to a $3.2 million mortgage in favor of GE Capital Asset Management Corporation. The Company leases additional office and clinical space in Nevada totalling approximately 137,000 and 59,000 square feet, respectively. The Company owns real estate and a building in Park City, Utah purchased in 1996 to provide entertainment and a meeting environment for significant current and prospective clients, brokers and others who assist in the Company's marketing efforts. In connection with its workers' compensation insurance subsidiary, the Company leases approximately 141,000 square feet of office space in California. The Company also leases approximately 42,000 square feet of office space in various states as needed for other regional operations, including the Texas HMO.

     The Company has begun construction of an approximately 59,000 square foot medical facility in Las Vegas with an estimated total cost of $7.3 million. Completion is expected in the fourth quarter of 1997. The Company believes that current and planned clinical space will be adequate for its present needs. Additional clinical space may be required, however, if membership continues to expand in southern Nevada. The Company has also begun construction of an additional administrative building of approximately 180,000 square feet. Costs are expected to be approximately $35.0 million, and completion is scheduled for the fourth quarter of 1997. The land was purchased for approximately $2.0 million in December 1995.

ITEM 3.           LEGAL PROCEEDINGS

     On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District
Court"), seeking, among other things, specific performance of the merger agreement and monetary damages. While the Company believes the PCA lawsuit is without merit, there can be no assurance as to the outcome of the PCA lawsuit. The Company has filed a motion in the District Court seeking a dismissal of the PCA lawsuit for lack of diversity jurisdiction. The Company has also initiated a lawsuit in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation or that PCA will have sufficient funds to pay any damages that the Company may be awarded.

     The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information

     The Company's common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, was listed on the American Stock Exchange since the Company's initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock on the respective exchanges for each quarter of 1996 and 1995.

         Period                                                                     High               Low

         1996
             First Quarter........................................                 $36                 $29 7/8
             Second Quarter.......................................                   35 7/8              29
             Third Quarter........................................                   34 7/8              25 1/4
             Fourth Quarter.......................................                   34 3/8              22 3/8

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
             Fourth Quarter.......................................                   33 1/8              24 1/8

On March 14, 1997, the closing sale price of the common stock was $26 1/2 per share.

Holders

     The number of record holders of Common Stock at March 14, 1997 was 318. Based upon information available to it, the Company believes there are several thousand beneficial holders of the Common Stock.

Dividends

     No cash dividends have been paid on the Common Stock since the Company's inception. The Company currently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a holding company, the Company's ability to declare and to pay dividends is dependent upon cash distributions from its operating subsidiaries. The ability of the Company's HMO and insurance subsidiaries to declare and to pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.) The declaration of any future dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements and the financial condition of the Company and upon general business conditions.

ITEM 6.           SELECTED FINANCIAL DATA

       The following selected consolidated financial data of Sierra Health Services, Inc., and subsidiaries (the "Company"), for each of the fiscal years in the five-year period ended December 31, 1996 should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data below has been derived from the audited Consolidated Financial Statements of the Company.

                            Years Ended December 31,
                                                                      1996            1995         1994           1993         1992
                                                                                  (Amounts in thousands, except per share data)
Statement of Operations Data (1):
OPERATING REVENUES:
   Medical Premiums.............................................     $386,968       $319,475      $269,382      $240,691   $217,624
   Specialty Product Revenue....................................      133,324        102,807       101,287       113,714    107,229
   Professional Fees............................................       28,836         19,417        12,331        11,254     10,206
   Investment and Other Revenue.................................       26,283         25,310        19,081        17,771     15,397
     Total......................................................      575,411        467,009       402,081       383,430    350,456
OPERATING EXPENSES:
   Medical Expenses.............................................      315,915        245,135       200,229       178,526    166,495
   Specialty Product Expenses...................................      130,758        102,859        96,600       118,868    156,042
   General, Administrative and Marketing Expenses...............       72,237         63,562        53,671        50,715     44,176
   Acquisition, Restructuring and Other Expenses (2) ...........       12,064         11,614
     Total......................................................      530,974        423,170       350,500       348,109    366,713
OPERATING INCOME (LOSS) ........................................       44,437         43,839        51,581        35,321    (16,257)
OTHER INCOME (EXPENSE):
   Minority Interests ..........................................        2,065          2,471          (113)         (179)      (249)
   Interest Expense and Other, Net..............................       (4,888)        (6,208)       (6,288)       (4,258)    (4,641)
   Litigation Settlement........................................                                                               (784)
     Total......................................................       (2,823)        (3,737)       (6,401)       (4,437)    (5,674)
Income (Loss) from Continuing Operations
     Before Income Taxes .......................................       41,614         40,102        45,180        30,884    (21,931)
Provision for Income Taxes......................................       10,471         12,198         8,236         8,435      7,045
Income (Loss) from Continuing Operations........................       31,143         27,904        36,944        22,449    (28,976)
Loss from Discontinued Operations ..............................                      (6,600)       (2,501)         (404)
Extraordinary Gain .............................................                                                                457
Cumulative Effect of Adopting FAS 109...........................                                                   5,250

NET INCOME (LOSS)...............................................     $ 31,143       $ 21,304     $  34,443     $  27,295   $(28,519)

EARNINGS PER COMMON SHARE (3)
   Income (Loss) from Continuing Operations
     Per Share .................................................        $1.76          $1.60         $2.36         $1.50    $ (1.98)
   Loss Per Share from Discontinued Operations .................                        (.38)         (.16)         (.02)
   Extraordinary Gain Per Share ................................                                                                .03
   Cumulative Effect of Adopting FAS 109. ......................                                                     .35
   Net Income (Loss) Per Share .................................        $1.76          $1.22         $2.20         $1.83    $ (1.95)

   Weighted Average Number of Common
     Shares Outstanding ........................................       17,726         17,414        15,678        14,939     14,601


                            Years Ended December 31,
                                                                      1996            1995         1994           1993          1992
                                                                                                  (Amounts in thousands)

Balance Sheet Data:
   Working Capital .............................................     $ 76,530       $ 18,157      $ 71,337      $ 21,323   $ 10,578
   Total Assets.................................................      629,462        575,146       535,487       445,510    373,848
   Long-term Debt (Net of Current Maturities)...................       66,189         71,257        75,209        72,802     64,461
   Cash Dividends Per Common Share..............................         NONE           NONE          NONE          NONE       NONE
   Stockholders' Equity.........................................      234,482        207,715       168,157        84,708     54,380

(1) The Company's consolidated financial statements have been restated to reflect the results of acquisitions accounted for in accordance with pooling of interests method of accounting. See Note 1 of Notes to the Consolidated Financial Statements.

(2) In connection with certain acquisitions and restructurings, the Company recorded certain non-recurring incremental costs. See Note 13 of Notes to the Consolidated Financial Statements.

(3) Adjusted to account for a two-for-one stock split of the Company's common stock in 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant for assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this 1996 Annual Report on Form 10-K should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K filing dated March 28, 1997. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Acquisitions

     Effective December 31, 1996, the Company purchased Prime for approximately $32.2 million in cash. At December 31, 1996, Prime operated MedOne Health Plan, Inc., a 12,800 member HMO, and also served 215,000 people through preferred provider organizations, workers' compensation programs, and administrative services products for self-insured employers and union welfare funds, primarily in the state of Nevada. The acquisition of Prime has been accounted for as a purchase and, therefore, none of Prime's prior operations have been included in the information contained in this discussion and analysis; however, all of the acquired assets and liabilities have been reflected in the Company's ending consolidated balance sheet, along with the associated goodwill.

     In November 1996, the Company acquired the remaining ownership interests of HMO Texas for $5.0 million. The Company had previously held a 50 percent interest in the Houston-based health plan which had approximately 12,700 members at the end of 1996.

     On October 31, 1995, the Company acquired CII Financial, Inc., a workers' compensation insurance holding company, for approximately $76.3 million of common stock, in a transaction accounted for as a pooling of interests. The information contained in this discussion and analysis has been restated to include the results of CII for all periods presented.

Overview

     The Company derives revenues from its health maintenance organizations, managed indemnity and workers' compensation insurance subsidiaries. To a lesser extent, the Company also derives additional specialty product revenues from non-HMO and insurance products (consisting of fees for workers' compensation administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services  to  non-members  and  co-payment  fees  received  from  members),  and investment and other revenue. Medical premium revenues accounted for approximately 67.3%, 68.4%, and 67.0% of the Company's total revenues for 1996, 1995 and 1994, respectively. Continued medical premium revenue growth is principally dependent upon continued enrollment in the Company's products and upon competitive and regulatory factors which are expected to limit the Company's ability to implement annual premium rate increases.

     The Company's principal expenses consist of medical expenses, specialty product expenses, and general, administrative and marketing expenses. Medical expenses represent the aggregate expenses of operating the Company's multi-specialty medical group and other provider subsidiaries as well as capitation fees and other fee-for-service payments paid to independently contracted physicians, hospitals and other health care providers. As a provider of managed care services, the Company seeks to manage medical expenses by employing or contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, by monitoring and managing utilization of physicians and hospital services and by providing incentives to use cost-effective providers. Specialty product expenses primarily consist of losses and loss adjustment expenses, and underwriting expenses associated with the Company's workers' compensation insurance subsidiaries. General, administrative and marketing expenses generally represent operational costs other than those associated with the delivery of health care services and specialty product services.

     Acquisition, restructuring and other expenses represent the non-recurring incremental costs the Company has incurred in connection with various mergers, acquisitions and planned dispositions.

Results of Operations

     The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                                            Years Ended December 31,
                                                                     1996              1995             1994
OPERATING REVENUES:
     Medical Premiums........................................         67.3%            68.4%            67.0%
     Specialty Product Revenue...............................         23.2             22.0             25.2
     Professional Fees.......................................          5.0              4.2              3.1
     Investment and Other Revenue............................          4.5              5.4              4.7
        Total................................................        100.0            100.0            100.0

OPERATING EXPENSES:
     Medical Expense.........................................         54.9             52.5             49.8
     Specialty Product Expense...............................         22.7             22.0             24.0
     General, Administrative and Marketing Expenses..........         12.6             13.6             13.4
     Acquisition, Restructuring and Other Expenses ..........          2.1              2.5
        Total................................................         92.3             90.6             87.2

OPERATING INCOME ............................................          7.7              9.4             12.8

OTHER INCOME (EXPENSE):
     Minority Interests .....................................          0.4              0.5
     Interest Expense and Other, Net.........................       (0.9)            (1.3)            (1.6)
        Total................................................       (0.5)            (0.8)            (1.6)

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ....................................          7.2              8.6             11.2

PROVISION FOR INCOME TAXES...................................          1.8              2.6              2.0

INCOME FROM CONTINUING OPERATIONS ...........................          5.4              6.0              9.2

NET OPERATING LOSS ON DISCONTINUED
   OPERATIONS  ..............................................                         (.4)             (.6)

NET LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS ..................................                        (1.0)

NET INCOME...................................................          5.4%             4.6%              8.6%

1996 Compared to 1995

     Revenues. The Company's total operating revenues for 1996 increased 23.2% to $575.4 million from $467.0 million for 1995. The increase was primarily due to medical premium revenue increases of approximately $67.5 million, or 21.1%, from the Company's HMO and managed indemnity insurance subsidiaries. Such premium growth resulted principally from a 19.6% increase in member months. The Company experienced an overall rate increase for its Medicare members due to an approximate 2.9% increase in its capitation rate established by HCFA. Additionally, the Company realized minimal rate changes for the HMO subsidiary's commercial groups and managed indemnity insurance subsidiary. The Company's specialty product revenue increased $30.5 million, or 29.7%, to $133.3 million in 1996 from $102.8 million in 1995. Such increases were primarily from workers' compensation premiums in California. Professional fees increased $9.4 million, or 48.5%, over 1995 to $28.8 million. This increase is due primarily to the acquisition of a medical facility in the fourth quarter of 1995 as well as expanded services at the Company's existing medical facilities. Investment and other revenue increased $1.0 million, or 3.8%, over the prior year due to changes in the investment balances and market yield fluctuations.

     Medical and Specialty Product Expenses. Total medical expenses increased by $70.8 million in 1996 compared to 1995. This 28.9% increase resulted from the consolidated member month growth discussed above, as well as the clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of total members, increased the Company's medical loss ratio to 76.0% for the twelve months ended December 31, 1996, from 72.3% for the comparable twelve months in 1995. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium revenue received. Specialty product expenses increased $27.9 million, or 27.1%, over 1995. This increase is due primarily to the increase in workers' compensation premiums noted above, offset in part by the Company's ability to overlay managed care techniques on the management and payment of certain workers' compensation claims. In addition, specialty product expenses for 1996 and 1995 were impacted by the loss development on prior accident years. During the year, the Company had net favorable loss development on prior accident years of $15.3 million, compared to net favorable loss development of $20.1 million for the comparable prior year period. The majority of the favorable loss development occurred on the 1992 through 1994 accident years. The favorable development on the 1992 accident year appears to be primarily due to the Company's aggressive actions to resolve claims. The favorable development on the 1993 and 1994 accident years appears to have been aided by the workers' compensation reforms that were enacted in July 1993 to combat the abuses in the California workers' compensation system. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future. See Note 6 of Notes to Consolidated Financial Statements.

     General, Administrative and Marketing Expenses. General, administrative and marketing ("G&A") costs increased $8.7 million, or 13.6%, for the twelve months ended December 31, 1996 compared to the twelve months ended December 31, 1995. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1996 decreased to 12.6% from 13.6% during the comparable period in 1995. Of the $8.7 million increase in G&A, $3.3 million is in compensation costs primarily resulting from additional employees supporting expanded services, $3.8 million is from percent of premium costs such as broker commissions and premium taxes, and the remaining $1.6 million is made up of various changes which individually are insignificant.

     Acquisition, Restructuring and Other Expenses. During 1995, as part of the Company's clinical expansion and growth efforts, the Company acquired a medical facility in Mohave County, Arizona, across the border from Laughlin, Nevada. This medical facility included a small 12 bed hospital. During 1996 the Company implemented a plan to exit the hospital business and has actively pursued buyers for this business. As a result of this plan, the Company took a charge of $3.8 million ($2.8 million after tax) in the fourth quarter of 1996, primarily to recognize the estimated costs to dispose of the hospital.

     As a result of higher than expected claim and administrative costs relative to premium rates that can be obtained in certain regional insurance operations and the Company's inability to negotiate adequate provider contracts due to its limited presence in some of these markets, the Company adopted a plan to restructure certain insurance operations during the third quarter of 1996 and recorded a charge of $8.3 million. The plan included the sale or closure of certain regional operations in California, Arizona, and Colorado. The plan will allow the Company to focus on more favorable operating markets and improve operating efficiencies. The Company believes that this restructuring, over time, will result in improved cash flow and operating cost savings in excess of the amount of the charge.

     As a result of these restructurings, the Company recorded expenses of $12.1 million. These costs included cancellation of certain contractual obligations of $6.0 million, lease termination costs of $1.5 million, and $4.6 million of other costs including the estimated costs to dispose of the hospital. As of December 31, 1996, approximately $4.1 million of these costs had been paid or otherwise charged against the accrual and the Company estimates that most of the remaining cash expenditures will be paid over the next twelve months.

     Income Taxes. The Company's effective tax rate for the year ended December 31, 1996 was 25.2%, compared to 30.4% in 1995, or 25.4% after taking into account the non-deductible merger costs incurred in 1995. The difference between the Company's effective tax rate and the current federal tax rate is due primarily to a $2.7 million tax benefit recorded as a result of a reduction of the deferred tax valuation allowance and the Company's significant portfolio of tax preferred investments. See Note 8 of Notes to Consolidated Financial Statements.

     Net Income. Net income for 1996 increased $9.8 million, or 46.2%, over 1995. This increase was impacted in part by several non-recurring items including the restructurings in 1996 and discontinued operations and merger costs in 1995. Excluding non-recurring items and the related tax effects, income from ongoing operations for 1996 increased $2.6 million, or 6.9%.

1995 Compared to 1994

     Revenues. The Company's total operating revenues for 1995 increased 16.1% to $467.0 million from $402.1 million for 1994. The increase was primarily due to medical premium revenue increases of approximately $50.1 million, or 18.6% from the Company's HMO and managed indemnity insurance subsidiaries. Such premium growth resulted principally from a 12.5% increase in member months. The Company experienced an overall rate increase for its Medicare members due to an approximate 7.5% increase in its capitation rate established by HCFA. Additionally, the Company realized minimal rate changes for the HMO subsidiary's commercial groups and managed indemnity insurance subsidiary. The Company's specialty product revenue increased slightly to $102.8 million in 1995 from $101.3 million in 1994. Specialty product revenue increased by $1.7 million in Nevada and $2.0 million in all other states excluding California. Such increases were offset by a $2.2 million decrease in the amount of specialty product revenue earned in California. The decrease in California specialty product revenues is primarily due to the abolishment of minimum premium rates in the California workers' compensation market and the commencement of open rating effective January 1, 1995, as well as a 16% rate decrease which had occurred October 1, 1994. Professional fees increased by $7.1 million, or 57.5% over 1994 due principally to the opening of three new medical clinics (one in the latter part of 1994 and two in 1995), a new surgery center, and the acquisition of a medical facility. Investment and other revenue increased $6.2 million, or 32.6%, primarily due to increased investment balances from the Company's common stock offering completed in October 1994.

     Medical and Specialty Product Expense. Total medical expenses increased by approximately $44.9 million in 1995 compared to 1994. This 22.4% increase resulted from the consolidated member month growth discussed above, as well as the clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of total members, increased the Company's medical loss ratio to 72.3% for the twelve months ended December 31, 1995, from 71.1% for the comparable twelve months in 1994. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium revenue received. Specialty product expenses increased by 6.5% over 1994. This increase is primarily the result of a higher loss ratio in 1995 due to the decrease in premium rates discussed above, offset in part by favorable development during 1995 in reserves for prior accident years. During the year, the Company had net favorable loss development on prior accident years of $20.1 million, compared to net favorable loss development of $14.0 million for the comparable prior year period. The majority of the favorable loss development occurred on the 1992 and 1993 accident years. The favorable development on the 1992 accident year appears to be primarily due to the Company's aggressive actions to resolve claims. The favorable development on the 1993 accident year appears to have been aided by the workers' compensation reforms that were enacted in July 1993 to combat the abuses in the California workers' compensation system. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future.
See Note 6 of Notes to Consolidated Financial Statements.

     General, Administrative and Marketing Expenses. General, administrative and marketing ("G&A") costs increased 18.4% to $63.6 million for the twelve months ended December 31, 1995 compared to the twelve months ended December 31, 1994. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1995 increased to 13.6% from 13.3% during the comparable period in 1994. Excluding the operations of HMO Texas, however, G&A as a percentage of revenue for 1995 decreased to 12.6%. Of the $9.9 million increase in G&A, approximately $4.8 million was due to the HMO Texas operations. Additional increases include $3.2 million of compensation costs primarily resulting from additional employees supporting expanded services, and $1.6 million in additional marketing and related fees.

     Income Tax. The Company's effective income tax rate for the year ended December 31, 1995, was 30.4% compared to 18.2% for the year ended 1994. This change is primarily due to the non-deductibility of a significant portion of the merger costs incurred in 1995 and a $4.0 million tax benefit recorded as part of the 1994 provision as a result of a reduction of the deferred tax valuation allowance. See Note 8 of Notes to Consolidated Financial statements.

     Discontinued Operations. During 1995, CII sold its interest in an unprofitable subsidiary for approximately $1.0 million in cash and securities. This disposal resulted in a loss on discontinued operations, net of tax effects, of $6.6 million in 1995 compared to losses of $2.5 million from the discontinued operations in 1994.

     Net Income. Net income for 1995 decreased to $21.3 million, from $34.4 million in 1994. This decrease is primarily due to the non-recurring items previously discussed, discontinued operations, merger and integration expenses, and the change in the deferred tax valuation allowance. Excluding non-recurring items and the related tax effects, income from ongoing operations for 1995 increased 11.9% to $36.8 million from $32.9 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by $46.5 million to $103.6 million at December 31, 1996, from $57.0 million at December 31, 1995. At December 31, 1996, the Company had working capital of $76.5 million. The primary source of cash received during the year ended December 31, 1996, was operations.

     The Company's cash flow from operating activities resulted in $52.4 million of cash flow for the twelve months ended December 31, 1996. This cash flow was primarily generated from net income of $31.1 million, $10.5 million in depreciation and amortization, and a net change in operating assets and liabilities, excluding cash and cash equivalents, of $10.8 million. The increase in cash from fluctuations in such operating assets and liabilities is principally due to increases in the reserve for losses and loss adjustment expense, other liabilities and medical claims payable, as well as a decrease in reinsurance recoverable. These increases in cash were offset by increases in accounts receivable and other assets.

     In 1996 the Company spent $36.3 million on the acquisition, net of cash acquired, of Prime and the remaining interests of HMO Texas and $17.9 million in capital expenditures. Capital expenditures were primarily for new facilities as well as the expansion of existing medical facilities and include the construction costs of a 59,000 square foot medical facility in Las Vegas with completion expected in the fourth quarter of 1997, medical equipment for the Breast Care Center and 23 hour recovery unit, remodeling of certain existing medical space and construction costs on an additional administrative headquarters building of approximately 180,000 square feet. Such facilities accounted for $8.5 million of the total capital expenditures. Other capital expenditures were primarily for business expansion of the HMO and insurance operations, along with general corporate expansion. Such amounts include $3.2 million in computer hardware and software. In addition, the Company reduced debt obligations by $9.6 million in 1996. Most of this debt reduction was a result of the Company paying off a mortgage on one of the clinics. These cash outflows were offset through the net change of marketable securities, as well as $3.6 million received in connection with the purchase of stock through the Company's employee stock plans.

     In April 1996, the Company obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association ("BofA") for a term of five years at an interest rate equal to the London InterBank Offering Rate ("LIBOR") plus 32 basis points. Such rate would have been 5.875% at December 31, 1996 if the line of credit had been drawn upon.

     In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. Unamortized issuance costs of $1.1 million are included in other assets on the balance sheet and are being amortized over the life of the Debentures. The Debentures are general unsecured obligations of CII only and are not guaranteed by Sierra. During the twelve months ended December 31, 1996, the Company purchased $2.3 million of the Debentures on the open market. At December 31, 1996, CII had total assets of $315.9 million, consisting primarily of investments, and total liabilities of $271.0 million, consisting primarily of reserves for losses and loss adjustment expense and the debentures. For the year ended December 31, 1996, CII had net premiums earned of $121.0 million and investment and other revenue of $18.7 million, and total operating expenses of $128.9 million.

     The Company has a 1997 capital budget of approximately $45.0 million, primarily for the completion of the construction on the new 59,000 square-foot medical facility and 180,000 square foot six-story corporate headquarters building and accompanying five-story parking structure, computer hardware and software, furniture and equipment, and other requirements due to the Company's projected growth and expansion. Completion of the medical facility is expected in the fourth quarter of 1997 at an estimated cost of $7.3 million. Completion of the additional building at the corporate headquarters complex is expected in the fourth quarter of 1997 at an estimated cost of $35.0 million, of which $3.5 million was spent in 1996. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above to support growing membership in Nevada, as well as debt service and expansion of the Company's operations. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing and equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $13.6 million and $12.5 million, as of December 31, 1996 and December 31, 1995, respectively. The HMO and insurance subsidiaries also meet requirements to maintain minimum stockholder's equity ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at December 31, 1996, $85.2 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its HMO or insurance subsidiaries that would cause violation of statutory net worth and reserve requirements.

     On March 18, 1997, the Company announced it had terminated its merger agreement with PCA. During the first quarter of 1997, the Company intends to record certain costs and expenses incurred as a result of the terminated merger. See Item 3. Legal Proceedings for discussion on associated litigation.

     On January 10, 1997, the Company and PCA entered into a credit and share pledge agreement (the "PCA Loan") pursuant to which the Company made a demand loan to PCA in the amount of $16.8 million with an 8.25% fixed rate of interest. The proceeds of the PCA Loan were used by PCA to make a principal payment under PCA's existing credit facility in which Citibank N.A. is the agent ("PCA Credit Facility"). The PCA Loan is subordinated as to payment of principal and interest to the amount due under the PCA Credit Facility (estimated to be in excess of $100 million) and is secured by a lien on the stock of certain of PCA's subsidiaries, second in priority to the lien securing the PCA Credit Facility. The PCA Loan provides that the Company will not take any action to collect payment until the earlier of the PCA Credit Facility being paid in full or six months from the date the Company notifies Citibank N.A., as agent, that it intends to take such action. On March 20, 1997 the Company notified Citibank N.A. of its intent to demand payment. There can be no assurance that PCA will have sufficient funds to pay the PCA Credit Facility and the PCA Loan in full.

     The Company has submitted a proposal as the prime contractor to OCHAMPUS to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region
1. This region includes approximately 665,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, northern Virginia and Washington, D.C. The Company expects to incur expenses of approximately $8.0 to $10.0 million during the Region 1 contract proposal process. The Company submitted its final bid on February 14, 1997 and anticipates learning of the result of its bid in the second quarter of 1997. The contract, if awarded to the Company, will result in approximately $1.8 billion in estimated revenues over the term of the contract.

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

Health Care Reform

     As a result of the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been or may be introduced in the United States Congress and state legislatures. Any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business.

     For example, recent news reports indicate that President Clinton may submit a budget proposal to Congress that will reduce Medicare spending by $100 billion and impose certain limits on Medicaid spending. Although neither the present administration's health care reform proposals nor alternative health care reform proposals introduced by certain members of Congress were previously adopted, the Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") was passed by Congress and signed into law by President Clinton on August 21, 1996 and will generally take effect beginning July 1, 1997. While the Accountability Act contains provisions regarding health insurance or health plans, such as portability and limitations on pre-existing condition exclusions, guaranteed availability and renewability, it also contains several anti-fraud measures that significantly change health care fraud and abuse provisions. Some of the provisions include (i) creation of an anti-fraud and abuse trust fund and coordination of fraud and abuse efforts by federal, state and local authorities,
(ii) extension of the criminal anti-kickback statues to all federal health programs, (iii) expansion of and increase in the amount of civil monetary penalties and establishment of a knowledge standard for individuals or entities potentially subject to civil monetary penalties, and (iv) revisions to current sanctions for fraud and abuse, including mandatory and permissive exclusion from participation in the Medicare or Medicaid programs. The Company does not believe that the Accountability Act should have a material adverse effect on the Company's operations, but is unable to predict the ultimate impact of any federal or state restructuring of the health care financing and delivery system, which ultimately could have a material adverse impact on the operations, financial condition and prospects of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page

Management Report on Consolidated Financial Statements..................    27
Independent Auditors' Report............................................    28
Consolidated Balance Sheets at December 31, 1996 and 1995...............    29
Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995, and 1994....................................    30
Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1996, 1995 and 1994.................    31
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995, and 1994....................................    32
Notes to Consolidated Financial Statements..............................    33

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

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 1996, such systems and controls were adequate to meet the objectives discussed herein.

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





Anthony M. Marlon, M.D.
Chairman and
     Chief Executive Officer




James L. Starr
Vice President,
     Chief Financial Officer
     and Treasurer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sierra Health Services, Inc.:

We have audited the consolidated balance sheets of Sierra Health Services, Inc., and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14
(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements give retroactive effect to the merger of Sierra Health Services, Inc., and its subsidiaries, and CII Financial, Inc., and its subsidiaries, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity, and cash flows of CII Financial, Inc., and its subsidiaries, for the year ended December 31, 1994, which statements reflect total revenues of $106,280,000 for the year ended December 31, 1994. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CII Financial, Inc., and its subsidiaries, for 1994 is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 21, 1997
(March 28, 1997 as to Note 14)

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

                                                                                         1996                 1995
CURRENT ASSETS:
    Cash and Cash Equivalents..............................................          $103,587,000          $ 57,044,000
    Short-term Investments.................................................            83,688,000            72,579,000
    Accounts Receivable (Less:  Allowance for Doubtful
        Accounts 1996 - $7,324,000; 1995 - $5,000,000).....................            31,849,000            21,723,000
    Current Portion of Deferred Tax Asset .................................            13,713,000             7,629,000
    Prepaid Expenses and Other Current Assets..............................            20,098,000            16,442,000
        Total Current Assets...............................................           252,935,000           175,417,000

PROPERTY AND EQUIPMENT, NET................................................            99,804,000            91,176,000
LONG-TERM INVESTMENTS......................................................           160,482,000           234,698,000
RESTRICTED CASH AND INVESTMENTS............................................            13,648,000            12,482,000
REINSURANCE RECOVERABLE, Net of Current Portion............................            14,721,000            24,952,000
GOODWILL ..................................................................            44,602,000             8,351,000
OTHER ASSETS...............................................................            43,270,000            28,070,000
TOTAL ASSETS...............................................................          $629,462,000          $575,146,000

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued Liabilities.......................................................         $  37,650,000         $ 21,576,000
    Accrued Payroll and Taxes.................................................            12,503,000           14,174,000
    Medical Claims Payable....................................................            46,969,000           37,463,000
    Current Portion of Reserve for
         Losses and Loss Adjustment Expense ..................................            52,878,000           54,679,000
    Unearned Premium Revenue..................................................            24,210,000           22,260,000
    Current Portion of Long-term Debt.........................................             2,195,000            7,108,000
         Total Current Liabilities............................................           176,405,000          157,260,000

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion) ...........................           134,898,000          127,639,000
LONG-TERM DEBT (Less Current Portion) ........................................            66,189,000           71,257,000
OTHER LIABILITIES ............................................................            17,488,000           11,275,000
TOTAL LIABILITIES.............................................................           394,980,000          367,431,000

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 40,000,000
         Shares Authorized; Shares Issued:  1996 --
         17,910,000; 1995-- 17,677,000........................................                89,000               88,000
    Additional Paid-in Capital................................................           152,035,000          147,240,000
    Treasury Stock; 1996 and 1995 - 100,200
         Common Shares........................................................              (130,000)            (130,000)
    Unrealized Holding Gain on Available-for-Sale Investment..................               487,000            9,659,000
    Retained Earnings.........................................................            82,001,000           50,858,000
         Total Stockholders' Equity...........................................           234,482,000          207,715,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................          $629,462,000         $575,146,000

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                             1996                1995                 1994
OPERATING REVENUES:
     Medical Premiums.............................................         $386,968,000        $319,475,000        $269,382,000
     Specialty Product Revenue....................................          133,324,000         102,807,000         101,287,000
     Professional Fees............................................           28,836,000          19,417,000          12,331,000
     Investment and Other Revenue.................................           26,283,000          25,310,000          19,081,000
        Total.....................................................          575,411,000         467,009,000         402,081,000

OPERATING EXPENSES:
     Medical Expenses.............................................          315,915,000         245,135,000         200,229,000
     Specialty Product Expenses...................................          130,758,000         102,859,000          96,600,000
     General, Administrative and Marketing Expenses...............           72,237,000          63,562,000          53,671,000
     Acquisition, Restructuring  and Other Expenses...............           12,064,000          11,614,000
        Total.....................................................          530,974,000         423,170,000         350,500,000

OPERATING INCOME..................................................           44,437,000          43,839,000          51,581,000

OTHER INCOME (EXPENSE):
     Minority Interests...........................................            2,065,000           2,471,000            (113,000)
     Interest Expense and Other, Net..............................           (4,888,000)         (6,208,000)         (6,288,000)
        Total.....................................................           (2,823,000)         (3,737,000)         (6,401,000)

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .........................................           41,614,000          40,102,000          45,180,000

PROVISION FOR INCOME TAXES........................................           10,471,000          12,198,000           8,236,000

INCOME FROM CONTINUING OPERATIONS.................................           31,143,000          27,904,000          36,944,000

NET OPERATING LOSS ON
     DISCONTINUED OPERATIONS .....................................                               (2,010,000)         (2,501,000)

NET LOSS ON DISPOSAL OF
     DISCONTINUED OPERATIONS .....................................                               (4,590,000)

NET INCOME .......................................................         $ 31,143,000        $ 21,304,000        $ 34,443,000

EARNINGS PER COMMON SHARE
     Income from Continuing Operations ...........................                $1.76               $1.60               $2.36
     Net Operating Loss on Discontinued Operations ...............                                     (.12)               (.16)
     Net Loss on Disposal of Discontinued Operations .............                                     (.26)
         Net Income Per Share ....................................                $1.76               $1.22               $2.20


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994




                                                                                            Unrealized
                                                                                              (Loss)
                                                                                              Gain on      Retained
                                                                   Additional                Available-    Earnings      Total
                                               Common Stock         Paid- In    Treasury      for-Sale   (Accumulated  Stockholders
                                            Shares       Amount     Capital      Stock       Investments   Deficit)     Equity


BALANCE, JANUARY 1, 1994.................. 15,123,000   $75,000   $89,761,000  $(130,000)   $(109,000) $( 4,889,000) $84,708,000
  Issuance of Common Stock in
     Connection with Stock Plans.........     413,000     3,000     5,112,000                                          5,115,000
  Issuance of Common Stock
    in Connection with
   Public Offering, Net...................  1,800,000     9,000    44,570,000                                         44,579,000
  Income Tax Benefit Realized Upon
     Exercise of Stock Options...........                           1,955,000                                          1,955,000
  Change in Unrealized Holding Gains
     (Losses), Net of Taxes ..............                                                  (2,643,000)               (2,643,000)
  Net Income........................                                                                     34,443,000   34,443,000
BALANCE, DECEMBER 31, 1994...............  17,336,000    87,000   141,398,000   (130,000)   (2,752,000)  29,554,000  168,157,000
  Issuance of Common Stock in
     Connection with Stock Plans........      304,000     1,000     4,297,000                                          4,298,000
  Issuance of Stock in Connection
     with Acquisition ....................     37,000                  87,000                                             87,000
  Income Tax Benefit Realized Upon
     Exercise of Stock Options............                          1,458,000                                          1,458,000
  Change in Unrealized Holding Gains
     (Losses), Net of Taxes...............                                                  12,411,000                12,411,000
  Net Income........................                                                                     21,304,000   21,304,000
BALANCE, DECEMBER 31, 1995................ 17,677,000    88,000   147,240,000    (130,000)   9,659,000   50,858,000  207,715,000
  Issuance of Common Stock in
     Connection with Stock Plans.........     233,000     1,000     3,637,000                                          3,638,000
  Income Tax Benefit Realized Upon
     Exercise of Stock Options...........                           1,158,000                                          1,158,000
  Change in Unrealized Holding Gains
     (Losses), Net of Taxes                                                                 (9,172,000)               (9,172,000)
  Net Income........................                                                                     31,143,000   31,143,000
BALANCE, DECEMBER 31, 1996 .........       17,910,000   $89,000  $152,035,000   $(130,000) $   487,000  $82,001,000 $234,482,000

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                     1996             1995              1994

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ..........................................................    $  31,143,000      $ 21,304,000       $ 34,443,000
      Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
          Loss on Discontinued Operations .................................                          6,600,000          2,501,000
          Depreciation and Amortization....................................       10,499,000         9,505,000          8,300,000
          Provision for Doubtful Accounts..................................        3,057,000         1,694,000          2,156,000
      Change in Assets and Liabilities, Net of
          Effects from Acquisitions:
          Other Assets.....................................................      (16,301,000)       (7,542,000)        (2,314,000)
          Reinsurance Recoverable .........................................       10,231,000         3,349,000         (3,366,000)
          Reserve for Losses and Loss Adjustment Expense                           7,259,000        (5,481,000)        (6,548,000)
          Other Liabilities ...............................................        6,985,000         1,665,000
          Minority Interests...............................................       (1,746,000)       (2,606,000)           511,000
          Accounts Receivable..............................................      (12,469,000)         (923,000)         3,837,000
          Other Current Assets.............................................       (4,738,000)       (2,434,000)         1,341,000
          Medical Claims Payable...........................................        4,973,000         6,341,000          3,858,000
          Other Current Liabilities........................................       13,553,000         5,709,000          4,743,000
      Net  Cash Provided by Continuing Operations .........................       52,446,000        37,181,000         49,462,000
      Net Cash Used by Discontinued Operations                                                      (2,651,000)        (2,875,000)
          Net Cash Provided by Operating Activities                               52,446,000        34,530,000         46,587,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures.................................................      (17,927,000)      (20,522,000)       (12,383,000)
      Property and Equipment Dispositions, Net.............................          172,000           725,000            475,000
      Purchase of Available-for-Sale Investments...........................     (712,503,000)     (368,875,000)      (131,661,000)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments...................................      752,279,000       365,539,000         59,956,000
      Purchase of Held-to-Maturity Investments                                   (25,835,000)      (11,735,000)       (17,605,000)
      Proceeds from Maturities of Held-to-Maturity Investments............        39,184,000        20,183,000          7,027,000
      Change in Financed Premium Receivable ...............................                         15,676,000         (2,810,000)
      Acquisitions, Net of Cash Acquired...................................      (36,310,000)      (11,023,000)        (4,000,000)
          Net Cash Used for Investing Activities...........................         (940,000)      (10,032,000)      (101,001,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing....................................        1,000,000         2,625,000          8,000,000
      Payments on Debt and Capital Leases..................................       (9,601,000)      (11,931,000)        (8,735,000)
      Proceeds from Issuance of Common Stock...............................                                            44,579,000
      Exercise of Stock in Connection with Stock Plans.....................        3,638,000         3,807,000          4,385,000
          Net Cash (Used for) Provided by Financing Activities                    (4,963,000)       (5,499,000)        48,229,000

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS.................................................       46,543,000        18,999,000         (6,185,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    57,044,000        38,045,000         44,230,000

CASH AND CASH EQUIVALENTS AT END OF YEAR...................................     $103,587,000      $ 57,044,000       $ 38,045,000

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


1.   BUSINESS

     Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"). The Company is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's broad range of managed health care services is provided through its health maintenance organizations ("HMOs"), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

     Acquisitions. On October 31, 1995, the Company issued approximately 2.7 million shares of its common stock in exchange for all of the outstanding common stock of CII Financial, Inc., and subsidiaries ("CII"). In addition, all outstanding CII stock options were converted into options to purchase up to approximately 540,000 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CII for all periods prior to the merger.

     In November 1996, the Company acquired complete ownership of HMO Texas, LC ("HMO Texas") for $5,040,000. The Company had previously held a 50 percent interest in the Houston-based health plan which had approximately 12,700 members at the end of 1996. The purchase resulted in goodwill of $5,040,000.

     Effective December 31, 1996 the Company purchased Prime Holdings, Inc. ("Prime"), for approximately $32,219,000 in cash. At December 31, 1996 Prime operated MedOne Health Plan, Inc. ("MedOne"), a 12,800 member HMO. Prime also served 215,000 people through preferred provider organizations, workers' compensation programs and administrative service products for self-insured employers and union welfare trust funds, primarily in the state of Nevada. The acquisition resulted in goodwill of $31,117,000.

     The following pro forma information (unaudited) has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase and the amortization of intangibles arising from the transaction. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates, as Prime incurred significant startup costs associated with their HMO.

                                                                         1996                        1995
         Operating Revenues ..................................        $595,187,000                $483,507,000
         Income from Continuing Operations                              22,381,000                  22,202,000
         Net Income ..........................................          22,381,000                  15,602,000
         Earnings Per Common Share:
             Income from Continuing Operations                               $1.26                       $1.27
             Net Income ......................................                1.26                         .90

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's wholly owned subsidiaries include Health Plan of Nevada, Inc. ("HPN"), HMO Texas and MedOne, all licensed HMOs, Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company, Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical group, CII Financial, Inc. ("CII"), a holding company primarily engaged in writing workers' compensation insurance through its wholly owned subsidiaries, administrative services companies, a home health care agency, a hospice and a company that provides and manages mental health and substance abuse services.

     Medical Premiums. Non-Medicare member enrollment is represented principally by employer groups. Medical premiums are billed to each employer group in accordance with negotiated contracts, and such premium revenue is recognized when earned. Unearned premium revenue includes payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN, HMO Texas and MedOne commercial and SHL indemnity premiums. HPN offers a prepaid health care program to Medicare recipients. Revenues associated with these Medicare recipients were approximately $140,611,000, $111,584,000 and $82,792,000, in 1996, 1995 and 1994, respectively.

     Specialty Product Revenue. These revenues consist primarily of workers' compensation premiums. Premiums are calculated by formula such that the premium written is earned pro rata over the term of the policy. Also included in specialty product revenues are administrative services and certain ancillary product revenues. Such revenues are recognized in the period in which the service is performed or the period that coverage for services is provided. Premiums written in excess of premiums earned are recorded as an unearned premium revenue liability. Premiums earned include an estimate for earned but unbilled premiums.

     Professional Fees. Revenue for professional medical services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates net of provisions for estimated contractual and charitable allowances.

     Medical Expenses. Sierra contracts with hospitals, physicians and other providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not reported. Losses on specific contracts, if any, are accrued when measurable.

     Specialty Product Expenses. This expense consists primarily of losses and loss adjustment expense ("LAE") and policy acquisition costs associated with issued workers' compensation policies. Losses and LAE is based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Policy acquisition costs consist of commissions, premium taxes and other underwriting costs, which are directly related to the production and retention of new and renewal business and are deferred and amortized as the related premiums are earned. Should it be determined that future policy revenues and earnings on invested funds relating to existing insurance contracts will not be adequate to cover related costs and expenses, deferred costs are expensed. Also included in specialty product expense are costs associated with administrative services and certain ancillary products. These costs are recorded when incurred.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     Cash and Cash Equivalents. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

     Marketable Investments. Short- and long-term investments consist principally of U.S. Government securities and municipal bonds, as well as corporate and mortgage backed securities. Short-term investments have maturities of one year or less. Long-term investments have maturities in excess of one year.

     Restricted Cash and Investments. Certain subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company and its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements.

     Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

               Buildings and Improvements                     30 years
               Leasehold Improvements                         3 - 10 years
               Furniture, Fixtures and Equipment              3 - 5 years


     Goodwill. Goodwill has been recorded primarily as a result of various business acquisitions by the Company. Amortization is provided on a straight line basis over periods not exceeding 30 years. The Company evaluates the carrying value of its intangible assets at each balance sheet date.

     Medical Claims Payable. Medical claims payable includes the estimated cost for unpaid claims for which health care services have been provided to enrollees and a provision of the estimated costs for claims that have occurred but have not been reported.

     Reserve For Losses and Loss Adjustment Expense. The reserve for losses and LAE consists of estimated costs of each unpaid claim reported prior to the close of the accounting period, as well as those incurred but not yet reported. The methods for establishing and reviewing such liabilities are continually reviewed and adjustments are reflected in current operations.

     Earnings Per Share. Earnings per common share for the years ended December 31, 1996, 1995, and 1994 have been calculated using the weighted average number of common shares outstanding of 17,726,000, 17,414,000, and 15,678,000 respectively. Earnings per share have been restated to reflect the merger of CII accounted for as a pooling of interests.

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

     Discontinued Operations. During 1995 CII sold its interest in a subsidiary for a combination of common stock and warrants of the purchaser. This transaction was recorded as a discontinued operation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


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

     Accounting for Stock-Based Compensation. Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" provides an alternative to APB Opinion No. 25 ("APB 25"). FAS 123 encourages, but does not require, recognition against earnings of compensation expense for grants of stock, stock options and other equity instruments by employers (collectively, "options"), based on fair value at the date of grant. FAS 123 provides a methodology for the determination of fair value; however, FAS 123 also allows companies to continue to measure compensation cost using the intrinsic value method of accounting provided by APB 25. FAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method as if it had been adopted. The Company has continued with the intrinsic value method prescribed in APB 25 as disclosed in Note 11.

     Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions include, but are not limited to, medical and specialty product expenses. Actual results may materially differ from estimates.

     Acquisition, Restructuring and Other Expenses. Acquisition, restructuring and other expenses represent the non-recurring incremental costs the Company has incurred in connection with various mergers, acquisitions and planned dispositions. Costs recorded for restructurings satisfy the definitions and criteria set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," that are directly related to the restructurings.

     Reclassifications. Certain amounts in the Consolidated Financial Statements for the year ended December 31, 1995 and 1994 have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consists of the following:

        Classification                                                      1996                       1995
           Land...................................................        $12,224,000               $11,988,000
           Buildings and Improvements.............................         58,962,000                55,796,000
           Furniture, Fixtures and Equipment.........................      35,785,000                34,885,000
           Data Processing Equipment and Software ................         21,034,000                15,311,000
           Leasehold Improvements.................................          4,267,000                 3,545,000
           Construction in Progress...............................          7,858,000                 1,200,000
           Less: Accumulated Depreciation ........................        (40,326,000)              (31,549,000)
               Net Property and Equipment.........................        $99,804,000               $91,176,000


     The following is an analysis of property and equipment under capital leases by classification:

        Classification                                                       1996                       1995
           Building...............................................        $   245,000               $   245,000
           Data Processing Equipment and Software ................          1,682,000                 1,682,000
           Furniture, Fixtures and Equipment .....................            730,000                   491,000
           Less: Accumulated Depreciation.........................         (1,496,000)               (1,271,000)
              Net Property and Equipment..........................         $1,161,000                $1,147,000

     The  Company   capitalizes   interest  expense  as  part  of  the  cost  of
construction of facilities. Interest expense capitalized in 1996, 1995, and 1994 was $245,000, $183,000 and $119,000, respectively.

4.   CASH AND INVESTMENTS

     Marketable debt investments that the Company has the intention and ability to hold to maturity are stated at amortized cost, and categorized as held-to-maturity. The remaining marketable debt and equity investments have been categorized as available-for-sale and as a result are stated at their fair value. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity until realized. Gross realized gains and losses in 1996 were $6,826,000 and $4,475,000, respectively. Realized gains and losses are calculated using the specific identification method and are included in net income.

     After the merger of CII, the Company evaluated the consolidated security portfolio and reclassified $80,597,000 held-to-maturity investments to available-for-sale investments. The reclassification of these investments resulted in $5,641,000 of net unrealized gains as of December 31, 1995. Also, an unrealized holding gain of $1,711,000 resulting from the transfer of certain investments from available-for-sale to the held-to-maturity category was included in the net unrealized gains section of stockholders' equity and will be amortized over the remaining lives of the maturities.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1996:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-Sale Investments:
Classified as Short-term:
    U.S Government
       and its Agencies.....................             $ 14,410,000         $   25,000                            $ 14,435,000
    Municipal Obligations.........................         36,363,000            164,000          $   78,000          36,449,000
    Corporate Bonds.........................               10,521,000             26,000               3,000          10,544,000
    Other. . . . ...........................               21,902,000             66,000             211,000          21,757,000
       Total Short-term.....................               83,196,000            281,000             292,000          83,185,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               67,108,000            131,000             791,000          66,448,000
    Municipal Obligations.........................         14,049,000             519,000             62,000          14,506,000
    Corporate Bonds.........................               32,315,000            199,000             184,000          32,330,000
    Other . . . . ..........................                  158,000                                 29,000             129,000
       Total Long-term......................              113,630,000            849,000           1,066,000         113,413,000

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                6,997,000            102,000              12,000           7,087,000
    Municipal Obligations.........................          2,485,000            149,000                               2,634,000
    Corporate Bonds.........................                  492,000                                                    492,000
    Other. . . . . . . . . .                                1,797,000                                                  1,797,000
       Total Restricted ....................               11,771,000            251,000              12,000          12,010,000
          Total Available-for-Sale                       $208,597,000         $1,381,000          $1,370,000        $208,608,000


Held-to-Maturity Investments:
Classified as Short-term:
    Municipal Obligations    .....................     $      503,000         $    6,000                           $     509,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               20,644,000             28,000          $  460,000          20,212,000
    Municipal Obligations...................                6,359,000            456,000                               6,815,000
    Corporate Bonds.........................               20,066,000            398,000             194,000          20,270,000
       Total Long-term......................               47,069,000            882,000             654,000          47,297,000

Classified as Restricted:
    Municipal Obligations...................                  575,000             38,000                                 613,000
    Corporate Bonds.........................                1,063,000             28,000                               1,091,000
       Total Restricted ....................                1,638,000             66,000                               1,704,000
          Total Held-to-Maturity ...................     $ 49,210,000         $  954,000          $  654,000        $ 49,510,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1995:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-Sale Investments:
Classified as Short-term:
    U.S Government
       and its Agencies.....................            $   6,229,000                                               $  6,229,000
    Municipal Obligations.........................         55,317,000        $   340,000                              55,657,000
    Corporate Bonds.........................                1,499,000              6,000                               1,505,000
    Other . . . . . ........................                9,473,000            815,000         $ 1,250,000           9,038,000
       Total Short-term.....................               72,518,000          1,161,000           1,250,000          72,429,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               58,192,000          1,594,000               7,000          59,779,000
    Municipal Obligations...................               85,559,000          6,125,000              16,000          91,668,000
    Corporate Bonds.........................               21,397,000            815,000              47,000          22,165,000
    Other . . . . ..........................                1,225,000                                121,000           1,104,000
       Total Long-term......................              166,373,000          8,534,000             191,000         174,716,000

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                5,432,000              9,000              76,000           5,365,000
    Municipal Obligations...................                  650,000             15,000                                 665,000
    Corporate Bonds.........................                3,403,000             26,000                               3,429,000
    Other. . . . . . . . . .................                  435,000                                                    435,000
       Total Restricted ....................                9,920,000             50,000              76,000           9,894,000
          Total Available-for-Sale .........             $248,811,000        $ 9,745,000          $1,517,000        $257,039,000


Held-to-Maturity Investments:
Classified as Short-term:
    Municipal Obligations...................            $     150,000                                              $     150,000
       Total Short-term.....................                  150,000                                                    150,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               22,590,000        $    41,000        $      5,000          22,626,000
    Municipal Obligations ..................               11,482,000            773,000                              12,255,000
    Corporate Bonds.........................               25,910,000             63,000               3,000          25,970,000
       Total Long-term......................               59,982,000            877,000               8,000          60,851,000

Classified as Restricted:
    U.S. Government
       and its Agencies  ...................                1,000,000                                                  1,000,000
    Municipal Obligations...................                  575,000             28,000                                 603,000
    Corporate Bonds.........................                  673,000                                 23,000             650,000
    Other . . . . . ........................                  340,000                                                    340,000
       Total Restricted ....................                2,588,000             28,000              23,000           2,593,000
          Total Held-to-Maturity ...........             $ 62,720,000         $  905,000         $    31,000        $ 63,594,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


              The contractual maturities of available-for-sale short-term, long-term and restricted investments at December 31, 1996 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                           Amortized               Estimated
                                                                               Cost                         Fair Value

Due in one year or less......................................             $  70,629,000            $  69,541,000
Due after one year through five years........................                71,052,000               70,502,000
Due after five years through ten years.......................                22,733,000               24,916,000
Due after ten years..........................................                44,183,000               43,649,000
     Total...................................................              $208,597,000             $208,608,000


     The contractual maturities of held-to-maturity short-term, long-term and restricted investments at December 31, 1996 were as follows:

                                                                           Amortized               Estimated
                                                                               Cost                         Fair Value

Due in one year or less......................................            $      665,000           $      671,000
Due after one year through five years........................                13,816,000               14,138,000
Due after five years through ten years.......................                16,762,000               16,731,000
Due after ten years..........................................                17,967,000               17,970,000
     Total...................................................               $49,210,000              $49,510,000


     Of the cash and cash equivalents that total $103,587,000 in the accompanying Consolidated Balance Sheet at December 31, 1996, $85,187,000 is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

5.   REINSURANCE

     In the normal course of business, the Company seeks to reduce potential losses that may arise from catastrophic events that cause unfavorable underwriting results by reinsuring certain levels of such risk with other reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policy.

     The Company is covered under a medical reinsurance agreement that provides coverage for 50-90% of hospital costs in excess of $75,000 per case, up to a maximum of $2,000,000 per member per lifetime for both the managed indemnity and HMO subsidiaries. Reinsurance premiums of $3,235,000, $2,827,000 and $2,234,000, net of reinsurance recoveries of $2,276,000, $1,133,000 and $584,000, are included in medical expense for 1996, 1995 and 1994, respectively. In addition, SHL maintains reinsurance on certain other insurance products.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     CII also has reinsurance treaties in effect. The reinsurers have assumed the liability on that portion of workers' compensation claims between $350,000 and $60,000,000 per occurrence for 1996 and between $250,000 and $60,000,000 per occurrence for 1995 and 1994. At December 31, 1996 and 1995, the amount of reinsurance recoverable for unpaid losses and loss adjustment expense was $15,676,000 and $25,871,000, respectively. The amount of reinsurance receivable for paid losses and loss adjustment expense was $103,000 and $73,000, respectively.

     Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance contracts with are rated A+ or better by the A.M. Best Company.


     The following table provides workers' compensation reinsurance information by reinsurer for the three years ended December 31, 1996:

                                                                                Change in
                                                    Recoveries                 Recoverable
                                                     on Paid                   on Unpaid                 Premiums
                                                    Losses/LAE                 Losses/LAE                 Ceded

1996:
 General Reinsurance Corporation...............          $3,076,000             $(10,195,000)           $4,713,000
 Others .......................................                                                            456,000
 Total ........................................          $3,076,000             $(10,195,000)           $5,169,000

1995:
 General Reinsurance Corporation...............          $2,426,000             $ (3,472,000)           $3,727,000
 Others .......................................                                                            300,000
 Total ........................................          $2,426,000             $ (3,472,000)           $4,027,000

1994:
 General Reinsurance Corporation.............            $1,117,000               $ 3,501,000           $3,679,000
 Others .......................................                                                            205,000
 Total ........................................          $1,117,000               $ 3,501,000           $3,884,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


6.   LOSSES AND LOSS ADJUSTMENT EXPENSES

 The following table provides a reconciliation of the beginning and ending reserve balances for unpaid LAE. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future.

                                                                            Year ended December 31,
                                                                               1996              1995             1994


Net Beginning Losses and LAE Reserve ...........................................    $156,447,000      $161,620,000 $174,515,000

Net Provision for Insured Events Incurred in:

   Current Year ..........................................          101,401,000       75,978,000        67,642,000
   Prior Years............................................          (15,284,000)     (20,079,000)      (13,953,000)
     Total Net Provision..................................           86,117,000       55,899,000        53,689,000

Net Payments for Losses and LAE

   Attributable to Insured Events Incurred in:
   Current Year ..........................................           24,733,000       16,553,000        16,374,000
   Prior Years............................................           45,731,000       44,519,000        50,210,000
     Total Net Payments ..................................           70,464,000       61,072,000        66,584,000

Net Ending Losses and LAE Reserve ........................          172,100,000       156,447,000      161,620,000
Reinsurance Recoverable ..................................           15,676,000       25,871,000        29,342,000

Gross Ending Losses and LAE Reserve......................           $187,776,000      $182,318,000      $190,962,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


7.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                                1996                     1995


7 1/2% Convertible Subordinated Debentures                                      $54,497,000              $56,800,000
7 3/8% Mortgage Note  ...............................................           7,833,000                9,802,000
Adjustable Rate Mortgage Note .......................................           3,167,000                3,213,000
Other................................................................           2,887,000                8,550,000
  Total..............................................................          68,384,000               78,365,000
Less Current Portion.................................................          (2,195,000)              (7,108,000)
Long-term Debt.......................................................         $66,189,000              $71,257,000


     7 1/2% Convertible Subordinated Debentures. In September 1991 CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7-1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. Unamortized issuance costs of $1,114,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. Accrued interest on the Debentures as of December 31, 1996 and 1995 was $1,192,000 and $1,243,000, respectively. The Debentures are redeemable by CII, in whole or in part, at redemption prices ranging from 103.00% in 1997 to 100.75% in 2000, plus accrued interest for the twelve month period beginning September 15 of the applicable year. The Debentures are general unsecured obligations of CII only and were not assumed or guaranteed by Sierra. During the twelve months ended December 31, 1996, the Company purchased $2,303,000 of the debentures on the open market.

     7 3/8% Mortgage Note. In December 1993, the Company obtained a loan from Bank of America, Nevada. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering the Company's administrative headquarters complex and underlying real property.

     Adjustable Rate Mortgage Note. The Company has a mortgage which has an adjustable rate with an interest margin of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds Index, a maximum interest rate of five percentage points above the initial rate of 11.85% and a minimum interest rate of 8%. The interest rate at December 31, 1996 was 8%. This mortgage is secured by a medical facility.

     Other. The Company has obligations under capital leases with interest rates from 7.8% to 15.6%. In addition, the Company has a term loan due July 1998 including cumulative interest at 7%. During 1994, the Company assumed a $4,860,000 mortgage note in conjunction with a related party transaction. Monthly installments of $36,144, including interest at 7.12%, were due through July 1996, at which time the balance of the note was paid.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     In April 1996, the Company obtained a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association ("BofA") for a term of five years at an interest rate equal to the LIBOR plus 32 basis points. Such rate would have been 5.875% at December 31, 1996 if the line of credit had been drawn upon.

     Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1996, are as follows:

                                                                                                     Obligations
                                                                                Notes               Under Capital
     Year ending December 31,                                                  Payable                 Leases
         1997.................................................               $ 1,887,000               $371,000
         1998.................................................                 2,058,000                252,000
         1999.................................................                 7,010,000                154,000
         2000.................................................                 2,000,000                135,000
         2001.................................................                54,497,000                 31,000
         Thereafter...........................................                                          336,000
            Total.............................................               $67,452,000              1,279,000
         Less:  Amounts Representing Interest.................                                          347,000
         Present Value of Minimum Lease Payments..............                                         $932,000


     The fair value of the Debentures at December 31, 1996 was $48,502,000, which was determined based on the quoted market price at December 31, 1996. Excluding the Debentures, the fair value of long-term debt, including the current portion, is $13,582,000, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


8.   INCOME TAXES

     A summary of the provision for income taxes for the years ended December 31 is as follows:

                                                             1996                 1995                  1994

     Provision for Income Taxes:
        Current..................................         $11,860,000           $11,736,000           $11,031,000
        Deferred.................................          (1,389,000)              462,000            (2,795,000)
                                                          $10,471,000           $12,198,000           $ 8,236,000


     The following reconciles the difference between the 1996, 1995 and 1994 current and statutory provision for income taxes:

                                                             1996                 1995                  1994


Statutory Rate ..................................              35%                   35%                   35%
Tax Preferred Investments .......................              (6)                   (9)                   (5)
Change in Valuation Allowance ...................              (6)                   (2)                   (9)
Non-deductible Acquisition Costs ................                                     5
Other ...........................................               2                     1                    (3)
   Provision for Income Taxes ...................              25%                   30%                   18%

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                                                    1996                 1995
Deferred Tax Assets:

    Medical and Losses and LAE Reserves ...............................          $ 5,277,000           $ 7,147,000
    Accruals Not Currently Deductible.........................                     5,334,000             2,254,000
    Vacation and Deferred Compensation.................................            2,960,000             2,485,000
    Bad Debt Allowances.......................................                     2,946,000             1,637,000
    Loss Carryforwards and Credits............................                    13,389,000            12,202,000
    Other ....................................................                       803,000               744,000

                                                                                  30,709,000            26,469,000

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs .................................              613,000               647,000
    Depreciation and Amortization ............................                     4,102,000             3,164,000
    Other ....................................................                       825,000             1,021,000
                                                                                   5,540,000             4,832,000
    Net Deferred Tax Asset Before
       Valuation Allowance....................................                    25,169,000            21,637,000

    Valuation Allowance ......................................                   (10,929,000)          (12,039,000)
    Net Deferred Tax Asset ...................................                   $14,240,000           $ 9,598,000

     At December 31, 1996, the Company had approximately $30,100,000 of regular tax net operating loss carryforwards which are limited to use at the rate of approximately $6,600,000 per year during the carryforward period. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2011. The Company has alternative minimum tax net operating loss carryforwards of approximately $11,000,000 which expire through the year 2011. The Company also has California net operating loss carryforwards of approximately $15,900,000 which expire through the year 2001. In addition to these net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $800,000 which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits. The majority of the above items are subject to both annual and separate company limitations required by the Internal Revenue Code.

     Due to the above referenced limitations, a valuation allowance has been set up to reflect the Company's inability to use tax benefits from recent acquisitions currently or in the near future. As the benefits are realizable by the Company, the valuation allowance will be reduced as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). For the years ended December 31, 1996 and 1995, the Company was able to realize a portion of the tax benefits previously allowed for. As a result, the Company reduced its valuation allowance by $2,685,000 and $750,000 for the years ended December 31, 1996 and 1995, respectively. In addition, the Company recorded a $1,575,000 valuation allowance in connection with the acquisition of Prime on a gross deferred tax asset of $5,300,000. The valuation allowance of $10,929,000 at December 31, 1996 is necessary under the more likely than not criteria required by FAS 109.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


9.   COMMITMENTS AND CONTINGENCIES

     Ongoing Initiatives. On February 14, 1997, the Company submitted its final bid to be the prime contractor to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region 1. This region includes approximately 665,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, northern Virginia and Washington, D.C. The Company expects to incur total expenses of approximately $8,000,000 to $10,000,000 during the Region 1 contract proposal process. The Company submitted its final bid on February 14, 1997 and anticipates learning of the result of its bid in the second quarter of 1997. The contract, if awarded to the Company, will result in approximately $1.8 billion in estimated revenues over the term of the contract.

     Leases. The Company is the lessee under several operating leases, most of which relate to office facilities and equipment. The rentals on these leases are charged to expense over the lease term as the Company becomes obligated for payment and, where applicable, provide for rent escalations based on certain costs and price index factors. The following is a schedule, by year, of the future minimum lease payments under existing operating leases:

     Year Ending December 31,
          1997...................................................            $ 6,896,000
          1998...................................................              5,854,000
          1999...................................................              4,297,000
          2000...................................................              2,929,000
          2001...................................................              2,455,000
          Thereafter.............................................              7,221,000
               Total.............................................            $29,652,000

         Rent expense  totaled  $6,374,000,  $4,942,000  and $4,873,000 in 1996,
1995 and 1994, respectively.

     Litigation and Legal Matters. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings will not materially impact the consolidated financial statements of the Company.
See Note 14 "Subsequent Events".

10.       EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company contributes 2% of eligible employees' compensation and matches 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS statute. Prior to the merger, CII maintained a 401(k) plan as well. As part of the merger of CII, the CII plan was frozen in November 1995. The Company merged the two plans during 1996. Expense under both Sierra plans totaled $3,216,000, $2,516,000 and $2,573,000 in 1996,
1995 and 1994, respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     Supplemental Retirement Plan. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. The Company also matches 50% of those contributions that participants are restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon participant death, disability, retirement, termination of employment or certain other circumstances including financial hardship.

     Other CII Plans. Prior to the acquisition of CII, CII maintained various supplemental benefit, executive benefit, and profit sharing plans. Subsequent to the merger all such plans have been, or are in the process of being, discontinued, terminated, or merged into the Company's existing plans. During the years ended December 31, 1995 and 1994, CII expensed $1,574,000 and $2,485,000, respectively, under the various plans. Eligible CII employees are included in the Company's plans discussed above.

11.       CAPITAL STOCK PLANS

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

     Stock Option Plans. During 1995 the shareholders of the Company approved the 1995 Long-Term Incentive Plan ("LTIP"). The LTIP provides for the granting of Options, Stock, and other stock-based awards. Under the LTIP 1.2 million shares were reserved along with remaining shares reserved from certain previous stock option and capital accumulation plans which have not been and will not be issued under those plans. Awards are granted by a committee appointed by the Board of Directors. Options become exercisable at such times and in such installments as set by the committee. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. Options currently granted under the LTIP vest for the employees at a rate of 20-25% per year. Options expire one year after the end of the vesting period.

     In addition, in 1995 the shareholders of the Company approved the 1995 Non-Employee Directors' Stock Plan ("Directors' Plan"). Under the Directors' Plan non-employee directors are granted an option to purchase 3,000 shares of common stock. Options are granted annually on January 20 at the current fair market value and become exercisable over a five year period. The Company reserved 60,000 shares under the Directors' Plan.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     The following table reflects the activity of the stock option plans:

                                                                Number of                Option
                                                                  Shares                 Price

Outstanding January 1, 1994...............................       1,434,000              $   .81  -   $27.03
   Granted..................................                       198,000                14.53  -    28.63
   Exercised................................                      (355,000)                3.38  -    21.00
   Canceled.................................                        (5,000)                3.38  -    21.00
Outstanding December 31, 1994.............................       1,272,000                 2.44  -    28.63
   Granted..................................                       882,000                14.86  -    31.75
   Exercised................................                      (241,000)                2.44  -    21.00
   Canceled.................................                       (53,000)                3.38  -    28.63
Outstanding December 31, 1995.............................       1,860,000                 3.38  -    31.75
   Granted..................................                       320,000                25.00  -    35.00
   Exercised................................                      (166,000)                3.38  -    28.63
   Canceled.................................                       (15,000)               10.69  -    31.75
Outstanding December 31, 1996                                    1,999,000                 7.50  -    35.00

Exercisable at December 31, 1996 .........................         803,000                 7.50  -    31.75

Available for Grant at
   December 31, 1996 .......................                       643,000


     The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Number                Weighted-Average
          Range of Exercise          Outstanding at                Remaining             Weighted-Average
               Prices                   12-31-96               Contractual Life           Exercise Price

        $ 7.50  -    $10.69                92,000                    487 Days                $  9.88
         12.00  -     16.38               316,000                    943 Days                  15.92
         17.56  -     25.13             1,159,000                  1,588 Days                  23.47
         26.38  -     35.00               432,000                  1,658 Days                  29.82

     Employee Stock Purchase Plan. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly-issued shares of stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. As of December 31, 1996, the Company had 423,321 shares reserved for purchase under the Purchase Plan. During 1996, a total of 67,997 shares were purchased at prices of $20.83 and $26.45 per share. During January 1997, 38,094 shares were issued to employees at $20.93 per share in connection with the Purchase Plan.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


     Accounting for Stock-Based Compensation. At December 31, 1996, the Company had three stock- based compensation plans, which are described above. The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans nor the Purchase Plan. Had compensation cost for the Company's three stock- based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              1996                      1995

Net Income                                         As reported               $31,143,000               $21,304,000
                                                   Pro forma                  29,703,000                20,203,000

Net Income Per Share                               As reported                     $1.76                    $1.22
                                                   Pro forma                        1.68                     1.16

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 34% and 29%; risk-free interest rates of 6.12% and 5.92%; and expected lives of four years for all years. The weighted fair value of options granted in 1995 and 1996 was $9.49 and $8.47, respectively.

      The fair value of the look-back option implicit in each offering of the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 34% and 29%; risk-free interest rates of 6.07% and 5.29%; and expected lives of six months for all years.

      Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


12.       STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Supplemental statements of cash flows information for the years ended December 31, is presented below:

                                                                       1996              1995           1994

Cash Paid During the Year for Interest
    (Net of Amount Capitalized)...............................        $5,275,000       $ 6,430,000       $ 6,433,000
Cash Paid During the Year for Income Taxes....................         7,966,000        10,509,000         9,650,000

Noncash Investing and Financing Activities:
    Liabilities Assumed in Connection with
       Corporate Acquisitions.................................         7,890,000         3,113,000         7,279,000
    Reductions to Funds Withheld by Ceding
       Insurance Company and Future
       Policy Benefits........................................           773,000           990,000           447,000
    Stock Issued for Exercise of Options
       and Related Tax Benefits...............................         1,158,000         1,949,000         2,685,000
    Assumption of Liability in Connection with
       Land Purchase .........................................              --           1,956,000              --
    Additions to Capital Leases...............................              --             278,000           552,000
    Stock and Warrants Received on Sale
       of Discontinued Operations ............................              --           1,000,000              --


13.        ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

           During 1995, as part of the Company's clinical expansion and growth efforts, the Company acquired a medical facility in Mohave County, Arizona, across the border from Laughlin, Nevada. This medical facility included a 12 bed hospital. During 1996 the Company implemented a plan to exit the hospital business and has actively pursued buyers for this business. As a result of this plan, the Company recorded a charge of $3,814,000 ($2,860,000 after tax) in the fourth quarter of 1996, primarily to recognize the estimated costs to dispose of the hospital.

           As a result of higher than expected claim and administrative costs relative to premium rates that can be obtained in certain regional insurance operations and the Company's inability to negotiate adequate provider contracts due to its limited presence in some of these markets, the Company adopted a plan to restructure certain insurance operations during the third quarter of 1996 and recorded a charge of $8,250,000 ($6,187,000 after tax). The plan will allow the Company to focus on more favorable operating markets and improve operating efficiencies. The Company believes that this restructuring, over time, will result in improved cash flow and operating cost savings.

           These restructuring costs included cancellation of certain contractual obligations of $6,000,000, lease termination costs of $1,500,000 and approximately $4,564,000 of other costs including the estimated costs to dispose of the hospital. As of December 31, 1996, approximately $4,100,000 of these costs had been paid or otherwise charged against the accrual and the Company estimates that most of the remaining cash expenditures will be paid over the next twelve months.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994



           In connection with the merger and integration of CII, $11,614,000 of costs and expenses ($9,677,000 after tax) were incurred and charged to expense in the fourth quarter of 1995. These costs include $6,400,000 in professional fees, $1,700,000 for the write-off of certain redundant hardware and software, $1,300,000 for the cancellation of certain contractual obligations and other settlement costs, $900,000 related to transition and severance-related payments and approximately $1,314,000 for other integration costs.

14.  SUBSEQUENT EVENTS

           On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District
Court"), seeking, among other things, specific performance of the merger agreement and monetary damages. While the Company believes the PCA lawsuit is without merit, there can be no assurance as to the outcome of the PCA lawsuit. The Company has filed a motion in the District Court seeking a dismissal of the PCA lawsuit for lack of diversity jurisdiction. The Company has also initiated a lawsuit in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation or that PCA will have sufficient funds to pay any damages that the Company may be awarded. During the first quarter of 1997 the Company intends to record certain costs and expenses incurred as a result of the terminated merger.

           On January 10, 1997, the Company and PCA entered into a credit and share pledge agreement (the "PCA Loan") pursuant to which the Company made a demand loan to PCA in the amount of $16,750,000 with an 8.25% fixed rate of interest. The proceeds of the PCA Loan were used by PCA to make a principal payment under PCA's existing credit facility in which Citibank N.A. is the agent ("PCA Credit Facility"). The PCA Loan is subordinated as to payment of principal and interest to the amount due under the PCA Credit Facility (estimated to be in excess of $100,000,000) and is secured by a lien on the stock of certain of PCA's subsidiaries, second in priority to the lien securing the PCA Credit Facility. The PCA Loan provides that the Company will not take any action to collect payment until the earlier of the PCA Credit Facility being paid in full or six months from the date the Company notifies Citibank N.A., as agent, that it intends to take such action. On March 20, 1997 the Company notified Citibank N.A. of its intent to demand payment. There can be no assurance that PCA will have sufficient funds to pay the PCA Credit Facility and the PCA Loan in full.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1996, 1995 and 1994


15.        UNAUDITED QUARTERLY INFORMATION
           (In thousands, except per share data)

                                                            March             June              September        December
                                                            31                30                30               31

Year Ended December 31, 1996:
  Operating Revenues..............................         $136,012          $141,362          $146,245         $151,792
  Operating Income................................           14,375            14,250             6,137            9,675
  Income From Continuing Operations
     Before Income Taxes .........................           13,566            13,688             5,422            8,938
  Net Income......................................           10,164            10,211             4,067            6,701
  Earnings Per Share .............................              .58               .58               .23              .38

Year Ended December 31, 1995:
  Operating Revenues..............................         $108,272          $111,743          $115,616         $131,378
  Operating Income................................           12,822            12,777            14,430            3,810
  Income From Continuing Operations
     Before Income Taxes .........................           11,786            11,694            13,727            2,895
  Net Income......................................            7,675             3,260             9,699              670
  Earnings Per Share .............................              .44               .19               .56              .04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11.                EXECUTIVE COMPENSATION

      The  information  set forth under the caption  "Compensation  of Executive
Officers"  in  Sierra's   Proxy   Statement  for  its  1997  Annual  Meeting  of
Stockholders, is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following  consolidated financial statements are included in Part II,
Item 8 of this Report:

                                                                           Page

        Independent Auditors' Report.....................................    28
        Consolidated Balance Sheets at December 31, 1996 and 1995 .......    29
        Consolidated Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994..............................    30
        Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1996, 1995 and 1994 .........    31
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994..............................    32
        Notes to Consolidated Financial Statements.......................    33
        The Independent Auditors' Report for a Predecessor Company for the Year Ended December 31, 1994 is included in Exhibit 13

(a)(2)     Financial Statement Schedules:

        Schedule I - Condensed Financial
           Information of Registrant ...................................    S-1

        Schedule V - Supplemental Information Concerning
           Property-Casualty Insurance ..................................   S-4

        Section 403.04 b - Reconciliation of Beginning and Ending Loss
                             and Loss Adjustment Expense Reserves
                             and Exhibit of Redundancies (Deficiencies)..   S-5

All other schedules are omitted because they are not applicable, not required, or because the required information is in the consolidated financial statements or notes thereto.

(a)(3)and (c) The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

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

      (10.1) Administrative Services agreement between Health Plan of Nevada, Inc. and the Registrant dated December 1, 1987, incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

      (10.2) Administrative Services agreement between Sierra Health and Life Insurance Company, Inc. and the Registrant dated April 1, 1989, incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     (10.3)   Agreement  between  Health  Plan of Nevada,  Inc.  and the United
               States Health Care Financing Administration dated July 24, 1992, incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1992.

     (10.4)   Loan Agreement  among Bank of America,  Nevada,  the  Registrant,
               Health Plan of Nevada, Inc. and Sierra Health and Life Insurance Company, Inc. dated November 30, 1993 in the principal amount of $14,000,000, incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (10.5)   Loan Agreement  between Home Federal Savings and Loan Association and 2314 West Charleston Partnership dated September 15, 1989 in the principal amount of $3,400,000, incorporated by reference to
               Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (10.6)   Assumption  and  Reaffirmation  Agreements  dated March 25, 1994, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (10.7)   Unconditional  Guarantees  dated March 25, 1994,  incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (10.8)   Compensatory Plans, Contracts and Arrangements.

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

               (5) The Registrant's Deferred Compensation Plan, as amended, effective May 1, 1996.

               (6) Protocols for cash bonus awards, incorporated by reference to Exhibit 10.17 (5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

               (7) The Company's Long-Term Incentive Plan incorporated by reference to Form S-8 filed July 7, 1995.

               (8)  The  Company's  1995  Non-Employee   Directors'  Stock  Plan
                    incorporated by reference to Form S-8 filed July 7, 1995.

     (10.9)       Agreement  and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

     (10.10) Agreement between the Registrant and First Option Health Plan to develop and implement a Medicare risk product in New Jersey dated January 6, 1995, incorporated by reference to
                   Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

        (11)       Computation of earnings per share.

        (13)       Independent Auditors' Report for CII Financial, Inc. for the
                    year ended December 31, 1994.

        (21)       Subsidiaries of the Registrant (listed herein):

                   There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

                                                                Jurisdiction of
                                                                  Incorporation
                   Sierra Health and Life Insurance Company, Inc.    California
                   Health Plan of Nevada, Inc.                       Nevada
                   Sierra Healthcare Options, Inc. and Subsidiary    Nevada
                   Behavioral Healthcare Options, Inc.               Nevada
                   Family Health Care Services                       Nevada
                   Family Home Hospice, Inc.                         Nevada
                   Southwest Medical Associates, Inc.                Nevada
                   Sierra Medical Management, Inc. and Subsidiaries  Nevada
                   Southwest Realty, Inc.                            Nevada
                   Sierra Health Holdings, Inc. (HMO Texas, L.C.)    Texas
                   Sierra Texas Systems, Inc.                        Texas
                   CII Financial, Inc., and Subsidiaries             California
                   Northern Nevada Health Network, Inc.              Nevada
                   Intermed, Inc.                                    Arizona
                   Prime Holdings, Inc. and Subsidiaries             Nevada

      (23.1)       Consent of Deloitte & Touche LLP

      (23.2)       Consent of BDO Seidman LLP

        (27)       Financial Data Schedule

        (99) Registrant's current report on Form 8-K dated March 28, 1997, incorporated herein.

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

                                          SIERRA HEALTH SERVICES, INC.


                                          By:         /S/ ANTHONY M. MARLON
                                                     Anthony M. Marlon
Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                      Date


/S/ ANTHONY M. MARLON, M.D.      Chief Executive Officer       March 28, 1997
Anthony M. Marlon, M.D.          and Chairman of the Board
                                 (Chief Executive Officer)


/S/ JAMES L. STARR               Vice President of Finance     March 28, 1997
James L. Starr                   Chief Financial Officer
                                 and Treasurer
                                 (Chief Accounting Officer)


/S/ ERIN E. MACDONALD            President and                 March 28, 1997
Erin E. MacDonald                Chief Operating Officer
                                 Director


/S/ CHARLES L. RUTHE             Director                      March 28, 1997
Charles L. Ruthe


/S/ WILLIAM J. RAGGIO            Director                      March 28, 1997
William J. Raggio


/S/ THOMAS Y. HARTLEY            Director                       March 28, 1997
Thomas Y. Hartley

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only



                                                                                                December 31,
                                                                                      1996                1995
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................         $ 17,761,000        $ 11,814,000
     Short-term Investments..............................................           12,055,000          26,196,000
     Prepaid Expenses and Other Current Assets ..........................            8,103,000           2,144,000
           Total Current Assets..........................................           37,919,000          40,154,000

PROPERTY AND EQUIPMENT - NET ............................................           32,596,000          26,828,000
EQUITY IN NET ASSETS OF SUBSIDIARIES ....................................          145,939,000         119,856,000
NOTES RECEIVABLE FROM SUBSIDIARIES ......................................            9,804,000          12,593,000
LONG-TERM INVESTMENTS ...................................................            6,021,000          12,940,000
GOODWILL AND OTHER INTANGIBLE ASSETS ....................................           14,896,000           2,612,000
OTHER ...................................................................           10,330,000           6,850,000

TOTAL ASSETS ............................................................         $257,505,000        $221,833,000

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................         $ 13,268,000        $  9,715,000
     Current Portion of Long-term Debt ..................................              444,000             667,000
           Total Current Liabilities ....................................           13,712,000          10,382,000

LONG-TERM DEBT(Less Current Portion).....................................            3,241,000           3,736,000
OTHER LIABILITIES .......................................................            6,070,000
TOTAL LIABILITIES .......................................................           23,023,000          14,118,000

STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................               89,000              88,000
     Additional Paid-in Capital .........................................          152,035,000         147,240,000
     Treasury Stock .....................................................             (130,000)           (130,000)
     Unrealized Holding Gain on Available-for-sale Investments ..........              487,000           9,659,000
     Retained Earnings ..................................................           82,001,000          50,858,000
           Total Stockholders' Equity ...................................          234,482,000         207,715,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................         $257,505,000        $221,833,000

Note: Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

     Year Ending December 31,
          1997...................................................            $   444,000
          1998...................................................                429,000
          1999...................................................              2,384,000
          2000...................................................                428,000
          2001...................................................                    --
          Thereafter.............................................                    --
              Total..............................................             $3,685,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENT OF OPERATIONS -- Parent Company Only



                                                                       Year Ended December 31,
                                                                 1996               1995             1994
OPERATING REVENUES:
    Management Fees........................................      $44,139,000       $40,115,000      $37,324,000
    Subsidiary Dividends...................................        3,733,000           250,000        1,350,000
    Investment and Other Income............................        5,145,000         4,087,000          928,000
       Total Operating Revenues............................       53,017,000        44,452,000       39,602,000

GENERAL AND ADMINISTRATIVE EXPENSES:
    Payroll and Benefits...................................       11,579,000        12,805,000       12,162,000
    Depreciation...........................................        3,433,000         3,323,000        3,494,000
    Rent...................................................          649,000           738,000        1,186,000
    Repairs and Maintenance................................          408,000           382,000          303,000
    Legal..................................................        1,874,000           226,000        1,109,000
    Consulting.............................................          827,000           583,000          480,000
    Other..................................................        5,145,000         4,252,000        5,053,000
    Acquisition, Restructuring and Other Expenses ..........      12,064,000        11,614,000
       Total General and Administrative....................       35,979,000        33,923,000       23,787,000

INTEREST EXPENSE AND OTHER, NET............................         (503,000)         (396,000)        (467,000)

EQUITY IN UNDISTRIBUTED
    EARNINGS OF SUBSIDIARIES...............................       21,991,000        15,785,000       24,788,000

INCOME BEFORE INCOME TAXES.................................       38,526,000        25,918,000       40,136,000

PROVISION FOR INCOME TAXES.................................       (7,383,000)       (4,614,000)      (5,693,000)

NET INCOME.................................................      $31,143,000       $21,304,000      $34,443,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENTS OF CASH FLOWS -- Parent Company Only

                                                                                               Year Ended December 31,
                                                                                    1996              1995               1994

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income...........................................................       $31,143,000       $21,304,000       $34,443,000
      Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
          Depreciation and Amortization....................................         3,611,000         3,449,000         3,533,000
      Equity in Undistributed Earnings of Subsidiaries......................      (21,991,000)      (15,787,000)      (24,788,000)
      Change in Assets and Liabilities:
          Other Assets.....................................................       (15,917,000)       (5,021,000)          996,000
          Current Assets...................................................        (5,959,000)         (504,000)         (635,000)
          Current Liabilities..............................................         4,712,000         7,429,000           239,000
          Other Long-term Liabilities .....................................         6,069,000
          Net Cash Provided by Operating Activities.........................        1,668,000        10,870,000        13,788,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures.................................................        (9,292,000)       (8,763,000)       (1,935,000)
      Decrease (Increase) in Short-term Securities..........................       14,136,000        22,990,000       (45,316,000)
      Decrease (Increase) in Other Assets..................................         6,942,000        (8,963,000)       (2,659,000)
      Dividends from Subsidiary............................................         3,733,000           250,000         1,350,000
      Acquisitions, Net of Cash Acquired ..................................       (31,270,000)
      (Decrease) Increase in Net Assets in Subsidiaries.....................       14,321,000        (1,572,000)       (7,189,000)
          Net Cash  Provided by (Used for) Investing Activities                    (1,430,000)        3,942,000       (55,749,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans to Subsidiaries ...............................................                         (12,593,000)
      Reductions in Long-term Obligations and
          Payments on Capital Leases.......................................          (718,000)         (789,000)       (3,688,000)
      Proceeds from Note Receivable to Subsidiary.................................  2,789,000
      Proceeds from Issuance of Common Stock...............................                                            44,579,000
      Exercise of Stock in Connection with Stock Plans..............................3,638,000         3,807,000         4,385,000
          Net Cash (Used for) Provided by Financing Activities.............         5,709,000        (9,575,000)       45,276,000

Net increase in Cash and Cash Equivalents..................................         5,947,000         5,237,000         3,315,000
Cash and Cash Equivalents at Beginning of Year..............................       11,814,000         6,577,000         3,262,000
Cash and Cash Equivalents at End of Year...................................       $17,761,000       $11,814,000       $ 6,577,000


Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..........................................        $  443,000        $  455,000        $  662,000
Cash Paid During the Year for Income Taxes.................................         6,423,000         2,746,000         2,592,000

Noncash Investing and Financing Activities:
      Additions to Capital Leases..........................................               --            278,000           552,000
      Assumptions of Liability in Connection with
          Land Purchase....................................................               --          1,956,000              --
      Stock Issued for Exercise of Options
          and Related Tax Benefits.........................................         1,158,000         1,949,000         2,685,000

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY -- CASUALTY INSURANCE
                             (amounts in thousands)




                                    Gross                                                 Claims & Claim   Amortization
                                   Reserves                                                 Adjustment        of
                      Deferred    for Unpaid  Discount                                  Expenses Incurred  Deferred Paid Claims
                       Policy     Claims and   if any                 Gross    Net          Related to    Policy   and Claims Direct
                     Acquisition  Adjustment  Deducted in  Unearned   Earned   Investment  (1)     (2)      Acq. Adjustment Premiums
Affiliation With        Costs     Expenses    Column C     Premiums  Premiums  Income   Current Prior Year Costs  Expenses   Written
Registrant Column A    Column B   Column C    Column D     Column E  Column F  Column G   Year  Column H  Column I Column J Column K

Consolidated
 Property and
 Casualty Entities
 of CII Financial,
 Inc. for
 Years Ended:
 December 31, 1996      $1,832    $187,776     --        $9,885    $126,121  $16,422  $101,401 $(15,284) $21,968  $70,464 $126,497
 December 31, 1995       1,928     182,318     --         9,282      94,611   14,301    75,978  (20,079)  22,028   61,071   94,953
 December 31, 1994       2,285     190,962     --         8,940      94,684   12,506    67,642  (13,953)  23,238   66,584   92,983

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 SECTION 403.04b
              RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (in thousands)


                                                                                             Year ended December 31
                                       1996       1995       1994       1993       1992       1991       1990       1989      1988

Losses and LAE
   Reserve......................     $187,776   $182,318   $190,962   $200,356    $178,460  $112,749  $ 67,593   $ 37,466   $ 10,277

Less Reinsurance
   Recoverables (1).............       15,676     25,871     29,342     25,841      20,207

Net Loss and LAE
   Reserves ....................      172,100    156,447    161,620    174,515     158,253

Cumulative Net Paid
   as of:
   One Year Later ..............                  45,731     44,519     50,210      50,360    57,611    39,118     14,820      3,954
   Two Years Later .............                             68,619     79,788      84,465    89,177    65,165     28,657      6,609
   Three Years Later                                                    94,865     104,569   108,849    76,988     36,579      8,198
   Four Years Later                                                                114,293   120,539    83,822     39,345      8,938
   Five Years Later                                                                          126,100    87,618     41,043      9,235
   Six Years Later .............                                                                        89,607     41,962      9,398
   Seven Years Later                                                                                               42,541      9,471
   Eight Years Later                                                                                                           9,517

Net Reserve Re-estimated
   as of:
   One Year Later ..............                 141,163    139,741    160,562     154,388   140,815    83,841     37,463     10,072
   Two Years Later .............                            125,279    141,100     147,167   142,447    96,011     39,753      9,902
   Three Years Later                                                   126,483     134,747   143,433    97,142     43,528      9,598
   Four Years Later                                                                132,193   137,143    97,942     44,404      9,330
   Five Years Later                                                                          135,249    94,852     45,027     10,042
   Six Years Later .............                                                                        93,561     44,543     10,110
   Seven Years Later                                                                                               43,741     10,124
   Eight Years Later                                                                                                           9,695

Cumulative Redundancy
   (Deficiency) ................                  15,284     36,341     48,032      26,060   (22,500)  (25,968)    (6,275)       582

Net Reserve.....................      172,100    156,447    161,620    174,515
Reinsurance Recoverables                          15,676     25,871     29,342      25,841
Gross Reserve ..................      187,776    182,318    190,962    200,356

Net Re-estimated Reserve                         141,164    125,279    126,483
Re-estimated Reinsurance
   Recoverables ................                  17,428     17,682     13,987
Gross Re-Estimated
   Reserve .....................                 158,592    142,961    140,470
Gross Cumulative
   Redundancy...................               $  23,726   $ 48,001   $ 59,886


(1) The Company adopted Financial Accounting Standards Board Statement No. 113 ("FAS 113"), "Accounting and Reporting for Short-Duration and Long-Duration Reinsurance Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 1996 and 1995. However, for purposes of the reconciliation and development tables, loss and LAE information will be shown net of reinsurance.

(2) The above table includes the nine years of data since the commencement of workers' compensation insurance operations by the Company.

               See the notes to consolidated financial statements.