Form 10-Q
period 1997-03-31
SIERRA HEALTH SERVICES INC
filed 1997-05-14
CIK 754009

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 As of April 30, 1997 there were 18,006,000 shares of common stock outstanding.



-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets --
                    March 31, 1997, and December 31, 1996...............     3

                  Condensed Consolidated Statements of Operations--
                    Three months ended March 31, 1997, and
                    March 31, 1996.......................................    4

                  Condensed Consolidated Statements of Cash Flows--
                    Three months ended March 31, 1997, and
                    March 31, 1996.......................................    5

                  Notes to Condensed Consolidated Financial Statements...    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........    7

      Item 3.     Quantitative and Qualitative Disclosures about
                  Market Risk ...........................................   11


Part II - OTHER INFORMATION

      Item l.     Legal Proceedings......................................   12

      Item 2.     Changes in Securities..................................   12

      Item 3.     Defaults upon Senior Securities........................   12

      Item 4.     Submission of Matters to a Vote of Security Holders....   12

      Item 5.     Other Information......................................   12

      Item 6.     Exhibits and Reports on Form 8-K.......................   13

Signatures...............................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31         December 31
                                                                                            1997               1996
CURRENT ASSETS:
   Cash and Cash Equivalents...................................................         $ 87,077,000       $103,587,000
   Short-term Investments......................................................           73,769,000         83,688,000
   Accounts Receivable (Less: Allowance for Doubtful
           Accounts: 1997 - $7,518,000, 1996 - $7,324,000) ....................           29,662,000         31,849,000
   Prepaid Expenses and Other Assets...........................................           53,640,000         33,811,000
           Total Current Assets................................................          244,148,000        252,935,000

PROPERTY AND EQUIPMENT ........................................................          149,189,000        140,130,000
   Less: Accumulated Depreciation..............................................           42,907,000         40,326,000
           Land, Building and Equipment - Net..................................          106,282,000         99,804,000

LONG-TERM INVESTMENTS .........................................................          184,208,000        160,482,000
RESTRICTED CASH AND INVESTMENTS ...............................................           12,783,000         13,648,000
REINSURANCE RECOVERABLE, Net of Current Portion................................           14,705,000         14,721,000
GOODWILL ......................................................................           44,139,000         44,602,000
OTHER ASSETS ..................................................................           39,094,000         43,270,000
TOTAL ASSETS...................................................................         $645,359,000       $629,462,000

CURRENT LIABILITIES:
   Accounts Payable and Other Accrued Liabilities..............................         $ 55,684,000       $ 50,153,000
   Medical Claims Payable......................................................           54,458,000         46,969,000
   Current Portion of Reserve for Losses and
           Loss Adjustment Expense ............................................           52,345,000         52,878,000
   Unearned Premium Revenue....................................................           16,712,000         24,210,000
   Current Portion of Long-term Debt...........................................           19,110,000          2,195,000
           Total Current Liabilities...........................................          198,309,000        176,405,000

RESERVE FOR LOSSES AND LOSS
   ADJUSTMENT EXPENSE (Less Current Portion)  .................................          137,312,000        134,898,000
LONG-TERM DEBT (Less Current Portion)..........................................           65,641,000         66,189,000
OTHER LIABILITIES .............................................................            8,768,000         17,488,000
TOTAL LIABILITIES..............................................................          410,030,000        394,980,000

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value, 1,000,000 Shares
           Authorized, None Issued
   Common Stock, $.005 Par Value, 40,000,000 Shares Authorized;
           Shares Issued: 1997 - 17,966,000; 1996 - 17,910,000;................               89,000             89,000
  Additional Paid-in Capital...................................................          153,151,000        152,035,000
  Treasury Stock, 100,200 Common Shares........................................             (130,000)          (130,000)
  Unrealized Holding (Loss) Gain on Available-for-Sale Securities..............           (1,180,000)           487,000
  Retained Earnings............................................................           83,399,000         82,001,000
        Total Stockholders' Equity.............................................          235,329,000        234,482,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................         $645,359,000       $629,462,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Three Months Ended
                                                                                         March 31        March 31
                                                                                         1997              1996

OPERATING REVENUES:
    Medical Premiums......................................................           $122,339,000         $90,605,000
    Specialty Product Revenue.............................................             34,713,000          30,939,000
    Professional Fees.....................................................              7,521,000           7,572,000
    Investment and Other Revenue..........................................              6,005,000           6,896,000
       Total..............................................................            170,578,000         136,012,000

OPERATING EXPENSES:
    Medical Expenses......................................................             99,676,000          73,951,000
    Specialty Product Expenses............................................             34,651,000          30,523,000
    General, Administrative and Marketing Expenses .......................             22,009,000          17,163,000
    Merger and Related Expenses ..........................................             11,000,000
       Total..............................................................            167,336,000         121,637,000

OPERATING INCOME..........................................................              3,242,000          14,375,000

INTEREST EXPENSE AND OTHER, NET...........................................             (1,402,000)           (809,000)

INCOME BEFORE INCOME TAXES ...............................................              1,840,000          13,566,000

PROVISION FOR INCOME TAXES................................................                442,000           3,402,000

NET INCOME    ............................................................           $  1,398,000        $ 10,164,000

EARNINGS PER COMMON SHARE ................................................                   $.08                $.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................................             17,849,000          17,627,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                        March 31          March 31
                                                                                          1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..............................................................             $1,398,000         $10,164,000
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Depreciation and Amortization.....................................              3,263,000           2,468,000
        Provision for Doubtful Accounts...................................                967,000             536,000
  Changes in Assets and Liabilities ......................................                916,000          (7,210,000)
  Net Cash Provided by Operating Activities ..............................              6,544,000           5,958,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures, Net of Equipment Dispositions.....................             (9,059,000)         (1,914,000)
  Decrease (Increase) in Short-term Securities............................              9,847,000            (622,000)
  (Increase) Decrease in Long-term Securities.............................            (25,243,000)            460,000
  Decrease in Restricted Cash and Securities..............................                753,000             195,000
  Loan to Third Party.....................................................            (16,750,000)
        Net Cash Used for Investing Activities............................            (40,452,000)         (1,881,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings ...............................................             17,000,000
  Payments on Debt and Capital Leases.....................................               (648,000)         (1,868,000)
  Exercise of Stock in Connection with Stock Plans........................              1,046,000           1,519,000
     Net Cash Provided by (Used for) Financing Activities.................             17,398,000            (349,000)
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS....................................................            (16,510,000)          3,728,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................            103,587,000          57,044,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................           $ 87,077,000         $60,772,000


                                                                                          Three Months Ended
Supplemental Condensed Consolidated                                                    March 31           March 31
        Statements of Cash Flows Information:                                            1997               1996
Cash paid during the period for Interest
  (net of amount Capitalized).............................................             $2,203,000         $ 2,503,000
Cash paid during the period for Income Taxes..............................              3,520,000             650,000

Non-cash Investing and Financing Activities:
  Tax Benefits of Stock Issued for Exercise of Options ...................                 70,000             377,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the years ended December 31, 1996 and 1995. In the opinion of management, all adjustments, consisting only of recurring adjustments necessary for a fair statement of the results of operations for the three-month period ended March 31, 1997, have been made.

2. In March 1997, the Company drew $17.0 million on its $50 million line of credit for general corporate purposes at a current interest rate of 6.075%. The amount owed on the line of credit is included in current liabilities at March 31, 1997. The remaining line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary.

3. The Company has recorded $11.0 million, $8.4 million after taxes, for certain estimated costs and expenses incurred in association with the merger agreement with Physician Corporation of America ("PCA") which was terminated on March 18, 1997, as disclosed in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1996.

4. During the first quarter of 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" was issued. This standard relates to the computation of earnings per share. The Company does not believe this pronouncement will materially impact its consolidated financial statements when it is required to be adopted on December 31, 1997.

5. In the second quarter of 1997 the Company's Board of Directors authorized a stock repurchase program of up to $25 million of the Company's outstanding stock.

6.       Amounts  in  the  accompanying   Condensed  Consolidated  Statement  of
         Operations for the three months ended March 31, 1996 have been reclassified to conform with the current year presentation.

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

Results of Operations, three months ended March 31, 1997, compared to three months ended March 31, 1996

The Company's total operating revenues for the three months ended March 31, 1997 increased 25.4% to $170.6 million, from $136.0 million for the three months ended March 31, 1996. The increase was primarily due to medical premium revenue increases of $31.7 million, or 35.0%, from the Company's health maintenance organization ("HMO") and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 32.1% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased approximately 3%, primarily due to an increase in its capitation rate for its Medicare members as established by the Health Care Finance Administration ("HCFA"). The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower rates realized by a newly-acquired HMO, MedOne Health Plan, acquired on December 31, 1996. Specialty product revenue increased $3.8 million, or 12.2%, in the three months ended March 31, 1997, compared to the same three-month period in the prior year. The increase was due to specialty product revenue growth in the workers' compensation insurance market. Professional fee revenue decreased slightly from the comparable period in the prior year. Investment and other revenue decreased $0.9 million, or 12.9%, primarily due to certain capital gains in the comparable period in the prior year.

Total medical expenses increased by $25.7 million over the same three-month period last year. This 34.8% increase resulted primarily from the consolidated member month growth discussed previously. Medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") increased from 75.3% to 76.8% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, the newly-acquired HMO has a higher Medical Loss Ratio which further contributed to the increase in the overall Medical Loss Ratio. Specialty product expenses increased $4.1 million, or 13.5%, primarily due to the 12.2% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 104.5% compared to 104.6% for the same period in the prior year. The decrease in the combined ratio is due primarily to a 2.8% decrease in the operating expense ratio partially offset by a net 2.7% increase in the loss ratio. The

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as favorable loss development in California totaling $1.8 million compared to favorable loss development of $4.0 million for the comparable prior year period. The loss and loss adjustment expense ratio for the three months ended March 31, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, administrative and marketing ("G&A") costs increased $4.8 million, or 28.2%, compared to the first quarter of 1996. As a percentage of revenues G&A costs for the first quarter of 1997 increased slightly to 12.9% from 12.6% during the comparable period in 1996. Of the $4.8 million increase in G&A, $1.5 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services. Broker, third-party administration and premium tax expenses increased approximately $2.5 million due to increased membership. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended March 31, 1997 the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

In the first quarter of 1997, the Company recorded estimated expenses of $11.0 million, $8.4 million after tax, for merger-related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with PCA. The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages. Although the Company believes the PCA lawsuit is without merit, there can be no assurance as to the outcome of the PCA lawsuit. The Company has filed a motion in the District Court seeking a dismissal of the PCA lawsuit. The Company has also initiated a lawsuit in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it; however, there can be no assurance that the Company will prevail in such litigation or that PCA will have sufficient funds to pay any damages that the Company may be awarded.

Excluding the effect of the merger-related costs, operating income for the three months ended March 31, 1997 decreased $400,000, or 4.0%, from the three months ended March 31, 1996. The decrease was due in part to almost $500,000 in gains realized on the sale of certain investments during the first quarter of 1996 as well as the $400,000 benefit recorded in 1996 for minority interests. During the 4th quarter of 1996 the Company purchased the remaining interests of HMO Texas, L.C. Net income decreased by $8.8 million, primarily due to merger-related expenses offset by a $3.0 million decrease in the provision for income taxes. The decrease in the effective tax rate from 25.1% to 24.0% resulted from the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance which is due primarily to the ability to use a portion of net operating loss carryovers.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Company's cash flow from operating activities during the three months ended March 31, 1997 resulted from $1.4 million of net income and $3.3 million in depreciation and amortization as well as a $1.9 million net change in assets and liabilities, excluding cash and cash equivalents. The increase in cash which resulted from the change in operating assets and liabilities was primarily due to increases in medical claims payable and accrued and other liabilities, partially offset by a decrease in unearned premium revenue, and an increase in other current assets.

The $23.1 million used for investing and financing activities since December 31, 1996 primarily consisted of $9.1 million in net capital expenditures including construction costs associated with medical facilities, office facilities, computer and medical equipment, and other capital needs to support the Company's growth as well as a $14.6 million net increase in investments. Additionally, $600,000 used for the reduction of debt was offset in part by $1.0 million received in connection with the purchase of stock through the Company's stock plans. On January 10, 1997, the Company and PCA entered into a credit and share pledge agreement (the "PCA Loan") pursuant to which the Company made a demand loan to PCA in the amount of $16.8 million with an 8.25% fixed rate of interest. There can be no assurance that PCA will have sufficient funds to pay the PCA Credit Facility and the PCA Loan in full.

Sierra has a $50.0 million unsecured line of credit from Bank of America National Trust & Savings Association ("B of A") for a term of five years at an interest rate indexed to the London InterBank Offering Rate ("LIBOR") plus 32 basis points. Such rate was 6.075% at March 31, 1997. In March 1997, the Company drew $17.0 million on the line of credit for general corporate purposes. The remaining line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary. The Company is currently negotiating with B of A to expand its line of credit to $100 million.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $12.8 million, as of March 31, 1997. The HMO and insurance subsidiaries must also meet requirements to maintain minimum capital and surplus on a statutory basis, ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at March 31, 1997, $69.1 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

The Company has submitted a proposal as the prime contractor to the Office of the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region
1. This region includes approximately 665,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, northern Virginia and Washington, D.C. The Company expects to

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

incur expenses of approximately $8.0 to $10.0 million during the Region 1 contract proposal process. The Company submitted its final bid on February 14, 1997 and anticipates learning of the result of its bid in the second quarter of 1997. The contract, if awarded to the Company, will result in approximately $1.8 billion in estimated revenues over the five-year term of the contract. The expenses incurred in connection with the contract have been capitalized, and will be amortized over the term of the contract. If the Company is not awarded the contract, the costs will be expensed in the period that notification is received.

CII Financial, Inc., a California workers' compensation company that the Company
acquired  in  1995,  has  convertible   subordinated   debentures  (the
"Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the three months ended March 31, 1997 Sierra purchased $30,000 of the Debentures on the open market.

The Company has a 1997 capital budget of approximately $45.0 million, primarily for the construction of a new 59,000 square-foot medical facility, a six-story 180,000 square foot corporate headquarters building and accompanying parking structure, computer hardware and software, furniture and equipment, and other requirements needed for the Company's projected growth and expansion. Completion of the medical facility is expected in the fourth quarter of 1997 at an estimated total cost of $7.3 million. Completion of the additional building at the corporate headquarters complex is expected in the fourth quarter of 1997 at a total cost of $35.0 million. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing and equipment leasing, and additional amounts available under its credit facility will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

The Company's liquidity needs over the next 12 months will primarily be for capital items to support growing membership, the Company's stock repurchase program, as well as debt service and expansion of the Company's operations, including acquisition and integration.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

The Company's membership at March 31, 1997 and 1996 was as follows:

                                                                          Number of Members at Period Ended
                                                                           March 31                March 31
                                                                             1997                    1996
HMO
  Commercial..................................................              156,000                  119,000
  Medicare....................................................               31,000                   27,000
Managed Indemnity.............................................               48,000                   32,000
Medicare Supplement...........................................               24,000                   17,000
Administrative Services.......................................              505,000                  303,000
Total Members.................................................              764,000                  498,000

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


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                            PART II OTHER INFORMATION


Item 1.        Legal Proceedings

               On March 18, 1997, the Company announced it had terminated its merger agreement with PCA. The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the District Court, seeking, among other things, specific performance of the merger agreement and monetary damages. Although the Company believes the PCA lawsuit is without merit, there can be no assurance as to the outcome of the PCA lawsuit. The Company has filed a motion in the District Court seeking a dismissal of the PCA lawsuit. The Company has also initiated a lawsuit in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it; however, there can be no assurance that the Company will prevail in such litigation or that PCA will have sufficient funds to pay any damages that the Company may be awarded.

               The Company is subject to various other claims and litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of these claims and legal proceedings should not have a material adverse effect on the Company's financial condition.

Item 2.        Changes in Securities

               None

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits

                   (11)      Computation of earnings per share

                   (27)      Financial Data Schedule

               (b) Reports on Form 8-K

                   The Company filed a Current Report on Form 8-K, dated March 28, 1997, with the Securities and Exchange Commission in connection with certain cautionary statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SIERRA HEALTH SERVICES, INC.
                                          (Registrant)



Date    May 14, 1997                      /S/ JAMES L. STARR
                                          James L. Starr
                                          Vice President
                                         Chief Financial Officer and Treasurer
                                          (Chief Accounting Officer)