Form 10-Q
period 1997-06-30
SIERRA HEALTH SERVICES INC
filed 1997-08-14
CIK 754009

----------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended       June 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1997 there were 18,079,000 shares of common stock outstanding.


-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets --
                    June 30, 1997, and December 31, 1996...............      3

                  Condensed Consolidated Statements of Operations--
                    Three and six months ended June 30, 1997
                    and June 30, 1996..................................      4

                  Condensed Consolidated Statements of Cash Flows--
                    Six months ended June 30, 1997
                    and June 30, 1996..................................      5

                  Notes to Condensed Consolidated Financial
                    Statements.........................................      6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......      7

      Item 3.     Quantitative and Qualitative Disclosures
                    About Market Risk .................................     13


Part II - OTHER INFORMATION

      Item l.     Legal Proceedings....................................     14

      Item 2.     Changes in Securities................................     14

      Item 3.     Defaults upon Senior Securities......................     14

      Item 4.     Submission of Matters to a Vote
                  of Security Holders..................................     14

      Item 5.     Other Information....................................     15

      Item 6.     Exhibits and Reports on Form 8-K.....................     15

Signature..............................................................     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30           December 31
                                                                                           1997                 1996
CURRENT ASSETS:
   Cash and Cash Equivalents.....................................................       $ 59,396,000       $103,587,000
   Short-term Investments........................................................         70,310,000         83,688,000
   Accounts Receivable (Less: Allowance for Doubtful
      Accounts: 1997 - $7,318,000; 1996 - $7,324,000 ............................         33,012,000         31,849,000
   Prepaid Expenses and Other Assets.............................................         54,354,000         33,811,000
      Total Current Assets.......................................................        217,072,000        252,935,000

LAND, BUILDING AND EQUIPMENT.....................................................        162,019,000        140,130,000
   Less: Accumulated Depreciation................................................         45,526,000         40,326,000
      Land, Building and Equipment - Net.........................................        116,493,000         99,804,000

LONG-TERM INVESTMENTS ...........................................................        212,224,000        160,482,000
RESTRICTED CASH AND INVESTMENTS .................................................         14,572,000         13,648,000
REINSURANCE RECOVERABLE,
   NET OF CURRENT PORTION........................................................         16,705,000         14,721,000
GOODWILL   ...........................................................                    43,726,000         44,602,000
OTHER ASSETS.....................................................................         39,670,000         43,270,000
TOTAL ASSETS.....................................................................       $660,462,000       $629,462,000

CURRENT LIABILITIES:
   Accounts Payable and Other Accrued Liabilities................................       $ 55,990,000       $ 50,153,000
   Medical Claims Payable........................................................         53,090,000         46,969,000
   Current Portion of Reserves for Losses and
      Loss Adjustment Expense ...................................................         62,861,000         52,878,000
   Unearned Premium Revenue......................................................         15,523,000         24,210,000
   Current Portion of Long-term Debt.............................................          4,206,000          2,195,000
      Total Current Liabilities..................................................        191,670,000        176,405,000

RESERVES FOR LOSSES AND LOSS
   ADJUSTMENT EXPENSE (Less Current Portion)  ...................................        130,895,000        134,898,000
LONG-TERM DEBT (Less Current Portion)............................................         79,949,000         66,189,000
OTHER LIABILITIES ...............................................................          9,653,000         17,488,000
TOTAL LIABILITIES................................................................        412,167,000        394,980,000
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value, 1,000,000 Shares
      Authorized, None Issued
   Common Stock, $.005 Par Value, 40,000,000 Shares Authorized;
      Shares Issued: 1997 - 18,013,000; 1996 - 17,910,000;.......................             90,000             89,000
   Additional Paid-in Capital....................................................        160,576,000        152,035,000
   Treasury Stock: 1997 - 284,500; 1996 - 100,200 Common Shares..................         (5,601,000)          (130,000)
   Unrealized Holding (Loss) Gain on
      Available-for-Sale Investments.............................................           (730,000)           487,000
   Retained Earnings.............................................................         93,960,000         82,001,000
      Total Stockholders' Equity.................................................        248,295,000        234,482,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................       $660,462,000       $629,462,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended     Six Months Ended
                                                                          June 30                           June 30
                                                                 1997              1996             1997               1996
OPERATING REVENUES:
  Medical Premiums....................................       $125,250,000     $ 93,431,000      $247,589,000     $184,036,000
  Specialty Product Revenues..........................         37,079,000       33,348,000        71,792,000       64,287,000
  Professional Fees...................................          7,538,000        7,723,000        15,059,000       15,295,000
  Investment and Other Revenues.......................          6,454,000        6,860,000        12,459,000       13,756,000
    Total ............................................        176,321,000      141,362,000       346,899,000      277,374,000

OPERATING EXPENSES:
  Medical Expenses....................................        101,813,000       75,866,000       201,489,000       149,817,000
  Specialty Product Expenses..........................         36,348,000       33,660,000        70,999,000        64,183,000
  General, Administrative and
    Marketing Expenses ...............................         23,057,000       17,316,000        45,066,000        34,479,000
  Merger and Related Expenses ........................                                            11,000,000
    Total ............................................        161,218,000      126,842,000       328,554,000       248,479,000

OPERATING INCOME......................................         15,103,000       14,520,000        18,345,000        28,895,000

INTEREST EXPENSE AND OTHER, NET  .....................         (1,207,000)        (832,000)       (2,609,000)       (1,641,000)

INCOME BEFORE INCOME TAXES ...........................         13,896,000       13,688,000        15,736,000        27,254,000

PROVISION FOR INCOME TAXES............................          3,335,000        3,477,000         3,777,000         6,879,000

NET INCOME ...........................................        $10,561,000      $10,211,000        $11,959,000      $20,375,000

EARNINGS PER COMMON SHARE.............................               $.59             $.58              $.67             $1.15

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING...........................         17,970,000       17,706,000        17,909,000        17,667,000


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended
                                                                                        June 30            June 30
                                                                                         1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..............................................................           $ 11,959,000        $ 20,375,000
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Depreciation and Amortization.....................................              6,602,000           5,022,000
        Provision for Doubtful Accounts...................................              2,198,000           1,251,000
  Changes in Assets and Liabilities ......................................             (3,358,000)        (11,934,000)
     Net Cash Provided by Operating Activities ...........................             17,401,000          14,714,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures, Net of Equipment Dispositions.....................            (22,003,000)         (6,977,000)
  Decrease in Short-term Investments......................................             13,356,000           9,929,000
  (Increase) Decrease in Long-term Investments............................            (52,832,000)         10,349,000
  Increase in Restricted Cash and Investments.............................             (1,063,000)           (166,000)
  Loan to Third Party.....................................................            (16,750,000)
     Net Cash (Used for) Provided by Investing Activities.................            (79,292,000)         13,135,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings................................................             17,000,000             500,000
  Payments on Debt and Capital Leases.....................................             (1,229,000)         (8,035,000)
  Exercise of Stock in Connection with Stock Plans........................              7,400,000           2,400,000
  Purchase of Treasury Stock .............................................             (5,471,000)
     Net Cash Provided by (Used for) Financing Activities.................             17,700,000          (5,135,000)
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS....................................................            (44,191,000)         22,714,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................            103,587,000          57,044,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................           $ 59,396,000        $ 79,758,000


                                                                                            Six Months Ended
Supplemental Condensed Consolidated                                                     June 30            June 30
        Statements of Cash Flows Information:                                            1997               1996
Cash paid during the period for interest
  (net of amount capitalized).............................................           $  2,217,000          $2,806,000
Cash paid during the period for income taxes..............................              4,989,000           6,887,000

Non-cash Investing and Financing Activities:
  Tax benefits of stock issued for exercise of options ...................              1,142,000           1,009,000


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the years ended December 31, 1996 and 1995. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2. In the second quarter of 1997, the line of credit agreement the ("Credit Agreement"), among Sierra, Bank of America National Trust and Savings Association as Agent, and other lenders, was amended and increased to $100 million. In March 1997, the Company borrowed $17.0 million on its line of credit for general corporate purposes. Currently the interest rate is 6.3%. The amount owed on the line of credit is included in long-term debt at June 30, 1997. The remaining line of credit may be used for additional working capital, if necessary.

3. During the first quarter of 1997, the Company recorded $11.0 million, $8.4 million after taxes, for certain estimated costs and expenses incurred in association with a merger agreement with Physician Corporation of America ("PCA"), such agreement was terminated on March 18, 1997, as disclosed in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1996.

4. During 1997 the Financial Accounting Standards Board ("FASB") issued the following statements of financial accounting standards ("FAS"):
          FAS No. 128, "Earnings per Share", FAS No. 129, "Disclosure of Information about Capital Structure", FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information".

           FAS No. 128 and FAS No. 129 are effective for periods ending after December 15, 1997, and establish standards for computing and presenting earnings per share ("EPS"), and for disclosing information about an entity's capital structure, respectively. Management believes that these standards will not have a significant impact on its EPS or financial statement disclosure. FAS No. 130 and FAS No. 131 are effective for periods beginning after December 15, 1997. FAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement. Management does not believe this statement will have a material impact on the Company's financial statements. FAS No. 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of this statement on its financial statement disclosure.

5. In the second quarter of 1997, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of the Company's outstanding stock. As of June 30, 1997, the Company had repurchased 184,300 shares for $5.5 million.

6. Amounts in the accompanying Condensed Consolidated Financial Statements for the three months and six months ended June 30, 1996 have been reclassified to conform with the current period presentation.

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


Results of Operations, three months ended June 30, 1997, compared to three months ended June 30, 1996.

The Company's total operating revenues for the three months ended June 30, 1997 increased 24.7% to $176.3 from $141.4 million for the three months ended June 30, 1996. The increase was primarily due to medical premium revenue increases of $31.8 million, or 34.1%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 30.3% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased approximately 3.8% primarily due to an increase in its capitation rate for its Medicare members as established by the Health Care Financing Administration ("HCFA"). The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower rates realized by MedOne Health Plan, an HMO acquired on December 31, 1996. Specialty product revenue increased $3.7 million, or 11.2%, for the three months ended June 30, 1997 compared to the same three-month period in the prior year. The increase was due to specialty product revenue growth in the workers' compensation insurance market of $1.9 million and an increase in administrative services of $1.8 million due primarily to the acquisition of Prime Health, Inc. at the end of 1996. Some of this increase in administrative services revenue may be offset in the future by the loss of a portion of the State of Nevada's self-insured business. Professional fee revenue decreased slightly from the comparable period in the prior year. Investment and other revenue decreased due to certain investment gains recognized in the second quarter of 1996.

Total medical expenses increased $25.9 million over the same three-month period last year. This 34.2% increase resulted primarily from the consolidated member month growth discussed previously. Medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") increased from 75.0% to 76.7% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, MedOne Health Plan has a higher Medical Loss Ratio, which further contributed to the increase in the Company's overall Medical Loss Ratio. Specialty product expenses increased $2.7 million, or 8.0%, due primarily to the 11.2% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended June 30, 1997, compared to three months ended June 30, 1996 (continued).

The combined ratio for the workers' compensation insurance business was 101.7% compared to 105.1% for the comparable prior year period. The reduction was primarily due to a 4.7 percentage point decrease in the loss ratio which was partially offset by a 1.3 percentage point increase in the expense ratio. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $2.6 million compared to net favorable loss development of $3.1 million for the comparable prior year period. The losses and loss adjustment expense ratio for the three months ended June 30, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, administrative and marketing ("G&A") costs increased $5.7 million, or 33.2%, compared to the second quarter of 1996. As a percentage of revenues, G&A costs for the second quarter of 1997 increased to 13.1% from 12.2% during the comparable period in 1996. Of the $5.7 million increase in G&A, $2.2 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services. Broker, third-party administration, and premium tax expenses increased approximately $2.1 million due to increased membership. Amortization increased approximately $400,000. The remaining G&A increase is due to additional expenses in several areas including data processing maintenance. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended June 30, 1997, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Interest expense and other increased approximately $400,000 over the same period in the prior year primarily due to the almost $600,000 benefit for minority interests recorded in 1996, offset in part by an increase in capitalized interest related to various construction projects in 1997. In November 1996, the Company acquired complete ownership of a Texas HMO in which it had previously held a 50% interest. That HMO began business in March 1995 and experienced losses in both three-month periods. In the prior period, these losses resulted in a benefit from minority interests.

The decrease in the effective tax rate for the second quarter of 1997 from 25.4% to 24.0% resulted from the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers.

Net income for the three months ended June 30, 1997 increased $400,000 to $10.6 million over the comparable prior year period. The increase in earnings was primarily due to increased operating revenues offset by a higher Medical Loss Ratio and increased G&A expenses as a percentage of revenues. In addition, as discussed previously, the Company recorded approximately $600,000 in minority interest in the prior year period. Excluding the effects of the prior period benefit related to minority interests income before income taxes increased approximately $800,000.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, six months ended June 30, 1997, compared to six months ended June 30, 1996.

The Company's total operating revenues for the six months ended June 30, 1997 increased 25.1% to $346.9 million, from $277.4 million, for the six months ended June 30, 1996. The increase was primarily due to medical premium revenue increases of approximately $63.6 million, or 34.5%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 31.2% increase in member months. The Company's HMO and insurance subsidiaries' premium rates increased approximately 3.4% overall, primarily due to an increase in its capitation rate for its Medicare members as established by HCFA. The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower rates realized by MedOne Health Plan, an HMO acquired on December 31, 1996. Specialty product revenue increased $7.5 million, or 11.7%, in the six months ended June 30, 1997 compared to the same six-month period in the prior year. The increase was due to specialty product revenue growth of $4.3 million in the workers' compensation insurance market and an increase in administrative services of $3.2 million due primarily to the acquisition of Prime Health, Inc. at the end of 1996. Some of this increase in administrative services revenue may be offset in the future by the loss of a portion of the State of Nevada's self-insured business. Professional fee revenue decreased slightly from the comparable period in the prior year. Investment and other revenue decreased $1.3 million, or 9.4%, due to certain investment gains recognized in the first six months of 1996.

Total medical expenses increased by $51.7 million over the same six-month period last year. This 34.5% increase resulted primarily from the consolidated member month growth discussed previously. The Medical Loss Ratio increased from 75.2% to 76.7% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, MedOne Health Plan has a higher Medical Loss Ratio, which further contributed to the increase in the Company's overall Medical Loss Ratio. Specialty product expenses increased $6.8 million, or 10.6%, due primarily to the 11.7% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

The combined ratio for the workers' compensation insurance business was 103.1% compared to 104.9% for the comparable prior year period. The reduction was primarily due to a 1.1 percentage point decrease in the loss ratio along with a
0.7 percentage point decrease in the expense ratio. Compared to the prior year period, incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims. In addition, the Company had net favorable loss development totalling $4.4 million compared to net favorable loss development of $7.1 million for the comparable prior year period. There can be no assurances that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the six months ended June 30, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, six months ended June 30, 1997, compared to six months ended June 30, 1996 (continued).

G&A costs increased $10.6 million, or 30.7%, compared to the first six months of 1996. As a percentage of revenues, G&A costs for the first six months of 1997 increased to 13.0% from 12.4% during the comparable period in 1996. Of the $10.6 million increase in G&A, $3.4 million consisted of compensation expense resulting primarily from additional employees supporting expanded services.
Broker, third-party administration, and premium tax expenses increased approximately $4.6 million due to increased membership. Amortization increased $700,000. The remaining G&A increase is due to additional expenses in several areas including data processing maintenance. The Company markets its products primarily to employer groups and labor unions through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the six months ended June 30, 1997, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

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

Interest expense and other increased approximately $1.0 million from the comparable prior year period primarily due to the almost $1.0 million benefit for minority interests recorded in 1996. In November 1996, the Company acquired complete ownership of a Texas HMO in which it had previously held a 50% interest. That HMO began business in March 1995 and experienced losses in both six-month periods. In the prior period, these losses resulted in a benefit from minority interests.

The decrease in the effective tax rate for the first six months of 1997 to 24.0% from 25.2% in the first six months of 1996 resulted from the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers.

Excluding the effect of the merger-related costs, the gains on sales of securities, and the prior period benefit related to minority interests, income before income taxes increased approximately $1.5 million from the comparable prior year period. Net income for the six months ended June 30, 1997 was consistent with the prior year period.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Company's cash flow from operating activities during the six months ended June 30, 1997 resulted primarily from $12.0 million of net income, $6.6 million in depreciation and amortization and $2.2 million in provision for doubtful accounts offset by a $3.4 million net change in assets and liabilities, excluding cash and cash equivalents. The decrease in cash which resulted from the change in assets and liabilities was primarily due to a decrease in unearned premium revenue resulting from early receipt of the subsequent month's HCFA Medicare capitation payment as of December 31, 1996, as well as increases in accounts receivable and other assets, offset in part by increases in medical claims payable, the reserve for losses and loss adjustment expense and accrued and other liabilities.

The $61.6 million used for investing and financing activities since December 31, 1996 primarily consisted of a $40.5 million net increase in investments, and $22.0 million in net capital expenditures including construction costs associated with office and medical facilities, computer and medical equipment, and other capital needs to support the Company's growth. Additionally, the Company used $5.5 million to purchase treasury stock on the open market and $1.2 million for the reduction of debt. On January 10, 1997, the Company and PCA entered into a credit and share pledge agreement (the "PCA Loan") pursuant to which the Company made a demand loan to PCA in the amount of $16.8 million with an 8.25% fixed rate of interest. There can be no assurance that PCA will have sufficient funds to pay the PCA Loan in full. However, during the second quarter of 1997 PCA announced that it had entered into an agreement to be acquired by Humana, Inc., a company with substantial assets. A special meeting of PCA's shareholders is scheduled to vote on the proposed merger with Humana on September 8, 1997. These uses of cash were offset in part by $7.4 million received in connection with the sale of stock through the Company's stock plans.

In the second quarter of 1997 the Credit Agreement was amended and increased to $100 million. In March 1997, the Company borrowed $17.0 million on its line of credit for general corporate purposes. The remaining line of credit may be used for additional working capital, if necessary. Also in the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO") at a market interest rate tied to the Company's borrowing rate. The line of credit will be collateralized by certain amounts of the CEO's Sierra stock and stock options and will be due and payable no later than June 30, 1998.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $14.6 million as of June 30, 1997. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at June 30, 1997, $45.5 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The Company has submitted a proposal as the prime contractor to the Office of the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region
1. This region includes more than 600,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, northern Virginia and Washington, D.C. The Company expects to incur expenses of approximately $12.0 to $15.0 million during the Region 1 contract proposal process. The Company submitted its final bid on July 17, 1997 and anticipates learning of the result of its bid by October 1, 1997. The contract, if awarded to the Company, will result in approximately $1.8 billion in estimated revenues over the five-year term of the contract. The expenses incurred in connection with the contract are being deferred. If the Company is not awarded the contract, the costs will be expensed in the period that notification is received.

CII Financial, Inc., a California workers' compensation company that the Company acquired in 1995, has convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the six months ended June 30, 1997 Sierra purchased $30,000 of the Debentures on the open market.

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

The Company's liquidity needs over the next 12 months will primarily be for capital items to support growing membership, the Company's stock repurchase program, as well as debt service and expansion of the Company's operations, including potential acquisitions.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)


The Company's membership at June 30, 1997 and 1996 was as follows:

                                                                            Number of Members at Period Ended
                                                                          June 30, 1997            June 30, 1996

HMO
  Commercial...................................................               155,900                 123,200
  Medicare.....................................................                32,500                  27,400
Managed Indemnity..............................................                47,300                  33,200
Medicare Supplement............................................                24,800                  19,200
Administrative Services........................................               512,200                 306,700
Total Members..................................................               772,700                 509,700

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

                           PART II - OTHER INFORMATION

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

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Sierra held its Annual Meeting of Stockholders on May 30, 1997 in Las Vegas, Nevada.

               The following persons were elected directors for a two-year term ending in 1999 based on the voting results below:

                                                                                                       Broker
               Name                                        For            Withheld        Abstain      Non-votes

               Anthony M. Marlon, M.D.                   15,413,874        628,586           0             0
               Thomas Y. Hartley                         15,409,863        632,597           0             0

               The following persons' terms as directors continued after the meeting and end in 1998.

               Charles L. Ruthe
               William J. Raggio
               Erin E. MacDonald

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

               The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending 1997. The voting results were as follows:

                                                                                          Broker
                                 For                Against           Abstain             Non-votes

                                16,029,984            6,702             5,774              0



ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits
(10.1) First Amendment, dated as of May 31, 1997, to Credit Agreement and Waiver among Sierra Health Services, Inc., as Borrower, Bank of America National Trust and Savings Association, as Agent and Issuing Bank and the Other Financial Institutions Party Hereto, originally dated as of April 11, 1996 and filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1996.

(10.2) Draft of Split Dollar Life Insurance Agreement effective as of July 1, 1997, by and between Sierra Health Services, Inc., and Jonathon W. Bunker, Ria Marie Carlson, Frank E. Collins, William R. Godfrey, Laurence S. Howard, Erin E. MacDonald, Anthony M. Marlon, M.D., Kathleen M. Marlon, Michael A. Montalvo, John A. Nanson, M.D., Marie H. Soldo, and James L. Starr.

(10.3) Sierra Health Services, Inc. Deferred Compensation Plan Effective May 1, 1996 as Amended and Restated Effective July 1, 1997, dated as of July 1, 1997.

(10.4)              Sierra  Health   Services,   Inc.   Supplemental   Executive
                    Retirement Plan Effective as of July 1, 1997, dated as of July 7, 1997.

(10.5) Employment Agreement with Jonathon W. Bunker dated May 20, 1996, as amended.

(10.6) Amendment dated May 1, 1997 to Employment Agreement with Frank E. Collins. The original employment agreement was filed as Exhibit 10(3) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(10.7) Amendment dated May 1, 1997 to Employment Agreement with William R. Godfrey. The original employment agreement was filed as Exhibit 10(4) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

(10.8) Amendment dated May 1, 1997 to Employment Agreement with Laurence S. Howard. The original employment agreement was filed as Exhibit 10(5) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(10.9)              Employment  Agreement  with Erin E.  MacDonald  dated May 1,
                    1997.

(10.10)             Employment  Agreement with Anthony M. Marlon, M.D. dated May
                    1, 1997.

(10.11) Amendment dated May 1, 1997 to Employment Agreement with Michael A. Montalvo. The original employment agreement was filed as Exhibit 10(6) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(10.12) Amendment dated May 1, 1997 to Employment Agreement with Marie H. Soldo. The original employment agreement was filed as Exhibit 10(8) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(10.13) Amendment dated May 1, 1997 to Employment Agreement with James L. Starr. The original employment agreement was filed as Exhibit 10(9) to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

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



                                   SIERRA HEALTH SERVICES, INC.
                                   (Registrant)



Date  August 14, 1997                    JAMES L. STARR
                                   James L. Starr
                                   Vice President of Finance
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)