Form 10-Q
period 1997-09-30
SIERRA HEALTH SERVICES INC
filed 1997-11-14
CIK 754009

-------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 31, 1997 there were 18,106,000 shares of common stock outstanding.


-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                      INDEX
                                                                       Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996...........    3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 1997
                    and September 30, 1996.............................    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1997
                    and September 30, 1996.............................    5

                  Notes to Condensed Consolidated
                    Financial Statements...............................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......    8



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings....................................   16

      Item 2.     Changes in Securities................................   16

      Item 3.     Defaults Upon Senior Securities......................   16

      Item 4.     Submission of Matters to a Vote
                    of Security Holders................................   16

      Item 5.     Other Information....................................   16

      Item 6.     Exhibits and Reports on Form 8-K.....................   16

Signature..............................................................   17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         September 30          December 31
                                                                                            1997                  1996
CURRENT ASSETS:
  Cash and Cash Equivalents...................................................           $ 94,065,000          $103,587,000
  Short-term Investments......................................................             65,007,000            83,688,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1997 - 7,539,000; 1996 - 7,324,000)...........................             34,437,000            31,849,000
  Prepaid Expenses and Other Assets...........................................             37,885,000            33,811,000
     Total Current Assets.....................................................            231,394,000           252,935,000

LAND, BUILDINGS AND EQUIPMENT.................................................            174,447,000           140,130,000
  Less-Accumulated Depreciation...............................................            (48,116,000)          (40,326,000)
     Land, Buildings and Equipment - Net......................................            126,331,000            99,804,000

  LONG-TERM INVESTMENTS.......................................................            198,096,000           160,482,000
  RESTRICTED CASH AND INVESTMENTS.............................................             15,616,000            13,648,000
  REINSURANCE RECOVERABLE (Less Current Portion) ............................              15,770,000            14,721,000
  GOODWILL ...................................................................             43,264,000            44,602,000
  OTHER ASSETS................................................................             48,874,000            43,270,000
TOTAL ASSETS..................................................................           $679,345,000          $629,462,000

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities..............................           $ 60,585,000          $ 50,153,000
  Medical Claims Payable......................................................             58,386,000            46,969,000
  Current Portion of Reserves for Losses and
     Loss Adjustment Expense .................................................             63,856,000            52,878,000
  Unearned Premium Revenue....................................................             15,726,000            24,210,000
  Current Portion of Long-term Debt...........................................              4,032,000             2,195,000
     Total Current Liabilities................................................            202,585,000           176,405,000

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion) .............................................            131,667,000           134,898,000
LONG-TERM DEBT (Less Current Portion).........................................             79,539,000            66,189,000
OTHER LIABILITIES.............................................................             13,973,000            17,488,000
TOTAL LIABILITIES.............................................................            427,764,000           394,980,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized;
    None Issued
  Common Stock, $.005 Par Value
    40,000,000 Shares Authorized;
    Shares Issued:  1997 - 18,378,000; 1996 - 17,910,000......................                 92,000                89,000
  Additional Paid-in Capital..................................................            161,904,000           152,035,000
  Treasury Stock: 1997 - 284,500; 1996 - 100,200 Common Shares................             (5,601,000)             (130,000)
  Unrealized Holding Gain on
      Available-for-Sale Securities ..........................................                731,000               487,000
  Retained Earnings...........................................................             94,455,000            82,001,000
TOTAL STOCKHOLDERS' EQUITY....................................................            251,581,000           234,482,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $679,345,000          $629,462,000

            See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended                        Nine Months Ended
                                                                       September 30                            September 30
                                                                    1997             1996                1997              1996
OPERATING REVENUES:
  Medical Premiums..........................................    $131,528,000      $ 97,480,000        $379,117,000     $281,516,000
  Specialty Product Revenues................................      37,596,000        34,644,000         109,388,000       98,931,000
  Professional Fees.........................................       8,004,000         7,498,000          23,063,000       22,793,000
  Investment and Other Revenues.............................       6,731,000         6,623,000          19,190,000       20,379,000
    Total ..................................................     183,859,000       146,245,000         530,758,000      423,619,000

OPERATING EXPENSES:
  Medical Expenses..........................................     107,258,000        79,528,000         308,747,000      229,345,000
  Specialty Product Expenses................................      36,361,000        34,025,000         107,360,000       98,208,000
  General, Administrative and Marketing ....................      24,655,000        18,305,000          69,721,000       52,784,000
  Merger, Restructuring and Start-up Expenses ..............      18,350,000         8,250,000          29,350,000        8,250,000
    Total ..................................................     186,624,000       140,108,000         515,178,000      388,587,000

OPERATING (LOSS) INCOME.....................................      (2,765,000)        6,137,000          15,580,000       35,032,000

INTEREST EXPENSE AND OTHER, NET  ...........................        (940,000)         (715,000)         (3,549,000)      (2,356,000)

(LOSS) INCOME BEFORE INCOME TAXES ..........................      (3,705,000)        5,422,000          12,031,000       32,676,000

BENEFIT (PROVISION) FOR INCOME TAXES........................       4,200,000        (1,355,000)            423,000       (8,234,000)

NET INCOME .................................................    $    495,000      $  4,067,000        $ 12,454,000      $24,442,000


EARNINGS PER COMMON SHARE  .................................            $.03              $.23                $.69            $1.38

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING.................................      18,076,000        17,775,000          17,965,000       17,703,000

            See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                  September 30          September 30
                                                                                      1997                  1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................................          $12,454,000           $24,442,000
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization....................................            9,921,000             7,781,000
          Provision for Doubtful Accounts..................................            3,161,000             2,044,000
   Changes in Assets and Liabilities ......................................            4,753,000           (11,488,000)
       Net Cash Provided by Operating Activities ..........................           30,289,000            22,779,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions.....................          (34,102,000)          (11,162,000)
   Changes in Short-term Investments.......................................           18,708,000           (17,024,000)
   Changes in Long-term Investments........................................          (37,292,000)           26,986,000
   Changes in Restricted Cash and Investments..............................           (2,106,000)             (327,000)
       Net Cash Used for Investing Activities..............................          (54,792,000)           (1,527,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................           17,000,000             1,000,000
   Payments on Debt and Capital Leases.....................................           (1,812,000)           (8,964,000)
   Exercise of Stock in Connection with Stock Plans........................            8,464,000             3,359,000
   Purchase of Treasury Stock .............................................           (5,471,000)
   Corporate Acquisition ..................................................           (3,200,000)            _________
       Net Cash Provided by (Used for) Financing Activities................           14,981,000            (4,605,000)
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS....................................................           (9,522,000)           16,647,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................          103,587,000            57,044,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................         $ 94,065,000          $ 73,691,000


                                                                                        For the Nine Months Ended
Supplemental Condensed Consolidated                                                 September 30         September 30
       Statements of Cash Flows Information:                                            1997                 1996
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................           $4,267,000            $5,199,000
Cash Paid During the Period for Income Taxes...............................            7,651,000             6,940,000

Non-cash Investing and Financing Activities:
   Tax Benefits of Stock Issued for Exercise of Options ...................            1,405,000             1,065,000


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

2. In the second quarter of 1997, the line of credit agreement the ("Credit Agreement"), among Sierra, Bank of America National Trust and Savings Association as Agent, and other lenders, was amended and increased to $100.0 million. In March 1997, the Company borrowed $17.0 million on its line of credit for general corporate purposes. Currently the interest rate is 6.3%. The amount owed on the line of credit is included in long-term debt at September 30, 1997. The remaining line of credit may be used for additional working capital, if necessary.

3. During the first quarter of 1997, the Company recorded $11.0 million, $8.4 million after taxes, for certain estimated costs and expenses incurred in association with a merger agreement with Physician Corporation of America ("PCA"), such agreement was terminated on March 18, 1997, as disclosed in the Company's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1996.

     4. During the third quarter of 1997 Sierra Military Health Services, Inc. ("SMHS"), a wholly owned subsidiary of the Company, was awarded a contract to serve the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") eligible beneficiaries in Region 1. This region includes more than 600,000 CHAMPUS beneficiaries in 13 northeastern states and the District of Columbia. The Company is also part of a consortium including 13 other companies which in April 1997 began providing health care to approximately 700,000 CHAMPUS eligible beneficiaries in Regions 7 and 8, which includes 17 states. The Company is responsible for providing care under the Regions 7 and 8 contract to approximately 93,000 individuals in Nevada and Missouri. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve CHAMPUS Region 1. Such expenses had been deferred until award notification.

5. Effective July 1, 1997, the Company adopted a defined benefit retirement plan covering certain key employees. The Company is funding the benefits through the purchase of certain life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan will be amortized over the estimated remaining service periods for those employees participating in the plan.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. In the second quarter of 1997, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of the Company's outstanding stock. As of September 30, 1997, the Company had repurchased 184,300 shares during 1997 for approximately $5.5 million.

7. During 1997 the Financial Accounting Standards Board ("FASB") issued the following statements of financial accounting standards ("FAS"):
           FAS No. 128, "Earnings per Share", FAS No. 129, "Disclosure of Information about Capital Structure", FAS No. 130, "Reporting Comprehensive Income", and FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information".

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


Results of Operations, three months ended September 30, 1997, compared to three months ended September 30, 1996.

The Company's total operating revenues for the three months ended September 30, 1997 increased approximately 25.8% to $183.9 from $146.2 million for the three months ended September 30, 1996. The increase was primarily due to medical premium revenue increases of $34.0 million, or 34.9%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 33.1% increase in member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased approximately 1.9% primarily due to an increase in its capitation rate for its Medicare members as established by the Health Care Financing Administration ("HCFA"). The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower premium rates at MedOne Health Plan, an HMO acquired on December 31, 1996. Specialty product revenue increased $3.0 million, or 8.5%, for the three months ended September 30, 1997 compared to the same three-month period in the prior year. The increase was due to specialty product revenue growth in the workers' compensation insurance market of $1.6 million and an increase in administrative services and other of $1.4 million due primarily to the acquisition of Prime Health, Inc. at the end of 1996. Some of this increase in administrative services revenue will be offset in the future by the loss of a portion of the state of Nevada's self-insured medical business. Also, effective September 30, 1997, the Company terminated its workers' compensation administrative services contract within the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $1.3 million of revenues for the three months ended September 30, 1997. Professional fee revenue increased approximately $500,000 primarily due to the acquisition of the assets and operations of Total Home Care, Inc. ("THC") during the quarter. THC provides home infusion, oxygen and durable medical equipment services in Nevada and Arizona. Investment and other revenue was consistent with the comparable period in the prior year.

Total medical expenses increased $27.7 million over the same three-month period last year. This 34.9% increase resulted primarily from the consolidated member month growth discussed previously. Medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") increased from 75.8% to 76.9% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, MedOne Health Plan has a higher Medical Loss Ratio, which further contributed to the increase in the Company's overall Medical Loss Ratio. Specialty product expenses increased $2.3 million, or 6.9%, due primarily to the 8.5% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended September 30, 1997, compared to three months ended September 30, 1996 (continued).

The combined ratio for the workers' compensation insurance business was 100.9% compared to 104.4% for the comparable prior year period. The reduction was due to a 1.4 percentage point decrease in the loss ratio and a 1.5 percentage point decrease in the expense ratio. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $2.3 million compared to net favorable loss development of $3.4 million for the comparable prior year period. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the three months ended September 30, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, administrative and marketing ("G&A") costs increased $6.4 million, or 34.7%, compared to the third quarter of 1996. As a percentage of revenues, G&A costs for the third quarter of 1997 increased to 13.4% from 12.5% during the comparable period in 1996. Of the $6.4 million increase in G&A, $2.7 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services and increased incentive amounts for management. Broker, third-party administration, and premium tax expenses increased approximately $2.4 million due to increased membership. Amortization costs increased approximately $400,000. The remaining G&A increase is due to additional expenses in several areas including data processing maintenance. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended September 30, 1997, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Interest expense and other increased approximately $200,000 over the same period in the prior year primarily due to the $600,000 benefit for minority interests recorded in 1996, offset in part by an increase in capitalized interest related to various construction projects in 1997. In November 1996, the Company acquired complete ownership of a Texas HMO in which it had previously held a 50% interest. That HMO began business in March 1995 and experienced losses in both three-month periods. In the prior period, these losses resulted in a benefit from minority interests.

During the third quarter of 1997 SMHS, a wholly owned subsidiary of the Company, was awarded a contract to serve CHAMPUS eligible beneficiaries in Region 1. This region includes more than 600,000 CHAMPUS beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve CHAMPUS Region 1. Such expenses had been deferred until award notification. The Company believes the CHAMPUS contract will add approximately $270 to $300 million of annual revenues beginning in the second or third quarter of 1998.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended September 30, 1997, compared to three months ended September 30, 1996 (continued).

For the period, the Company recorded approximately $3.6 million of tax expense associated with recurring operations for an effective tax rate of 24.0% compared to 25.0% in 1996. The Company's low operating tax rate is a result of the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. The operating tax expense for the period was offset by approximately $7.8 million in federal and state tax benefit resulting from the write off of the CHAMPUS start-up costs of $18.4 million. Such offset resulted in an overall net tax benefit of $4.2 million.

Excluding the effect of the merger, restructuring and CHAMPUS start-up expenses, net income for the three months ended September 30, 1997 increased $900,000, or 8.6%, from the three months ended September 30, 1996. The increase in operating income was primarily due to increased operating revenues offset by a higher Medical Loss Ratio and increased G&A expenses as a percentage of revenues.


Results of Operations, nine months ended September 30, 1997, compared to nine months ended September 30, 1996.

The Company's total operating revenues for the nine months ended September 30, 1997 increased 25.3% to $530.8 million, from $423.6 million for the nine months ended September 30, 1996. The increase was primarily due to medical premium revenue increases of approximately $97.6 million, or 34.7%, from the Company's HMO and managed indemnity insurance subsidiaries. Such additional premium revenue resulted principally from a 31.9% increase in member months. The Company's HMO and insurance subsidiaries' premium rates increased approximately 2.8% overall, primarily due to an increase in its capitation rate for its Medicare members as established by HCFA. The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower premium rates at MedOne Health Plan, an HMO acquired on December 31, 1996. Specialty product revenue increased $10.5 million, or 10.6%, in the nine months ended September 30, 1997 compared to the same nine-month period in the prior year. The increase was due to specialty product revenue growth of $5.9 million in the workers' compensation insurance market and an increase in administrative services and other of $4.6 million due primarily to the acquisition of Prime Health, Inc. at the end of 1996. Some of this increase in administrative services revenue will be offset in the future by the loss of a portion of the state of Nevada's self-insured medical business. Also, effective September 30, 1997, the Company terminated its workers' compensation administrative services contract within the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $3.1 million of revenues for the nine months ended September 30, 1997. Professional fee revenue increased slightly from the comparable period in the prior year primarily due to the acquisition of the assets and operations of THC discussed previously. Investment and other revenue decreased $1.2 million, or 5.8%, due to certain investment gains recognized in the first nine months of 1996.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, nine months ended September 30, 1997, compared to nine months ended September 30, 1996 (continued).

Total medical expenses increased by $79.4 million over the same nine-month period last year. This 34.6% increase resulted primarily from the consolidated member month growth discussed previously. The Medical Loss Ratio increased from 75.4% to 76.8% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, MedOne Health Plan has a higher Medical Loss Ratio, which further contributed to the increase in the Company's overall Medical Loss Ratio. Specialty product expenses increased $9.2 million, or 9.3%, due primarily to the 10.6% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

The combined ratio for the workers' compensation insurance business was 102.3% compared to 104.7% for the comparable prior year period. The reduction was due to a 1.2 percentage point decrease in the loss ratio along with a 1.0 percentage point decrease in the expense ratio. Compared to the prior year period, incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims. In addition, the Company had net favorable loss development totaling $6.7 million compared to net favorable loss development of $10.5 million for the comparable prior year period. There can be no assurances that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the nine months ended September 30, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

G&A costs increased $16.9 million, or 32.1%, compared to the first nine months of 1996. As a percentage of revenues, G&A costs for the first nine months of 1997 increased to 13.1% from 12.5% during the comparable period in 1996. Of the $16.9 million increase in G&A, $6.1 million consisted of compensation expense resulting primarily from additional employees supporting expanded services and increased incentive amounts for management. Broker, third-party administration, and premium tax expenses increased approximately $6.9 million due to increased membership. Amortization costs increased $1.1 million. The remaining G&A increase is due to additional expenses in several areas including data processing maintenance. The Company markets its products primarily to employer groups, labor unions, and individuals enrolled in Medicare through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the nine months ended September 30, 1997, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 15% of its total revenues. Although none of such employer groups accounted for more than 3% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, nine months ended September 30, 1997, compared to nine months ended September 30, 1996 (continued).

In the first quarter of 1997, the Company recorded estimated expenses of $11.0 million, $8.4 million after tax, for merger-related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with PCA. The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages. The lawsuit has been dismissed for failure to join a necessary party. The Company has also initiated a lawsuit against PCA in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it; however, there can be no assurance that the Company will prevail in such litigation.

During the third quarter of 1997 SMHS, a wholly owned subsidiary of the Company, was awarded a contract to serve CHAMPUS eligible beneficiaries in Region 1. This region includes more than 600,000 CHAMPUS beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve CHAMPUS Region 1. Such expenses had been deferred until award notification. The Company believes the CHAMPUS contract will add approximately $270 to $300 million of annual revenues beginning in the second or third quarter of 1998.

Interest expense and other increased approximately $1.2 million from the comparable prior year period primarily due to the almost $1.6 million benefit for minority interests recorded in 1996 offset in part by an increase in capitalized interest related to various construction projects in 1997. In November 1996, the Company acquired complete ownership of a Texas HMO in which it had previously held a 50% interest. That HMO began business in March 1995 and experienced losses in both nine-month periods. In the prior period, these losses resulted in a benefit from minority interests.

For the period, the Company recorded $9.9 million of tax expense on recurring operations for an effective tax rate of 24.0% compared to 25.2% in 1996. The Company's low tax rate is a result of the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. Tax expense for the period was offset by approximately $7.8 million in federal and state tax benefit resulting from the write off of the CHAMPUS start-up costs of $18.4 million and $2.6 federal tax benefit resulting from the merger-related expenses.

Excluding the effect of merger, restructuring and CHAMPUS start-up expenses, net income increased approximately $800,000 from the comparable prior year period. The increase was due primarily to increased operating revenues offset by a higher Medical Loss Ratio, increased G&A expenses as a percentage of revenues, as well as the effect of the prior period benefit related to minority interests.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Company's cash flow from operating activities during the nine months ended September 30, 1997 resulted primarily from $12.5 million of net income, $9.9 million in depreciation and amortization and $3.2 million in provision for doubtful accounts as well as a $4.8 million net change in assets and liabilities, excluding cash and cash equivalents. The increase in cash which resulted from the change in assets and liabilities was primarily due to increases in medical claims payable, the reserve for losses and loss adjustment expenses and accrued and other liabilities, offset in part by a decrease in unearned premium revenue resulting from early receipt of the subsequent month's HCFA Medicare capitation payment as of December 31, 1996, as well as increases in other assets.

The $39.8 million used for investing and financing activities since December 31, 1996 primarily consisted of a $20.7 million net increase in investments, and $34.1 million in net capital expenditures including construction costs associated with office and medical facilities, computer and medical equipment, and other capital needs to support the Company's growth. Additionally, the Company used $5.5 million to purchase treasury stock on the open market and $1.8 million for the reduction of debt. The Company also used $3.2 million to acquire the operations and assets of THC as discussed previously. These uses of cash were offset in part by $8.5 million received in connection with the sale of stock through the Company's stock plans. On January 10, 1997, the Company and PCA entered into a credit and share pledge agreement (the "PCA Loan") pursuant to which the Company made a demand loan to PCA in the amount of $16.8 million with an 8.25% fixed rate of interest.
The loan and accrued interest was repaid in the third quarter.

In the second quarter of 1997 the Credit Agreement was amended and increased to $100.0 million. In March 1997, the Company borrowed $17.0 million on its line of credit for general corporate purposes. The remaining line of credit may be used for additional working capital, if necessary. Also in the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). The CEO borrowed $200,000 on August 8, 1997 and $500,000 on August 7 and September 22, 1997 at an interest rate equal to the London InterBank Offering Rate plus 53 basis points. The line of credit is collateralized by certain amounts of the CEO's Sierra stock options and is due and payable no later than June 30, 1998.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $15.6 million as of September 30, 1997. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $200,000 to $5.2 million. Of the cash and cash equivalents held at September 30, 1997, $78.4 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

On September 30, 1997, the Company was awarded a contract with the Office of the Civilian Health and Medical Program of the Uniformed Services to provide managed health care coverage to CHAMPUS eligible beneficiaries in Region 1. This region includes more than 600,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. The contract will result in approximately $1.5 billion in estimated revenues over the five-year term of the contract. The expenses incurred in connection with obtaining this contract were expensed in the third quarter as previously discussed. The Company will fund approximately $30.0 million to SMHS during the seven month phase-in period of the CHAMPUS Region 1 contract. These monies will be reimbursed by the Department of Defense in accordance with the provisions of the contract.

CII Financial, Inc., a California workers' compensation company that the Company acquired in 1995, has convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the nine months ended September 30, 1997 Sierra purchased $30,000 of the Debentures on the open market.

The Company has a 1997 capital budget of approximately $45.0 million, primarily for the construction of a new 59,000 square-foot medical facility, a six-story 180,000 square foot corporate headquarters building and accompanying parking structure, computer hardware and software, furniture and equipment, and other requirements needed for the Company's projected growth and expansion. Completion of the medical facility is expected in the fourth quarter of 1997 at an estimated total cost of $7.3 million. Completion of the additional building at the corporate headquarters complex is expected in the fourth quarter of 1997 at a total cost of $35.0 million. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing and equipment leasing, and additional amounts available under its credit facility will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new and existing credit facilities, will enable it to meet its liquidity needs on a longer term basis.

The  Company's  liquidity  needs over the next 12 months will  primarily  be for implementation of the Region 1 CHAMPUS contract, capital items to support growing membership, the Company's stock repurchase program, as well as debt service and expansion of the Company's operations, including potential acquisitions.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

  The Company's membership at September 30, 1997 and 1996 was as follows:

                                                                            Number of Members at Period Ended
                                                                          September 30             September 30
                                                                              1997                     1996

HMO
  Commercial...................................................               151,500                 127,300
  Medicare.....................................................                34,400                  28,500
Managed Indemnity..............................................                68,400                  35,000
Medicare Supplement............................................                25,200                  20,900
Administrative Services........................................               506,900                 291,800
Total Members..................................................               786,400                 503,500

Effective September 30, 1997, the Company terminated its workers' compensation administrative services contract within the state of Nevada. The contract served approximately 200,000 enrollees.


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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On March 18, 1997, the Company announced it had terminated its merger agreement with PCA. The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the District Court, seeking, among other things, specific performance of the merger agreement and monetary damages. The lawsuit has been dismissed for failure to join a necessary party. The Company has also initiated a lawsuit against PCA in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it; however, there can be no assurance that the Company will prevail in such litigation.

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

               None

ITEM 5.   OTHER INFORMATION

               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

          (10) Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000.

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



                                        SIERRA HEALTH SERVICES, INC.
                                        (Registrant)



Date  November 14, 1997                    /S/ JAMES L. STARR
                                        James L. Starr
                                        Senior Vice President,
                                        Chief Financial Officer, and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)