Form 10-K
period 1997-12-31
SIERRA HEALTH SERVICES INC
filed 1998-03-27
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 27, 1998 was $585,195,000.

     The number of shares of the registrant's common stock outstanding on February 27, 1998 was 18,275,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
    DOCUMENT                                          WHERE INCORPORATED

Registrant's Current Report on Form 8-K dated              Part I
                    March 19, 1998.                        Part II, Item 7

Portions of the registrant's definitive proxy Part III statement for its 1998 annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.

                          SIERRA HEALTH SERVICES, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                      Page
                                     PART I

Item  1.      Business .............................................          1

Item  2.      Properties............................................         14

Item  3.      Legal Proceedings.....................................         15

Item  4.      Submission of Matters to a Vote of
                  Security Holders..................................         15


                                     PART II

Item  5.      Market for Registrant's Common Stock and
                 Related Stockholder Matters........................         16

Item  6.      Selected Financial Data...............................         17

Item  7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............         18

Item 7a.      Quantitative and Qualitative Disclosures
                  about Market Rate ................................         28

Item  8.      Financial Statements and Supplementary Data...........         29

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure................         59


                                    PART III

Item 10.      Directors and Executive Officers
                  of the Registrant.................................         59

Item 11.      Executive Compensation................................         59

Item 12.      Security Ownership of Certain Beneficial
                  Owners and Management.............................         59

Item 13.      Certain Relationships and Related Transactions........         59


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K...............................         60

                                     PART I


ITEM 1.   BUSINESS
                                     GENERAL

Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"), is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's strategy has been to develop and offer a portfolio of managed health care and workers' compensation products to employer groups and individuals. The Company's broad range of managed health care services is provided through its federally qualified and non-qualified health maintenance organizations ("HMOs"), insurance companies, managed indemnity plans, a third-party administrative services programs for employer-funded health benefit plans and workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care and workers' compensation product lines are also offered.

During the third quarter of 1997, Sierra Military Health Services, Inc. ("SMHS"), a wholly owned subsidiary of the Company, was notified it had been awarded a multi-year triple-option health benefits ("TRICARE") managed care support contract by the Department of Defense to serve TRICARE eligible beneficiaries in Region 1. This region includes more than 600,000 beneficiaries in 13 northeastern states and the District of Columbia. SMHS is currently in the implementation period of the contract with actual health care delivery to commence on June 1, 1998. SMHS subcontracts for health care delivery, including some of the risk, for parts of the TRICARE contract.

SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE managed care support for Region 1 and recommended that the contract be re-bid. The TRICARE Management Activity ("TMA"), along with the Company, has filed a motion requesting that the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. The Company currently anticipates providing health care delivery for one year of the contract in the event a re-bid occurs. (See "Management's Discussion and Analysis Overview")

In June 1996, the Department of Defense awarded a five-year TRICARE contract to TriWest Healthcare Alliance ("TriWest"), a consortium consisting of Sierra and 13 other health care companies, to provide health services to Regions 7 and 8, which includes a total of 16 states. In April 1997, TriWest began providing health care to approximately 700,000 individuals, of which Sierra is responsible for providing care to approximately 93,000 beneficiaries in Nevada and Missouri.

In August 1997, the Company acquired the assets and operations of Total Home Care, Inc. ("THC") for approximately $3.1 million, net of cash acquired. THC provides home infusion, oxygen, and durable medical equipment services in Nevada and Arizona. The Company sold the Arizona operations in the first quarter of 1998 for approximately $1.5 million. Also, in the first quarter of 1998, the Company purchased three medical clinics in southern Nevada for approximately $7.3 million.

Effective December 31, 1996, the Company purchased Prime Holdings, Inc. ("Prime") for approximately $31.2 million in cash. At December 31, 1996, Prime operated Med One Health Plan, Inc., a 12,800 member HMO, and also served 215,000 people through preferred provider organizations ("PPOs"), workers' compensation programs and administrative services products for self-insured employers and union welfare funds primarily in the state of Nevada.

The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and its telephone number is (702) 242-7000.

Managed Care Products and Services

The Company's primary types of health care coverage are HMO plans, HMO Point of Service ("POS") plans, and managed indemnity plans, which include a PPO option. As of December 31, 1997, the Company provided HMO products to approximately 192,000 members. Of these HMO members, approximately 90% reside in Nevada. The POS products allow members to choose one of the various coverage options when medical services are required instead of one plan for the entire year. The
Company also provides managed indemnity products to approximately 64,000 members, Medicare supplement products to approximately 25,000 members, and administrative services to approximately 328,000 members. Medical premiums account for approximately 71% of total revenues, 79% of such medical premiums are derived from southern Nevada.

Health Maintenance Organizations. The Company operates mixed group network model HMOs in Nevada, and a network model HMO in Texas. Most of its managed health care services in Nevada are provided through its independently contracted network of over 2000 providers and 18 hospitals. These networks include the Company's multi-specialty medical group, which provides medical services to approximately 72% of the Company's Nevada HMO members and employs over 145 primary care and other providers in various medical specialties. The Company directly provides home health care, hospice care and behavioral health care services. In addition, the Company operates two 24-hour urgent care centers, a radiology department, a vision department, an occupational medicine department and two free-standing, state-licensed and Medicare-approved ambulatory surgery centers. The Company believes that this vertical integration of its health care delivery system provides a competitive advantage as it has helped it to manage health care costs effectively while delivering quality care. As of December 31, 1997, the Texas HMO members were served by approximately 1500 independent contracted providers and 32 hospitals. Contracted primary care physicians and specialists for the HMOs are compensated on a capitation or modified fee-for-service basis. Contracts with their primary hospitals are on a capitation or discounted per diem basis. Members receive a wide range of coverage after paying a nominal co-payment and are eligible for preventive care coverage. The HMOs do not require deductibles, co-insurance or claim forms.

In addition to its commercial HMO plans, which involve traditional HMO benefits and Point of Service benefits, the Company offers prepaid health care programs for Medicare-eligible beneficiaries called Senior Dimensions in Nevada and parts of Arizona and Golden Choice in Texas. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in the Company's Nevada service area as well as certain parts of Arizona. Federal legislation has been enacted which allows delivery of health care to Medicare beneficiaries through HMOs. Such legislation provides that the federal government will reimburse HMOs for health care services to Medicare beneficiaries in an amount equal to 95% of the Medicare payments to fee-for-service providers in a defined service area. As of December 31, 1997, approximately 33,000, or 19%, of the Company's total Nevada HMO members were enrolled in Senior Dimensions. The Senior Dimensions plan enables Medicare beneficiaries to reduce their out-of-pocket expenses and receive additional benefits not covered by Medicare. During 1996 the Company's Texas HMO received approval to offer a Medicare risk product and at December 31, 1997 approximately 3,000, or 18%, of the Company's total Texas members were enrolled in Golden Choice.

Social Health Maintenance Organization. Effective November 1, 1996, the Company entered into a multi-year Social HMO contract pursuant to which a large portion of the Company's Medicare risk enrollees will receive certain expanded benefits. Sierra was one of six HMOs nationally to be awarded this contract, and is currently the only company to have implemented the program as of December 31, 1997. The Company receives additional revenues for providing these expanded benefits. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on the

Company's eligible Medicare risk members. The additional benefits include, among other things, assisting the eligible Medicare risk members with typical daily living functions such as bathing, dressing and walking. These members, as identified in the health risk assessments, are ones who currently have difficulty performing such daily living functions because of a health or physical problem. The additional reimbursement will be subject to adjustment based on the number of beneficiaries who need assistance with the social problems noted above and their individual health risk assessments. The ultimate payment received from the Health Care Financing Administration ("HCFA") will be based on these and other factors. At this time, however, there can be no assurance as to what the final per member reimbursement will be.

Preferred Provider Organizations. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either non-contracted or contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's Nevada PPO network, consisting of approximately 2700 providers and 36 hospitals. As of December 31, 1997, approximately 64,000 members were enrolled in Sierra's managed indemnity plans.

The Company currently provides managed indemnity and Medicare supplement services to individuals in Nevada, Arizona, Colorado, Texas, California, New Mexico, Missouri, Iowa and South Carolina. The Company is also exploring further expansion in certain other states. As of December 31, 1997 the PPO is licensed in a total of 37 states and the District of Columbia. During 1996 the Company adopted a plan to restructure certain insurance operations to allow the Company to focus on more favorable operating markets. This plan significantly reduced the Company's presence in Arizona and Colorado for certain managed indemnity products.

Workers' Compensation Subsidiary. On October 31, 1995, the Company acquired CII Financial, Inc. ("CII"), for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. CII writes workers' compensation insurance in the states of California, Colorado, Kansas, Missouri, Nebraska, New Mexico, Texas and Utah. CII has licenses in 29 states and the District of Columbia. California and Colorado represent approximately 83% and 9%, respectively, of CII's fully insured workers' compensation insurance premiums in 1997. Workers' compensation insurance premiums account for approximately 18% of the Company's total revenue. In conjunction with the acquisition, a supplemental indenture was filed modifying CII's 7 1/2% convertible subordinated debentures (the "Debentures"). As a result each $1,000 in principal is now convertible into 16.921 shares of Sierra's common stock at a conversion price of $59.097 per share.

Administrative Services. The Company's administrative services products provide, among other things, utilization review and PPO services to large employer groups that are usually self-insured. As of December 31, 1997, approximately 328,000 members were enrolled in the Company's administrative services plans.

Effective September 30, 1997, the Company terminated its workers' compensation administrative services contract with the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $3.2 million in revenues for the year ended December 31, 1997. The contract was terminated to allow the Company to participate in the Nevada workers' compensation insurance market when the state allows private insurance companies to begin offering products, which is anticipated for 1999.

Ancillary Medical Services. Among the ancillary medical services offered by the Company are outpatient surgical care, diagnostic tests, medical and surgical procedures, inpatient and outpatient laboratory tests, x-ray, CAT scans and nuclear medicine services. The Company also provides home health care services, a hospice program and mental health and substance abuse services. These services are provided to members of the Company's HMOs, managed indemnity and administrative services plans. The mental health and substance abuse services are also provided to approximately 99,000 participants from non-affiliated employer groups and an insurance company.

Marketing

The Company's marketing efforts for its commercial managed care products involve a two-step process. The Company first makes presentations to employers and then provides information directly to employees once the employer has decided to offer the Company's products. Once a relationship with a group is established and a group agreement is negotiated and signed, the Company's marketing efforts focus on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time of their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods. Medicare risk products are primarily marketed by the HMOs' sales employees. Retention of employer groups and membership growth is accomplished through print advertising directed to employers and through consumer media campaigns. Media communications convey the Company's emphasis on preventive care, ready access to health care providers and quality service. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars and direct mail advertising to clients. Members' satisfaction with Company benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

The Company's workers' compensation insurance policies are sold primarily through independent insurance agents and brokers, who may also represent other insurance companies. The Company believes that independent insurance agents and brokers choose to market the Company's insurance policies primarily because of the price the Company charges. Additional considerations include the quality of service that the Company provides and the commissions the Company pays. The Company employs full-time employees as marketing representatives to make personal contacts with agents and brokers, to maintain regular communication with them, to advise them of the Company's services and products, and to recruit additional agents and brokers. As of December 31, 1997, the Company had relationships with approximately 600 agents and 20 brokers and paid its agents and brokers commissions based on a percentage of the gross written premium produced by such agents and brokers. The Company also utilizes a number of promotional media, including advertising in publications and at trade fairs, to support the efforts of its independent agents.

Membership

Period End Membership:

                                                                     Years Ended December 31,
                                                    -----------------------------------------
                                                     1997          1996         1995         1994         1993
                                                   --------      --------     --------     --------     ------
HMO:
    Commercial..............................         156,000      147,000      116,000      107,000       89,000
    Medicare................................          36,000       30,000       25,000       20,000       15,000
Managed Indemnity...........................          64,000       46,000       31,000       24,000       30,000
Medicare Supplement.........................          25,000       23,000       15,000        9,000        4,000
Administrative Services (1) ................         328,000      338,000      117,000       65,000       59,000
                                                     -------      -------      -------      -------      -------
    Total Membership........................         609,000      584,000      304,000      225,000      197,000
                                                     =======      =======      =======      =======      =======

(1) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of the Company's workers' compensation administrative services contract with the state of Nevada. Enrollment in the terminated plan was 163,000, 94,000 and 79,000 members at December 31, 1996, 1995 and 1994, respectively.

For  the  years  ended  December  31,  1997  and  1996,  the  Company   received
approximately 23.7% and 24.2%, respectively, of its total revenues from its contract with HCFA to provide health care services to Medicare enrollees. The Company's contract with HCFA is subject to annual renewal at the election of HCFA and requires the Company to comply with federal HMO and Medicare laws and regulations and may be terminated if the Company fails to so comply. The termination of the Company's contract with HCFA would have a material adverse effect on the Company's business. In addition, there have been, and the Company expects that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty.

The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 1997, the Company's ten largest HMO employer groups were, in the aggregate, responsible for approximately 10% of the Company's total revenues. Although none of such employer groups accounted for more than 2% of total revenues during that period, the loss of one or more of the larger employer groups would, if not replaced with similar membership, have a material adverse effect upon the Company's business. The Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between the Company's health care delivery system and that of many other managed care providers is the fact that approximately 72% of the Company's Nevada HMO members receive primary health care through the Company's own multi-specialty medical group. The Company makes health care available through providers employed by the multi-specialty medical group and an independently contracted network of physicians, hospitals and other providers.

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

The Company also believes that it has negotiated favorable rates with its contracted hospitals. The Company's contracts with its hospital providers typically renew automatically with both parties granted the right to terminate after a notice period ranging from between three and twelve months. Reimbursement arrangements with other health care providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate varies and is based on a per day of service charge for specified types of care), capitation or modified fee-for-service arrangements. To the extent possible, when negotiating non-physician provider arrangements, the Company solicits competitive bids.

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

Risk Management

The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company's multi-specialty medical group maintains excess malpractice insurance for the providers presently employed by the group. The Company has, however, assumed the risk for the first $250,000 per malpractice case, not to exceed $1.5 million in the aggregate per contract year up to its limits of coverage. In addition, the Company requires all of its independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which the Company contracts are self-insured. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed $200,000 during the contract year and up to $2.0 million per member per lifetime. Workers' compensation claims are reinsured between $350,000 and $60.0 million per occurrence. Effective January 1, 1998, workers' compensation claims are reinsured between $500,000 and $100.0 million per occurrence. Effective July 1, 1997, the Company also maintains excess catastrophic coverage for one of the Company's wholly-owned HMOs, Health Plan of Nevada, Inc. ("HPN"), that reimburses the Company for amounts by which the ultimate net loss exceeds $400,000, but does not exceed the annual maximum of $19.6 million per accident and $39.2 million per contract. In the ordinary course of its business, however, the Company is subject to claims that are not insured, principally claims for punitive damages.


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

The Company is in the process of modifying or replacing its computer systems and applications to accommodate the "Year 2000". The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company currently expects to complete all material replacements or modifications of its computer systems and applications sufficiently in advance of the Year 2000 to allow for adequate testing so as not to negatively impact its operations. The Company is in the process of implementing two major systems at an estimated cost of approximately $20.0 million. These systems will be Year 2000 compliant. The Company is expensing the costs to make modifications as incurred. Management currently estimates the remaining modification costs to be approximately $3.0 million to $5.0 million over the next 12 to 18 months. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications. The inability of the Company to timely complete its Year 2000 modifications and replacements, or the inability of companies with which the Company does business to timely complete their Year 2000 modifications, could adversely affect the Company's operations.

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

Several independent organizations have been formed for the purpose of responding to external demands for accountability over the health care industry. The organizations utilized by the Company are the National Committee for Quality Assurance (the "NCQA"), the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and the American Association for Ambulatory Health Care (the "AAAHC"). The NCQA performs site reviews of standards established for quality management and improvement, physician credentials, members' rights and responsibilities, preventive health services, utilization management and medical records. The JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources and network performance. The AAAHC reviews rights of patients, governance, administration, quality of care provided, quality management and improvement, clinical records, professional improvement and facilities and environment. In June 1997 HPN and its Medicare risk plan, Senior Dimensions, received one-year accreditation from the NCQA for its operations in the metropolitan Las Vegas area and Pahrump. The Company's home health care and hospice subsidiaries are JCAHO accredited. The Company's Nevada multi-specialty clinic has received a full three-year accreditation from the AAAHC -- the highest accreditation issued to ambulatory care facilities. The clinic is the only multi-specialty site in Nevada to be awarded this accreditation. There can be no assurance, however, that the Company will maintain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations could have on HPN's competitive position in southern Nevada.

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

Workers' Compensation. The Company's workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. The Company believes that there are more than 200 insurance companies writing workers' compensation insurance in California. Many of the Company's competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage, have greater financial resources and have greater distribution capability than the Company. The largest writer of workers' compensation insurance in California is the State Compensation Insurance Fund. Prior to 1995, the Company concentrated on insuring workers' compensation accounts in the small- to medium-size range. Under the current open rating environment, the Company is actively pursuing accounts of all sizes.

In all states in which the Company is currently writing business, competition for workers' compensation insurance is primarily driven by price and secondarily by services provided to insureds and agents. In states other than California the National Council on Compensation Insurance ("NCCI") is usually the designated rating organization. The NCCI accumulates statistical information and recommends pure loss costs to the state's Department of Insurance. As in California under the open rating environment, the Company then adds loss cost multipliers or expense loads to derive premium rates. Rating plans in those states are more "standardized" and are usually based on plans developed by the NCCI. Unlike California, where the Company has developed subclasses, the Company will use standard classes in the other states.

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

Government Regulation and Recent Legislation

HMOs and Managed Indemnity. Federal and state governments have enacted statutes extensively regulating the activities of HMOs. In addition, growing government concerns over increasing health care costs and quality could result in new or additional state or federal legislation that could affect health care providers, including HMOs, PPOs and other health insurers. Among the areas regulated by federal and state law are the scope of benefits available to members, premium structure, procedures for review of quality assurance, enrollment requirements, the relationship between an HMO and its health care providers, licensing and financial condition.

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and interpretation of existing laws and rules also may change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and regulations.

While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. For example, any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

In addition to changes in applicable laws and regulations, the Company is subject to various audits, investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act, which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care and payment or reimbursement therefor. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

The Company has HMO licenses in Nevada, Texas and Arizona. The Company's HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada Division of Health, the Texas Department of Insurance and the Arizona Department of Insurance. The Company's health insurance subsidiary is domiciled and incorporated in California and is licensed in 37 states and the District of Columbia, with current operations primarily in Nevada, Arizona, Colorado, Texas, California, New Mexico, Missouri, Iowa and South Carolina. It is subject to licensing by and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's premium rate increases are subject to various state insurance department approvals. The Company's HMO and insurance subsidiaries are also required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $20,000 to $2.0 million and totalling $16.5 million at December 31, 1997. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity ranging from $1.1 million to $5.2 million. The Company's Nevada HMO and health insurance subsidiaries currently maintain home offices and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada.

The Company's HMO subsidiaries are also restricted by state law as to the amount of dividends that can be declared and paid. Moreover, insurance companies and
HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend" is generally defined as a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of the insurer's surplus as of the preceding December 31 or (ii) the net gain from operations of such insurer for the 12-month period ending on the preceding December 31. The Company is not in a position to assess the likelihood of obtaining future approval for the payment of "extraordinary dividends" or dividends other than those specifically allowed by law in each of its subsidiaries' states of domicile. No prediction can be made as to whether any legislative proposals relating to dividend rules in the domiciliary states of the Company's subsidiaries will be made or adopted in the future, whether the insurance departments of such states will impose either additional restrictions in the future or a prohibition on the ability of the Company's regulated subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on the Company's regulated subsidiaries.

The Company is subject to the Federal HMO Act and the regulations promulgated thereunder. Of the Company's three subsidiary HMOs, only Med One Health Plan, acquired at the end of 1996, is not federally-qualified under this Act. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to its health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of such person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

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

Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Sections 1320a-7(b) (the "Anti-kickback Statute") and 1395nn (the "Stark Amendments"). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Sanctions for violations of the Anti-kickback Statute and the Stark Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The Department of Health and Human Services ("HHS") has issued regulations establishing "safe harbors" with respect to the Anti- kickback Statute. The Office of the Inspector General recently proposed new rules to clarify those safe harbors. HHS has also recently proposed to establish certain safe harbors under the Stark Amendments. The Company believes that its business arrangements and operations are in compliance with the Antikickback Statute and the Stark Amendments and the exceptions set forth therein, regardless of the availability of regulatory safe harbor protection with respect to those statutes. There can, however, be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti- kickback Statute and the Stark Amendments will not assert that the Company or certain transactions in which it is involved are in violation of those statutes and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

The Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") was passed by Congress and signed into law by President Clinton on August 21, 1996 and effective beginning July 1, 1997. While the Accountability Act contains provisions regarding health insurance or health plans, such as portability and limitations on pre-existing condition exclusions, guaranteed availability and renewability, it also contains several anti-fraud measures that significantly change health care fraud and abuse provisions. Some of the provisions include (i) creation of an anti-fraud and abuse trust fund and coordination of fraud and abuse efforts by federal, state and local authorities,
(ii) extension of the criminal anti-kickback statues to all federal health programs, (iii) expansion of and increase in the amount of civil monetary penalties and establishment of a knowledge standard for individuals or entities potentially subject to civil monetary penalties, and (iv) revisions to current sanctions for fraud and abuse, including mandatory and permissive exclusion from participation in the Medicare or Medicaid programs.

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

Employees

The Company had approximately 2,800 employees on December 31, 1997. None of these employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2.   PROPERTIES

The Company owns several administrative facilities in southern Nevada totalling approximately 218,000 square feet. Such facilities include an approximate
134,000 square foot six-story home office building and an approximate 43,000 square foot two-story corporate administrative headquarters. These buildings are subject to liens securing a $5.8 million loan balance from Bank of America. Also, the Company recently constructed an additional approximately 180,000 square foot six-story administrative headquarters building which should be fully occupied by the end of the first quarter. This building was financed in January 1998 and subject to a $15.0 million loan balance. The Company also owns several clinical facilities in the southern Nevada area totalling approximately 370,000 square feet and consisting primarily of seven medical clinics and two surgery centers including a newly constructed 59,000 square foot medical building completed in the fourth quarter of 1997. Certain clinical space is subject to a $3.1 million mortgage in favor of GE Capital Asset Management Corporation. The Company leases additional office and clinical space in Nevada totalling approximately 122,000 and 70,000 square feet, respectively. The Company owns real estate and a building in Park City, Utah purchased in 1996 to provide entertainment and a meeting environment for significant current and prospective clients, brokers and others who assist in the Company's marketing efforts. In connection with its workers' compensation insurance subsidiary, the Company leases approximately 67,000 square feet of office space in California. The Company also leases approximately 180,000 square feet of office space in various states as needed for other regional operations, including the Texas HMO and TRICARE service centers.

The Company believes that current and planned clinical space will be adequate for its present needs. Additional clinical space may be required, however, if membership continues to expand in southern Nevada.

ITEM 3.   LEGAL PROCEEDINGS

On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages in excess of $20 million. The lawsuit has been dismissed (without prejudice to PCA's claims) for failure to join an indispensable party. On March 27, 1997 the Company commenced a lawsuit against PCA in the Court of Chancery of the State of Delaware alleging, among other things, breach of the merger agreement and equitable fraud, and seeking a declaratory judgment, monetary damages and other remedies. No answer to the Company's complaint or counterclaims (if any) have been filed. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Market Information

The Company's common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, was listed on the American Stock Exchange since the Company's initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1997 and 1996.


         Period                                                                     High               Low

         1997
             First Quarter........................................                 $27 3/4             $24 5/8
             Second Quarter.......................................                   32 1/8              24 1/8
             Third Quarter........................................                   37 3/8              31 3/16
             Fourth Quarter.......................................                   40                  31 3/16

         1996
             First Quarter........................................                 $36                 $29 7/8
             Second Quarter.......................................                   35 7/8              29
             Third Quarter........................................                   34 7/8              25 1/4
             Fourth Quarter.......................................                   34 3/8              22 3/8

On February 27, 1998, the closing sale price of the common stock was $36 5/8 per share.

Holders

The number of record holders of Common Stock at February 27, 1998 was 276. Based upon information available to it, the Company believes there are several thousand beneficial holders of the Common Stock.

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

ITEM 6.       SELECTED FINANCIAL DATA

The following selected consolidated financial data of Sierra Health Services, Inc., and subsidiaries (the "Company"), for each of the fiscal years in the five-year period ended December 31, 1997 should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data below has been derived from the audited Consolidated Financial Statements of the Company.




                                                                                      Years Ended December 31,
                                                                      1997            1996         1995           1994         1993
                                                                   ----------      ----------   ----------    -----------   --------
                                                                                  (Amounts in thousands, except per share data)
Statement of Operations Data (1):
OPERATING REVENUES:
   Medical Premiums...........................................     $513,857       $386,968      $319,475      $269,382      $240,691
   Specialty Product Revenues ................................      146,211        133,324       102,807       101,287       113,714
   Professional Fees..........................................       31,238         28,836        19,417        12,331        11,254
   Military Contract Revenues ................................        4,346
   Investment and Other Revenues..............................       26,072         26,283        25,310        19,081        17,771
                                                                   --------       --------      --------    ----------    ----------
     Total....................................................      721,724        575,411       467,009       402,081       383,430
                                                                   --------        -------       -------    ----------     ---------

OPERATING EXPENSES:...........................................
   Medical Expenses...........................................      419,272        315,915       245,135       200,229       178,526
   Specialty Product Expenses.................................      143,082        130,758       102,859        96,600       118,868
   General, Administrative and Marketing Expenses.............       93,919         72,237        63,562        53,671        50,715
   Military Contract Expenses  ...............................        4,193
   Merger, Restructuring, and Start-up Expenses (2) ..........       29,350         12,064        11,614
                                                                     ------       --------      --------
     Total....................................................      689,816        530,974       423,170       350,500       348,109
                                                                    -------       --------       -------     ---------     ---------

OPERATING INCOME .............................................       31,908         44,437        43,839        51,581        35,321
INTEREST EXPENSE AND OTHER, NET...............................       (4,433)        (2,823)       (3,737)       (6,401)      (4,437)
                                                                   --------       --------      --------      --------      --------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .....................................       27,475         41,614        40,102        45,180        30,884
PROVISION FOR INCOME TAXES....................................        3,234         10,471        12,198         8,236         8,435
                                                                     --------       --------        ------      --------    --------
INCOME FROM CONTINUING OPERATIONS.............................       24,241         31,143        27,904        36,944        22,449
LOSS FROM DISCONTINUED OPERATIONS ............................                                    (6,600)       (2,501)        (404)
CUMULATIVE EFFECT OF ADOPTING FAS 109.........................                                                                 5,250
                                                                -----------    -----------   -----------  ------------     ---------

NET INCOME ...................................................    $  24,241       $ 31,143      $ 21,304     $  34,443     $  27,295
                                                                  =========       ========      ========     =========     =========

EARNINGS PER COMMON SHARE:
   Income from Continuing Operations Per Share ...............        $1.35          $1.76         $1.60         $2.36         $1.50
   Loss Per Share from Discontinued Operations ...............                                      (.38)         (.16)        (.02)
   Cumulative Effect of Adopting FAS 109. ....................                                                                   .35
                                                                   --------       --------      --------      --------       -------
   Net Income Per Share ......................................        $1.35          $1.76         $1.22         $2.20         $1.83
                                                                      =====          =====         =====         =====         =====

   Weighted Average Number of Common
     Shares Outstanding ......................................       18,008         17,726        17,414        15,678        14,939
                                                                     ======      =========     =========     =========     =========

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
   Income from Continuing Operations Per Share ...............        $1.33          $1.72         $1.57         $2.31         $1.47
   Loss Per Share from Discontinued Operations ...............                                      (.37)         (.16)        (.02)
   Cumulative Effect of Adopting FAS 109. ....................                                                                   .34
                                                                   --------       --------      --------      --------       -------
   Net Income Per Share ......................................        $1.33          $1.72         $1.20         $2.15         $1.79
                                                                      =====          =====         =====         =====         =====

   Weighted Average Number of Common
     Shares Outstanding Assuming Dilution ....................       18,284         18,127        17,734        15,999        15,256
                                                                     ======      =========     =========     =========     =========



                                                                                      Years Ended December 31,
                                                                      1997            1996         1995           1994          1993
                                                                   ----------      ----------   ----------    -----------   --------
                                                                                                  (Amounts in thousands)

Balance Sheet Data:
   Working Capital ...........................................     $  88,377      $ 76,530      $ 18,157      $ 71,337      $ 21,323
   Total Assets...............................................       723,936       629,462       575,146       535,487       445,510
   Long-term Debt (Net of Current Maturities).................        90,841        66,189        71,257        75,209        72,802
   Cash Dividends Per Common Share............................          NONE          NONE          NONE          NONE          NONE
   Stockholders' Equity.......................................       265,682       234,482       207,715       168,157        84,708

     (1) The Company's consolidated financial statements have been restated to reflect the results of acquisitions accounted for in accordance with pooling of interests method of accounting. See Note 1 of Notes to the Consolidated
Financial   Statements.

     (2)  In  connection  with  certain   acquisitions  and
restructurings, the Company recorded certain non-recurring incremental costs. See Note 14 of Notes to the Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this 1997 Annual Report on Form 10-K should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K filing dated March 19, 1998 incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Acquisitions

Effective December 31, 1996, the Company purchased Prime Holdings, Inc. ("Prime") for approximately $32.2 million in cash. At December 31, 1996, Prime operated Med One Health Plan, Inc., a 12,800 member HMO, and also served 215,000 people through preferred provider organizations, workers' compensation programs, and administrative services products for self-insured employers and union welfare funds, primarily in the state of Nevada. The acquisition of Prime has been accounted for as a purchase and, therefore, none of Prime's prior operations have been included in the information contained in this discussion and analysis; however, all of the acquired assets and liabilities have been reflected in the Company's ending consolidated balance sheet, as of December 31, 1996, along with the associated goodwill.

In November 1996, the Company acquired the remaining ownership interests of HMO Texas for $5.0 million. The Company had previously held a 50 percent interest in the Houston-based health plan.

On October 31, 1995, the Company acquired CII Financial, Inc., ("CII") a workers' compensation insurance holding company, for approximately $76.3 million of common stock, in a transaction accounted for as a pooling of interests. The information contained in this Annual Report on Form 10-K includes the results of CII for all periods presented.

Overview

The Company derives revenues from its health maintenance organizations, managed indemnity and workers' compensation insurance subsidiaries. To a lesser extent, the Company also derives additional specialty product revenues from non-HMO and insurance products (consisting of fees for workers' compensation administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services to non-members and co-payment fees received from members), and investment and other revenue. Medical premium revenues accounted for approximately 71.2%, 67.3% and 68.4% of the Company's total revenues for 1997, 1996 and 1995, respectively. Continued medical premium revenue growth is principally dependent upon continued enrollment in the Company's products and upon competitive and regulatory factors. Effective September 30, 1997, the Company terminated its workers' compensation administrative contract with the state of Nevada. The contract was terminated to allow the Company to participate in the Nevada workers' compensation insurance market when the state allows private insurance companies to begin offering products, which is anticipated for 1999.

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

During the third quarter of 1997, Sierra Military Health Services, Inc. ("SMHS"), a wholly owned subsidiary of the Company, was notified it had been awarded a multi-year triple-option health benefits ("TRICARE") managed care contract by the Department of Defense to serve TRICARE eligible beneficiaries in Region 1. This region includes more than 600,000 beneficiaries in 13 northeastern states and the District of Columbia. SMHS is currently in the implementation period of the contract with actual health care delivery to commence on June 1, 1998. SMHS subcontracts for the health care delivery, including some of the risk, for parts of the TRICARE contract. The Company believes the TRICARE contract will add approximately $240 million of annualized revenues when health care delivery begins in 1998. Revenues and expenses resulting from this contract are recorded separately on the financial statements. There can be no assurance that the Company will be successful in managing the implementation and delivery of health care services under the multi-year TRICARE contract or that such contract will provide the Company with an adequate level of profitability.

SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TRICARE Management Activity ("TMA"), along with the Company, has filed a motion requesting that the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. The Company currently anticipates providing health care delivery for one year of the contract should a re-bid occur.

Merger, restructuring and start-up expenses represent the non-recurring incremental costs the Company has incurred in connection with various mergers, acquisitions and planned dispositions as well as expenses associated with the Company's proposal to serve TRICARE beneficiaries in Region 1. Such start-up expenses were charged to operations upon notification of award.

Results of Operations

     The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                                            Years Ended December 31,
                                                                     1997              1996             1995
                                                                  ----------        ----------       -------
OPERATING REVENUES:
     Medical Premiums........................................         71.2%            67.3%            68.4%
     Specialty Product Revenues .............................         20.3             23.2             22.0
     Professional Fees.......................................          4.3              5.0              4.2
     Military Contract Revenues .............................           .6
     Investment and Other Revenues ..........................          3.6              4.5              5.4
                                                                    ------           ------           ------
        Total................................................        100.0            100.0            100.0
                                                                     -----            -----            -----

OPERATING EXPENSES:
     Medical Expenses........................................         58.1             54.9             52.5
     Specialty Product Expenses..............................         19.8             22.7             22.0
     General, Administrative and Marketing Expenses..........         13.0             12.6             13.6
     Military Contract Expenses .............................           .6
     Merger, Restructuring and Start-up Expenses ............          4.1              2.1              2.5
                                                                    ------            -----            -----
        Total................................................         95.6             92.3             90.6
                                                                      ----            -----            -----

OPERATING INCOME ............................................          4.4              7.7              9.4

INTEREST EXPENSE AND OTHER, NET..............................        (.6)             (.5)             (.8)
                                                                    ----             ----             ----

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ....................................          3.8              7.2              8.6

PROVISION FOR INCOME TAXES...................................           .4              1.8              2.6
                                                                     -----            -----            -----

INCOME FROM CONTINUING OPERATIONS ...........................          3.4              5.4              6.0

NET OPERATING LOSS ON DISCONTINUED
   OPERATIONS  ..............................................                                          (.4)

NET LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS ..................................                                         (1.0)

NET INCOME...................................................          3.4%             5.4%              4.6%
                                                                     =====            =====             =====

1997 Compared to 1996

Revenues. The Company's total operating revenues for 1997 increased 25.4% to $721.7 million from $575.4 million for 1996. The increase was primarily due to medical premium revenue increases of approximately $126.9 million, or 32.8%, from the Company's HMO and managed indemnity insurance subsidiaries. Such premium growth resulted principally from an approximate 30.3% increase in member months (the number of months of each year that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased approximately 2.5%, primarily due to an increase in its capitation rate for its Medicare members as established by the Health Care Financing Administration ("HCFA"). The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower premium rates at Med One Health Plan, an HMO acquired on December 31, 1996. The Company's specialty product revenue increased $12.9 million, or 9.7%, to $146.2 million in 1997 from $133.3 million in 1996. The increase was due to specialty product revenue growth in the workers' compensation insurance market of approximately $8.3 million and an increase in administrative services and other of $4.6 million due primarily to the acquisition of Prime Health, Inc., at the end of 1996. Some of this increase will be offset in the future by the loss of a portion of the state of Nevada's self-insured medical business. Also, effective September 30, 1997, the Company terminated its workers' compensation administrative services contract with the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $3.2 million in revenues for the year ended December 31, 1997. The contract was terminated to allow the Company to participate in the Nevada workers' compensation insurance market when the state allows private insurance companies to begin offering products, which is anticipated for 1999. Professional fees increased $2.4 million, or 8.3%, over 1996 to $31.2 million. This increase is due in part to the acquisition of the assets and operations of Total Home Care, Inc. ("THC") during the third quarter. THC provides home infusion, oxygen and durable medical equipment services in Nevada and Arizona. During the fourth quarter of 1997, SMHS began the implementation period of its TRICARE contract. The military contract revenue of $4.3 million is a result of this contract. The Company expects these revenues to increase substantially in 1998, subject to the results of the bid protest discussed previously. Investment and other revenue was consistent with the prior year.

Medical and Specialty Product Expenses. Total medical expenses increased by $103.4 million in 1997 compared to 1996. This 32.7% increase resulted from the consolidated member month growth discussed previously. Medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") increased from 76.0% to 76.9% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, Med One Health Plan has a higher Medical Loss Ratio, which further contributed to the increase in the Company's overall Medical Loss Ratio. Specialty product expenses increased $12.3 million, or 9.4%, over 1996. This increase is due primarily to the increase in workers' compensation premiums noted above. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

The combined ratio for the workers' compensation insurance business was 101.9% compared to 103.2% for the comparable prior year period. The reduction was due to a 40 basis point decrease in the loss ratio along with a 90 basis point decrease in the expense ratio. Compared to the prior year period, incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims. In addition, the Company had net favorable loss development totaling $9.0 million compared to net favorable loss development of $15.3 million for the comparable prior year period. The favorable development is largely due to actual paid losses below projected losses and the majority of the favorable loss development occurred on the 1992 through 1995 accident years. There can be no assurances that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the year ended December 31, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, Administrative and Marketing Expenses. General, administrative and marketing ("G&A") costs increased $21.7 million, or 30.0%, for the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996. As a percentage of revenues, G&A costs for the twelve months ended December 31, 1997 increased to 13.0% from 12.6% during the comparable period in 1996. Of the $21.7 million increase in G&A, $8.6 million is in compensation costs primarily resulting from additional employees supporting expanded services and increased incentive amounts for management. Broker, third-party administration, and premium tax expenses increased approximately $8.5 million due to increased membership. Amortization and depreciation costs increased approximately $1.9 million primarily due to the amortization of goodwill resulting from the Prime acquisition. The remaining G&A increase is due to additional expenses in several areas including data processing maintenance.

     Military Contract Expense. During the fourth quarter of 1997, SMHS began the implementation period of its TRICARE contract. The military contract expense is a result of this contract.

Merger, Restructuring and Start-up Expenses. During 1997, the Company recorded and paid expenses of approximately $11.0 million, $8.4 million after tax, for merger-related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America, Inc. ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages. The lawsuit has been dismissed for failure to join a necessary party. The Company has also initiated a lawsuit in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it; however, there can be no assurance that the Company will prevail in such litigation.

During the third quarter of 1997, SMHS, a wholly owned subsidiary of the Company, was awarded a contract to serve TRICARE eligible beneficiaries in Region 1. This region includes more than 600,000 TRICARE beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve eligible beneficiaries in Region 1. Such expenses were charged to operations upon notification of award. SMHS is currently in the implementation period of the contract with actual health care delivery to commence on June 1, 1998. SMHS subcontracts for health care delivery, including some of the risk, for parts of the TRICARE contract. The Company believes the TRICARE contract will add approximately $240 million of annualized revenues when health care delivery begins in 1998.

SMHS was notified on February 13, 1998 that the GAO sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TMA, along with the Company, has filed a motion requesting that the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. The Company currently anticipates providing health care delivery for one year of the contract should a re-bid occur.

Interest Expense and Other. Interest expense and other increased approximately $1.6 million over the prior year primarily due to the $2.1 million benefit for minority interests recorded in 1996, offset in part by an increase in capitalized interest related to various construction projects in 1997. In November 1996, the Company acquired complete ownership of a Texas HMO in which it had previously held a 50% interest.

That HMO began business in March 1995 and experienced losses in both years. In the prior year, a portion of these losses resulted in a benefit from minority interests.

Income Taxes. The Company's effective tax rate for the year ended December 31, 1997 was 11.8%, compared to 25.2% in 1996. The difference between the Company's effective tax rate and the current federal tax rate is due primarily to a $4.7 million tax benefit recorded as a result of a reduction of the deferred tax valuation allowance and the Company's portfolio of tax preferred investments. These benefits are more significant as a result of the non-recurring charges related to the PCA acquisition and start-up costs associated with the TRICARE contract. Excluding these non-recurring costs, the effective tax rate for 1997 is 23.9%. See Note 9 of Notes to Consolidated Financial Statements.

Net Income. Excluding non-recurring items and the related tax effects, income from ongoing operations for 1997 increased $3.1 million, or 7.6%. Net income for 1997, including all non-recurring items, decreased $6.9 million, or 22.2%, from 1996. This decrease was impacted in part by non-recurring items including the merger-related and start-up costs in 1997 and the restructurings and disposal costs in 1996.

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

Medical and Specialty Product Expenses. Total medical expenses increased by $70.8 million in 1996 compared to 1995. This 28.9% increase resulted from the consolidated member month growth discussed above, as well as the clinical expansions and increases associated with professional fee growth. These factors, as well as an increase in Medicare members as a percentage of total members, increased the Company's medical loss ratio to 76.0% for the twelve months ended December 31, 1996, from 72.3% for the comparable twelve months in 1995. The cost of providing medical care to Medicare members generally requires a greater percentage of the premium revenue received. Specialty product expenses increased $27.9 million, or 27.1%, over 1995. This increase is due primarily to the increase in workers' compensation premiums noted above, offset in part by the Company's ability to overlay managed care techniques on the management and payment of certain workers' compensation claims. In addition, specialty product expenses for 1996 and 1995 were impacted by the loss development on prior accident years. During the year, the Company had net favorable loss development on prior accident years of $15.3 million, compared to net favorable loss development of $20.1 million for the comparable prior year period. The majority of the favorable loss development occurred on the 1992 through 1994 accident years. The favorable development on the 1992 year appears to be primarily due to the Company's aggressive actions to resolve claims. The favorable development on the 1993 and 1994 accident years appears to have been aided by the workers' compensation reforms that were enacted in July 1993 to combat the abuses in California's workers' compensation system. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future. See Note 7 of Notes to Consolidated Financial Statements.

General, Administrative and Marketing Expenses. G&A costs increased $8.7 million, or 13.6%, for the twelve months ended December 31, 1996 compared to the twelve months ended December 31, 1995. As a percentage of revenues, however, G&A costs for the twelve months ended December 31, 1996 decreased to 12.6% from 13.6% during the comparable period in 1995. Of the $8.7 million increase in G&A, $3.3 million is in compensation costs primarily resulting from additional employees supporting expanded services, $3.8 million is from percent of premium costs such as broker commissions and premium taxes, and the remaining $1.6 million is made up of various changes which individually are insignificant.

Merger, Restructuring and Start-up Expenses. During 1995, as part of the Company's clinical expansion and growth efforts, the Company acquired a medical facility in Mohave County, Arizona, across the border from Laughlin, Nevada. This medical facility included a small 12-bed hospital. During 1996 the Company implemented a plan to exit the hospital business and actively pursued buyers for this business. As a result of this plan, the Company took a charge of $3.8 million ($2.8 million after tax) in the fourth quarter of 1996, primarily to recognize the estimated costs to dispose of the hospital. As of December 31, 1997, the Company has been unable to reach an agreement to sell the hospital.

As a result of higher than expected claim and administrative costs relative to premium rates that can be obtained in certain regional insurance operations and the Company's inability to negotiate adequate provider contracts due to its limited presence in some of these markets, the Company adopted a plan to restructure certain insurance operations during the third quarter of 1996 and recorded a charge of $8.3 million. The plan included the sale or closure of certain regional operations in California, Arizona and Colorado. The plan will allow the Company to focus on more favorable operating markets and improve operating efficiencies. The Company believes that this restructuring, over time, will result in improved cash flow and operating cost savings in excess of the amount of the charge.

As a result of these restructurings, the Company recorded expenses of $12.1 million. These costs included cancellation of certain contractual obligations of $6.0 million, lease termination costs of $1.5 million, and $4.6 million of other costs including the estimated costs to dispose of the hospital.

Income Taxes. The Company's effective tax rate for the year ended December 31, 1996 was 25.2%, compared to 30.4% in 1995, or 25.4% after taking into account the non-deductible merger costs incurred in 1995. The difference between the Company's effective tax rate and the current federal tax rate is due primarily to a $2.7 million tax benefit recorded as a result of a reduction of the deferred tax valuation allowance and the Company's significant portfolio of tax preferred investments. See Note 9 of Notes to Consolidated Financial Statements.

Net Income. Net income for 1996 increased $9.8 million, or 46.2%, over 1995. This increase was impacted in part by several non-recurring items including the restructurings in 1996 and discontinued operations and merger costs in 1995. Excluding non-recurring items and the related tax effects, income from ongoing operations for 1996 increased $2.6 million, or 6.9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by approximately $6.8 million to $96.8 million at December 31, 1997, from $103.6 million at December 31, 1996. At December 31, 1997, the Company had working capital of $88.4 million. The primary source of cash received during the year ended December 31, 1997, was operations.

The Company's cash flow from operating activities resulted in $52.8 million of cash flow for the twelve months ended December 31, 1997. This cash flow was primarily generated from net income of $24.2 million, $13.5 million in depreciation and amortization and $4.3 million in provision for doubtful accounts, as well as a net change in operating assets and liabilities, excluding cash and cash equivalents, of approximately $10.8 million. The increase in cash from fluctuations in such operating assets and liabilities is principally due to increases in the reserve for losses and loss adjustment expense, other current liabilities and medical claims payable. These increases in cash were offset by decreases in cash due to increases in accounts receivable and other current assets.

In 1997 the Company spent $3.1 million, net of cash received, to acquire the operations and assets of a company that provides home infusion, oxygen and durable medical equipment services in Nevada and Arizona. In the first quarter of 1998 the Arizona business was sold for $1.5 million. Capital expenditures were primarily for new facilities as well as the expansion of existing medical facilities and include $33.9 million for the construction of both a 59,000 square foot medical facility in Las Vegas completed in the fourth quarter of 1997, and an additional administrative headquarters building of approximately 180,000 square feet which should be fully occupied by the end of the first quarter of 1998. Other capital expenditures were primarily for furniture and equipment associated with the Company's new military health services subsidiary, remodeling of certain existing medical space, as well as business expansion of the HMO and insurance operations, along with general corporate expansion. Such amounts include $6.1 million in computer hardware and software. Additionally, the Company used $5.5 million to purchase treasury stock on the open market, $2.4 million for the reduction of debt, and there was a $28.9 million net change in marketable securities. These cash outflows were offset by $10.3 million received in connection with the purchase of stock through the Company's employee stock plans.

In the second quarter of 1997, the Company amended and increased to $100.0 million its unsecured line of credit from Bank of America National Trust & Savings Association ("BofA") for a term of five years at an interest rate based on the London InterBank Offering Rate ("LIBOR"). In March 1997 and December 1997, the Company borrowed $17.0 million and $8.0 million, respectively, for general corporate purposes. The remaining line of credit may be used for additional working capital, if necessary. Also in the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). The CEO borrowed a total of $2.0 million in 1997, at an interest rate equal to the London InterBank Offering Rate plus 53 basis points. The line of credit is collateralized by certain amounts of the CEO's Sierra stock options and is due and payable no later than June 30, 1998.

In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. Unamortized issuance costs of $800,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. The Debentures are general unsecured obligations of CII only and are not guaranteed by Sierra Health Services, Inc. ("Sierra"). During the twelve months ended December 31, 1997, the Company purchased $30,000 of the Debentures on the open market. At December 31, 1997, CII had total assets of $343.0 million, consisting primarily of investments, and total liabilities of $285.4 million, consisting primarily of reserves for losses and loss adjustment expense and the debentures. For the year ended December 31, 1997, CII had net premiums earned of $129.2 million, investment and other revenue of $17.4 million, and total operating expenses of $135.8 million.

On September 30, 1997, the Company was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. This region includes more than 600,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. The contract will result in approximately $1.2 billion in estimated revenues over the five-year term of the contract. The expenses incurred in connection with obtaining this contract were expensed in the third quarter as previously discussed. The Company will fund approximately $25.0 million to SMHS during the seven-month implementation period of the TRICARE Region 1 contract. These monies will be reimbursed by the Department of Defense in accordance with the provisions of the contract. SMHS was notified on February 13, 1998 that the GAO sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TMA, along with the Company, has filed a motion requesting that the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. The Company currently anticipates providing health care delivery for one year of the contract should a re-bid occur.

The Company is in the process of modifying or replacing its computer systems and applications to accommodate the "Year 2000". The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company currently expects to complete all material replacements or modifications of its computer systems and applications sufficiently in advance of the Year 2000 to allow for adequate testing so as not to negatively impact its operations. The Company is in the process of implementing two major systems at an estimated cost of $20.0 million. These systems will be Year 2000 compliant. The Company is expensing the costs to make modifications as incurred. Management currently estimates the remaining modification costs to be approximately $3.0 million to $5.0 million over the next 12 to 18 months. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications. The inability of the Company to timely complete its Year 2000 modifications and replacements, or the inability of companies with which the Company does business to timely complete their Year 2000 modifications, could have a material effect on the Company's operations.

The Company has a 1998 capital budget of approximately $50.0 million, primarily for computer hardware and software, medical buildings, furniture and equipment for the newly constructed 180,000 square foot, six-story corporate headquarters building, and other requirements due to the Company's projected growth and expansion. The Company financed a portion of the newly constructed administrative building in January 1998, and received $15.0 million. On January 12, 1998, $7.3 million of the projected capital expenditure budget was used by the Company to purchase all of the assets and operations of three clinics in southern Nevada. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above to support growing membership in Nevada, implementation of the Region 1 TRICARE contract, the Company's stock repurchase program, as well as debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing and equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.5 million and $13.6 million, as of December 31, 1997 and December 31, 1996, respectively. The HMO and insurance subsidiaries also meet requirements to maintain minimum stockholder's equity ranging from $1.1 million to $5.2 million. Of the cash and cash equivalents held at December 31, 1997, $82.2 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its HMO or insurance subsidiaries that would cause violation of statutory net worth and reserve requirements.

Inflation

Health care costs generally continue to rise at a faster rate than the Consumer Price Index. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. There can be no assurance, however, that, in the future, the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, competitive pressures, applicable regulations, pharmacy costs, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

Government Regulation

The Company's business, offering health care coverage, health care management services, workers' compensation programs and, to a lesser extent, the delivery of medical services, is heavily regulated at both the federal and state levels.

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and interpretation of existing laws and rules also may change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and regulations.

While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. For example, any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

In addition to changes in applicable laws and regulations, the Company is subject to various audits, investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act, which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation1 or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

Recently Issued Accounting Standards

     Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" is effective for periods beginning after December 15, 1997 and requires companies to classify items of other comprehensive income by their nature in a financial statement. Management does not believe this statement will have a material impact on the Company's financial statements. Statement of Financial Accounting No. 131,

"Disclosures about Segments of an Enterprise and Related Information" is also effective for periods beginning after December 15, 1997 and establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of this statement on its financial statement disclosure.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page

Management Report on Consolidated Financial Statements....................   30
Independent Auditors' Report..............................................   31
Consolidated Balance Sheets at December 31, 1997 and 1996.................   32
Consolidated Statements of Operations for the Years Ended
   December 31, 1997, 1996, and 1995......................................   33
Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1997, 1996 and 1995...................   34
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996, and 1995......................................   35
Notes to Consolidated Financial Statements................................   36

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

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 1997, such systems and controls were adequate to meet the objectives discussed herein.

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




James L. Starr
Senior Vice President,
     Chief Financial Officer,
     and Treasurer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sierra Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc., and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 16, 1998

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                          ASSETS
                                                                                         1997                 1996
                                                                                   ---------------      ----------
CURRENT ASSETS:
    Cash and Cash Equivalents..............................................         $ 96,841,000          $103,587,000
    Short-term Investments.................................................          115,498,000            83,688,000
    Accounts Receivable (Less:  Allowance for Doubtful
        Accounts 1997 - $7,916,000; 1996 - $7,324,000).....................           42,041,000            31,849,000
    Current Portion of Deferred Tax Asset .................................           15,496,000            13,713,000
    Prepaid Expenses and Other Current Assets..............................           30,730,000            20,098,000
                                                                                    ------------          ------------
        Total Current Assets...............................................          300,606,000           252,935,000

PROPERTY AND EQUIPMENT, NET................................................          148,831,000            99,804,000
LONG-TERM INVESTMENTS......................................................          155,153,000           160,482,000
RESTRICTED CASH AND INVESTMENTS............................................           16,540,000            13,648,000
REINSURANCE RECOVERABLE, Net of Current Portion............................           20,245,000            14,721,000
GOODWILL ..................................................................           42,803,000            44,602,000
OTHER ASSETS...............................................................           39,758,000            43,270,000
                                                                                    ------------          ------------
TOTAL ASSETS...............................................................         $723,936,000          $629,462,000
                                                                                    ============          ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued Liabilities.......................................................         $  43,601,000        $  37,650,000
    Accrued Payroll and Taxes.................................................            14,838,000           12,503,000
    Medical Claims Payable....................................................            55,943,000           46,969,000
    Current Portion of Reserve for
         Losses and Loss Adjustment Expense ..................................            63,358,000           52,878,000
    Unearned Premium Revenue..................................................            29,763,000           24,210,000
    Current Portion of Long-term Debt.........................................             4,726,000            2,195,000
                                                                                       -------------        -------------
         Total Current Liabilities............................................           212,229,000          176,405,000

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion) ...........................           139,341,000          134,898,000
LONG-TERM DEBT (Less Current Portion) ........................................            90,841,000           66,189,000
OTHER LIABILITIES ............................................................            15,843,000           17,488,000
                                                                                       -------------        -------------
TOTAL LIABILITIES.............................................................           458,254,000          394,980,000
                                                                                        ------------         ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 40,000,000
         Shares Authorized; Shares Issued:  1997 --
         18,473,000; 1996-- 17,910,000........................................                92,000               89,000
    Additional Paid-in Capital................................................           164,294,000          152,035,000
    Treasury Stock; 1997-- 284,500; 1996--  100,200
         Common Shares........................................................            (5,601,000)            (130,000)
    Unrealized Holding Gain on Available-for-Sale Investment..................               655,000              487,000
    Retained Earnings.........................................................           106,242,000           82,001,000
                                                                                        ------------         ------------
         Total Stockholders' Equity...........................................           265,682,000          234,482,000
                                                                                        ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................          $723,936,000         $629,462,000
                                                                                        ============         ============

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995


                                                                             1997                1996                 1995
                                                                      -----------------   -----------------    -----------
OPERATING REVENUES:
     Medical Premiums.............................................         $513,857,000        $386,968,000        $319,475,000
     Specialty Product Revenues ..................................          146,211,000         133,324,000         102,807,000
     Professional Fees............................................           31,238,000          28,836,000          19,417,000
     Military Contract Revenues ..................................            4,346,000
     Investment and Other Revenues ...............................           26,072,000          26,283,000          25,310,000
                                                                           ------------       -------------      --------------
        Total.....................................................          721,724,000         575,411,000         467,009,000
                                                                          -------------        ------------       -------------

OPERATING EXPENSES:
     Medical Expenses.............................................          419,272,000         315,915,000         245,135,000
     Specialty Product Expenses...................................          143,082,000         130,758,000         102,859,000
     General, Administrative and Marketing Expenses...............           93,919,000          72,237,000          63,562,000
     Military Contract Expenses ..................................            4,193,000
     Merger, Restructuring  and Start-up Expenses.................           29,350,000          12,064,000          11,614,000
                                                                           ------------        ------------       -------------
        Total.....................................................          689,816,000         530,974,000         423,170,000
                                                                            -----------        ------------       -------------

OPERATING INCOME..................................................           31,908,000          44,437,000          43,839,000

INTEREST EXPENSE AND OTHER, NET...................................           (4,433,000)         (2,823,000)         (3,737,000)
                                                                             ----------        ------------       -------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .........................................           27,475,000          41,614,000          40,102,000

PROVISION FOR INCOME TAXES........................................            3,234,000          10,471,000          12,198,000
                                                                           ------------         -----------       -------------

INCOME FROM CONTINUING OPERATIONS.................................           24,241,000          31,143,000          27,904,000

NET OPERATING LOSS ON
     DISCONTINUED OPERATIONS .....................................                                                   (2,010,000)

NET LOSS ON DISPOSAL OF
     DISCONTINUED OPERATIONS .....................................                                                   (4,590,000)
                                                                      -----------------   -----------------       -------------

NET INCOME .......................................................         $ 24,241,000        $ 31,143,000        $ 21,304,000
                                                                           ============        ============        ============

EARNINGS PER COMMON SHARE:
     Income from Continuing Operations ...........................                $1.35               $1.76               $1.60
     Net Operating Loss on Discontinued Operations ...............                                                         (.12)
     Net Loss on Disposal of Discontinued Operations .............                                                         (.26)
                                                                               --------            --------              ------
         Net Income Per Share ....................................                $1.35               $1.76               $1.22
                                                                                  =====               =====               =====

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
     Income from Continuing Operations ...........................                $1.33               $1.72               $1.57
     Net Operating Loss on Discontinued Operations ...............                                                         (.11)
     Net Loss on Disposal of Discontinued Operations .............                                                         (.26)
                                                                               --------            --------              ------
         Net Income Per Share ....................................                $1.33               $1.72               $1.20
                                                                                  =====               =====               =====


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995





                                                                                           Unrealized
                                                                                             (Loss)
                                                                                            Gain on
                                                              Additional                   Available-                         Total
                                         Common Stock          Paid- In      Treasury       for-Sale        Retained    Stockholders
                                      Shares       Amount       Capital        Stock       Investments       Earnings         Equity
                                     --------     --------   -------------  -----------   -------------  -------------    ----------



BALANCE, JANUARY 1, 1995..........  17,336,000   $87,000    $141,398,000    $(130,000)    $(2,752,000)    $29,554,000   $168,157,000
  Issuance of Common Stock in
     Connection with Stock Plans....   304,000     1,000       4,297,000                                                   4,298,000
  Issuance of Stock in Connection
     with Acquisition ..............    37,000                    87,000                                                      87,000
  Income Tax Benefit Realized Upon
     Exercise of Stock Options......                           1,458,000                                                   1,458,000
  Change in Unrealized Holding Gains
    (Losses), Net of Taxes.........                                                        12,411,000                     12,411,000
  Net Income........................                                                                       21,304,000     21,304,000
                                    ------------ ----------- -----------     ---------     ---------      -----------      ---------
BALANCE, DECEMBER 31, 1995........  17,677,000    88,000     147,240,000     (130,000)      9,659,000      50,858,000    207,715,000
  Issuance of Common Stock in
     Connection with Stock Plans....   233,000     1,000       3,637,000                                                   3,638,000
  Income Tax Benefit Realized Upon
     Exercise of Stock Options......                           1,158,000                                                   1,158,000
  Change in Unrealized Holding Gains
     (Losses), Net of Taxes ........                                                      (9,172,000)                    (9,172,000)
  Net Income........................                                                                       31,143,000     31,143,000
                                    ----------  ----------  ------------     ---------    -----------     -----------
BALANCE, DECEMBER 31, 1996 .......  17,910,000    89,000     152,035,000      (130,000)      487,000       82,001,000    234,482,000
  Issuance of Common Stock in
     Connection with Stock Plans....   563,000     3,000      10,255,000                                                  10,258,000
  Purchase of Treasury Stock .......                                        (5,471,000)                                  (5,471,000)
  Income Tax Benefit Realized Upon
     Exercise of Stock Options......                           2,004,000                                                   2,004,000
  Change in Unrealized Holding Gains
     (Losses), Net of Taxes ........                                                         168,000                         168,000
  Net Income........................                                                                       24,241,000     24,241,000
                                    ---------- -----------  ------------   -----------     ---------   ------------      -----------
BALANCE, DECEMBER 31, 1997 .......  18,473,000   $92,000    $164,294,000   $(5,601,000)     $655,000     $106,242,000   $265,682,000
                                    ==========   =======    ============   ===========     ========    ============     ============






        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                     1997             1996              1995
                                                                                -------------    --------------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ........................................................        $24,241,000     $  31,143,000       $ 21,304,000
      Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
          Loss on Discontinued Operations ...............................                                               6,600,000
          Depreciation and Amortization..................................         13,510,000        10,499,000          9,505,000
          Provision for Doubtful Accounts................................          4,283,000         3,057,000          1,694,000
      Change in Assets and Liabilities, Net of
         Effects from Acquisitions:
          Other Assets...................................................         (5,851,000)      (16,301,000)        (7,542,000)
          Reinsurance Recoverable .......................................         (5,635,000)       10,164,000          3,464,000
          Reserve for Losses and Loss Adjustment Expense ................         14,923,000         5,458,000         (8,645,000)
          Other Liabilities .............................................          6,838,000         6,985,000          1,665,000
          Minority Interests.............................................            (12,000)       (1,746,000)        (2,606,000)
          Accounts Receivable............................................        (12,290,000)      (12,469,000)          (923,000)
          Other Current Assets...........................................        (11,853,000)       (4,671,000)        (2,549,000)
          Medical Claims Payable.........................................          8,974,000         4,973,000          6,341,000
          Other Current Liabilities......................................         15,692,000        15,354,000          8,873,000
                                                                                ------------      ------------        -----------
      Net  Cash Provided by Continuing Operations .......................         52,820,000        52,446,000         37,181,000
      Net Cash Used by Discontinued Operations ..........................                                              (2,651,000)
                                                                           ----------------- -----------------       ------------
          Net Cash Provided by Operating Activities .....................         52,820,000        52,446,000         34,530,000
                                                                                ------------      ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures...............................................        (55,642,000)      (17,927,000)       (20,522,000)
      Property and Equipment Dispositions, Net...........................            772,000           172,000            725,000
      Purchase of Available-for-Sale Investments.........................     (1,078,396,000)     (712,503,000)      (368,875,000)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments.................................      1,046,523,000       752,279,000        365,539,000
      Purchase of Held-to-Maturity Investments...........................         (7,523,000)      (25,835,000)       (11,735,000)
      Proceeds from Maturities of Held-to-Maturity Investments...........         10,449,000        39,184,000         20,183,000
      Change in Financed Premium Receivable .............................                                              15,676,000
      Acquisitions, Net of Cash Acquired.................................         (3,145,000)      (36,310,000)       (11,023,000)
                                                                                ------------      ------------        -----------
          Net Cash Used for Investing Activities.........................        (86,962,000)         (940,000)       (10,032,000)
                                                                                ------------     -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing..................................         25,000,000         1,000,000          2,625,000
      Payments on Debt and Capital Leases................................         (2,391,000)       (9,601,000)       (11,931,000)
      Purchase of Treasury Stock ........................................         (5,471,000)
      Exercise of Stock in Connection with Stock Plans...................         10,258,000         3,638,000          3,807,000
                                                                                ------------       -----------         ----------
          Net Cash Provided by (Used for) Financing Activities...........         27,396,000        (4,963,000)        (5,499,000)
                                                                                ------------        ----------         ----------

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS...............................................         (6,746,000)       46,543,000         18,999,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................        103,587,000        57,044,000         38,045,000
                                                                               -------------      ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR.................................       $ 96,841,000      $103,587,000       $ 57,044,000
                                                                                ============      ============       ============

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


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

In November 1996, the Company acquired complete ownership of HMO Texas, LC ("HMO Texas") for $5,040,000. The Company had previously held a 50 percent interest in the Houston-based health plan.
The purchase resulted in goodwill of $5,040,000.

Effective December 31, 1996 the Company purchased Prime Holdings, Inc. ("Prime"), for approximately $32,219,000 in cash. At December 31, 1996 Prime operated Med One Health Plan, Inc. ("Med One"), a 12,800 member HMO. Prime also served 215,000 people through preferred provider organizations, workers' compensation programs and administrative service products for self-insured employers and union welfare trust funds, primarily in the state of Nevada. The acquisition resulted in goodwill of $31,117,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's wholly owned subsidiaries include Health Plan of Nevada, Inc. ("HPN"), HMO Texas and Med One, all licensed HMOs, Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company, Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical group, CII, a holding company primarily engaged in writing workers' compensation insurance through its wholly owned subsidiaries, Sierra Military Health Services, Inc., ("SMHS"), a company that has been contracted to provide and administer managed care services to certain TRICARE eligible beneficiaries, administrative services companies, a home health care agency, a hospice and a company that provides and manages mental health and substance abuse services.

Medical Premiums. Non-Medicare member enrollment is represented principally by employer groups. Medical premiums are billed to each employer group in accordance with negotiated contracts, and such premium revenue is recognized when earned. Unearned premium revenue includes payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN, HMO Texas and Med One commercial and SHL indemnity premiums. HPN and HMO Texas offer a prepaid health care program to Medicare recipients. Revenues associated with these Medicare recipients were approximately $186,105,000, $140,611,000, and $111,584,000 in 1997, 1996 and 1995, respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995



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

Medical Expenses. Sierra contracts with hospitals, physicians and other providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company. Losses on specific contracts, if any, are accrued when measurable.

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


Property and Equipment. Property and equipment are stated at cost. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

          Buildings and Improvements                              30 years
          Leasehold Improvements                                  3 - 10 years
          Furniture, Fixtures and Equipment                       3 - 5 years
          Data Processing Hardware and Software                   3 - 5 years

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

Reserve for Losses and Loss Adjustment Expense. The reserve for losses and LAE consists of estimated costs of each unpaid claim reported to the Company prior to the close of the accounting period, as well as those incurred but not yet reported. The methods for establishing and reviewing such liabilities are continually reviewed and adjustments are reflected in current operations.

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

     Discontinued Operations. During 1995, CII sold its interest in a subsidiary for a combination of common stock and warrants of the purchaser. This transaction was recorded as a discontinued operation.

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

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates. Such operations are principally in California, Colorado, Nevada and Texas. However, the Company is licensed and does business in several other states as well. The Company also has receivables from certain reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance contracts with are rated A or better by the A.M. Best Company.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995



Recently Issued Accounting Standards. Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" is effective for periods beginning after
December 15, 1997 and requires companies to classify items of other comprehensive income by their nature in a financial statement. Management does not believe this statement will have a material impact on the Company's financial statements. Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" is also effective for periods beginning after December 15, 1997 and establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of this statement on its financial statement disclosure.

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

Merger, Restructuring and Start-up Expenses. Merger, restructuring and start-up expenses represent the non-recurring incremental costs the Company has incurred in connection with various mergers, acquisitions and planned dispositions as well as costs associated with the Company's proposal to serve eligible TRICARE beneficiaries in Region 1. Costs recorded for restructurings satisfy the definitions and criteria set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," that are directly related to the restructurings.

Reclassifications. Certain amounts in the Consolidated Financial Statements for the years ended December 31, 1996 and 1995 have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


3.   EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                     Dilutive
                                                                   Basic           Stock Options           Diluted


For the Year Ended December 31, 1997:
Income from Continuing Operations..............               $24,241,000                                 $24,241,000
Shares.........................................                18,008,000               276,000            18,284,000
Per Share Amount...............................                      1.35                                        1.33

For the Year Ended December 31, 1996:
Income from Continuing Operations..............                31,143,000                                  31,143,000
Shares.........................................                17,726,000               401,000            18,127,000
Per Share Amount...............................                      1.76                                        1.72

For the Year Ended December 31, 1995:
Income from Continuing Operations..............                27,904,000                                  27,904,000
Shares.........................................                17,414,000               320,000            17,734,000
Per Share Amount...............................                      1.60                                        1.57

CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of the following:

        Classification                                                      1997                       1996
           Land...................................................        $14,296,000               $12,224,000
           Buildings and Improvements.............................        109,307,000                63,229,000
           Furniture, Fixtures and Equipment......................         38,692,000                35,785,000
           Data Processing Equipment and Software.................         31,452,000                21,034,000
           Construction in Progress...............................          4,170,000                 7,858,000
           Less: Accumulated Depreciation ........................       ( 49,086,000)              (40,326,000)
                                                                         ------------               -----------
               Net Property and Equipment.........................       $148,831,000               $99,804,000
                                                                         ============               ===========


The following is an analysis of property and equipment under capital leases by classification as of December 31:

        Classification                                                       1997                       1996
           Data Processing Equipment and Software ................         $4,779,000                $1,682,000
           Furniture, Fixtures and Equipment......................            728,000                   730,000
           Building...............................................            245,000                   245,000
           Less: Accumulated Depreciation.........................           (467,000)               (1,496,000)
                                                                           ----------                ----------
              Net Property and Equipment..........................         $5,285,000                $1,161,000
                                                                           ==========                ==========

The Company capitalizes interest expense as part of the cost of construction of facilities and the implementation of computer systems. Interest expense capitalized in 1997, 1996 and 1995 was $1,621,000, $245,000 and $183,000,
respectively.

5.   CASH AND INVESTMENTS

Marketable debt investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. The remaining marketable debt and equity investments have been categorized as available-for-sale and as a result are stated at their fair value. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity until realized. Gross realized gains and losses in 1997 were $2,878,000 and $2,373,000, respectively. Realized gains and losses are calculated using the specific identification method and are included in net income.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1997:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-Sale Investments:
Classified as Short-term:
    U.S. Government
       and its Agencies...........................       $  7,577,000         $   31,000            $  1,000        $  7,607,000
    Municipal Obligations.........................         41,732,000             88,000             194,000          41,626,000
    Corporate Bonds...............................         48,945,000            345,000              74,000          49,216,000
    Other . . . . . ..............................          6,163,000              9,000              99,000           6,073,000
                                                        -------------        -----------           ---------       -------------
       Total Short-term...........................        104,417,000            473,000             368,000         104,522,000
                                                         ------------         ----------           ---------        ------------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................         38,031,000            169,000              59,000          38,141,000
    Municipal Obligations.........................          3,160,000            139,000               1,000           3,298,000
    Corporate Bonds...............................         81,299,000            776,000              43,000          82,032,000
    Other . . . . ................................             63,000                                                     63,000
                                                       --------------     --------------        ------------      --------------
       Total Long-term............................        122,553,000          1,084,000             103,000         123,534,000
                                                         ------------         ----------            --------        ------------

Classified as Restricted:
    U.S. Government
       and its Agencies...........................          8,639,000             34,000              12,000           8,661,000
    Municipal Obligations.........................          3,166,000            104,000                               3,270,000
    Corporate Bonds...............................            497,000              1,000                                 498,000
    Other. . . . . . . . . .......................          2,373,000                                                  2,373,000
                                                       --------------     --------------       -------------      --------------
       Total Restricted ..........................         14,675,000            139,000              12,000          14,802,000
                                                        -------------       ------------           ---------       -------------
          Total Available-for-Sale ...............       $241,645,000         $1,696,000            $483,000        $242,858,000
                                                         ============         ==========            ========        ============

Held-to-Maturity Investments:
Classified as Short-term:
    U.S. Government
       and its Agencies...........................      $   2,884,000        $    33,000                           $   2,917,000
    Corporate Bonds ..............................          8,092,000            189,000                               8,281,000
                                                       --------------        -----------                            ------------
       Total Short-term...........................         10,976,000            222,000                              11,198,000
                                                        -------------        -----------                            ------------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................         14,313,000             20,000            $ 38,000          14,295,000
    Municipal Obligations.........................          6,038,000            372,000                               6,410,000
    Corporate Bonds...............................         11,268,000            509,000              11,000          11,766,000
                                                          -----------        -----------           ---------         -----------
       Total Long-term............................         31,619,000            901,000              49,000          32,471,000
                                                          -----------        -----------            --------         -----------

Classified as Restricted:
    Municipal Obligations.........................            575,000             26,000                                 601,000
    Corporate Bonds...............................          1,163,000             22,000                               1,185,000
                                                        -------------        -----------                            ------------
       Total Restricted ..........................          1,738,000             48,000                               1,786,000
                                                        -------------        -----------                            ------------
          Total Held-to-Maturity .................        $44,333,000         $1,171,000           $  49,000        $ 45,455,000
                                                         ============         ==========           =========        ============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1996:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-Sale Investments:
Classified as Short-term:
    U.S Government
       and its Agencies.....................             $ 14,410,000         $   25,000                            $ 14,435,000
    Municipal Obligations...................               36,363,000            164,000          $   78,000          36,449,000
    Corporate Bonds.........................               10,521,000             26,000               3,000          10,544,000
    Other. . . . ...............  21,902,000                   66,000            211,000          21,757,000
                                ------------                ---------          ---------         -----------
       Total Short-term.....................               83,196,000            281,000             292,000          83,185,000
                                                         ------------           --------            --------        ------------

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               67,108,000            131,000             791,000          66,448,000
    Municipal Obligations...................               14,049,000            519,000              62,000          14,506,000
    Corporate Bonds.........................               32,315,000            199,000             184,000          32,330,000
    Other . . . . ..........................                  158,000                                 29,000             129,000
                                                       --------------      -------------         -----------      --------------
       Total Long-term......................              113,630,000            849,000           1,066,000         113,413,000
                                                         ------------          ---------          ----------        ------------

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                6,997,000            102,000              12,000           7,087,000
    Municipal Obligations...................                2,485,000            149,000                               2,634,000
    Corporate Bonds.........................                  492,000                                                    492,000
    Other. . . . . . . . . .................                1,797,000                                                  1,797,000
                                                       --------------     --------------      --------------       -------------
       Total Restricted ....................               11,771,000            251,000              12,000          12,010,000
                                                        -------------         ----------         -----------        ------------
          Total Available-for-Sale .........             $208,597,000         $1,381,000          $1,370,000        $208,608,000
                                                         ============         ==========          ==========        ============


Held-to-Maturity Investments:
Classified as Short-term:
    Municipal Obligations ..................           $      503,000       $      6,000                           $     509,000
                                                       --------------       ------------                           -------------

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               20,644,000             28,000          $  460,000          20,212,000
    Municipal Obligations...................                6,359,000            456,000                               6,815,000
    Corporate Bonds.........................               20,066,000            398,000             194,000          20,270,000
                                                         ------------         ----------          ----------        ------------
       Total Long-term......................               47,069,000            882,000             654,000          47,297,000
                                                         ------------         ----------          ----------        ------------

Classified as Restricted:
    Municipal Obligations...................                  575,000             38,000                                 613,000
    Corporate Bonds.........................                1,063,000             28,000                               1,091,000
                                                         ------------         ----------                            ------------
       Total Restricted ....................                1,638,000             66,000                               1,704,000
                                                         ------------         ----------                            ------------
          Total Held-to-Maturity ...........             $ 49,210,000         $  954,000          $  654,000        $ 49,510,000
                                                         ============         ==========          ==========        ============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


The contractual maturities of available-for-sale short-term, long-term and restricted investments at December 31, 1997 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                           Amortized               Estimated
                                                                               Cost                Fair Value

Due in one year or less......................................              $ 61,517,000             $ 61,339,000
Due after one year through five years........................                92,459,000               93,201,000
Due after five years through ten years.......................                66,406,000               66,961,000
Due after ten years..........................................                21,263,000               21,357,000
                                                                           ------------             ------------
     Total...................................................              $241,645,000             $242,858,000
                                                                           ============             ============


The  contractual  maturities  of  held-to-maturity  short-term,   long-term  and
restricted investments at December 31, 1997 were as follows:

                                                                           Amortized               Estimated
                                                                               Cost                Fair Value

Due in one year or less......................................              $  1,140,000             $  1,140,000
Due after one year through five years........................                16,111,000               16,767,000
Due after five years through ten years.......................                 8,707,000                9,005,000
Due after ten years..........................................                18,375,000               18,543,000
                                                                            -----------              -----------
     Total...................................................               $44,333,000              $45,455,000
                                                                            ===========              ===========


Of the cash and cash equivalents that total $96,841,000 in the accompanying Consolidated Balance Sheet at December 31, 1997, $82,194,000 is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

6.   REINSURANCE

In the normal course of business, the Company seeks to reduce potential losses that may arise from catastrophic events that cause unfavorable underwriting results by reinsuring certain levels of such risk with other reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policy.

The Company is covered under medical reinsurance agreements that provide coverage for 50% - 90% of hospital and other costs in excess of $200,000 per case, up to a maximum of $2,000,000 per member per lifetime for both the managed indemnity and HMO subsidiaries. In addition, certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract. Reinsurance premiums of $3,156,000, $3,235,000 and $2,827,000 net of reinsurance recoveries of $1,729,000, $2,276,000 and $1,133,000 are included in medical expense for 1997, 1996 and 1995, respectively. In addition, SHL maintains reinsurance on certain other insurance products.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


CII also has reinsurance treaties in effect. The reinsurers have assumed the liability on that portion of workers' compensation claims between $350,000 and $60,000,000 per occurrence for 1997 and 1996 and between $250,000 and
$60,000,000 per occurrence for 1995. At December 31, 1997 and 1996, the amount of reinsurance recoverable for unpaid losses and loss adjustment expense was $21,056,000 and $15,676,000, respectively. The amount of reinsurance receivable for paid losses and loss adjustment expense was $358,000 and $103,000, respectively.

Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance contracts with are rated A or better by the A.M. Best Company.

The following table provides workers' compensation reinsurance information for the three years ended December 31, 1997:

                                                             Change in
Recoveries                                                   Recoverable
on Paid                                                      on Unpaid               Premiums
  Losses/LAE                                                  Losses/LAE            Ceded

1997:
 General Reinsurance Corporation.................           $   841,000           $ 5,380,000         $ 4,872,000
 Others .........................................                                                         187,000
                                                        ---------------     -----------------         -----------
 Total ..........................................            $  841,000           $ 5,380,000         $ 5,059,000
                                                             ==========           ===========         ===========

1996:
 General Reinsurance Corporation.................            $3,076,000          $(10,195,000)         $4,713,000
 Others .........................................                                                         456,000
                                                        ---------------     -----------------         -----------
 Total ..........................................            $3,076,000          $(10,195,000)         $5,169,000
                                                             ==========          ============          ==========

1995:
 General Reinsurance Corporation.................            $2,426,000          $ (3,472,000)         $3,727,000
 Others .........................................                                                         300,000
                                                        ---------------    ------------------         -----------
 Total ..........................................            $2,426,000          $ (3,472,000)         $4,027,000
                                                             ==========          ============          ==========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


7.   LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future.

                             Year ended December 31,
                                                                               1997              1996             1995
                                                                         ---------------   ---------------   ---------


Net Beginning Losses and LAE Reserve .....................         $172,100,000     $156,447,000      $161,620,000

Net Provision for Insured Events Incurred in:
   Current Year ..........................................          102,301,000      101,401,000        75,978,000
   Prior Years............................................           (8,970,000)     (15,284,000)      (20,079,000)
                                                                   ------------    -------------     -------------
     Total Net Provision..................................           93,331,000       86,117,000        55,899,000
                                                                   ------------    -------------     -------------

Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year ..........................................           26,811,000       24,733,000        16,553,000
   Prior Years............................................           56,977,000       45,731,000        44,519,000
                                                                   ------------     ------------      ------------
     Total Net Payments ..................................           83,788,000       70,464,000        61,072,000
                                                                   ------------     ------------      ------------

Net Ending Losses and LAE Reserve ........................          181,643,000      172,100,000       156,447,000
Reinsurance Recoverable ..................................           21,056,000       15,676,000        25,871,000
                                                                   ------------     ------------      ------------

Gross Ending Losses and LAE Reserve ......................         $202,699,000     $187,776,000      $182,318,000
                                                                   ============     ============      ============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


8.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                              1997                     1996
                                                                           --------------          ----------


  7 1/2% Convertible Subordinated Debentures ........................         $54,467,000              $54,497,000
Revolving Loan ......................................................          25,000,000                        0
7 3/8% Mortgage Note  ...............................................           5,833,000                7,833,000
Adjustable Rate Mortgage Note .......................................           3,116,000                3,167,000
Other................................................................           7,151,000                2,887,000
                                                                             ------------             ------------
  Total..............................................................          95,567,000               68,384,000
Less Current Portion.................................................          (4,726,000)              (2,195,000)
                                                                              -----------              -----------
Long-term Debt.......................................................         $90,841,000              $66,189,000
                                                                              ===========              ===========


7 1/2% Convertible Subordinated Debentures. In September 1991 CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7-1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share. Unamortized issuance costs of $803,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. Accrued interest on the Debentures as of December 31, 1997 and 1996 was $1,191,000 and $1,192,000, respectively. The Debentures are redeemable by CII, in whole or in part, at redemption prices ranging from 102.25% in 1998 to 100.75% in 2000, plus accrued interest. The Debentures are general unsecured obligations of CII only and were not assumed or guaranteed by Sierra. During the twelve months ended December 31, 1997 and 1996, the Company purchased $30,000 and $2,303,000, respectively, of the debentures on the open market.

Revolving Loan. As of December 31, 1997, the Company has drawn $25.0 million on its $100.0 million line of credit ("LOC") for general corporate purposes at a current interest rate of 6.3%. The remaining line of credit may be used for general corporate purposes, including acquisitions, and may be available for additional working capital, if necessary.

7 3/8% Mortgage Note. In December 1993, the Company obtained a loan from Bank of America, Nevada. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering a portion of the Company's administrative headquarters complex and underlying real property. In January 1998, the Company obtained a $15,000,000 loan from Bank of America, Nevada at an interest rate of 7.11%. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering the newly constructed portion of the Company's administrative headquarters complex and underlying real property. This note is not reflected in the Company's financial statements at December 31, 1997.

Adjustable Rate Mortgage Note. The Company has a mortgage which has an adjustable rate with an interest margin of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds Index, a maximum interest rate of five percentage points above the initial rate of 11.85% and a minimum interest rate of 8%. The interest rate at December 31, 1997 was 8.0%. This mortgage is secured by a medical facility.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


Other. The Company has obligations under capital leases with interest rates from 6.3% to 13.4%. In addition, the Company has a term loan due July 1998 including cumulative interest at 7.0%.

Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1997, are as follows:

                                                                                                     Obligations
                                                                                Notes               Under Capital
     Year ending December 31,                                                  Payable                Leases
         1998.................................................              $ 3,846,000             $1,247,000
         1999.................................................                5,058,000              1,260,000
         2000.................................................                2,000,000              1,301,000
         2001.................................................               54,467,000              1,137,000
         2002 ................................................               25,000,000              1,133,000
         Thereafter...........................................                      --                 401,000
                                                                         --------------             ----------
            Total.............................................              $90,371,000              6,479,000
                                                                            ===========
         Less:  Amounts Representing Interest.................                                      (1,283,000)
                                                                                                    ----------
         Present Value of Minimum Lease Payments..............                                      $5,196,000
                                                                                                    ==========


The fair value of the Debentures at December 31, 1997 was $51,744,000 which was determined based on the quoted market price at December 31, 1997. Excluding the Debentures, the fair value of long-term debt, including the current portion, is $41,410,000 based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


9.   INCOME TAXES

A summary of the provision for income taxes for the years ended December 31, 1997, 1996, and 1995 is as follows:


                                                             1997                 1996                  1995
                                                         ------------         ------------          --------

Provision for Income Taxes:
     Current.....................................          $5,528,000           $11,860,000           $11,736,000
     Deferred....................................          (2,294,000)           (1,389,000)              462,000
                                                           ----------            ----------           -----------
                                                           $3,234,000           $10,471,000           $12,198,000
                                                           ==========           ===========           ===========


The following reconciles the difference between the 1997, 1996 and 1995 current and statutory provision for income taxes:

                                                             1997                 1996                  1995
                                                         ------------         ------------          --------


Statutory Rate ..................................              35%                   35%                   35%
Tax Preferred Investments .......................             (5)                  (6)                   (9)
Change in Valuation Allowance ...................            (17)                  (6)                   (2)
Non-deductible Acquisition Costs ................                                                         5
Other .......................................  (1)              2                     1
                                               --             ---                   ---
     Provision for Income Taxes .................              12%                   25%                   30%
                                                               ==                   ===                   ===

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


     The tax effects of significant items comprising the Company's net deferred tax assets are as follows:

                                                                                    1997                 1996
                                                                               --------------       ---------
Deferred Tax Assets:
    Medical and Losses and LAE Reserves ......................                   $ 7,428,000           $ 5,277,000
    Accruals Not Currently Deductible.........................                     7,269,000             5,334,000
    Compensation Accruals ....................................                     2,344,000             2,960,000
    Bad Debt Allowances.......................................                     2,041,000             2,946,000
    Loss Carryforwards and Credits............................                    11,543,000            13,389,000
    Other ....................................................                       872,000               803,000
                                                                                 -----------          ------------
                                                                                  31,497,000            30,709,000
                                                                                 -----------           -----------

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs ........................                       596,000               613,000
    Depreciation and Amortization ............................                     4,872,000             4,102,000
    Other ....................................................                     1,066,000               825,000
                                                                                 -----------          ------------
                                                                                   6,534,000             5,540,000
                                                                                 -----------           -----------
    Net Deferred Tax Asset Before
       Valuation Allowance....................................                    24,963,000            25,169,000

    Valuation Allowance ......................................                    (6,266,000)          (10,929,000)
                                                                                ------------           -----------
    Net Deferred Tax Asset ...................................                   $18,697,000           $14,240,000
                                                                                 ===========           ===========


At December 31, 1997, the Company had approximately $27,048,000 of regular tax net operating loss carryforwards which are limited to use at the rate of approximately $7,021,000 per year during the carryforward period. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2011. The Company also has California net operating loss carryforwards of approximately $7,492,000 which expire through the year 2000. In addition to these net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $848,000 which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits. The majority of the above items are subject to both annual and separate company limitations required by the Internal Revenue Code.

Due to the above referenced limitations, a valuation allowance has been set up to reflect the Company's inability to use tax benefits from recent acquisitions currently or in the near future. As the benefits are realizable by the Company, the valuation allowance will be reduced as required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). For the years ended December 31, 1997 and 1996, the Company was able to realize a portion of the tax benefits for which a valuation allowance had been previously established. As a result, the Company reduced its valuation allowance by $4,663,000 and $2,685,000 for the years ended December 31, 1997 and 1996, respectively. The valuation allowance of $6,266,000 at December 31, 1997 is considered necessary under the more likely than not criteria required by FAS 109.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


10.  COMMITMENTS AND CONTINGENCIES

Leases. The Company is the lessee under several operating leases, most of which relate to office facilities and equipment. The rentals on these leases are charged to expense over the lease term as the Company becomes obligated for payment and, where applicable, provide for rent escalations based on certain costs and price index factors. The following is a schedule, by year, of the future minimum lease payments under existing operating leases:

     Year Ending December 31,
          1998...................................................             $6,894,000
          1999...................................................              6,351,000
          2000...................................................              5,745,000
          2001...................................................              5,153,000
          2002 ..................................................              4,832,000
          Thereafter.............................................              7,089,000
                                                                            ------------
               Total.............................................            $36,064,000
                                                                             ===========

Rent expense  totaled  $5,827,000,  $4,945,000 and $4,942,000 in 1997,  1996 and
1995, respectively.

Litigation and Legal Matters. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these legal proceedings will not materially impact the consolidated financial statements of the Company.

11.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company contributes 2% of eligible employees' compensation and matches 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS statute. Expense under the plan totaled $3,929,000, $3,216,000 and $2,516,000 in 1997, 1996 and 1995, respectively.

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

Executive Life Insurance Plan. Effective July 1, 1997 the Company and certain officers and key executives selected and approved by the Sierra Board of Directors entered into split dollar life insurance agreements whereby the Company has funded the insurance premiums. The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


Supplemental Executive Retirement Plan. Effective July 1, 1997, the Company adopted a defined benefit retirement plan covering certain key employees. The Company is funding the benefits through the purchase of certain life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan.

A reconciliation of ending year balances is as follows:

     Change in Benefit Obligation:
         Projected Benefit Obligation at Inception ....................               $9,008,000
         Service Cost .................................................                  132,000
         Interest Cost ................................................                  375,000
         Benefits Paid ................................................
         Benefit Obligation at December 31, 1997 ......................                9,515,000
                                                                                      ----------

     Change in Plan Assets:
         Actual Return on Plan Assets .................................                 (308,000)
         Company Contributions ........................................                2,180,000
         Benefits Paid ................................................
         Fair Value of Plan Assets at December 31, 1997 ...............                1,872,000

         Funded Status of the Plan ....................................               (7,643,000)
         Unrecognized Prior Service Credit ............................                8,647,000
                                                                                     -----------
         Total Recognized .............................................               $1,004,000
                                                                                      ==========

     Total Recognized Amounts in the Financial
        Statements Consist of:
         Unrecognized Net Loss ........................................               $ (394,000)
         Accrued Benefit Liability ....................................               (2,964,000)
         Intangible Asset .............................................                4,362,000
                                                                                      ----------
         Total ........................................................               $1,004,000
                                                                                      ==========

     Assumptions as of December 31, 1997
         Discount Rate ................................................                      7.0%
         Expected Return on Plan Assets ...............................                      8.0%
         Rate of Compensation Increase ................................                      5.0%

     Benefit Cost .....................................................               $  781,000

Other CII Plans. Prior to the acquisition of CII, CII maintained various supplemental benefit, executive benefit, and profit sharing plans. Subsequent to the merger all such plans have been, or are in the process of being, discontinued, terminated, or merged into the Company's existing plans. During the year ended December 31, 1995, CII expensed $1,574,000 under the various plans. Eligible CII employees are included in the Company's plans discussed above.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


12.  CAPITAL STOCK PLANS

Stockholders' Rights Plan. Each share of Sierra common stock, par value $.005 per share, contains one right (a "Right"). Each Right entitles the registered holder to purchase from Sierra a unit consisting of one one-hundredth of a share of the Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, of Sierra, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since Sierra may redeem the Rights at the price of $.02 per Right prior to the time that a person or group has acquired beneficial ownership of 20% or more of Sierra common stock.

Stock Option Plans. During 1995 the shareholders of the Company approved the 1995 Long-Term Incentive Plan ("LTIP"). The LTIP provides for the granting of Options, Stock, and other stock-based awards. Under the LTIP 1.2 million shares were reserved along with remaining shares reserved from certain previous stock option and capital accumulation plans which have not been and will not be issued under those plans. Awards are granted by a committee appointed by the Board of Directors. Options become exercisable at such times and in such installments as set by the committee. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. Options currently granted under the LTIP vest for the employees at a rate of 20% - 25% per year. Options expire one year after the end of the vesting period.

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


The following table reflects the activity of the stock option plans:

                                                       Number of                  Option              Weighted
                                                         Shares                    Price           Average Price

Outstanding January 1, 1995.................           1,272,000            $  2.44  - $28.63           $16.29
   Granted..................................             882,000              14.86  -  31.75            26.30
   Exercised................................            (241,000)              2.44  -  21.00            12.14
   Canceled.................................             (53,000)              3.38  -  28.63            17.49
                                                      ----------
Outstanding December 31, 1995...............           1,860,000               3.38  -  31.75            21.54
   Granted..................................             320,000              25.00  -  35.00            26.15
   Exercised................................            (166,000)              3.38  -  28.63            12.57
   Canceled.................................             (15,000)             10.69  -  31.75            21.70
                                                       ----------
Outstanding December 31, 1996 ..............           1,999,000               7.50  -  35.00            23.01
   Granted..................................             306,000              24.38  -  36.75            34.73
   Exercised................................            (470,000)              7.50  -  31.75            17.71
   Canceled.................................           (  65,000)              9.46  -  35.00            26.00
                                                       ---------
Outstanding December 31, 1997 ..............           1,770,000               9.46  -  36.75            26.30
                                                       =========

Exercisable at December 31, 1997 ...........             696,000             $ 9.46  - $36.75           $23.79
                                                       =========

Available for Grant at
   December 31, 1997 .......................             402,000
                                                         =======


     The following table summarizes information about stock options outstanding at December 31, 1997:

                                Weighted-Average                                                Weighted-Average
        Range of Exercise           Remaining                    Options                         Exercise Price
            Prices              Contractual Life        Outstanding      Exercisable      Outstanding       Exercisable

      $ 9.46  -  $10.69               156 days             29,000          29,000            $ 9.76           $ 9.76
       14.86  -   21.00               598 days            244,000         154,000             17.15            17.47
       24.38  -   31.75             1,385 days          1,230,000         508,000             26.35            26.39
       34.50  -   36.75             1,762 days            267,000           5,000             36.60            34.98

Employee Stock Purchase Plan. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. As of December 31, 1997, the Company had 331,000 shares reserved for purchase under the Purchase Plan. During 1997, a total of 92,000 shares were purchased at a price of $20.93 per share. During January 1998, 48,000 shares were issued to employees at $26.62 per share in connection with the Purchase Plan.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


Accounting for Stock-Based Compensation. At December 31, 1997, the Company had three stock-based compensation plans, which are described above. The Company uses the intrinsic value method in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans nor the Purchase Plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

For the Years Ended                                             1997                  1996               1995
-------------------------------------------------------------------------------------------------------------

Net Income                          As reported             $24,241,000           $31,143,000          $21,304,000
                                    Pro forma                22,177,000            29,703,000           20,203,000

Net Income Per Share                As reported                   $1.35                 $1.76                $1.22
                                    Pro forma                      1.23                  1.68                 1.16

Net Income Per Share
    Assuming Dilution               As reported                   $1.33                 $1.72                $1.20
                                    Pro forma                      1.21                  1.64                 1.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 35%, 29% and 34%; risk-free interest rates of 5.89%, 5.92%, and 6.12%; and expected lives of four years for all years. The weighted fair value of options granted in 1997, 1996 and 1995 was $12.40, $8.47 and $9.49, respectively.

The fair value of the look-back option implicit in each offering of the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 35%, 29% and 34%; risk-free interest rates of 5.32%, 5.29% and 6.07%; and expected lives of six months for all years.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


13.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Supplemental statements of cash flows information for the years ended December 31, is presented below:

                                                                  1997              1996           1995
                                                              ------------      ------------   --------


Cash Paid During the Year for Interest
    (Net of Amount Capitalized)...............................        $4,463,000        $5,275,000       $ 6,430,000
Cash Paid During the Year for Income Taxes....................         7,943,000         7,966,000        10,509,000

Noncash Investing and Financing Activities:
    Liabilities Assumed in Connection with
       Corporate Acquisitions.................................           195,000         7,890,000         3,113,000
    Reductions to Funds Withheld by Ceding
       Insurance Company and Future
       Policy Benefits........................................         8,471,000           773,000           990,000
    Stock Issued for Exercise of Options
       and Related Tax Benefits...............................         2,004,000         1,158,000         1,949,000
    Assumption of Liability in Connection with
       Land Purchase .........................................              --                --           1,956,000
    Additions to Capital Leases...............................         4,574,000              --             278,000
    Stock and Warrants Received on Sale
       of Discontinued Operations ............................              --                --           1,000,000


14.        MERGER, RESTRUCTURING AND START-UP EXPENSES

During 1997, the Company recorded and paid expenses of approximately $11,000,000, $8,360,000 after tax, for merger-related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with PCA. The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages. The lawsuit has been dismissed for failure to join a necessary party. The Company has also initiated a lawsuit in the Court of Chancery of the State of Delaware seeking a declaratory judgment as well as other remedies. The Company intends to vigorously pursue all remedies available to it; however, there can be no assurance that the Company will prevail in such litigation.

During the third quarter of 1997, SMHS was notified it had been awarded a multi-year triple-option health benefits ("TRICARE") managed care contract by the Department of Defense to serve eligible beneficiaries in Region 1. This region includes more than 600,000 beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of $18,350,000, $10,600,000 net of taxes, were recorded in the third quarter, primarily for expenses associated with the Company's proposal to serve TRICARE beneficiaries in Region 1. Such expenses had been deferred until award notification. SMHS is currently in the implementation period of the contract with actual health care delivery to commence on June 1, 1998. SMHS subcontracts for health care delivery, including some of the risk, for parts of the TRICARE contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TRICARE Management Activity ("TMA"), along with the Company, has filed a motion requesting that the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. The Company currently anticipates providing health care delivery for one year of the contract should a re-bid occur.

During 1995, as part of the Company's clinical expansion and growth efforts, the Company acquired a medical facility in Mohave County, Arizona, across the border from Laughlin, Nevada. This medical facility included a 12-bed hospital. During 1996 the Company implemented a plan to exit the hospital business and has actively pursued buyers for this business. As a result of this plan, the Company recorded a charge of $3,814,000 ($2,860,000 after tax) in the fourth quarter of 1996, primarily to recognize the estimated costs to dispose of the hospital. As of December 31, 1997, the Company has been unable to reach an agreement to sell the hospital.

As a result of higher than expected claim and administrative costs relative to premium rates that can be obtained in certain regional insurance operations and the Company's inability to negotiate adequate provider contracts due to its limited presence in some of these markets, the Company adopted a plan to restructure certain insurance operations during the third quarter of 1996 and recorded a charge of $8,250,000 ($6,187,000 after tax). The plan will allow the Company to focus on more favorable operating markets and improve operating efficiencies. The Company believes that this restructuring, over time, will result in improved cash flow and operating cost savings. These restructuring costs included cancellation of certain contractual obligations of $6,000,000, lease termination costs of $1,500,000 and approximately $750,000 of other costs.

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1997, 1996 and 1995


15. UNAUDITED QUARTERLY INFORMATION (Amounts in thousands, except per share data)

                                                                 March             June              September         December
                                                                 31                30                30               31
Year Ended December 31, 1997:
  Operating Revenues...................................          $170,578         $176,321         $183,859          $190,966
  Operating Income (Loss) .............................             3,242           15,103           (2,765)           16,328
  Income (Loss) From Continuing Operations
     Before Income Taxes ..............................             1,840           13,896           (3,705)           15,444
  Net Income...........................................             1,398           10,561              495            11,787
  Earnings Per Share ..................................               .08              .59              .03               .65
  Earnings Per Share Assuming Dilution ................               .08              .58              .03               .64

Year Ended December 31, 1996:
  Operating Revenues...................................          $136,012         $141,362         $146,245          $151,792
  Operating Income.....................................            14,375           14,520            6,137             9,405
  Income From Continuing Operations
     Before Income Taxes ..............................            13,566           13,688            5,422             8,938
  Net Income...........................................            10,164           10,211            4,067             6,701
  Earnings Per Share ..................................               .58              .58              .23               .38
  Earnings Per Share Assuming Dilution ................               .56              .56              .22               .37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following  consolidated financial statements are included in Part II,
Item 8 of this Report:

                                                                           Page

        Independent Auditors' Report...................................      31
        Consolidated Balance Sheets at December 31, 1997 and 1996......      32
        Consolidated Statements of Operations for the Years Ended
           December 31, 1997, 1996 and 1995............................      33
        Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1997, 1996 and 1995........      34
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1997, 1996 and 1995............................      35
        Notes to Consolidated Financial Statements.....................      36

(a)(2)     Financial Statement Schedules:

        Schedule I - Condensed Financial Information of Registrant.....     S-1

        Schedule V - Supplemental Information Concerning
                     Property-Casualty Insurance ......................     S-4

        Section 403.04 b - Reconciliation of Beginning and Ending Loss
                          and Loss Adjustment Expense Reserves
                          and Exhibit of Redundancies (Deficiencies) ..     S-5

All other schedules are omitted because they are not applicable, not required, or because the required information is in the consolidated financial statements or notes thereto.

(a)(3) and (c) The following exhibits are filed as part of, or incorporated by reference into, this Report as required by
                  Item 601 of Regulation S-K:

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

       (3.3) Amended and Restated Bylaws of the Registrant, as amended through December 12, 1997.

       (4.1) Rights Agreement, dated as of June 14, 1994, between the Registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3 effective October 11, 1994 (Reg. No. 33- 83664).

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

     (4.4) First Supplemental Indenture between CII Financial, Inc., Sierra Health Services, Inc. and Chemical Bank as Trustee, dated as of October 31, 1995, to Indenture dated September 15, 1991, incorporated by reference to
Exhibit 4.3 of Post-Effective Amendment No. 2 on Form S-3 to Registration Statement on Form S-4 dated October 31, 1995 (Reg. No. 33- 60591).

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

      (10.4) Credit Agreement dated as of April 11, 1996 among Sierra Health Services, Inc., as Borrower, Bank of America National Trust and Savings Association, as Agent and Issuing Bank, and the Other Financial Institutions Party thereto for a $50.0 million Line of Credit, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

     (10.5) First Amendment, dated as of May 31, 1997, to Credit Agreement and Waiver among Sierra Health Services, Inc., as Borrower, Bank of America National Trust and Savings Association, as Agent and Issuing Bank and the Other Financial Institutions Party Hereto, originally dated as of April 11, 1996 and filed as
Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1996, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

      (10.6)      Compensatory Plans, Contracts and Arrangements.

                  (1)  Employment   Agreement  with  Jonathon  W.  Bunker  dated
November 15, 1997.

                  (2) Employment Agreement with Frank E. Collins dated November 15, 1997.

                  (3)  Employment   Agreement  with  William  R.  Godfrey  dated
November 15, 1997.

                  (4)  Employment   Agreement  with  Laurence  S.  Howard  dated
November 15, 1997.

                  (5) Employment Agreement with Anthony M. Marlon, M.D. dated November 15, 1997.

                  (6) Employment Agreement with Erin E. MacDonald dated November 15, 1997.

                  (7) Employment Agreement with Michael A. Montalvo dated November 15, 1997.

                  (8) Employment Agreement with Marie H. Soldo dated November 15, 1997.

                  (9) Employment Agreement with James L. Starr dated November 15, 1997.

     (10) Draft of Split Dollar Life Insurance Agreement effective as of July 1, 1997, by and between Sierra Health Services, Inc., and Jonathon W. Bunker, Ria Marie Carlson, Frank E. Collins, William R. Godfrey, Laurence S. Howard, Erin E. MacDonald, Anthony M. Marlon, M.D., Kathleen M. Marlon, Michael A. Montalvo, John A. Nanson, M.D., Marie H. Soldo, and James L. Starr, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                  (11) Sierra Health Services, Inc. Deferred Compensation Plan Effective May 1, 1996 as Amended and Restated Effective July 1, 1997, dated as of July 1, 1997, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                  (12) Sierra Health Services, Inc. Supplemental Executive Retirement Plan Effective as of July 1, 1997, dated as of July 7, 1997, incorporated by reference to Exhibit
                        10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                  (13) The Registrant's Second Amended and Restated 1986 Stock Option Plan as amended to date, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                  (14) The Registrant's Second Restated Capital Accumulation Plan, as amended to date, incorporated by reference to
                        Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                  (15)  Protocols  for  cash  bonus  awards,   incorporated   by
                        reference to Exhibit 10.17 (5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                  (16) The Company's Long-Term Incentive Plan incorporated by reference to Form S-8 filed July 7, 1995.

      (10.7) Agreement and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

      (10.8) Agreement between the Registrant and First Option Health Plan to develop and implement a Medicare risk product in New Jersey dated January 6, 1995, incorporated by reference to Exhibit
                  10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      (10.9) Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

        (21)      Subsidiaries of the Registrant (listed herein):

                  There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

                                                                 Jurisdiction of
                                                                 Incorporation
                  Sierra Health and Life Insurance Company, Inc.      California
                  Health Plan of Nevada, Inc.                             Nevada
                  Sierra Healthcare Options, Inc. and Subsidiary          Nevada
                  Behavioral Healthcare Options, Inc.                     Nevada
                  Family Health Care Services                             Nevada
                  Family Home Hospice, Inc.                               Nevada
                  Southwest Medical Associates, Inc.                      Nevada
                  Sierra Medical Management, Inc. and Subsidiaries        Nevada
                  Southwest Realty, Inc.                                  Nevada
                  Sierra Health Holdings, Inc. (HMO Texas, L.C.)           Texas
                  Sierra Texas Systems, Inc.                               Texas
                  CII Financial, Inc., and Subsidiaries               California
                  Northern Nevada Health Network, Inc.                    Nevada
                  Intermed, Inc.                                         Arizona
                  Prime Holdings, Inc. and Subsidiaries                   Nevada
                  Sierra Military Health Services, Inc.                   Nevada
                  Sierra Home Medical Products, Inc.                      Nevada

      (23.1)      Consent of Deloitte & Touche LLP

      (27.1)      Financial Data Schedule  --  1997

      (27.2)      Financial Data Schedule  --  1996, 1995

        (99) Registrant's current report on Form 8-K dated March 19, 1998, incorporated herein.

            All other Exhibits are omitted because they are not applicable.

(b)         Reports on Form 8-K

                  None

(d)         Financial Statement Schedules

            The Exhibits set forth in Item 14 (a)(2) are filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        SIERRA HEALTH SERVICES, INC.


                                        By:       /S/ ANTHONY M. MARLON
                                               Anthony M. Marlon, M.D.
Date:  March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                     Date



   /S/ ANTHONY M. MARLON, M.D.            Chief Executive Officer                   March 25, 1998
---------------------------------
   Anthony M. Marlon, M.D.                     and Chairman of the Board
                                               (Chief Executive Officer)


   /S/ JAMES L. STARR                          Senior Vice President of Finance,         March 25, 1998
---------------------------------------
   James L. Starr                              Chief Financial Officer,
                                               and Treasurer
                                               (Chief Accounting Officer)


   /S/ ERIN E. MACDONALD             _         President and                             March 25, 1998
---------------------------------------
   Erin E. MacDonald                           Chief Operating Officer
                                               Director


   /S/ PAUL H. PALMER                          Assistant Vice President                  March 25, 1998
---------------------------------------
   Paul H. Palmer                              and Corporate Controller


   /S/ CHARLES L. RUTHE                        Director                                  March 25, 1998
---------------------------------------
        Charles L. Ruthe


   /S/ WILLIAM J. RAGGIO                       Director                                  March 25, 1998
---------------------------------------
        William J. Raggio


   /S/ THOMAS Y. HARTLEY                       Director                                  March 25, 1998
---------------------------------------
        Thomas Y. Hartley

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only



                                                                                            December 31,
                                                                                      1997               1996
                                                                                ---------------    ----------
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................         $ 15,115,000        $ 17,761,000
     Short-term Investments..............................................            2,090,000          12,055,000
     Prepaid Expenses and Other Current Assets...........................           10,415,000           8,103,000
                                                                                  ------------        ------------
           Total Current Assets..........................................           27,620,000          37,919,000

PROPERTY AND EQUIPMENT - NET ............................................           55,251,000          32,596,000
EQUITY IN NET ASSETS OF SUBSIDIARIES ....................................          204,204,000         145,939,000
NOTES RECEIVABLE FROM SUBSIDIARIES ......................................            9,744,000           9,804,000
LONG-TERM INVESTMENTS ...................................................               86,000           6,021,000
GOODWILL AND OTHER INTANGIBLE ASSETS ....................................            2,362,000          14,896,000
OTHER ...................................................................           24,081,000          10,330,000
                                                                                  ------------        ------------

TOTAL ASSETS ............................................................         $323,348,000        $257,505,000
                                                                                  ============        ============

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................         $ 16,757,000        $ 13,268,000
     Current Portion of Long-term Debt ..................................            2,349,000             444,000
                                                                                   -----------        ------------
           Total Current Liabilities ....................................           19,106,000          13,712,000

LONG-TERM DEBT (Less Current Portion)....................................           25,858,000           3,241,000
OTHER LIABILITIES .......................................................           12,702,000           6,070,000
                                                                                  ------------       -------------
TOTAL LIABILITIES .......................................................           57,666,000          23,023,000
                                                                                  ------------        ------------

STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................               92,000              89,000
     Additional Paid-in Capital .........................................          164,294,000         152,035,000
     Treasury Stock .....................................................           (5,601,000)           (130,000)
     Unrealized Holding Gain on Available-for-sale Investments ..........              655,000             487,000
     Retained Earnings ..................................................          106,242,000          82,001,000
                                                                                  ------------        ------------
           Total Stockholders' Equity ...................................          265,682,000         234,482,000
                                                                                  ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................         $323,348,000        $257,505,000
                                                                                  ============        ============

     Note: Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

     Year Ending December 31,
          1998...........................................................           $2,349,000
          1999...........................................................              429,000
          2000...........................................................              429,000
          2001...........................................................                   --
          2002 ..........................................................           25,000,000
          Thereafter.....................................................                   --
                                                                                 -------------
              Total......................................................          $28,207,000
                                                                                   ===========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENT OF OPERATIONS -- Parent Company Only



                             Year Ended December 31,
                                                                     1997              1996            1995
                                                               ---------------   --------------  ----------
OPERATING REVENUES:
    Management Fees........................................      $47,303,000       $44,139,000      $40,115,000
    Subsidiary Dividends...................................        1,700,000         3,733,000          250,000
    Investment and Other Income............................        6,688,000         5,145,000        4,087,000
                                                                 -----------       -----------     ------------
       Total Operating Revenues............................       55,691,000        53,017,000       44,452,000
                                                                 -----------       -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
    Payroll and Benefits...................................       17,616,000        11,579,000       12,805,000
    Depreciation...........................................        3,707,000         3,433,000        3,323,000
    Rent...................................................          615,000           649,000          738,000
    Repairs and Maintenance................................          459,000           408,000          382,000
    Legal..................................................          293,000         1,874,000          226,000
    Consulting.............................................          769,000           827,000          583,000
    Other..................................................        7,047,000         5,145,000        4,252,000
    Acquisition, Restructuring and Other Expenses .........       29,350,000        12,064,000       11,614,000
                                                                 -----------       -----------      -----------
       Total General and Administrative....................       59,856,000        35,979,000       33,923,000

INTEREST EXPENSE AND OTHER, NET............................         (676,000)         (503,000)        (396,000)

EQUITY IN UNDISTRIBUTED
    EARNINGS OF SUBSIDIARIES...............................       25,615,000        21,991,000       15,785,000
                                                                 -----------       -----------      -----------

INCOME BEFORE INCOME TAXES.................................       20,774,000        38,526,000       25,918,000

BENEFIT FROM (PROVISION FOR)
     INCOME TAXES..........................................        3,467,000        (7,383,000)      (4,614,000)
                                                                 -----------      ------------     ------------

NET INCOME.................................................      $24,241,000       $31,143,000      $21,304,000
                                                                 ===========       ===========      ===========


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENTS OF CASH FLOWS -- Parent Company Only

                                                                                               Year Ended December 31,
                                                                                    1997              1996               1995
                                                                               --------------    --------------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income...........................................................       $24,241,000       $31,143,000       $21,304,000
      Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
          Depreciation and Amortization....................................         3,885,000         3,611,000         3,449,000
      Equity in Undistributed Earnings of Subsidiaries.....................       (25,615,000)      (21,991,000)      (15,787,000)
      Change in Assets and Liabilities:
          Other Assets.....................................................        (1,177,000)      (15,917,000)       (5,021,000)
          Current Assets...................................................        (2,312,000)       (5,959,000)         (504,000)
          Current Liabilities..............................................         5,493,000         4,712,000         7,429,000
          Other Long-term Liabilities .....................................         6,634,000         6,069,000
                                                                                  -----------       -----------
          Net Cash Provided by Operating Activities........................        11,149,000         1,668,000        10,870,000
                                                                                  -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures, Net ...........................................       (26,453,000)       (9,292,000)       (8,763,000)
      Decrease in Short-term Securities....................................         9,732,000        14,136,000        22,990,000
      Decrease (Increase) in Other Assets..................................         5,820,000         6,942,000        (8,963,000)
      Dividends from Subsidiary............................................         1,700,000         3,733,000           250,000
      Acquisitions, Net of Cash Acquired ..................................        (3,145,000)      (31,270,000)
      (Decrease) Increase in Net Assets in Subsidiaries....................       (30,816,000)       14,321,000        (1,572,000)
                                                                                 ------------      ------------       -----------
          Net Cash (Used for) Provided by Investing Activities ............       (43,162,000)       (1,430,000)        3,942,000
                                                                                  -----------      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing ...................................        25,000,000
      Loans to Subsidiaries ...............................................                                           (12,593,000)
      Reductions in Long-term Obligations and
          Payments on Capital Leases.......................................          (480,000)         (718,000)         (789,000)
      Proceeds from Note Receivable to Subsidiary..........................            60,000         2,789,000
      Purchase of Treasury Stock ..........................................        (5,471,000)
      Exercise of Stock in Connection with Stock Plans.....................        10,258,000         3,638,000         3,807,000
                                                                                  -----------       -----------       -----------
          Net Cash Provided by (Used for) Financing Activities.............        29,367,000         5,709,000        (9,575,000)
                                                                                  -----------       -----------       -----------

Net (Decrease) Increase in Cash and Cash Equivalents.......................        (2,646,000)        5,947,000         5,237,000
Cash and Cash Equivalents at Beginning of Year.............................        17,761,000        11,814,000         6,577,000
                                                                                  -----------      ------------      ------------
Cash and Cash Equivalents at End of Year...................................       $15,115,000       $17,761,000       $11,814,000
                                                                                  -----------       ===========       ===========


Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..........................................          $632,000        $  443,000        $  455,000
Cash Paid During the Year for Income Taxes.................................         7,916,000         6,423,000         2,746,000

Noncash Investing and Financing Activities:
      Additions to Capital Leases..........................................                --               --            278,000
      Assumptions of Liability in Connection with
          Land Purchase....................................................                --               --          1,956,000
      Stock Issued for Exercise of Options
          and Related Tax Benefits.........................................         2,004,000         1,158,000         1,949,000

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY -- CASUALTY INSURANCE
                             (amounts in thousands)






                                                 Gross
                                               Reserves
                                  Deferred    for Unpaid
                                   Policy     Claims and Discount if any                Gross          Net

                                 Acquisition  Adjustment   Deducted in   Unearned      Earned      Investment
Affiliation With                    Costs      Expenses     Column C     Premiums     Premiums       Income
Registrant Column A               Column B     Column C     Column D     Column E     Column F      Column G
-------------------               --------     --------     --------     --------     --------      --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
  Years Ended:
     December 31, 1997........     $1,800      $202,699            --     $11,285      $134,262     $16,780
     December 31, 1996........      1,832       187,776            --       9,885       126,121      16,422
     December 31, 1995 .......      1,928       182,318            --       9,282        94,611      14,301








                               Claims & Claim
                                Adjustment        Amortization
                             Expenses Incurred    of Deferred  Paid Claims
                                Related to          Policy     and Claims     Direct
                              (1)          (2)     Acquisition  Adjustment    Premiums
Affiliation With             Current    Prior Year    Costs     Expenses     Written
Registrant Column A           Year       Column H   Column I     Column J     Column K
-------------------          --------    ----------    --------   --------    --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
  Years Ended:
     December 31, 1997........  $102,301     $(8,970)    $26,211      $83,788      $135,580
     December 31, 1996........   101,401     (15,284)     21,968       70,464       126,497
     December 31, 1995 .......    75,978     (20,079)     22,028       67,071        94,953

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 SECTION 403.04b
              RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (in thousands)



                                                             Year ended December 31
                            1997       1996       1995       1994       1993       1992       1991       1990       1989      1988
                          --------   --------   --------   --------   --------   --------   --------   --------   --------  ------
Losses and LAE

   Reserve.............   $202,699   $187,776   $182,318   $190,962   $200,356   $178,460  $112,749   $ 67,593   $ 37,466    $10,277

Less Reinsurance
   Recoverables (1)         21,056     15,676     25,871     29,342     25,841     20,207
                          --------   --------   --------   --------   --------   --------

Net Loss and LAE
   Reserves .............  181,643    172,100    156,447    161,620    174,515    158,253

Cumulative Net Paid
 as of:
 One Year Later                        56,977     45,731     44,519     50,210     50,360    57,611    39,118     14,820       3,954
 Two Years Later                                  70,854     68,619     79,788     84,465    89,177    65,165     28,657       6,609
 Three Years Later                                           80,645     94,865    104,569   108,849    76,988     36,579       8,198
 Four Years Later                                                      102,395    114,293   120,539    83,822     39,345       8,938
 Five Years Later                                                                 119,462   126,100    87,618     41,043       9,235
 Six Years Later                                                                            129,060    89,607     41,962       9,398
 Seven Years Later                                                                                     90,721     42,541       9,471
 Eight Years Later                                                                                                42,818       9,517
 Nine Years Later                                                                                                              9,541

Net Reserve Re-estimated
 as of:
 One Year Later                       163,130    141,163    139,741    160,562    154,388   140,815      83,841     37,463    10,072
 Two Years Later                                 132,193    125,279    141,100    147,167   142,447      96,011     39,753     9,902
 Three Years Later                                          117,792    126,483    134,747   143,433      97,142     43,528     9,598
 Four Years Later                                                      122,517    132,193   137,143      97,942     44,404     9,330
 Five Years Later                                                                 131,112   135,249      94,852     45,027    10,042
 Six Years Later                                                                            135,299      93,561     44,543    10,110
 Seven Years Later                                                                                       93,672     43,741    10,124
 Eight Years Later                                                                                                  43,682     9,695
 Nine Years Later                                                                                                              9,768

Cumulative Redundancy
 (Deficiency)                           8,970     24,254     43,828     51,998     27,141   (22,550)   (26,079)    (6,216)       509

Net Reserve............    181,643    172,100    156,447    161,620    174,515
Reinsurance Recoverables    21,056     15,676     25,871     29,342     25,841
                          --------   --------   --------   --------   --------
Gross Reserve .........   $202,699   $187,776   $182,318   $190,962   $200,356
                          ========   ========   ========   ========   ========

Net Re-estimated Reserve                                    163,130    132,193    117,792    122,517
Re-estimated Reinsurance
Recoverables                                      16,333     19,184     19,891     14,656
                                                --------   --------   --------   --------
Gross Re-Estimated
   Reserve ............               179,463    151,377    137,683    137,173
                                     --------    -------    -------    -------
Gross Cumulative
   Redundancy..........              $  8,313   $ 30,941   $ 53,279   $ 63,183
                                     ========   ========   ========   ========


(1) The Company adopted Financial Accounting Standards Board Statement No. 113 ("FAS 113"), "Accounting and Reporting for Short-Duration and Long-Duration Reinsurance Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 1997 and 1996. However, for purposes of the reconciliation and development tables, loss and LAE information will be shown net of reinsurance.


               See the notes to consolidated financial statements.