Form 10-Q
period 1998-03-31
SIERRA HEALTH SERVICES INC
filed 1998-05-15
CIK 754009

------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of April 30,  1998 there were  18,350,000 shares of common stock outstanding.


------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX
                                                                       Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements


                  Condensed Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997.................    3

                  Condensed Consolidated Statements of Operations and
                    Comprehensive Income -  three months ended
                    March 31, 1998 and March 31, 1997....................    4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 1998
                    and March 31, 1997...................................    5

                  Notes to Condensed Consolidated Financial
                    Statements...........................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........    8

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk....................................   13



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings......................................   14

      Item 2.     Changes in Securities..................................   14

      Item 3.     Defaults Upon Senior Securities........................   14

      Item 4.     Submission of Matters to a Vote of Security Holders....   14

      Item 5.     Other Information......................................   14

      Item 6.     Exhibits and Reports on Form 8-K.......................   14

Signature................................................................   16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31            December 31
                                                                                            1998                  1997
CURRENT ASSETS:
  Cash and Cash Equivalents...................................................          $  39,438,000         $  96,841,000
  Short-term Investments......................................................            139,668,000           115,498,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1998 - $8,982,000; 1997 - $7,916,000).........................             55,623,000            42,041,000
 Prepaid Expenses and Other Assets............................................             47,692,000            46,226,000
     Total Current Assets.....................................................            282,421,000           300,606,000

LAND, BUILDINGS AND EQUIPMENT.................................................            209,809,000           197,917,000
  Less-Accumulated Depreciation...............................................            (52,555,000)          (49,086,000)
     Land, Buildings and Equipment - Net......................................            157,254,000           148,831,000

  LONG-TERM INVESTMENTS.......................................................            183,700,000           155,153,000
  RESTRICTED CASH AND INVESTMENTS.............................................             17,119,000            16,540,000
  REINSURANCE RECOVERABLE (Less Current Portion) .............................             18,781,000            20,245,000
  GOODWILL ...................................................................             42,333,000            42,803,000
  OTHER ASSETS................................................................             39,096,000            39,758,000
TOTAL ASSETS..................................................................           $740,704,000          $723,936,000

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities..............................          $  65,190,000         $  58,439,000
  Medical Claims Payable......................................................             55,016,000            55,943,000
  Current Portion of Reserves for Losses and
     Loss Adjustment Expense .................................................             67,767,000            63,358,000
  Unearned Premium Revenue....................................................             18,695,000            29,763,000
  Current Portion of Long-term Debt...........................................              4,191,000             4,726,000
     Total Current Liabilities................................................            210,859,000           212,229,000

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion) .............................................            135,441,000           139,341,000
LONG-TERM DEBT (Less Current Portion).........................................             98,239,000            90,841,000
OTHER LIABILITIES.............................................................             14,550,000            15,843,000
TOTAL LIABILITIES.............................................................            459,089,000           458,254,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized; None Issued
  Common Stock, $.005 Par Value
    40,000,000 Shares Authorized;
    Shares Issued:  1998 - 18,632,000; 1997 - 18,473,000......................                 93,000               92,000
  Additional Paid-in Capital..................................................            168,556,000          164,294,000
  Treasury Stock: 284,500 Common Shares.......................................             (5,601,000)          (5,601,000)
  Unrealized Holding Gain on
      Available-for-Sale Securities ..........................................                138,000              655,000
  Retained Earnings...........................................................            118,429,000          106,242,000
TOTAL STOCKHOLDERS' EQUITY....................................................            281,615,000          265,682,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $740,704,000         $723,936,000

                             See  notes  to  condensed   consolidated  financial
statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                                                                         Three Months Ended
                                                                                                                  March 31
                                                                                                          1998                 1997

OPERATING REVENUES:
  Medical Premiums..............................................................                      $137,818,000     $122,339,000
  Specialty Product Revenues....................................................                        36,161,000       34,713,000
  Military Contract Revenues....................................................                        18,536,000
  Professional Fees.............................................................                        10,923,000        7,521,000
  Investment and Other Revenues.................................................                         6,971,000        6,005,000
    Total ......................................................................                       210,409,000      170,578,000

OPERATING EXPENSES:
  Medical Expenses..............................................................                       114,316,000       99,676,000
  Specialty Product Expenses....................................................                        36,241,000       34,651,000
  Military Contract Expenses....................................................                        16,981,000
  General, Administrative and Marketing ........................................                        25,208,000       22,009,000
  Merger Related Expenses ......................................................                                         11,000,000
    Total ......................................................................                       192,746,000      167,336,000

OPERATING  INCOME...............................................................                        17,663,000        3,242,000

INTEREST EXPENSE AND OTHER, NET  ...............................................                        (1,281,000)      (1,402,000)

INCOME BEFORE INCOME TAXES .....................................................                        16,382,000        1,840,000

PROVISION FOR INCOME TAXES......................................................                         4,195,000          442,000

NET INCOME .....................................................................                        12,187,000        1,398,000

OTHER COMPREHENSIVE (LOSS), NET OF TAX..........................................                          (517,000)      (1,667,000)

COMPREHENSIVE INCOME (LOSS).....................................................                      $ 11,670,000     $   (269,000)

NET INCOME PER COMMON SHARE  ...................................................                              $.67             $.08
NET INCOME PER COMMON SHARE ASSUMING DILUTION...................................                              $.66             $.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................................                        18,271,000       17,849,000

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING ASSUMING DILUTION.....................18,570,000 18,055,000




                             See  notes  to  condensed   consolidated  financial
statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended  March 31

                                                                                         1998                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................................          $12,187,000          $  1,398,000
   Adjustments to Reconcile Net Income to Net Cash
       (Used For) Provided by Operating Activities:
          Depreciation and Amortization....................................            4,048,000             3,263,000
          Provision for Doubtful Accounts..................................            1,215,000               967,000
   Changes in Assets and Liabilities ......................................          (20,368,000)              916,000
       Net Cash (Used for) Provided by Operating Activities ...............           (2,918,000)            6,544,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions.....................           (9,159,000)           (9,059,000)
   Changes in Short-term Investments.......................................          (24,247,000)            9,847,000
   Changes in Long-term Investments........................................          (29,475,000)          (25,243,000)
   Changes in Restricted Cash and Investments..............................             (567,000)              753,000
   Corporate Disposition, net of cash disposed.............................            1,373,000
   Loan to Third Party.....................................................            _________           (16,750,000)
       Net Cash Used for Investing Activities..............................          (62,075,000)          (40,452,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................           15,000,000            17,000,000
   Payments on Debt and Capital Leases.....................................          (11,207,000)             (648,000)
   Exercise of Stock in Connection with Stock Plans........................            3,797,000             1,046,000
          Net Cash Provided by Financing Activities........................            7,590,000            17,398,000

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................          (57,403,000)          (16,510,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................           96,841,000           103,587,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................          $39,438,000          $ 87,077,000


                                                                                       Three Months Ended March 31

Supplemental Condensed Consolidated
    Statements of Cash Flows Information:                                               1998                 1997
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................           $2,292,000            $2,203,000
Cash Paid During the Period for Income Taxes...............................            1,532,000             3,520,000

Non-cash Investing and Financing Activities:
   Tax Benefits of Stock Issued for Exercise of Options ...................              466,000                70,000
   Additions to Capital Leases.............................................            3,070,000

                      See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the years ended December 31, 1997 and 1996. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2.         On May 5, 1998, the Company  announced a  three-for-two  stock split.
           Subject to certain statutory and regulatory approvals, each stockholder of record of the Company owning one share of common stock, par value of $.005, as of the close of business on the record date of May 18, 1998 will be entitled to an additional one-half share. In lieu of any fractional share resulting from the stock split, a stockholder will receive a cash payment based on the closing price of the Company's common stock on the record date. The par value will remain $.005. Common stock and earnings per share amounts have not been retroactively adjusted to account for the split.

3. The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                      Dilutive
                                                                      Basic         Stock Options        Diluted

           For the Three Months ended March 31, 1998:
             Income from Continuing Operations                    $12,187,000                        $12,187,000
             Shares                                                18,271,000          299,000        18,570,000
             Per Share Amount                                            $.67                               $.66

           For the Three Months ended March 31, 1997:
             Income from Continuing Operations                    $ 1,398,000                        $ 1,398,000
             Shares                                                17,849,000          206,000        18,055,000
             Per Share Amount                                            $.08                               $.08

           CII Financial, Inc., a wholly-owned subsidiary of the Company issued convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share without giving effect to the split. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive.

  4. Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130") is effective for periods beginning after December 15, 1997 and requires companies to classify items of other comprehensive income by their nature in a financial statement. The Company has implemented FAS 130 and reported other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Income. Other comprehensive income is comprised entirely of unrealized holding gains and losses on available for-sale investments, net of taxes, arising during the period, adjusted for gains and losses included in net income.

           During 1997 the Financial Accounting Standards Board issued "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 is effective for fiscal years beginning after December 31, 1997; however, the statement need not be applied to interim statements in the initial year of application. FAS 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of this statement on its financial statement disclosure. During the first quarter of 1998, Statement of Financial Accounting Standards No. 132 "Employers Disclosure about Pensions and Other Postretirement Benefits" ("FAS 132") was issued. FAS 132 is effective for fiscal years beginning after December 15, 1997. The Company has implemented FAS 132.

5. Certain amounts in the Condensed Consolidated Financial Statements for the three months ended March 31, 1997 have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this Quarterly Report on Form 10-Q should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K dated March 19, 1998 incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Results of Operations, three months ended March 31, 1998, compared to three months ended March 31, 1997.

The Company's total operating revenues for the three months ended March 31, 1998 increased approximately 23.3% to $210.4 from $170.6 million for the three months ended March 31, 1997. The increase was primarily due to military contract revenue of $18.5 million and an increase in premium revenue of $15.5 million. During the fourth quarter of 1997 Sierra Military Health Services, Inc. ("SMHS") began the implementation phase of its TRICARE contract. The military contract revenue is a result of the continued implementation of that contract. Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $15.5 million, or 12.7%. Of such additional premium revenue 7.5% of the increase resulted principally from additional member months (the number of months of each period that an individual is enrolled in a plan). The Company's HMO and insurance subsidiaries' premium rates increased approximately 5.2% primarily due to rate increases of 3% to 4% for its existing HMO subsidiaries' commercial groups and an average rate increase exceeding 10% for managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by the Health Care Financing Administration ("HCFA"). Specialty product revenue increased $1.4 million, or 4.2%, for the three months ended March 31, 1998 compared to the same three-month period in the prior year. The increase was due to revenue growth in the workers' compensation insurance market offset in part by a decrease in administrative services revenue of $1.4 million due primarily to the termination of the Company's workers' compensation administrative services contract with the State of Nevada. Professional fee revenue increased approximately $3.4 million primarily due to the acquisition of the operations of two medical clinics in southern Nevada. In addition approximately $900,000 of the increase in professional fees is due to the operations of Total Home Care, Inc. ("THC"). THC was acquired in the third quarter of 1997 and provides home infusion, oxygen and durable medical equipment services in Nevada and Arizona. The Company sold THC's Arizona operations in the first quarter of 1998. Investment and other revenue increased approximately $1.0 million over the comparable period in the prior year primarily due to an increase in invested balances and capital gains realized on the sale of investments.


Total medical expenses increased $14.6 million over the same three-month period last year. This 14.7% increase resulted primarily from the consolidated member month growth as well as the acquisitions discussed previously. The costs to operate THC and the medical clinics are included in medical expenses. These factors, as well as an increase in Medicare members as a percentage of fully-insured members, resulted in an increase in medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") from 76.8% to 76.9%. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Specialty product expenses increased $1.6 million, or 4.6%, due primarily to the 4.2% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS (continued)

Results of Operations, three months ended March 31, 1998, compared to three months ended March 31, 1997 (continued).

The combined ratio for the workers' compensation insurance business was 102.6% compared to 104.5% for the comparable prior year period. The reduction was due to a 105 basis point decrease in the loss ratio and an 84 basis point decrease in the expense ratio. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $ 1.9 million compared to net favorable loss development of $1.8 million for the comparable prior year period. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the three months ended March 31, 1998 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, administrative and marketing ("G&A") costs increased $3.2 million, or 14.5%, compared to the first quarter of 1997. As a percentage of revenues, G&A costs for the first quarter of 1998 decreased to 12.0% from 12.9% during the comparable period in 1997. Of the $3.2 million increase in G&A, $1.3 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services and new benefit programs for management. Expenses associated with owning and maintaining facilities and non data processing equipment increased approximately $400,000. Broker, third-party administration and premium tax expenses increased approximately $300,000 due to increased membership. The remaining G&A increase is due to additional expenses in several areas including increases in depreciation of $200,000 and data processing maintenance of $300,000. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended March 31, 1998, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest expense and other was consistent with the same period in the prior year.

In the first quarter of 1997, the Company recorded estimated expenses of $11.0 million, $8.4 million after tax, for merger-related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America. The original agreement had been entered into in November 1996.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended March 31, 1998, compared to three months ended March 31, 1997 (continued).

For the period, the Company recorded approximately $4.2 million of tax expense for an effective tax rate of 25.6% compared to 24.0% in 1997. The Company's low operating tax rate is a result of the Company's investment in tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers.

Net income for the three months ended March 31, 1998 increased $10.8 million, compared to the three months ended March 31, 1997. Excluding the effect of the merger related expenses, net income increased $2.4 million, or 24.9% compared to the same quarter of the prior year. The increase in operating income was primarily due to increased operating revenues including military contract revenues and decreased G&A expense as a percentage of revenues offset by a higher Medical Loss Ratio and an increased effective tax rate.

Liquidity and Capital Resources

The Company's cash flow from operating activities during the three months ended March 31, 1998 resulted primarily from $12.2 million of net income, $4.0 million in depreciation and amortization and $1.2 million in provision for doubtful accounts offset by a $20.4 million net change in assets and liabilities. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to an increase in accounts receivable and a decrease in unearned premium revenue. The increase in accounts receivable resulted from work performed in conjunction with the implementation of the Region 1 TRICARE contract for which the Company has not yet been reimbursed. The decrease in unearned revenue resulted primarily from the early receipt of the subsequent month's HCFA Medicare capitation payment as of December 31, 1997.

The $54.5 million used for investing and financing activities since December 31, 1997 primarily consisted of a $54.3 million net increase in investments, and $9.2 million in net capital expenditures including construction costs associated with office facilities, furniture and equipment for the newly constructed six-story headquarters building, computer and medical equipment, and other capital needs to support the Company's growth. The Company received $15.0 million related to financing for the newly constructed headquarters building offset in part by $11.2 million used for the reduction of debt, including an $8.0 million payment on the Company's line of credit. The remaining $83.0 million of the line of credit may be used for additional working capital, if necessary. In addition the Company received $3.8 million in connection with the sale of stock through the Company's stock plans and $1.4 million in connection with sale of THC's Arizona operations as discussed previously.

The Company has a 1998 capital budget of approximately $50.0 million, primarily for computer hardware and software, furniture and equipment for the newly constructed 180,000 square foot, six-story corporate headquarters building, and other requirements due to the Company's projected growth and expansion. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above to support growing membership, implementation of the Region 1 TRICARE contract, the Company's stock repurchase program, as well as debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing and equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures, debt service and any expansion activities during the next 12 months. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $17.1 million as of March 31, 1998. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $500,000 to $5.2 million. Of the cash and cash equivalents held at March 31, 1998, $32.8 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

The National Association of Insurance Commissioners (the "NAIC") has an effort underway that would impose new minimum capitalization requirements for HMOs, health care insurance entities and other risk bearing health care entities. If the capitalization requirements are enacted certain of the Company's subsidiaries may have increased capital requirements. The Company does not believe that the amount of funds that may be contributed to the subsidiaries will be material.

On September 30, 1997, the Company was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. This region includes more than 600,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. In 1998, the award will result in a total of approximately $150.0 to $200.0 million of revenue for the five-month implementation phase and seven months of health care delivery. SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TRICARE Management Activity ("TMA") along with the Company, has filed a motion requesting the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. The Company currently anticipates providing health care delivery for one year of the contract should a re-bid occur. The Company will fund approximately $30.0 million to SMHS during the seven month phase-in period of the TRICARE Region 1 contract. These monies will be reimbursed by the Department of Defense in accordance with the provisions of the contract.

CII Financial, Inc., a California workers' compensation company that the Company acquired in 1995, has convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 16.921 shares of the Company's common stock at a conversion price of $59.097 per share without giving effect to the split. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra.


The Company is in the process of modifying or replacing its computer systems and applications to accommodate the "Year 2000". The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company currently expects to complete all material replacements or modifications of its computer systems and applications sufficiently in advance of the Year 2000 to allow for adequate testing so as not to have any material negative impact its operations. The Company is in the process of implementing two major systems

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

at an estimated cost of $20.0 million to $25.0 million. These systems will be Year 2000 compliant. The Company is expensing the costs to make modifications as incurred. Management currently estimates the remaining modification costs to be approximately $3.0 million to $5.0 million over the next 12 to 18 months. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications. The inability of the Company to timely complete its Year 2000 modifications and replacements, or the inability of companies with which the Company does business to timely complete their Year 2000 modifications, could have a material effect on the Company's operations. During the first quarter of 1998, the Company spent approximately $4.0 million on both system implementations and Year 2000 items.

The Company's liquidity needs over the next 12 months will primarily be for implementation of the Region 1 TRICARE contract, Year 2000 costs, capital items to support growing membership, the Company's stock repurchase program, as well as debt service and expansion of the Company's operations, including potential acquisitions.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

  The Company's membership at March 31, 1998  and 1997 was as follows:

                                                                            Number of Members at Period Ended
                                                                            March 31                 March 31
                                                                              1998                     1997

HMO
  Commercial...................................................               158,800                 155,600
  Medicare.....................................................                37,200                  31,200
Managed Indemnity..............................................                52,800                  48,100
Medicare Supplement............................................                24,700                  24,000
Administrative Services  (1)...................................               347,700                 328,700
Total Members..................................................               621,200                 587,600

(1) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of the company's worker's compensation administrative services contract with the State of Nevada. Enrollment in the terminated plan was approximately 175,000 members at March 31, 1997.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                                              PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS


On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages in excess of $20 million. The lawsuit has been dismissed (without prejudice to PCA's claims) for failure to join an indispensable party. On March 27, 1997, the Company commenced a lawsuit against PCA in the Court of Chancery of the State of Delaware. On March 27, 1998, the Company filed a First Amendment Complaint alleging, among other things, breach of the merger agreement and equitable fraud, and seeking monetary damages and other remedies. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation.

The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members, claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for dividends and claims denials in the workers' compensation division and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's financial condition.

ITEM 2.        CHANGES IN SECURITIES

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

     (10) Sierra Health Services, Inc. Supplemental Executive Retirement Plan effective as of March 1, 1998.

                        (27)            Financial Data Schedule

     (99) Registrant's current report on Form 8-K dated March 19, 1998, incorporated herein by reference.

(b)            Reports on Form 8-K

                        The Company filed a Current Report on Form 8-K, dated March 19, 1998, with the Securities and Exchange Commission in connection with certain cautionary statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 SIERRA HEALTH SERVICES, INC.
                                                 (Registrant)



Date  May 15, 1998                                  /S/ PAUL H. PALMER
                                                 Paul H. Palmer
                                                 Acting Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)