Form 10-Q
period 1998-06-30
SIERRA HEALTH SERVICES INC
filed 1998-08-14
CIK 754009

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

For the quarterly period ended       June 30, 1998

                                                        OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                                              to

Commission File Number 1-8865


                                           SIERRA HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                                  88-0200415
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                              Identification No.)


  2724 NORTH TENAYA WAY
         LAS VEGAS, NV                                                 89128
(Address of principal executive offices)                            (Zip Code)

                                 (702) 242-7000
              (Registrant's telephone number, including area code)

     N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  As of August 3, 1998 there were 27,661,000 shares of common stock outstanding.


-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                         INDEX
                                    Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    June 30, 1998 and December 31, 1997...................    3

                  Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 1998
                    and June 30, 1997.....................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    six months ended June 30, 1998 and June 30, 1997......    5

                  Notes to Condensed Consolidated Financial Statements....    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........    9

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk.....................................   16



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings...................................       17

      Item 2.     Changes in Securities...............................       17

      Item 3.     Defaults Upon Senior Securities.....................       17

      Item 4.     Submission of Matters to a Vote of
                    Security Holders..................................       17

      Item 5.     Other Information...................................       18

      Item 6.     Exhibits and Reports on Form 8-K....................       18

Signature.............................................................       20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30             December 31
                                                                                            1998                  1997
CURRENT ASSETS:
  Cash and Cash Equivalents...................................................          $  73,273,000         $  96,841,000
  Short-term Investments......................................................            120,676,000           115,498,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1998 - $9,173,000; 1997 - $7,916,000).........................             87,048,000            42,041,000
 Prepaid Expenses and Other Assets............................................             45,516,000            46,226,000
     Total Current Assets.....................................................            326,513,000           300,606,000

LAND, BUILDINGS AND EQUIPMENT.................................................            218,564,000           197,917,000
  Less-Accumulated Depreciation...............................................            (56,611,000)          (49,086,000)
     Land, Buildings and Equipment - Net......................................            161,953,000           148,831,000

  LONG-TERM INVESTMENTS.......................................................            168,504,000           155,153,000
  RESTRICTED CASH AND INVESTMENTS.............................................             17,174,000            16,540,000
  REINSURANCE RECOVERABLE (Less Current Portion)                                           19,246,000            20,245,000
  GOODWILL ...................................................................             41,870,000            42,803,000
  OTHER ASSETS................................................................             48,028,000            39,758,000
TOTAL ASSETS..................................................................           $783,288,000          $723,936,000

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities..............................           $ 63,496,000          $ 58,439,000
  Medical Claims Payable......................................................             75,426,000            55,943,000
  Current Portion of Reserves for Losses and
     Loss Adjustment Expense .................................................             71,399,000            63,358,000
  Unearned Premium Revenue....................................................             20,750,000            29,763,000
  Current Portion of Long-term Debt...........................................              6,079,000             4,726,000
     Total Current Liabilities................................................            237,150,000           212,229,000

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion) .............................................            132,844,000           139,341,000
LONG-TERM DEBT (Less Current Portion).........................................             95,330,000            90,841,000
OTHER LIABILITIES.............................................................             21,825,000            15,843,000
TOTAL LIABILITIES.............................................................            487,149,000           458,254,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized; None Issued
  Common Stock, $.005 Par Value
    60,000,000 Shares Authorized;
    Shares Issued:  1998 - 28,025,000; 1997 - 27,709,000......................                140,000              139,000
  Additional Paid-in Capital..................................................            169,774,000          164,247,000
  Treasury Stock: 426,750 Common Shares.......................................             (5,601,000)          (5,601,000)
  Unrealized Holding Gain on
      Available-for-Sale Securities ..........................................                846,000              655,000
  Retained Earnings...........................................................            130,980,000          106,242,000
TOTAL STOCKHOLDERS' EQUITY....................................................            296,139,000          265,682,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $783,288,000         $723,936,000

                             See  notes  to  condensed   consolidated  financial
statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended                     Six Months Ended
                                                                          June 30                           June 30
                                                                 1998              1997             1998               1997
OPERATING REVENUES:
  Medical Premiums....................................       $143,221,000     $125,250,000      $281,039,000     $247,589,000
  Specialty Product Revenues..........................         40,721,000       37,079,000        76,882,000       71,792,000
  Military Contract Revenues..........................         41,852,000                         60,388,000
  Professional Fees...................................         11,171,000        7,538,000        22,094,000       15,059,000
  Investment and Other Revenues                                 7,580,000        6,454,000        14,551,000       12,459,000
    Total ............................................        244,545,000      176,321,000       454,954,000      346,899,000

OPERATING EXPENSES:
  Medical Expenses....................................        119,482,000      101,813,000       233,798,000       201,489,000
  Specialty Product Expenses..........................         39,518,000       36,348,000        75,759,000        70,999,000
  Military Contract Expenses..........................         40,038,000                         57,019,000
  General, Administrative and Marketing Expenses               26,957,000       23,057,000        52,165,000        45,066,000
  Merger and Related Expenses ........................                                                              11,000,000
    Total ............................................        225,995,000      161,218,000       418,741,000       328,554,000

OPERATING INCOME......................................         18,550,000       15,103,000        36,213,000        18,345,000

INTEREST EXPENSE AND OTHER, NET ......................         (1,619,000)      (1,207,000)       (2,900,000)       (2,609,000)

INCOME BEFORE INCOME TAXES ...........................         16,931,000       13,896,000        33,313,000        15,736,000

PROVISION FOR INCOME TAXES............................          4,380,000        3,335,000         8,575,000         3,777,000

NET INCOME ...........................................       $ 12,551,000     $ 10,561,000      $ 24,738,000      $ 11,959,000

NET INCOME PER COMMON SHARE...........................               $.46             $.39              $.90              $.45
NET INCOME PER COMMON SHARE
 ASSUMING DILUTION....................................               $.45             $.39              $.89              $.44

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING..........................................         27,546,000       26,954,000        27,476,000        26,864,000

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION.......................         28,023,000       27,323,000        27,939,000        27,203,000


                            See  accompanying  notes to  condensed  consolidated
financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended June 30

                                                                                         1998                 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................................           $24,738,000         $ 11,959,000
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization....................................             8,455,000            6,602,000
          Provision for Doubtful Accounts..................................             3,171,000            2,198,000
   Changes in Assets and Liabilities ......................................           (32,536,000)          (3,358,000)
       Net Cash Provided by Operating Activities                                                              3,828,000  17,401,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions............................................         (17,211,000)(22,003,000)
   Changes in Short-term Investments.......................................            (5,318,000)          13,356,000
   Changes in Long-term Investments........................................           (13,062,000)         (52,832,000)
   Changes in Restricted Cash and Investments.....................................................            (674,000)(1,063,000)
   Corporate Disposition, net of cash disposed                                                                1,373,000
   Loan to Third Party.....................................................            __________          (16,750,000)
       Net Cash Used for Investing Activities..............................           (34,892,000)         (79,292,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................            15,450,000           17,000,000
   Payments on Debt and Capital Leases.....................................           (12,678,000)          (1,229,000)
   Exercise of Stock in Connection with Stock Plans...............................................           4,724,000     7,400,000
   Purchase of Treasury Stock..............................................                                 (5,471,000)
       Net Cash Provided by Financing Activities..................................................           7,496,000   17,700,000

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................           (23,568,000)         (44,191,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                              96,841,000  103,587,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................          $ 73,273,000         $ 59,396,000

                                                                                        Six Months Ended June 30
Supplemental Condensed Consolidated
    Statements of Cash Flows Information:                                                                    1998             1997
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................           $3,316,000            $2,217,000
Cash Paid During the Period for Income Taxes.....................................................            8,885,000 4,989,000

Non-cash Investing and Financing Activities:
   Tax Benefits of Stock Issued for Exercise of Options .........................................              804,000 1,142,000
   Additions to Capital Leases.............................................            3,070,000

                      See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the years ended December 31, 1997 and 1996. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

     2. On June 5, 1998, the Company's subsidiary, HMO Texas, L.C. ("HMO Texas"), entered into definitive agreements to acquire certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser"), a health plan operating in Dallas-Forth Worth with approximately 120,000 members and Permanente Medical Association of Texas ("Permanente"), a 150 physician medical group operating in that area. The purchase price was $129 million, which is net $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price includes amounts for real estate and eight medical and office facilities encompassing more than 500,000 square feet. The purchase price may increase by $30 million over three years if certain growth, member retention and accreditation goals are met by the health plan.

         Sierra is assuming no prior liabilities for malpractice or other litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction will be financed with bank debt. The transaction has been approved by the Boards of Directors of Kaiser and the Company. Subject to applicable regulatory approvals and other closing conditions, the transaction is expected to close no later than October 31, 1998.

3. On May 5, 1998, the Company announced a three-for-two stock split. Each stockholder of record of the Company owning one share of common stock, par value of $.005, as of the close of business on the record date of May 18, 1998, received an additional one-half share on June 18, 1998. In lieu of any fractional share resulting from the stock split, a stockholder received a cash payment based on the closing price of the Company's common stock on the record date. The par value remains $.005 per share. Common stock and earnings per share amounts have been retroactively adjusted to account for the split.

4. The following tables provide a reconciliation of basic and diluted earnings per share ("EPS"):


                                                        Dilutive
                                           Basic     Stock Options      Diluted

         For the Three Months ended
           June 30, 1998:
           Income from Continuing
             Operations  .........      $12,551,000                  $12,551,000
           Shares.................       27,546,000    477,000        28,023,000
           Per Share Amount.......             $.46                         $.45

         For the Three Months ended
           June 30, 1997:
           Income from Continuing
             Operations...........      $10,561,000                  $10,561,000
           Shares.................       26,954,000    369,000        27,323,000
           Per Share Amount.......             $.39                         $.39

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                        Dilutive
                                           Basic     Stock Options      Diluted

         For the Six Months ended
           June 30, 1998:
           Income from Continuing
             Operations  .........      $24,738,000                  $24,738,000
           Shares.................       27,476,000    463,000        27,939,000
           Per Share Amount.......             $.90                         $.89

         For the Six Months ended
           June 30, 1997:
           Income from Continuing
             Operations...........      $11,959,000                  $11,959,000
           Shares.................       26,864,000    339,000        27,203,000
           Per Share Amount.......             $.45                         $.44


5. The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires companies to classify items of other comprehensive income by their nature in a financial statement. Other comprehensive income is comprised entirely of unrealized holding gains and losses on available for-sale investments, net of taxes, arising during the period, adjusted for gains and losses included in net income.

         The following table presents comprehensive income for the three month and six month periods ended June 30, 1998 and 1997:

                                                             Three Months Ended                  Six Months Ended
                                                                         June 30                        June 30
                                                             1998              1997               1998             1997

           NET INCOME:...........................          $12,551,000      $10,561,000        $24,738,000     $11,959,000
           Change in net unrealized Holding
             Gains (loses) on Investments,
             net of income taxes.................              708,000          450,000            191,000      (1,217,000)

          COMPREHENSIVE INCOME...................          $13,259,000      $11,011,000        $24,929,000     $10,742,000

6. During 1997 the Financial Accounting Standards Board issued "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 is effective for fiscal years beginning after December 31, 1997; however, the statement need not be applied to interim statements in the initial year of application. FAS 131 establishes additional standards for segment disclosures in the financial statements. Management has not determined the effect of this statement on its financial statement disclosure.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use." Under SOP 98-1, effective for years beginning after December 15, 1998, certain computer software costs are required to be capitalized and amortized over the software's estimated useful life. The Company will adopt SOP 98-1 for the fiscal year ending December 31, 1999 and does not believe this statement will have a material impact on its financial statements.

         In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not believe this statement will have a material

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES impact on its financial statements.

7. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1997 have been reclassified to conform with the current year presentation.

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

Results of Operations, three months ended June 30, 1998, compared to three months ended June 30, 1997.

The Company's total operating revenues for the three months ended June 30, 1998 increased approximately 38.7% to $244.5 from $176.3 million for the three months ended June 30, 1997. The increase was primarily due to military contract revenue of $41.9 million and an increase in premium revenue of $18.0 million. During the fourth quarter of 1997 Sierra Military Health Services, Inc. ("SMHS"), a wholly-owned subsidiary of the Company, began the implementation phase of its TRICARE contract. The military contract revenue is a result of the continued implementation of that contract as well as health care delivery which began on June 1, 1998. The operating margin for SMHS was 4.3% for the current quarter. With health care delivery starting in June 1998, operating margins for SMHS are expected to decrease in future quarters.

Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $18.0 million, or 14.3%. The increase in premium revenue reflects a 5.9% increase in member months (the number of months of each period that an individual is enrolled in a plan). Medicare member months increased 19.6% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The Company's premium rates increased an average of 3% to 5% for its HMO commercial groups and in excess of 10% for its managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by the Health Care Financing Administration ("HCFA"). Approximately 75% of the Company's Nevada Medicare members are enrolled in the Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

Specialty product revenue increased $3.6 million, or 9.8%, for the three months ended June 30, 1998 compared to the same three-month period in the prior year. The increase was due to revenue growth in the workers' compensation insurance operation offset in part by a decrease in administrative services revenue of $900,000 due primarily to the termination of the Company's workers' compensation administrative services contract with the State of Nevada. Professional fee revenue increased approximately $3.6 million primarily due to the acquisition of the operations of two medical clinics in southern Nevada. In addition approximately $1.1 million of the increase in professional fees is due to the operations of Total Home Care, Inc. ("THC"). THC was acquired in the third quarter of 1997 and provides home infusion, oxygen and durable medical equipment services in Nevada and Arizona. Investment and other revenue increased approximately $1.1 million over the comparable period in the prior year primarily due to an increase in invested balances and capital gains realized on the sale of investments.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended June 30, 1998, compared to three months ended June 30, 1997 (continued).

Medical expenses as a percentage of medical premiums and professional fees ("Medical Loss Ratio") increased from 76.7% to 77.4%. The increase in the medical loss ratio was due to an increase in Medicare members as a percentage of fully-insured members, continued expansion in Texas which has higher medical expenses and the acquisitions of THC and two medical clinics for which costs of operations are included in medical expenses. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Specialty product expenses increased $3.2 million, or 8.7%, due primarily to the 9.8% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

The combined ratio for the workers' compensation insurance business was 99.6% compared to 101.7% for the comparable prior year period. The reduction was due to a 225 basis point decrease in the expense ratio which was offset slightly by a 12 basis point increase in the loss ratio. The reduction in the expense ratio was primarily due to a larger net earned premium. The dollar amount of those expenses that are not a direct function of premium revenues were substantially the same between the periods. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $2.6 million, which was the same as the comparable prior year period. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the three months ended June 30, 1998 reflect the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, administrative and marketing ("G&A") costs increased $3.9 million, or 16.9%, compared to the second quarter of 1997. As a percentage of revenues, G&A costs for the second quarter of 1998 decreased to 11.0% from 13.1% during the comparable period in 1997. The decrease in the G&A ratio is primarily due to the addition of military contract revenues offset in part by costs for additional infrastructure needed to support overall Company growth. Of the $3.9 million increase in G&A, $1.1 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services and new benefit programs for management. Broker, third-party administration and premium tax expenses increased approximately $600,000 due to increased membership. The remaining G&A increase is due to additional expenses in several areas including an increase in depreciation of $400,000. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended June 30, 1998, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Interest expense and other increased approximately $400,000 compared to the same period in the prior year primarily due to the addition of a new mortgage as well as capital leases for equipment at SMHS.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended June 30, 1998, compared to three months ended June 30, 1997 (continued).

For the period, the Company recorded approximately $4.4 million of tax expense for an effective tax rate of 25.9% compared to 24.0% in 1997. The Company's current low operating tax rate is primarily a result of taxpreferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. The effective tax rate will increase in future periods after the remaining valuation allowances for net operating loss carryforwards are utilized.

Net income for the three months ended June 30, 1998 increased $2.0 million or 18.8%, compared to the three months ended June 30, 1997.

Results of Operations, six months ended June 30, 1998, compared to six months ended June 30, 1997.

The Company's total operating revenues for the six months ended June 30, 1998 increased approximately 31.1% to $455.0 from $346.9 million for the six months ended June 30, 1997. The increase was primarily due to military contract revenue of $60.4 million and an increase in premium revenue of $33.5 million. The military contract revenue is a result of the continued implementation of the TRICARE contract as well as one month of health care delivery.

Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $33.5 million, or 13.5%. The increase in premium revenue reflects a 6.5% increase in member months. Medicare member months increased 19.3% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The Company's premium rates increased an average of 3% to 5% for its HMO commercial groups and in excess of 10% for managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by HCFA. Approximately 75% of the Company's Nevada Medicare members are enrolled in the social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

Specialty product revenue increased $5.1 million, or 7.1%, for the six months ended June 30, 1998 compared to the same six-month period in the prior year. The increase was due to revenue growth in the workers' compensation insurance operation offset in part by a decrease in administrative services revenue of $2.3 million due primarily to the termination of the Company's workers'
compensation administrative services contract with the State of Nevada. Professional fee revenue increased approximately $7.0 million primarily due to the acquisition of the operations of two medical clinics in southern Nevada. In addition approximately $1.9 million of the increase in professional fees is due to the operations of THC. Investment and other revenue increased approximately $2.1 million over the comparable period in the prior year primarily due to an increase in invested balances and capital gains realized on the sale of investments.

The medical loss ratio increased from 76.7% to 77.1% for the six months ended June 30, 1998 compared to the prior period. The increase in the medical loss ratio was due to an increase in Medicare members as a percentage of fully-insured members, continued expansion in Texas which has higher medical expenses and the acquisitions of THC and two medical clinics for which costs of operations are included in medical expenses. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Specialty product expenses increased $4.8 million, or 6.7%, due primarily to the 7.1% increase in specialty product revenue discussed previously. Specialty product revenue and expense is

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, six months ended June 30, 1998, compared to six months ended June 30, 1997 (continued).

primarily related to the workers' compensation insurance business.

The combined ratio for the workers' compensation insurance business was 101.0% compared to 103.1% for the comparable prior year period. The reduction was due to a 159 basis point decrease in the expense ratio and a 45 basis point decrease in the loss ratio. The reduction in the expense ratio was primarily due to a larger net earned premium. The dollar amount of those expenses that are not a direct function of premium revenues were substantially the same between the periods. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $4.5 million compared to net favorable loss development of $4.4 million for the comparable prior year period. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the six months ended June 30, 1998 reflect the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

G&A costs increased $7.1 million, or 15.8%, compared to the first six months of 1997. As a percentage of revenues, G&A costs for the six months of 1998 decreased to 11.5% from 13.0% during the comparable period in 1997. The decrease in the G&A ratio is primarily due to the addition of military contract revenues offset in part by costs for additional infrastructure needed to support overall Company growth. Of the $7.1 million increase in G&A, $2.4 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services and new benefit programs for management. Broker, third-party administration and premium tax expenses increased approximately $900,000 due to increased membership. The remaining G&A increase is due to additional expenses in several areas including an increase in depreciation of $600,000. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the six months ended June 30, 1998, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Interest expense and other increased slightly compared to the same period in the prior year primarily due to the acquisition of new debt.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, six months ended June 30, 1998, compared to six months ended June 30, 1997 (continued).

For the period, the Company recorded approximately $8.6 million of tax expense for an effective tax rate of 25.7% compared to 24.0% in 1997. The Company's current low operating tax rate is primarily a result of taxpreferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. The effective tax rate will increase in future periods after the remaining valuation allowances for net operating loss carryforwards are utilized.

Net income for the six months ended June 30, 1998 increased $12.8 million, compared to the six months ended June 30, 1997. Excluding the effect of the merger related expenses, net income increased $4.4 million, or 21.7% compared to the same period in the prior year.

Liquidity and Capital Resources

The Company's cash flow from operating activities during the six months ended June 30, 1998 resulted primarily from $24.7 million of net income, $8.5 million in depreciation and amortization and $3.2 million in provision for doubtful accounts offset by a $32.5 million net change in assets and liabilities. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to an increase in accounts receivable and a decrease in unearned premium revenue. The increase in accounts receivable resulted primarily from work performed in conjunction with the Region 1 TRICARE contract for which the Company had not been paid as of June 30, 1998. The Company received approximately $28.8 million of this receivable in July 1998. The decrease in unearned premium revenue resulted primarily from the early receipt of the subsequent month's HCFA Medicare capitation payment as of December 31, 1997.

The $27.4 million used for investing and financing activities since December 31, 1997 consisted of a $19.1 million net increase in investments, and $17.2 million in capital expenditures for construction costs associated with office facilities, furniture and equipment for the newly constructed six-story headquarters building, continued implementation of three new computer systems, computer and medical equipment, and other capital needs to support the Company's growth. The Company received $15.5 million from new debt primarily related to financing for the newly constructed headquarters building offset in part by $12.7 million used for the reduction of debt, including an $8.0 million payment on the Company's line of credit. In July 1998, the Company repaid an additional $9.0 million on its line of credit. The remaining $92.0 million available balance of the line of credit as of July 31, 1998, may be used for additional working capital, if necessary. In addition the Company received $4.7 million in connection with the sale of stock through the Company's stock plans and $1.4 million in connection with the sale of THC's Arizona operations.

On June 5, 1998, HMO Texas entered into signed definitive agreements to acquire certain assets of Kaiser and Permanente in Dallas, Texas. The purchase price was $129 million, which is net $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price may increase by $30 million over three years if certain growth, member retention and accreditation goals are met by the health plan. Sierra is assuming no prior liabilities for malpractice or other litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction will be financed with bank debt. Subject to applicable regulatory and other closing conditions, the transaction is expected to close by the end of October 1998.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $17.2 million as of June 30, 1998. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $500,000 to $5.2 million. Of the cash and cash equivalents held at June 30, 1998, $62.3 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

The National Association of Insurance Commissioners (the "NAIC") has undertaken an initiative that would impose new minimum capitalization requirements for HMOs, health care insurance entities and other risk bearing health care entities. If those capitalization requirements are adopted, certain of the Company's subsidiaries may have increased minimum capital requirements. The Company does not believe that any such required increase in the amount of funds to be contributed to the subsidiaries will be material.

On September 30, 1997, the Company was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. This region includes more than 600,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. In 1998, the award will result in a total of approximately $150.0 to $200.0 million of revenue for the five-month implementation phase and seven months of health care delivery. SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TRICARE Management Activity ("TMA") along with the Company, has filed a motion requesting the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. While it is not possible to predict the outcome, the Company anticipates that it will continue to provide health care under the contract for a currently undetermined amount of time if the TMA and the Company are unsuccessful in their reconsideration request.

The Company is in the process of modifying or replacing its computer systems and applications to accommodate the "Year 2000". The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company currently expects to complete all material replacements or modifications of its computer systems and applications sufficiently in advance of the Year 2000 to allow for adequate testing so as not to have any material negative impact on its operations. The Company is in the process of implementing three major systems at an estimated cost of $25.0 million to $30.0 million. These systems will be Year 2000 compliant. The Company is expensing the costs to make modifications to existing computer systems as incurred. Management currently estimates the remaining modification costs to be approximately $3.0 million to $5.0 million over the next two years. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications. The inability of the Company to timely complete its Year 2000 modifications and replacements, or the inability of companies with which the Company does business to timely complete their Year 2000 modifications, could have a material effect on the Company's operations. During the first six months of 1998, the Company spent approximately $7.0 million on both system implementations and Year 2000 items.

     The Company has a 1998 capital budget of approximately $50.0 million, primarily for computer hardware and

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS (continued)

software, furniture and equipment for the newly constructed 180,000 square foot, six-story corporate headquarters building, and other requirements due to the Company's projected growth and expansion. Excluding the acquisition from Kaiser, which will be financed with bank debt, the Company's liquidity needs over the next 12 months will primarily be for the capital items noted above, the Company's stock repurchase program, debt service and expansion of the Company's operations, including potential acquisitions. Excluding the acquisition from Kaiser, the Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

  The Company's membership at June 30, 1998  and 1997 was as follows:

                                                                            Number of Members at Period Ended
                                                                             June 30                  June 30
                                                                              1998                     1997

HMO
  Commercial...................................................               161,000                 155,900
  Medicare.....................................................                38,600                  32,500
Managed Indemnity..............................................                50,400                  47,300
Medicare Supplement............................................                25,100                  24,800
Administrative Services  (1)...................................               312,600                 334,600
Total Members..................................................               587,700                 595,100

(1) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of the company's workers' compensation administrative services contract with the State of Nevada. Enrollment in the terminated plan was approximately 175,000 members at June 30, 1997.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                                              PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS


On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District Court"), seeking, among other things, specific performance of the merger agreement and monetary damages in excess of $20 million. The lawsuit has been dismissed (without prejudice to PCA's claims) for failure to join an indispensable party. On March 27, 1997, the Company commenced a lawsuit against PCA in the Court of Chancery of the State of Delaware. On July 31, 1998, the Company filed a Second Amended Complaint alleging, among other things, breach of the merger agreement, negligent misrepresentation, common law fraud and equitable fraud, and seeking monetary damages and other remedies. The Company intends to vigorously pursue all remedies available to it, however, there can be no assurance that the Company will prevail in such litigation.

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

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Sierra held its annual meeting of stockholders on May 12, 1998 in Las Vegas, Nevada.

               The following persons were elected directors for a two-year term ending in 2000 based on the voting results below:

               Name                                        For            Withheld        Abstain      Non-votes

               Erin MacDonald                            16,325,014        130,665           0             0
               William J. Raggio                         16,325,014        130,665           0             0
               Charles L. Ruthe                          16,325,014        130,665           0             0

               The following persons' terms as directors continued after the meeting and end in 1999.

               Anthony M. Marlon, M.D.
               Thomas Y. Hartley

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

               The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending 1998. The voting results were as follows:

                                                                                          Broker
                                 For                Against           Abstain             Non-votes

                                16,406,902           33,012            15,765              0

               The stockholders also approved an amendment to the 1995 Long-Term Incentive Plan for the purpose of increasing by 900,000 the number of shares of common stock (1,350,000 shares after the stock split) reserved for issuance to participants and to authorize cash annual incentive awards thereunder. The voting results were as follows:

                                                                                          Broker
                                 For              Against             Abstain             Non-votes

                                11,171,202         5,268,665           15,812              0

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

     (10.1) Master Purchase and Sale Agreement between Kaiser Foundation Health Plan of Texas (as Seller) and HMO Texas, L.C. (as Buyer), dated June 5, 1998

     (10.2) Asset Sale and Purchase Agreement Kaiser Foundation Health Plan of Texas, A Texas Non-Profit Corporation and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998

     (10.3)  Asset  Sale  and  Purchase  Agreement  between  Permanente  Medical
Association of Texas, a Texas Professional Association and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998

     (10.4) Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated through May 18, 1998

     (10.5) Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated through May 18, 1998

     (27) Financial Data Schedule

     (99) Registrant's current report on Form 8-K dated March 19, 1998, incorporated herein by reference.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated May 15, 1998, with the Securities and Exchange Commission to announce a 3 for 2 split of its common stock.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (continued)

                        The Company filed a Current Report on Form 8-K, dated June 5, 1998, with the Securities and Exchange Commission to announce an agreement to acquire the business and assets of Kaiser Foundation Health Plan of Texas and Permanente Medical Association of Texas.

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



                                                  SIERRA HEALTH SERVICES, INC.
                                                              (Registrant)



Date  August 14, 1998                                   /S/ PAUL H. PALMER
                                                     Paul H. Palmer
                                                  Acting Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)