Form 10-Q
period 1998-09-30
SIERRA HEALTH SERVICES INC
filed 1998-11-16
CIK 754009

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

For the quarterly period ended       September 30, 1998
                                     --------- --- ---------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 30, 1998 there were 27,130,000 shares of common stock outstanding.


-------------------------------------------------------------------------------

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                      INDEX
                                                                     Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 1998 and December 31, 1997.....        3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 1998
                    and September 30, 1997..................... ..       4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1998
                    and September 30, 1997.......................        5

                  Notes to Condensed Consolidated Financial Statements   6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...     9

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk.................................   17



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings...............................       18

      Item 2.     Changes in Securities...........................       18

      Item 3.     Defaults Upon Senior Securities.................       18

      Item 4.     Submission of Matters to a Vote of Security Holders....18

      Item 5.     Other Information......................................18

      Item 6.     Exhibits and Reports on Form 8-K.......................18

Signature................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30           December 31
                                                                                            1998                  1997
                                                                                      -----------------     ----------
CURRENT ASSETS:

  Cash and Cash Equivalents...................................................          $  84,179,000         $  96,841,000
  Short-term Investments......................................................            134,022,000           115,498,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1998 - $7,767,000; 1997 - $7,916,000).........................             80,736,000            42,041,000
 Prepaid Expenses and Other Assets............................................             47,310,000            46,226,000
                                                                                        -------------         -------------
     Total Current Assets.....................................................            346,247,000           300,606,000
                                                                                         ------------          ------------

LAND, BUILDINGS AND EQUIPMENT.................................................            226,914,000           197,917,000
  Less-Accumulated Depreciation...............................................            (61,067,000)          (49,086,000)
                                                                                        -------------         -------------
     Land, Buildings and Equipment - Net......................................            165,847,000           148,831,000

  LONG-TERM INVESTMENTS.......................................................            155,984,000           155,153,000
  RESTRICTED CASH AND INVESTMENTS.............................................             17,895,000            16,540,000
  REINSURANCE RECOVERABLE (Less Current Portion)                                           20,965,000            20,245,000
  GOODWILL ...................................................................             41,403,000            42,803,000
  OTHER ASSETS................................................................             45,663,000            39,758,000
                                                                                        -------------         -------------
TOTAL ASSETS..................................................................           $794,004,000          $723,936,000
                                                                                         ============          ============

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Liabilities..............................          $  58,653,000         $  58,439,000
  Medical Claims Payable......................................................             99,192,000            55,943,000
  Current Portion of Reserves for Losses and
     Loss Adjustment Expense .................................................             74,085,000            63,358,000
  Unearned Premium Revenue....................................................             18,524,000            29,763,000
  Current Portion of Long-term Debt...........................................              7,995,000             4,726,000
                                                                                       --------------          ------------
     Total Current Liabilities................................................            258,449,000           212,229,000

RESERVES FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion)..............................................            132,394,000           139,341,000
LONG-TERM DEBT (Less Current Portion).........................................             81,485,000            90,841,000
OTHER LIABILITIES.............................................................             19,866,000            15,843,000
                                                                                         ------------         -------------
TOTAL LIABILITIES.............................................................            492,194,000           458,254,000
                                                                                         ------------          ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized; None Issued
  Common Stock, $.005 Par Value
    60,000,000 Shares Authorized;
    Shares Issued:  1998 - 28,096,000; 1997 - 27,709,000......................                140,000              139,000
  Additional Paid-in Capital..................................................            171,215,000          164,247,000
  Treasury Stock: 1998 - 955,550; 1997 - 426,800 Common Shares................            (14,617,000)          (5,601,000)
  Unrealized Holding Gain on
      Available-for-Sale Securities...........................................              1,508,000              655,000
  Retained Earnings...........................................................            143,564,000          106,242,000
                                                                                        -------------        -------------
TOTAL STOCKHOLDERS' EQUITY....................................................            301,810,000          265,682,000
                                                                                         ------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $794,004,000         $723,936,000
                                                                                         ============         ============

            See notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended                  Nine Months Ended
                                                                       September 30                       September 30
                                                               ---------------------------       ---------------------
                                                                1998               1997             1998              1997
                                                            ------------       ------------     ------------      --------
OPERATING REVENUES:

  Medical Premium Revenues  ..........................       $145,990,000     $131,528,000      $427,029,000    $379,117,000
  Specialty Product Revenues  ........................         44,016,000       37,596,000       120,898,000     109,388,000
  Military Contract Revenues  ........................         72,418,000                        132,806,000
  Professional Fees...................................         10,939,000        8,004,000        33,033,000      23,063,000
  Investment and Other Revenues ......................          7,719,000        6,731,000        22,270,000      19,190,000
                                                                ---------    --------------
    Total ............................................        281,082,000      183,859,000       736,036,000     530,758,000
                                                             ------------     ------------      ------------    ------------

OPERATING EXPENSES:
  Medical Expenses....................................        122,261,000      107,258,000       356,059,000     308,747,000
  Specialty Product Expenses..........................         42,390,000       36,361,000       118,149,000     107,360,000
  Military Contract Expenses..........................         71,082,000                        128,101,000
  General, Administrative and Marketing...............         27,136,000       24,655,000        79,301,000      69,721,000
  Merger and Start-up Expenses........................                          18,350,000                        29,350,000
                                                                                ---------- --------------------- -----------
     Total ...........................................        262,869,000      186,624,000       681,610,000     515,178,000
                                                             ------------     ------------       -----------    ------------

OPERATING (LOSS) INCOME...............................         18,213,000       (2,765,000)       54,426,000      15,580,000

INTEREST EXPENSE AND OTHER, NET...............                 (1,207,000)        (940,000)       (4,107,000)     (3,549,000)
                                                               ----------      -----------     -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES...............               17,006,000       (3,705,000)       50,319,000      12,031,000

(PROVISION) BENEFIT FOR INCOME TAXES...............            (4,422,000)       4,200,000       (12,997,000)        423,000
                                                               ----------    -------------     -----------------------------

NET INCOME ...........................................       $ 12,584,000    $     495,000      $ 37,322,000    $ 12,454,000
                                                             ============    =============      ============    ============

NET INCOME PER COMMON SHARE...............                           $.46             $.02             $1.36            $.46
                                                                     ====             ====
NET INCOME PER COMMON SHARE
 ASSUMING DILUTION...............                                    $.46             $.02             $1.34            $.46
                                                                     ====             ====

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING........................                           27,433,000       27,114,000        27,462,000      26,948,000
                                                               ==========    =============     =============   =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION...............                 27,633,000       27,567,000        27,836,000      27,326,000
                                                               ==========    ================= =============   =============


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30

                                                                                         1998                 1997
                                                                                     ------------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................................           $37,322,000         $ 12,454,000
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization..................................             13,274,000             9,921,000
          Provision for Doubtful Accounts...............................               4,314,000             3,161,000
   Changes in Assets and Liabilities....................................             (11,725,000)            4,753,000
                                                                                   -------------          ------------
       Net Cash Provided by Operating Activities.......................               43,185,000            30,289,000
                                                                                  ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions.....................          (25,597,000)          (34,102,000)
   Changes in Short-term Investments.......................................          (18,345,000)           18,708,000
   Changes in Long-term Investments........................................              (38,000)          (37,292,000)
   Changes in Restricted Cash and Investments...............................          (1,228,000)           (2,106,000)
   Corporate Acquisition, Net of Cash Acquired.............................                                 (3,200,000)
   Corporate Disposition, net of cash disposed............................             1,373,000
                                                                                   -------------
       Net Cash Used for Investing Activities.............................           (43,835,000)          (57,992,000)
                                                                                    ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings...............................................            30,200,000            17,000,000
   Payments on Debt and Capital Leases...................................            (39,357,000)           (1,812,000)
   Exercise of Stock in Connection with Stock Plans........................            6,161,000             8,464,000
   Purchase of Treasury Stock..............................................           (9,016,000)           (5,471,000)
                                                                                  --------------         -------------
        Net Cash (used for) Provided by Financing Activities.............            (12,012,000)           18,181,000
                                                                                  --------------          ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.................................           (12,662,000)           (9,522,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................            96,841,000           103,587,000
                                                                                   -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................          $ 84,179,000          $ 94,065,000
                                                                                    ============          ============

                                                                                       Nine Months Ended September 30

Supplemental Condensed Consolidated
    Statements of Cash Flows Information:                                                 1998                   1997
    ---------- -- ---- ----- ------------                                                 ----------       ----------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized)..............................................          $7,744,000           $4,267,000
Cash Paid During the Period for Income Taxes.............................             13,285,000            7,651,000

Non-cash Investing and Financing Activities:
   Tax Benefits of Stock Issued for Exercise of Options .................                808,000            1,405,000
   Additions to Capital Leases                                                         3,070,000

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

     2. On October 31, 1998, a subsidiary of Sierra, Texas Health Choice, L.C. (formerly HMO Texas L.C.) completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas-Forth Worth with approximately 109,000 members and Permanente Medical Association of Texas ("Permanente"), an approximately 150 physician medical group operating in that area. The acquisition was effected pursuant to a definitive agreement dated as of June 5, 1998. The purchase price was $124 million, which is net $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price includes amounts for real estate and eight medical and office facilities encompassing more than 500,000 square feet. The purchase price may increase by $30 million over three years if certain growth, member retention and accreditation goals are met by the health plan.

     Sierra  is  assuming  no  prior   liabilities   for  malpractice  or  other
litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction will be financed with a five-year revolving credit facility. Approximately $100 million of the $200 million revolving credit facility was used to fund the transaction. Bank of America NT & SA is the administrative agent, NationsBanc Montgomery Securities LLC is the lead arranger and First Union National Bank is the syndication agent for the credit facility. The transaction had been previously approved by the Boards of Directors of Kaiser and the Company.

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

     4. On October 27, 1998, Sierra signed an agreement to purchase the Nevada health care business of Exclusive Healthcare, Inc., United of Omaha Life Insurance Company and United World Life Insurance Company, all of which are subsidiaries of Mutual of Omaha Insurance Company. The transaction, expected to be completed by December 31, is subject to regulatory approvals. The purchase price is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000.

     Exclusive Healthcare is an HMO serving approximately 26,000 members in six Nevada counties, including the Las Vegas and Reno metropolitan areas. United of Omaha provides PPO and indemnity coverage to an additional 10,000 members. United World provides health benefits to approximately 100 customers through small group coverage.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     5. The following tables provide a reconciliation of basic and diluted earnings per share:

                                                                                             Dilutive
                                                                              Basic        Stock Options        Diluted

For the Three Months ended September 30, 1998:
           Income from Continuing Operations..........                    $12,584,000        0                 $12,584,000
           Weighted Average Common Shares ..........                       27,433,000        200,000            27,633,000
           Per Share Amount...................................                   $.46                                 $.46

         For the Three Months ended September 30, 1997:
           Income from Continuing Operations...............              $    495,000                          $   495,000
           Weighted Average Common Shares...............                   27,114,000        453,000            27,567,000
           Per Share Amount...................................                   $.02                                 $.02





                                                                                             Dilutive
                                                                              Basic        Stock Options        Diluted

For the Nine Months ended September 30, 1998:
           Income from Continuing Operations................              $37,322,000        0                $37,322,000
           Weighted Average Common Shares..................                27,462,000        374,000           27,836,000
           Per Share Amount....................................                 $1.36                               $1.34

         For the Nine Months ended September 30, 1997:
           Income from Continuing Operations...................           $12,454,000                         $12,454,000
           Weighted Average Common Shares.....................             26,948,000        378,000           27,326,000
           Per Share Amount....................................                  $.46                                $.46

     6. The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires companies to classify items of other comprehensive income by their nature in a financial statement. Other comprehensive income is comprised entirely of unrealized holding gains and losses on available for-sale investments, net of taxes, arising during the period, adjusted for gains and losses included in net income.

     The following table presents comprehensive income for the three month and nine month periods ended September 30, 1998 and 1997: Three Months Ended Nine Months Ended September 30 September 30

                                                             1998              1997               1998             1997
                                                         ------------      ------------       ------------     --------

           NET INCOME:...........................          $12,584,000       $  495,000        $37,322,000     $12,454,000
           Change in net unrealized Holding
             Gains (losses) on Investments,
             net of income taxes.................              662,000        1,461,000            853,000         244,000
                                                               -------       ----------      -----------------------------

          COMPREHENSIVE INCOME...................          $13,246,000       $1,956,000            $38,175,000 $12,698,000
                                                           ===========       =============================================

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     7. During 1997 the Financial Accounting Standards Board issued "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 is effective for fiscal years beginning after December 31, 1997; however, the statement need not be applied to interim statements in the initial year of application. FAS 131 establishes additional standards for segment disclosures in the financial statements. Management is in the process of determining the effect of this statement on its financial statement disclosure.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use." SOP 98-1 requires certain computer software costs to be capitalized and amortized over the software's estimated useful life. In June 1998, the AcSEC issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". This standard requires organization costs and costs associated with start-up activities to be expensed as incurred. Both statements are effective for years beginning after December 15, 1998. The Company will adopt SOP 98-1 and SOP 98-5 for the fiscal year ending December 31, 1999 and does not believe these statements will have a material impact on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not believe this statement will have a material impact on its financial statements.

     8. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1997 have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this Quarterly Report on Form 10-Q should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K dated March 19, 1998 incorporated herein by reference, as well as cautionary statements included within this Quarterly Report on Form 10-Q. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Results of Operations, three months ended September 30, 1998, compared to three months ended September 30, 1997.

     The Company's total operating revenues for the three months ended September 30, 1998 increased approximately 52.9% to $281.1 from $183.9 million for the three months ended September 30, 1997. The increase was primarily due to military contract revenue of $72.4 million and an increase in medical premium revenue of $14.5 million. During the fourth quarter of 1997 Sierra Military Health Services, Inc. ("SMHS"), a wholly-owned subsidiary of the Company, began the implementation phase of its TRICARE contract. The military contract revenue is a result of health care delivery which began on June 1, 1998.

     Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $14.5 million, or 11.0%. The increase in premium revenue reflects a 5.9% increase in commercial HMO member months (the number of months of each period that an individual is enrolled in a plan). Medicare member months increased 19.5% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. Managed indemnity member months decreased 21.3% as certain unprofitable blocks of business were not renewed in fiscal year 1998. The Company's premium rates increased an average of 3% to 5% for its HMO commercial groups and in excess of 10% for its managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by the Health Care Financing Administration ("HCFA"). Approximately 75% of the Company's Nevada Medicare members are enrolled in the Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Specialty product revenue increased $6.4 million, or 17.1%, for the three months ended September 30, 1998 compared to the same three-month period in the prior year. The increase was due to revenue growth in the workers' compensation insurance operation offset in part by a decrease in administrative services and other revenue of $500,000 due primarily to the termination of the Company's workers' compensation administrative services contract with the State of Nevada. Professional fee revenue increased approximately $2.9 million primarily due to the acquisition of the operations of two medical clinics in southern Nevada. In addition approximately $800,000 of the increase in professional fees is due to the operations of Total Home Care, Inc. ("THC"). THC was acquired in the third quarter of 1997 and provides home infusion, oxygen and durable medical equipment services. Investment and other revenue increased approximately $1.0 million over the comparable period in the prior year primarily due to an increase in invested balances.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations, three months ended September 30, 1998, compared to three months ended September 30, 1997 (continued).

     Medical expenses as a percentage of medical premiums and professional fees ("Medical Cost Ratio") increased from 76.9% to 77.9%. The increase in the medical cost ratio was due to an increase in Medicare members as a percentage of fully-insured members, continued expansion in Texas, northern Nevada and Arizona which have higher medical cost ratios and the acquisitions of THC and two medical clinics for which costs of operations are included in medical expenses. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Specialty product expenses increased $6.0 million, or 16.6%, due primarily to the 17.1% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 99.6% compared to 100.9% for the comparable prior year period. The reduction was due to a 61 basis point decrease in the expense ratio and a 65 basis point decrease in the loss ratio. The decrease in the expense ratio was primarily due to a lower percentage increase in salaries and related benefit expenses and the higher net earned premiums denominator base. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $2.6 million, which is up from $2.3 million for the comparable prior-year period. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The loss and loss adjustment expense ratio for the three months ended September 30, 1998 reflect the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

     General, administrative and marketing ("G&A") costs increased $2.5 million, or 10.1%, compared to the third quarter of 1997. As a percentage of revenues, G&A costs for the third quarter of 1998 decreased to 9.7% from 13.4% during the comparable period in 1997. The decrease in the G&A ratio is primarily due to the addition of military contract revenues offset in part by costs for additional infrastructure needed to support overall Company growth. The G&A increase is due to increased expenses in several areas including an increase in depreciation of $600,000. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended September 30, 1998, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

     Interest expense and other increased approximately $300,000 compared to the same period in the prior year primarily due to the addition of a new mortgage as well as capital leases for equipment at SMHS.

     During  the third  quarter  of 1997 SMHS was  awarded a  contract  to serve
TRICARE eligible beneficiaries in Region 1. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in that quarter primarily for expenses associated with the Company's proposal to serve TRICARE Region 1. Such expenses had been deferred until award notification.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended September 30, 1998, compared to three months ended September 30, 1997 (continued).

     The Company recorded approximately $4.4 million of tax expense for an effective tax rate of 26.0%, compared to tax expense of $3.5 million for an effective tax rate of 24.0% on recurring operations in the prior year. The Company's current low operating tax rate is primarily a result of tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. The effective tax rate will increase in future periods after the remaining valuation allowances for net operating loss carryforwards are utilized. In the third quarter of 1997, the operating tax expense for the period was offset by approximately $7.8 million in federal and state tax benefit resulting from the write-off of the TRICARE start-up costs of $18.4 million. Such offset resulted in an overall net tax benefit of $4.2 million.

     Excluding the effect of the start-up expenses, net income for the three months ended September 30, 1998, increased $1.4 million, or 13.0%.

     Results of Operations, nine months ended September 30, 1998, compared to nine months ended September 30, 1997.

     The Company's total operating revenues for the nine months ended September 30, 1998 increased approximately 38.7% to $736.0 from $530.8 million for the nine months ended September 30, 1997. The increase was primarily due to military contract revenue of $132.8 million and an increase in premium revenue of $47.9 million. The military contract revenue is a result of the continued implementation of the TRICARE contract as well as four months of health care delivery.

     Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $47.9 million, or 12.6%. The increase in premium revenue reflects a 4.1% increase in member months. Medicare member months increased 19.4% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The Company's premium rates increased an average of 3% to 5% for its HMO commercial groups and in excess of 10% for managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by HCFA. Approximately 75% of the Company's Nevada Medicare members are enrolled in the social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Specialty product revenue increased $11.5 million, or 10.5%, for the nine months ended September 30, 1998 compared to the same nine-month period in the prior year. The increase was due to revenue growth in the workers' compensation insurance operation offset in part by a decrease in administrative services and other revenue of $2.8 million due primarily to the termination of the Company's workers' compensation administrative services contract with the State of Nevada. Professional fee revenue increased approximately $10.0 million primarily due to the acquisition of the operations of two medical clinics in southern Nevada. In addition approximately $2.7 million of the increase in professional fees is due to the operations of THC. Investment and other revenue increased approximately $3.1 million over the comparable period in the prior year primarily due to an increase in invested balances and capital gains realized on the sale of investments.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, nine months ended September 30, 1998, compared to nine months ended September 30, 1997 (continued).


     The medical cost ratio increased from 76.8% to 77.4% for the nine months ended September 30, 1998 compared to the prior period. The increase in the medical cost ratio was due to an increase in Medicare members as a percentage of fully-insured members, continued expansion in Texas, northern Nevada and Arizona which have higher medical cost ratios and the acquisitions of THC and two medical clinics for which costs of operations are included in medical expenses. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Specialty product expenses increased $10.8 million, or 10.0%, due primarily to the 10.5% increase in specialty product revenue discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 100.5% compared to 102.3% for the comparable prior year period. The reduction was due to a 127 basis point decrease in the expense ratio and a 53 basis point decrease in the loss ratio. The decrease in the expense ratio was primarily due to lower salaries and related benefit expenses and the higher net earned premiums denominator base. Incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims as well as net favorable loss development on prior accident years totaling $7.2 million compared to net favorable loss development of $6.7 million for the comparable prior year period. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the nine months ended September 30, 1998 reflect the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

     G&A costs increased $9.6 million, or 13.7%, compared to the first nine months of 1997. As a percentage of revenues, G&A costs for the first nine months of 1998 decreased to 10.8% from 13.1% during the comparable period in 1997. The decrease in the G&A ratio is primarily due to the addition of military contract revenues offset in part by costs for additional infrastructure needed to support overall Company growth. Of the $9.6 million increase in G&A, $2.4 million consisted of increased compensation expense resulting primarily from additional employees supporting expanded services and new benefit programs for management. Broker, third party administration and premium tax expense increased approximately $1.2 million due to increased membership. The remaining G&A increase is due to additional expenses in several areas including an increase in depreciation of $1.2 million. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the nine months ended September 30, 1998, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

     On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America, Inc. and recorded expenses of $11.0 million, $8.4 million after tax, for merger-related costs. During the third quarter of 1997 SMHS was awarded a contract to serve TRICARE eligible beneficiaries in Region 1. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Results of Operations, nine months ended September 30, 1998, compared to nine months ended September 30, 1997 (continued).


     in the third quarter primarily for expenses associated with the Company's proposal to serve TRICARE Region 1. Such expenses had been deferred until award notification.

     Interest expense and other increased approximately $600,000 compared to the same period in the prior year primarily due to the acquisition of new debt.

     For the period, the Company recorded approximately $13.0 million of tax expense for an effective tax rate of 25.8% compared to 24.0% in 1997, excluding non-recurring items. The Company's current low operating tax rate is primarily a result of tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. The effective tax rate will increase in future periods after the remaining valuation allowances for net operating loss carryforwards are utilized. The tax expense for the prior-year period was offset by approximately $7.8 million in federal and state tax benefit resulting from the write-off of TRICARE start-up costs of $18.4 million and $2.6 million federal tax benefit resulting from the merger-related expenses. Such offset resulted in an overall net tax benefit of $400,000.

     Net income for the nine months ended September 30, 1998, increased $24.9 million compared to the nine months ended September 30, 1997. Excluding the effect of the merger and start-up expenses, net income increased $5.9 million, or 18.6% compared to the same period in the prior year.

Liquidity and Capital Resources

     The Company's cash flow from operating activities during the nine months ended September 30, 1998 resulted primarily from $37.3 million of net income, $13.3 million in depreciation and amortization and $4.3 million in provision for doubtful accounts offset by an $11.7 million net change in assets and liabilities. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to an increase in accounts receivable and a decrease in unearned premium revenue. The increase in accounts receivable resulted primarily from revenues related to the Region 1 TRICARE contract for which the Company had not been paid as of September 30, 1998. The decrease in unearned premium revenue resulted primarily from the early receipt of the subsequent month's HCFA Medicare capitation payment as of December 31, 1997. These cash outflows were offset in part by an increase in medical claims payable. This increase resulted primarily from payables incurred in conjunction with the Region 1 TRICARE contract.

     The  $55.8  million  used for  investing  and  financing  activities  since
December 31, 1997 consisted of $25.6 million in capital expenditures for construction costs associated with office facilities, furniture and equipment for the newly constructed six-story headquarters building, continued implementation of three new computer systems, computer and medical equipment, other capital needs to support the Company's growth, and a $19.6 million net increase in investments. The Company used $39.4 million for the reduction of debt, offset in part by $30.2 million received from new debt. The net decrease of $9.2 million is primarily related to net payments on the Company's line of credit of $13 million, as well as scheduled debt payments, offset by new debt primarily related to financing for the newly constructed headquarters building. Additionally, the Company used $9.0 million to purchase treasury stock on the open market. These outflows in cash were offset in part by $6.2 million received in connection with the sale of stock through the Company's stock plans and $1.4 million received in connection with the sale of THC's Arizona operations.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued).

     On October 31, 1998, Texas Health Choice, L.C. completed the acquisition of certain assets of Kaiser-Texas, a health plan operating in Dallas-Forth Worth with approximately 109,000 members and a 150 physician medical group operating in that area. The acquisition was effected pursuant to a definitive agreement dated as of June 5, 1998. The purchase price was $124 million, which is net $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price includes amounts for real estate and eight medical and office facilities encompassing more than 500,000 square feet. The purchase price may increase by $30 million over three years if certain growth, member retention and accreditation goals are met by the health plan.

     Sierra  is  assuming  no  prior   liabilities   for  malpractice  or  other
litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction was financed with a five-year revolving credit facility. Approximately $100 million of the $200 million revolving credit facility was used to fund the transaction. Bank of America NT & SA is the administrative agent, NationsBanc Montgomery Securities LLC is the lead arranger and First Union National Bank is the syndication agent for the credit facility. The transaction had been previously approved by the Boards of Directors of Kaiser and the Company.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company had restricted assets on deposit in various states totaling $17.9 million as of September 30, 1998. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $500,000 to $5.2 million. Of the cash and cash equivalents held at September 30, 1998, $74.6 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

     On September 30, 1997, the Company was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. This region includes more than 600,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. In 1998, the award will result in a total of approximately $200.0 million of revenue for the five-month implementation phase and seven months of health care delivery. SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. The TRICARE Management Activity ("TMA") along with the Company, has filed a motion requesting the GAO reconsider its recommendation. If the GAO does not change its recommendation and the TMA follows the recommendation, there are several possible outcomes, including litigation. While it is not possible to predict the outcome, the Company anticipates that it will continue to provide health care under the contract for a currently undetermined amount of time if the TMA and the Company are unsuccessful in their reconsideration request.

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

Year 2000

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

     The Company is currently in the process of modifying or replacing its mission critical financial and operational computer systems. The Company is also in the process of testing its non-information system technology for Year 2000 compliance. The Year 2000 project has been broken down into five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 items that are determined to be material to the Company; (3) renovating or replacing material items that are determined not to be Year 2000 compliant; (4) testing and validating material items; and (5) implementing renovated and validated systems.

     At  September  30,  1998,   the  inventory   and   assessment   phases  are
substantially complete as it relates to all material computer systems and approximately 50% complete as it relates to non-information system technology. The Company estimates that the replacement/renovation phases and the testing/validation phases will be approximately 50% complete by December 31, 1998 and 100% complete by September 30, 1999. The Company estimates that it is approximately 45% complete with the total project as of September 30, 1998. Contingency planning for the mission critical business operations is scheduled to be completed by March 1999. These plans focus on business operations involving information systems and non-information systems technologies.

     The Company has initiated formal communications with entities with whom it does business to assess their Year 2000 issues. Evaluations of the most critical third parties have been initiated and follow-up reviews will be conducted through 1999. Contingency plans are being developed based on these evaluations and will be completed by the middle of 1999. There can be no assurances that the systems of other companies or governmental agencies, such as HCFA and the
Department of Defense ("DOD"), on which the Company relies will be timely modified for Year 2000, or that the failure to modify by another company would not have a material adverse effect on the Company. Based upon two separate reports issued by the United States General Accounting Office it is doubtful that the computer systems at both HCFA and the DOD will be fully Year 2000 compliant by the end of 1999. The Company does not currently have available data to predict the impact of such non compliance on its business operations. Should there be any material delays caused by Year 2000 issues, the Company anticipates that the governmental entities will make estimated payments.

     The Company is in the process of implementing three major systems at an estimated cost of $30 million for its current operations. To date the Company has spent approximately $12.5 million on the new computer systems and other Year 2000 items. The Company is expensing the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs and other Year 2000 costs to be $18 million to $21 million for current operations and $8 million to $10 million for the Kaiser-Texas operations that were acquired on October 31, 1998. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 (continued)


     The failure to correct a material Year 2000 problem could result in an interruption of, or a failure of, certain business activities or operations. Such failures could materially adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty of the Year 2000 readiness of third parties with which the Company does business, the Company is unable to determine at this time whether the consequences of potential Year 2000 failures will have a material adverse impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of the new computer systems and completion of the entire project as scheduled, the possibility of significant interruptions of operations should be reduced.

     The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the following disclosure of the company:

     The costs of the project and the dates on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal and state governmental agencies, to identify and resolve their own Year 2000 issues and similar uncertainties.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

  The Company's membership at September 30, 1998  and 1997 was as follows:

                        Number of Members at Period Ended
                                                                          September 30             September 30
                                                                              1998                     1997
                                                                        ----------------         ----------

HMO
  Commercial....................................................              162,600                 151,500
  Medicare......................................................               40,800                  34,400
Managed Indemnity...............................................               45,600                  68,400
Medicare Supplement.............................................               25,500                  25,200
Administrative Services  (1)....................................              316,000                 329,300
TRICARE Eligibles...............................................              606,400
                                                                           ----------
Total Members...................................................            1,196,900                 608,800
                                                                            =========                 =======

     (1) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of the company's workers' compensation administrative services contract with the State of Nevada. Enrollment in the terminated plan was approximately 175,000 members at September 30, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


     On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America ("PCA"). The original agreement had been entered into in November 1996. On March 18, 1997, prior to termination of the merger agreement, PCA filed a lawsuit against the Company in the United States District Court for the Southern District of Florida (the "District
Court"), seeking, among other things, specific performance of the merger agreement and monetary damages in excess of $20 million. The lawsuit has been dismissed (without prejudice to PCA's claims) for failure to join an indispensable party. On March 27, 1997, the Company commenced a lawsuit against PCA in the Court of Chancery of the State of Delaware. On July 31, 1998, the Company filed a Second Amended Complaint alleging, among other things, breach of the merger agreement, negligent misrepresentation, common law fraud and equitable fraud, and seeking monetary damages and other remedies. On August 31, 1998, PCA filed an answer and counterclaim to the Company's second amended complaint denying that the Company was entitled to any relief and seeking monetary damages. The Company intends to vigorously pursue all remedies and assert all defenses available to it, however, there can be no assurance that the Company will prevail in such litigation.

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

ITEM 6.  EHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

                        (27)   Financial Data Schedule

                        (99) Registrant's current report on Form 8-K dated March 19, 1998, incorporated herein by reference.

               (b)             Reports on Form 8-K

                               The Company filed a Current Report on Form 8-K, dated November 11, 1998, with the Securities and Exchange Commission to present pro forma financial information related to the acquisition of Kaiser-Texas and the required financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SIERRA HEALTH SERVICES, INC.
                                                          (Registrant)



Date  November 13, 1998                             /S/ PAUL H. PALMER
                                                 ---------------------
                                                 Paul H. Palmer
                                                 Acting Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)