Form 10-K
period 1998-12-31
SIERRA HEALTH SERVICES INC
filed 1999-03-18
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)                            X

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 26, 1999 was $353,058,000.

     The number of shares of the registrant's common stock outstanding on February 26, 1999 was 27,141,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
          DOCUMENT                                          WHERE INCORPORATED

    Registrant's Current Report on Form 8-K dated                  Part I
                    March 17, 1999.                            Part II, Item 7

Portions of the registrant's definitive proxy statement for       Part III
its 1999 annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.

                                           SIERRA HEALTH SERVICES, INC.

                                           1998 FORM 10-K ANNUAL REPORT

                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                      PART I

Item  1.      Business .................................................................................          1

Item  2.      Properties................................................................................         17

Item  3.      Legal Proceedings.........................................................................         17

Item  4.      Submission of Matters to a Vote of Security Holders.......................................         17


                                                      PART II

Item  5.      Market for Registrant's Common Stock and
                 Related Stockholder Matters............................................................         18

Item  6.      Selected Financial Data...................................................................         19

Item  7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................................         20

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk ...............................         32

Item  8.      Financial Statements and Supplementary Data...............................................         33

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................         62


                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant........................................         62

Item 11.      Executive Compensation....................................................................         62

Item 12.      Security Ownership of Certain Beneficial Owners and Management............................         62

Item 13.      Certain Relationships and Related Transactions............................................         62


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         63

                                                      PART I


ITEM 1.       BUSINESS
                                                      GENERAL

Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"), is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's strategy has been to develop and offer a portfolio of managed health care and workers' compensation products to employer groups and individuals. The Company's broad range of managed health care services is provided through its federally qualified and non-qualified health maintenance organizations ("HMOs"), managed indemnity plans, a third-party administrative services program for employer-funded health benefit plans, workers' compensation medical management programs and a subsidiary that administers a managed care federal contact for the Department of Defense's TRICARE program in Region 1. This contract is currently structured as five one-year option periods. If all option periods are exercised by the Department of Defense ("DOD") and no extensions of the performance period are made, health care delivery will end on May 31, 2003 for Region 1. Ancillary products and services that complement the Company's managed health care and workers' compensation product lines are also offered.

On October 31, 1998, Sierra and one of its subsidiaries, Texas Health Choice, L.C. ("TXHC"), (formerly HMO Texas L.C.) completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth with approximately 109,000 members, and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The purchase price was $124 million, which is net $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price includes amounts for real estate and eight medical and office facilities with approximately 500,000 square feet. In December 1998, certain accreditation goals were met by the health plan resulting in a purchase price increase of $3.0 million, to $127 million. The purchase price may increase up to an additional $27 million over three years if certain growth and member retention goals are met by the health plan. Sierra assumed no prior liabilities for malpractice or other litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction was financed with a five-year revolving credit facility and a $35.2 million note payable to Kaiser Foundation Health Plan of Texas. The note is secured by the acquired real estate. Approximately $110 million of the $200 million revolving credit facility was used to fund the transaction.

On December 31, 1998, Sierra completed the acquisition of the Nevada health care business of Exclusive Healthcare, Inc. ("EHI"), United of Omaha Life Insurance Company and United World Life Insurance Company ("United"), all of which are subsidiaries of Mutual of Omaha Insurance Company. Sierra retained approximately 9,000 members (approximately 4,400 HMO members) subsequent to the acquisition. On January 27, 1999, Sierra signed a definitive agreement to purchase the Texas operations of EHI (6,900 HMO members) and United's related preferred provider organization ("PPO") that is part of the dual option HMO/PPO plan. The transaction is expected to be completed no later than April 30, 1999 and is subject to regulatory approvals. The purchase price of both transactions is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000.

On September 30, 1997, Sierra Military Health Services, Inc. ("SMHS") was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. In June 1998, the Company began providing health care benefits to approximately 606,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. In 1998, the award resulted in a total of approximately $204.8 million of revenue for the final five-months of the implementation phase and seven months of health care delivery. SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. In December 1998, the Company reached an agreement to settle the protest (See Note 14 of Notes to the Consolidated Financial Statements). As part of the settlement, the competitor will forego any and all rights it may have to challenge the contract award and seek a re-bid.

The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and its telephone number is (702) 242-7000.

Managed Care Products and Services

The Company's primary types of health care coverage are HMO plans, HMO Point of Service ("POS") plans, and managed indemnity plans, which include a PPO option. As of December 31, 1998, the Company provided HMO products to approximately 182,000 members in Nevada, 112,000 in Dallas, 25,000 in Houston and 5,000 in Arizona. The POS products allow members to choose one of the various coverage options when medical services are required instead of one plan for the entire year. The Company also provides managed indemnity products to approximately 41,000 members, Medicare supplement products to approximately 26,000 members, and administrative services to approximately 318,000 members. Medical premiums account for approximately 59% of total revenues. Approximately 70% of such medical premiums were derived from southern Nevada in 1998. With the acquisition of Kaiser-Texas, medical premiums derived from southern Nevada in November and December of 1998 were approximately 57% of medical premium revenue.

Health Maintenance Organizations. The Company operates mixed group network model HMOs in Las Vegas, Nevada and Dallas/Ft. Worth, Texas and a network model HMO in Reno, Nevada and Houston, Texas. Contracted primary care physicians and specialists for the HMOs are compensated on a capitation or modified fee-for-service basis. Contracts with their primary hospitals are on a capitation or discounted per diem basis. Members receive a wide range of coverage after paying a nominal co-payment and are eligible for preventive care coverage. The HMOs do not require deductibles or claim forms.

Most of the Company's managed health care services in Nevada are provided through its independently contracted network of over 2,200 providers and 13 hospitals. These Nevada networks include the Company's multi-specialty medical group, which provides medical services to approximately 71% of the Company's Nevada HMO members and employs over 170 primary care and other providers in various medical specialties. The Company directly provides home health care, hospice care and behavioral health care services and operates a company that provides home infusion, oxygen and durable medical equipment services. In addition, the Company operates three 24-hour urgent care centers, a radiology department, a vision department, an occupational medicine department and two free-standing, state-licensed and Medicare-approved ambulatory surgery centers. The Company believes that this vertical integration of its health care delivery system in Nevada provides a competitive advantage as it has helped it to manage health care costs effectively while delivering quality care.

On October 31, 1998, the Company acquired certain assets of Kaiser-Texas, a group model HMO with approximately 109,000 members and a 150 physician medical group in Dallas/Ft. Worth, Texas. The independently contracted medical group provides professional services from nine health centers; eight of which offer primary care services while two offer specialty care services. In addition, TXHC has contracts with 13 hospitals for inpatient care in Dallas/Ft. Worth. Shortly after the acquisition, the Company changed the provider model in Dallas/Ft. Worth from a group model to a mixed network model by overlaying individual practice association ("IPA") delivery systems on top of the existing group model to provide members with more choice. The first IPA was contracted in November 1998 and added approximately

1,500 physicians to the Dallas/Ft. Worth delivery system. The Houston HMO members are served by approximately 1,600 independent contracted providers and 30 hospitals.

In addition to its commercial HMO plans, which involve traditional HMO benefits and POS benefits, the Company offers a Medicare risk product for Medicare-eligible beneficiaries called Senior Dimensions in Nevada and parts of Arizona and Golden Choice in Texas. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in the Company's Nevada service area as well as contiguous parts of Arizona. The monthly payment received from the Health Care Financing Administration ("HCFA") is determined by formula established by Federal law. The Balanced Budget Act of 1997 included legislative changes which affected the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and by increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals; however, the legislation includes a provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. Under the authority provided by the 1997 Balanced Budget Act (see "Government Regulation and Recent Legislation"), HCFA has begun to collect hospital encounter data from Medicare risk contractors. The data will be used to implement a new risk adjustment mechanism which will be phased in over a five-year period beginning January 1, 2000. Given the relatively high Medicare risk premium levels in certain of the Company's market areas, the Company is in jeopardy that the new risk adjustment mechanism to be developed could adversely affect the Company's Medicare premium rates going forward. The Company does not believe that the risk adjustment mechanism will be applied to Social HMO capitation payments.

As of December  31,  1998,  the Company had 47,000  Medicare  members,  of which
33,500 were located in Nevada, 8,300 in Texas and 5,200 in Arizona. Approximately 26,000 of the Nevada Medicare members were enrolled in a Social Health Maintenance Organization (see "Social Health Maintenance Organization" following).

Social Health Maintenance Organization. Effective November 1, 1996, the Company entered into a Social HMO contract pursuant to which a large portion of the Company's Medicare risk enrollees will receive certain expanded benefits. Sierra was one of six HMOs nationally to be awarded this contract, and is currently the only company to have implemented the program as of December 31, 1998. The Company receives additional revenues for providing these expanded benefits. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on the Company's eligible Medicare risk members. The additional benefits include, among other things, assisting the eligible Medicare risk members with typical daily living functions such as bathing, dressing and walking. These members, as identified in the health risk assessments, are those who currently have difficulty performing such daily living functions because of a health or physical problem. HCFA has expressed the intention to continue the current reimbursement methodology for the Social HMO contract through December 31, 2000. HCFA has considered adjusting the reimbursement factors for the Social HMO members. At this time, however, there can be no assurance as to what the final per member reimbursement will be or that the social HMO contract will be renewed.

Preferred Provider Organizations. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either non-contracted or contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's PPO network. As of December 31, 1998, approximately 41,000 members were enrolled in Sierra's managed indemnity plans.

The Company currently provides managed indemnity and Medicare supplement services to individuals in Nevada, Arizona, Colorado, Texas, California, Louisiana, Iowa and South Carolina. The Company is also exploring further expansion in certain other states and currently provides other insurance services in Missouri, New Mexico, and Pennsylvania. As of December 31, 1998 the PPO is licensed in a total of 43 states and the District of Columbia.

Ancillary Medical Services. Among the ancillary medical services offered by the Company are outpatient surgical care, diagnostic tests, medical and surgical procedures, inpatient and outpatient laboratory tests, x-ray, CAT scans, nuclear medicine services, and mental health and substance abuse services. In Nevada, the Company also provides home health care services, a hospice program and vision services. These services are provided to members of the Company's HMOs, managed indemnity and administrative services plans. The mental health and substance abuse services are also provided to approximately 137,000 participants from non-affiliated employer groups and insurance companies. In addition, the Company offers home infusion, oxygen and durable medical equipment services.

Administrative Services. The Company's administrative services products provide, among other things, utilization review and PPO services to large employer groups that are usually self-insured. As of December 31, 1998, approximately 318,000 members were enrolled in the Company's administrative services plans. The results of operations for these services are included in specialty product revenues and expenses in the Consolidated Statements of Operations.

Workers' Compensation Operations

Workers' Compensation Subsidiary. On October 31, 1995, the Company acquired CII Financial, Inc. ("CII"), for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. CII writes workers' compensation insurance in the states of California, Colorado, Kansas, Missouri, Nebraska, New Mexico, Texas and Utah. CII has licenses in 31 states and the District of Columbia. California, Colorado, and Texas represent approximately 84%, 8%, and 5%, respectively, of CII's fully insured workers' compensation insurance premiums in 1998. Workers' compensation insurance premiums account for approximately 13% of the Company's total revenue. The workers' compensation subsidiary applies the discipline of managed care concepts to its operations. These concepts include, but are not limited to, the use of specialized preferred provider networks, utilization reviews by employed board certified occupational medicine and orthopedic surgeons as well as nurse case managers, medical bill reviewers and job developers who facilitate early return to work.

Effective September 30, 1997, the Company terminated its workers' compensation administrative services contract with the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $3.2 million in revenues for the year ended December 31, 1997. The contract was terminated to allow the Company to participate in the Nevada workers' compensation insurance market when the state allows private insurance companies to begin offering products on July 1, 1999.

Military Contract Services

Sierra Military Health Services, Inc. On September 30, 1997, the Company was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. This region includes approximately 606,000 eligible individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. SMHS completed an eight month implementation phase in May 1998 and began providing health care benefits on June 1, 1998 under the TRICARE contract.

Under the TRICARE contract, SMHS provides health care services to approximately 606,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Through such partnerships, SMHS also performs specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services. SMHS performs such services using DOD information systems. If all five option periods are exercised by the DOD and no extensions of the performance period are made, health care delivery will end on May 31, 2003, followed by an additional eight month phaseout of the Region 1 managed care support contract.

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

The Company's workers' compensation insurance policies are sold primarily through independent insurance agents and brokers, who may also represent other insurance companies. The Company believes that independent insurance agents and brokers choose to market the Company's insurance policies primarily because of the price the Company charges. Additional considerations include the quality of service that the Company provides and the commissions the Company pays. The Company employs full-time employees as marketing representatives to make personal contacts with agents and brokers, to maintain regular communication with them, to advise them of the Company's services and products, and to recruit additional agents and brokers. In addition, the Company employs full-time field underwriters who meet with agents and brokers and can provide an immediate quote on a policy. As of December 31, 1998, the Company had relationships with approximately 730 agents and 20 brokers and paid its agents and brokers commissions based on a percentage of the gross written premium produced by such agents and brokers. The Company also utilizes a number of promotional media, including advertising in publications and at trade fairs, to support the efforts of its independent agents.

SMHS administers marketing initiatives in accordance with the TRICARE Region 1 managed care support contract. SMHS' dedicated Marketing Division uses a multi-faceted marketing approach to ensure that all beneficiaries within Region 1 have the opportunity to learn about the health care benefits under TRICARE and have the opportunity to make health care choices that best fit their specific needs. Marketing initiatives include direct beneficiary briefings, direct mail, newspaper advertising, newsletters and web page briefs.

Membership

Period End Membership:

                                                                     Years Ended December 31,
                                                     1998          1997         1996         1995         1994
HMO:
    Commercial..............................         277,000      156,000      147,000      116,000      107,000
    Medicare................................          47,000       36,000       30,000       25,000       20,000
Managed Indemnity...........................          41,000       64,000       46,000       31,000       24,000
Medicare Supplement.........................          26,000       25,000       23,000       15,000        9,000
Administrative Services (1) ................         318,000      328,000      338,000      117,000       65,000
TRICARE Eligibles...........................         606,000      _______      _______      _______      _______
    Total Membership........................       1,315,000      609,000      584,000      304,000      225,000

(1) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of the Company's workers' compensation administrative services contract with the state of Nevada. Enrollment in the terminated plan was 163,000, 94,000 and 79,000 members at December 31, 1996, 1995 and 1994, respectively.

For  the  years  ended  December  31,  1998  and  1997,  the  Company   received
approximately 23.0% and 23.7%, respectively, of its total revenues from its contract with HCFA to provide health care services to Medicare enrollees. The Company's contract with HCFA is subject to annual renewal at the election of HCFA, and requires the Company to comply with federal HMO and Medicare laws and regulations and may be terminated if the Company fails to so comply. The termination of the Company's contract with HCFA would have a material adverse effect on the Company's business. In addition, there have been, and the Company expects that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty (See "Government Regulation and Recent Regulation").

The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 1998, the Company's ten largest HMO employer groups were, in the aggregate, responsible for less than 10% of the Company's total revenues. Although none of such employer groups accounted for more than 2% of total revenues during that period, the loss of one or more of the larger employer groups would, if not replaced with similar membership, have a material adverse effect upon the Company's business. The
Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between the Company's health care delivery system and that of many other managed care providers is the fact that approximately 71% of the Company's Nevada HMO members and 80% of its Texas HMO members receive primary health care through the Company's affiliated multi-specialty medical groups. The Company makes health care available through independently contracted providers employed by the multi-specialty medical groups and other independently contracted networks of physicians, hospitals and other providers.

Under the Company's HMOs, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. These primary care physicians and some specialists are compensated to a limited extent on the basis of how well they coordinate appropriate medical care. The Company has a system of limited incentive risk arrangements and utilization management with respect to its independently contracted primary care physicians. The Company compensates its independently contracted primary care physicians and specialists by using both capitation and modified fee-for-service payment methods. In Nevada, under both the capitation and modified fee-for-service methods, an incentive risk arrangement is established for institutional services. Additional amounts may be made available to certain capitated physicians if hospital costs are less than anticipated for the Company's HMO members. For those primary care physicians receiving payments on a modified fee-for-service basis, portions of the payments otherwise due the physicians are withheld. The amounts withheld are available for payment to the physicians if, at year-end, the expenditures for both institutional and non-institutional medical services are within predetermined, contractually agreed upon ranges. It is believed that this method of limited incentive risk payment is advantageous to the physician, the Company and the members because all share in the benefits of managing health care costs. The Company has, however, negotiated capitation and reduced fee-for-service agreements with certain specialists and primary care providers who do not participate in the incentive risk arrangements. The Company monitors health care utilization, including evaluation of elective surgical procedures, quality of care and financial stability of its capitated providers to facilitate access to service and to ensure member satisfaction.

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

The Company provides, or negotiates discounted contracts with hospitals for the provision of, inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. The Company believes that it currently has a favorable contract with its primary southern Nevada contracted hospital, Columbia Sunrise Hospital. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis after December 31, 1997. The per diem rate increased 1% in 1998 and is scheduled for 2% in 1999. Since a majority of the Company's southern Nevada hospital days are at Columbia Sunrise Hospital, this contract assists the Company in managing a significant portion of its medical costs. The contract expires in the year 2012. In Texas, the Company has negotiated a capitation arrangement with Columbia Hospital, Inc. for hospital services provided in Houston and has contracts with 13 hospitals for inpatient care in Dallas/Ft. Worth.

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

The Company manages health care costs through its large case management program, urgent care centers and by educating its members on how and when to use the services of its plans and how to manage chronic disease conditions. The Company also audits hospital bills to identify inappropriate charges. Further, in Nevada the Company utilizes its home health care agency and its hospice which helps to minimize hospital admissions and lengths of stay.

Military Health Services. Under the TRICARE contract, dependents of active duty military personnel and military retirees and their dependents choose one of three option plans available to them for health care services: (1) TRICARE Prime (an HMO style option with a self-selected primary care manager and no deductibles), (2) TRICARE Extra (a PPO style option), or (3) TRICARE Standard (an indemnity style option with deductibles and cost shares). Approximately 30% of eligible beneficiaries receive their primary care through existing Military Treatment Facilities. SMHS negotiated discounted contracts with approximately 20,000 individual providers, 1,200 institutions and 5,000 pharmacies to provide supplemental network access for TRICARE Prime and Extra beneficiaries. SMHS' contracts with providers are primarily on a discounted fee-for-service basis with renewal and termination terms similar to Sierra's commercial practice. SMHS is at-risk for and manages the health care service cost of all TRICARE Extra and Standard beneficiaries as well as a small percentage of TRICARE Prime beneficiaries.

Risk Management

The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company's multi-specialty medical groups maintain excess malpractice insurance for the providers presently employed by the group. In Nevada and Arizona, the Company has assumed the risk for the first $250,000 per malpractice claim, not to exceed $1.5 million in the aggregate per contract year up to its limits of coverage. In Texas, the Company has assumed no self-insured retention per claim. The aggregate maximum exposure for each of these policies is $30 million per year. In addition, the Company requires all of its independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which the Company contracts are self-insured. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed, depending on the contract, $100,000 to $200,000, during the contract year and up to $2.0 million per member per lifetime.

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

Effective January 1, 1998, workers' compensation claims are reinsured between $500,000 and $100 million per occurrence. For claims occurring on and after July 1, 1998, that are below $500,000, the Company obtained quota share and excess of loss reinsurance. Under this agreement, the Company reinsures 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. The Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses.

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

Year 2000

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

At December 31, 1998, the inventory and assessment phases are substantially complete as it relates to all material computer systems and approximately 50% complete as it relates to non-information system technology. The Company estimates that the replacement/renovation phases and the testing/validation phases will be 95% complete by October 31, 1999. The Company estimates that it is approximately 50% complete with the total project as of December 31, 1998. Contingency planning for the mission critical business operations is scheduled to be completed by the end of April 1999. These plans focus on business operations involving information systems and non-information systems technologies.

The Company has initiated formal communications with entities with whom it does business to assess their Year 2000 issues. Evaluations of the most critical third parties have been initiated, and follow-up reviews will be conducted through 1999. Contingency plans are being developed based on these evaluations and are expected to be completed by the middle of 1999. There can be no assurances that the systems of other companies or governmental agencies, such as HCFA and the DOD, on which the Company relies will be timely modified for Year 2000, or that the failure to modify by another company would not have a material adverse effect on the Company. Based upon two separate reports issued by the United States General Accounting Office it is doubtful that the computer systems at both HCFA and the DOD will be fully Year 2000 compliant by the end of 1999. The Company does not currently have available data to predict the impact of such non-compliance on its business operations. Should there be any material delays caused by Year 2000 issues, the Company anticipates that the governmental entities will make estimated payments.

The Company is in the process of implementing three major systems at an estimated cost of $36 million to $38 million, which includes the implementation costs related to the recently acquired Kaiser-Texas operations. To date, the Company has spent approximately $19.0 million on the new computer systems and other Year 2000 items. The Company is expensing the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs and other Year 2000 costs to be $13.0 million to $16.0 million for operations in existence prior to the Kaiser-Texas transaction and $6.0 million to $8.0 million for the Kaiser-Texas operations that were acquired on October 31, 1998. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

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

Several independent organizations have been formed for the purpose of responding to external demands for accountability in the health care industry. The Company has voluntarily elected to be evaluated by these external organizations, including the National Committee for Quality Assurance ("NCQA") and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

NCQA is an independent, not-for-profit organization that evaluates managed care organizations. The NCQA accreditation process includes rigorous evaluations conducted by a team of physicians and managed care experts. No comparable evaluation exists for fee-for-service health care. The NCQA evaluates plans on approximately 50 quality standards that fall into six categories: Quality Management and Improvement; Physician Credentials; Members' Rights and Responsibilities; Preventive Health Services; Utilization Management; and, Medical Records. In 1998, Health Plan of Nevada ("HPN") earned a three-year, full accreditation from the NCQA for its HMO and Medicare products in the Las Vegas metropolitan area and Pahrump. TXHC in Dallas/Ft. Worth currently has a One-Year Accreditation from NCQA, pending a May 1999 acquisition review.

     The JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information, and human resources and network performance. The Company's home health care and hospice subsidiaries are JCAHO accredited.

There can be no assurance, however, that the Company will maintain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations could have on HPN's or TXHC's competitive positions in southern Nevada and Dallas/Ft. Worth, Texas respectively.

Underwriting

HMO. The Company structures premium rates for its various health plans primarily through community rating and community rating by class method. Under the community rating method, all costs of basic benefit plans for the Company's entire membership population are aggregated. These aggregated costs are calculated on a "per member per month" basis and converted to premium rates for various coverage types, such as single or family coverage. The community rating by class method is based on the same principles as community rating, except that actuarial adjustments to premium rates are made for demographic variations specific to each employer group such as the average age and sex of their employees, group size and industry. All employees of an employer group are charged the same premium rate if the same coverage is selected.

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

Managed Indemnity. Premium charges for the Company's managed indemnity products are set in a manner similar to the community rating by class method described above. This rate calculation utilizes similar demographic adjustment factors such as age, sex and industry factors to develop group-specific adjustments from a given per member per month base rate by plan. Actual health claims experience is used in whole or in part to develop premium rates for larger insurance member groups. This process includes the use of utilization experience, adjustments for incurred but not reported claims, inflationary factors, credibility and specific reinsurance pooling levels for large claims.

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

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. The Company's major competition is from self-funded employer plans, PPO networks, other HMOs, such as Humana Care Plus, Pacificare, Inc., Aetna and Harris Methodist and traditional indemnity carriers, such as Blue Cross/Blue Shield. Many of the Company's competitors have substantially larger total enrollments, have greater financial resources and offer a broader range of products than the Company. Additional competitors with greater financial resources than the Company may enter the Company's markets in the future. The Company believes that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. The Company depends on a large PPO network and flexible benefit plans to attract new members. Competitive pressures are expected to limit the Company's ability to increase premium rates and, to a lesser extent, to result in declining premium rates. Accordingly, the profitability of the Company will, to a large extent, depend on the Company's ability to manage the costs of providing health care benefits to its members. The inability of the Company to manage these costs would have an adverse impact on the Company's future results of operations by reducing margins. In addition, competitive pressures may also result in reduced membership levels. Any such reductions could materially affect the Company's results of operations.

Workers' Compensation. The Company's workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. Since open rating became effective for policyholders in 1995, there have been, and continue to be, substantial reductions in premiums. The Company believes that there are more than 200 insurance companies writing workers' compensation insurance in California. Many of the Company's competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage, have greater financial resources and have greater distribution capability than the Company. The largest writer of workers' compensation insurance in California is the State Compensation Insurance Fund.

In all states in which the Company is currently writing business, competition for workers' compensation insurance is primarily driven by price and secondarily by services provided to insureds and agents. In states other than California and Texas, the National Council on Compensation Insurance ("NCCI") is usually the designated rating organization. The NCCI accumulates statistical information and recommends pure loss costs to the state's Department of Insurance. The Company then selects loss cost multiplier, expense loads to derive premium rates. Rating plans in those states are more "standardized" and are usually based on plans developed by the NCCI.

Losses and Loss Adjustment Expenses

Often, in workers' compensation insurance, several years may elapse between the occurrence of a loss and the final settlement of the loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses for insured events, including reserves for events that have been incurred but have not yet been reported to the Company ("incurred by not reported" or "IBNR").

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

The Company reviews the adequacy of its reserves on a monthly basis and considers external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors that could cause actual losses and loss adjustment expenses ("LAE") to change. Reserves are reviewed with the Company's independent actuary at least annually. The actuarial projections include a range of estimates reflecting the uncertainty of projections. Management evaluates the reserves in the aggregate, based upon the actuarial indications, and makes adjustments where appropriate. The consolidated financial statements of the Company provide for reserves based on the anticipated ultimate cost of losses.

     Once an employer is insured by the Company, the Company's loss control department may assist the insured in developing and maintaining safety programs and procedures to minimize on-the-job injuries and industrial health hazards. The safety programs and procedures vary from insured to insured. The Company's loss control department may recommend to the employer that a safety committee consisting of members of the employer's management staff and its general labor force be established. The Company's loss control department may then assist the committee members in isolating safety hazards, advising the committee on how to correct the hazards and assisting the employer in establishing procedures to enforce the corrections. The Company's loss control department may also revisit the employer to determine whether the recommended corrections and procedures have been implemented. Depending upon the size, classifications, and loss experience of the employer, the Company's loss control department will periodically inspect the employer's places of business and may recommend changes that could prevent industrial accidents. In addition, severe or recurring injuries may also warrant on-site inspections. In certain instances, members of the Company's loss control department may conduct special educational training sessions for insureds' employees to assist in the prevention of on-the-job injuries. For example, employers engaged in manufacturing may be offered a training session on how to prevent back injuries or employers engaged in contracting may be offered a training session on general first aid and prevention of injuries that may result from specific work exposures.

Government Regulation and Recent Legislation

HMOs and Managed Indemnity. Federal and state governments have enacted statutes extensively regulating the activities of HMOs. In addition, growing government concerns over increasing health care costs and quality could result in new or additional state or federal legislation that could affect health care providers, including HMOs, PPOs and other health insurers. Among the areas regulated by federal and state law are the scope of benefits available to members, premium structure, procedures for review of quality assurance, enrollment requirements, the relationship between an HMO and its health care providers and members, licensing and financial condition.

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

The Company has HMO licenses in Nevada, Texas and Arizona. The Company's HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada Division of Health, the Texas Department of Insurance and the Arizona Department of Insurance. The Company's health insurance subsidiary is domiciled and incorporated in California and is licensed in 43 states and the District of Columbia, with current operations primarily in Nevada, Arizona, Colorado, Texas, California, Louisiana, Iowa and South Carolina. It is subject to licensing and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's premium rate increases are subject to various state insurance department approvals. The Company's HMO and insurance subsidiaries are also required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company also has certain other deposit requirements. The Company has restricted assets on deposit in various states ranging from $20,000 to $2.0 million and totalling $17.8 million at December 31, 1998. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity ranging from $1.1 million to $5.2 million. In addition, in conjunction with the Kaiser-Texas acquisition, TXHC entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. The Company's Nevada HMO and health insurance subsidiaries currently maintain home offices and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada.

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

The Company is subject to the Federal HMO Act and the regulations promulgated thereunder. Of the Company's three subsidiary HMOs, only MedOne Health Plan, acquired at the end of 1996, is not federally-qualified under this Act. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to its health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of such person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

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

Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Sections 1320a-7(b) (the "Anti-kickback Statute") and 1395nn (the "Stark Amendments"). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Sanctions for violations of the Anti-kickback Statute and the Stark Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The Department of Health and Human Services ("HHS") has issued regulations establishing "safe harbors" with respect to the Antikickback Statute. The Office of the Inspector General recently proposed new rules to clarify those safe harbors. HHS has also recently proposed to establish certain safe harbors under the Stark Amendments. The Company believes that its business arrangements and operations are in compliance with the Antikickback Statute and the Stark Amendments and the exceptions set forth therein, regardless of the availability of regulatory safe harbor protection with respect to those statutes. There can, however, be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Antikickback Statute and the Stark Amendments will not assert that the Company or certain transactions in which it is involved are in violation of those statutes; and
(ii) such statutes will ultimately be interpreted by the courts in a manner consistent with the Company's interpretation.

In 1997, Congress passed the Balanced Budget Act ("Act") which revised the structure of and reimbursement for private health plan options for Medicare enrollees. The Act seeks to expand the options available to Medicare enrollees by permitting HCFA to contract with a variety of types of managed care plans, creating a new Medicare fee-for-service option and establishing a Medicare Medical Savings Account Demonstration Program. The legislation also encourages provider sponsored organizations to contract directly with HCFA to provide coverage for Medicare enrollees. Federal reimbursement was modified so that the premiums paid by HCFA will be adjusted to take into account, on an increasing basis, a blend of national and local health care cost factors, rather than only local costs--starting with a 10% national factor in 1998 and moving to a 50% national factor by 2003. Congress also provided for gradual removal of a graduate medical education factor in determining reimbursement. As a result, it is likely that premiums paid by HCFA will not match the rate of increase for medical costs.

The legislation includes a provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial
enrollee for each Medicare or Medicaid enrollee. These changes could have the effect of increasing competition in the Medicare market. Further, effective January 1, 1999, the Company was required to implement new Medicare regulations including, but not limited to, regulations relating to discharge notices, additional provider contract language and extensive new quality improvement programs. These new regulations are likely to increase the burden of administering the Company's Medicare plans and may adversely impact the Company's operations.

The Health Insurance Portability and Accountability Act of 1996 (the "Accountability Act") was passed by Congress and signed into law by President Clinton on August 21, 1996 and effective beginning July 1, 1997. While the Accountability Act contains provisions regarding health insurance or health plans, such as portability and limitations on pre-existing condition exclusions, guaranteed availability and renewability, it also contains several anti-fraud measures that significantly change health care fraud and abuse provisions. Some of the provisions include (i) creation of an anti-fraud and abuse trust fund and coordination of fraud and abuse efforts by federal, state and local authorities; (ii) extension of the criminal anti-kickback statues to all federal health programs; (iii) expansion of and increase in the amount of civil monetary penalties and establishment of a knowledge standard for individuals or entities potentially subject to civil monetary penalties; and
(iv) revisions to current sanctions for fraud and abuse, including mandatory and permissive exclusion from participation in the Medicare or Medicaid programs.

Workers' Compensation. The Company is subject to extensive governmental regulation and supervision in each state in which it conducts workers' compensation business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally has its source in statutes that establish regulatory agencies and delegate to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to such matters as licensing companies; restricting the types or quality of investments; requiring triennial financial examinations and market conduct surveys of insurance companies; licensing agents; regulating aspects of a company's relationship with its agents; restricting use of some underwriting criteria; regulating rates, forms and advertising; limiting the grounds for cancellation or nonrenewal of policies, solicitation and replacement practices; and specifying what might constitute unfair practices. Moreover, the payment of dividends and the making of other distributions to the Company by its workers' compensation insurance company subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations, applicable state corporate laws and regulations, the terms of agreements to which they may become a party and government regulations, which restrict in certain circumstances the payment of dividends and distributions, and the transfer of assets to the Company.

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

Employees

The Company had approximately 4,700 employees as of December 31, 1998. None of these employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES

The Company owns several administrative facilities in southern Nevada totalling approximately 406,000 square feet. Such facilities include an approximate
134,000 square foot six-story home office building and an approximate 43,000 square foot two-story corporate administrative headquarters. These buildings are subject to liens securing an $800,000 loan balance from Bank of America. Also included in this total is a 198,000 square foot six-story administrative headquarters building which became fully occupied in 1998. This building was financed in January 1998 and is subject to a $13.4 million loan balance. The Company also owns several clinical facilities in the southern Nevada area totalling approximately 396,000 square feet and consisting primarily of nine medical clinics and two surgery centers. The Company leases additional office and clinical space in Nevada totalling approximately 145,000 and 86,000 square feet, respectively.

In conjunction with the Kaiser-Texas acquisition, the Company purchased eight medical facilities totalling approximately 323,000 square feet and administrative facilities totalling approximately 175,000 square feet. These buildings are subject to a deed of trust note securing a $35.2 million note. In addition, the Company leases additional office and clinical space in Texas totalling approximately 54,000 square feet and 77,000 square feet, respectively. The above properties are utilized primarily for the managed care operations. The workers' compensation subsidiary is headquartered in Nevada and occupies approximately 25% of the 198,000 square foot administrative building as well as leases approximately 67,000 square feet of office space in California. The Company leases approximately 150,000 square feet of office space in other various states as needed for other regional operations, for TRICARE service centers and for the military subsidiary's administrative headquarters.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. The litigation with Humana resulting from its acquisition of Physician Corporation of America that was discussed in previous filings has been settled. In the opinion of the Company's management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                                      PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Market Information

The Company's common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, was listed on the American Stock Exchange since the Company's initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1998 and 1997.

         Period                                                     High            Low

         1998
             First Quarter........................................                 $26 7/8             $20 9/16
             Second Quarter.......................................                  27 37/64            23 1/4
             Third Quarter........................................                  26                  15 7/8
             Fourth Quarter.......................................                  24 15/16            17 15/16

         1997
             First Quarter........................................                 $18 1/2             $16 5/12
             Second Quarter.......................................                   21 5/12             16 1/12
             Third Quarter........................................                   24 11/12               20 19/24
             Fourth Quarter.......................................                   26 2/3              20 19/24

On February 26, 1999, the closing sale price of the common stock was $14 3/8 per share.

Note:    The  above  stock  prices  have  been   adjusted  to  account  for  the
         three-for-two stock split of the Company's common stock to stockholders of record as of May 18, 1998.

Holders

The number of record holders of Common Stock at February 26, 1999 was 254. Based upon information available to it, the Company believes there are several thousand beneficial holders of the Common Stock.

Dividends

No cash dividends have been paid on the Common Stock since the Company's inception. The Company currently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a holding company, the Company's ability to declare and to pay dividends is dependent upon cash distributions from its operating subsidiaries. The ability of the Company's health maintenance organization ("HMO") and insurance subsidiaries to declare and to pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.) The declaration of any future dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements and the financial condition of the Company and upon general business conditions.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected consolidated financial data of Sierra Health Services, Inc., and subsidiaries (the "Company"), for each of the fiscal years in the five-year period ended December 31, 1998 should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data below has been derived from the audited Consolidated Financial Statements of the Company.

                                                                                           Years Ended December 31,
                                                                      1998            1997         1996           1995         1994
                                                                                  (Amounts in thousands, except per share data)
Statement of Operations Data:
OPERATING REVENUES:
   Medical Premiums.............................................   $  609,404       $513,857      $386,968      $319,475    $269,382
   Specialty Product Revenues ..................................      148,368        146,211       133,324       102,807     101,287
   Military Contract Revenues ..................................      204,838          4,346
   Professional Fees............................................       45,363         31,238        28,836        19,417      12,331
   Investment and Other Revenues................................       29,230         26,072        26,283        25,310      19,081
     Total......................................................    1,037,203        721,724       575,411       467,009     402,081

OPERATING EXPENSES:
   Medical Expenses.............................................      513,209        419,272       315,915       245,135     200,229
   Specialty Product Expenses...................................      142,258        143,082       130,758       102,859      96,600
   General, Administrative and Marketing Expenses...............      110,687         93,919        72,237        63,562      53,671
   Military Contract Expenses  .................................      196,625          4,193
   Integration, Settlement and Other Costs (1) .................       13,851         29,350        12,064        11,614
     Total......................................................                 976,630   689,816   530,974     423,170     350,500

OPERATING INCOME ...............................................       60,573         31,908        44,437        43,839      51,581

INTEREST EXPENSE AND OTHER, NET.................................       (7,181)        (4,433)       (2,823)       (3,737)    (6,401)

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .......................................       53,392         27,475        41,614        40,102      45,180
PROVISION FOR INCOME TAXES......................................       13,796          3,234        10,471        12,198       8,236
INCOME FROM CONTINUING OPERATIONS...............................       39,596         24,241        31,143        27,904      36,944
LOSS FROM DISCONTINUED OPERATIONS ..............................                                                  (6,600)    (2,501)

NET INCOME .....................................................   $   39,596      $  24,241      $ 31,143      $ 21,304   $  34,443

EARNINGS PER COMMON SHARE (2):
   Income from Continuing Operations Per Share .................        $1.45           $.90         $1.17         $1.07       $1.57
   Loss Per Share from Discontinued Operations .................                                                    (.25)      (.11)
   Net Income Per Share ........................................        $1.45           $.90         $1.17         $ .82       $1.46

   Weighted Average Number of Common
     Shares Outstanding ........................................       27,391         27,013        26,589        26,121      23,517

EARNINGS PER COMMON SHARE ASSUMING
     DILUTION (2):
       Income from Continuing Operations Per Share .............        $1.43           $.88         $1.15         $1.05       $1.54
       Loss Per Share from Discontinued Operations .............          ___                                       (.25)      (.10)
       Net Income Per Share ....................................        $1.43           $.88         $1.15         $ .80       $1.44

   Weighted Average Number of Common
     Shares Outstanding Assuming Dilution ......................       27,747         27,426        27,191        26,601      23,999


                                                                                      Years Ended December 31,
                                                                      1998            1997         1996           1995         1994
                                                                                                  (Amounts in thousands)

Balance Sheet Data:


   Working Capital .............................................   $    47,763      $  88,377     $ 76,530      $ 18,157    $ 71,337
   Total Assets.................................................     1,045,120        723,936      629,462       575,146     535,487
   Long-term Debt (Net of Current Maturities)...................       242,398         90,841       66,189        71,257      75,209
   Cash Dividends Per Common Share..............................          NONE           NONE         NONE          NONE        NONE
   Stockholders' Equity.........................................       303,714        265,682      234,482       207,715     168,157

(1) The Company recorded certain identifiable integration, settlement and other costs. See Note 14 of Notes to the Consolidated Financial Statements. (2) Adjusted to account for three-for-two stock split of the Company's common stock to stockholders of record as of May 18, 1998.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this
Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this 1998 Annual Report on Form 10-K should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K filing dated March 17, 1999, incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Acquisitions

On October 31, 1998, Sierra and one of its subsidiaries, Texas Health Choice, L.C. (formerly HMO Texas L.C.) completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser- Texas"), a health plan operating in Dallas/Ft. Worth with approximately 109,000 members, and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The purchase price was $124 million, which is net $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price allocation includes a premium deficiency reserve of $25 million for estimated losses on the contracts acquired from Kaiser-Texas. Of this amount, $6.8 million was reversed in 1998 to offset losses on the acquired contracts. The purchase price includes amounts for real estate and eight medical and office facilities with approximately 500,000 square feet. In December 1998, certain accreditation goals were met by the health plan resulting in a purchase price increase of $3.0 million to $127 million. The purchase price may increase up to an additional $27 million over three years if certain growth and member retention goals are met by the health plan. Sierra assumed no prior liabilities for malpractice or other litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction was financed with a five-year revolving credit facility and a $35.2 million note payable to Kaiser Foundation Health Plan of Texas. The note is secured by the acquired real estate. Approximately $110 million of the $200 million revolving credit facility was used to fund the transaction.

On December 31, 1998, Sierra completed the acquisition of the Nevada health care business of Exclusive Healthcare, Inc., United of Omaha Life Insurance Company and United World Life Insurance Company, all of which are subsidiaries of Mutual of Omaha Insurance Company. The purchase price is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000. Sierra retained approximately 9,000 members (approximately 4,400 HMO members) subsequent to the acquisition.

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

Overview

The Company derives revenues from its health maintenance organizations, managed indemnity, military health care services and workers' compensation insurance subsidiaries. To a lesser extent, the Company also derives additional specialty product revenues from non-HMO and insurance products (consisting of fees for workers' compensation administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services to non-members and co-payment fees received from members), and investment and other revenue. Medical premium revenues accounted for approximately 58.8%, 71.2% and 67.3% of the Company's total revenues for 1998, 1997 and 1996, respectively. The decrease in medical premiums as a percentage of total revenues is primarily due to the addition of military contract  revenues.  Continued  medical  premium  revenue  growth is principally dependent upon continued enrollment in the Company's products and upon competitive and regulatory factors.

The Company's principal expenses consist of medical expenses, military contract expense, specialty product expenses, and general, administrative and marketing expenses. Medical expenses represent the aggregate expenses of operating the Company's multi-specialty medical group and other provider subsidiaries as well as capitation fees and other fee-for-service payments paid to independently contracted physicians, hospitals and other health care providers. As a provider of managed care services, the Company seeks to manage medical expenses by employing or contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, by monitoring and managing utilization of physicians and hospital services and by providing incentives to use cost-effective providers. Military contract expenses represent the expenses of delivering health care as agreed to in the TRICARE contract with the federal government as well as administrative costs to operate the military health care subsidiary. Specialty product expenses primarily consist of losses and loss adjustment expenses, and underwriting expenses associated with the Company's workers' compensation insurance subsidiaries. General, administrative and marketing expenses generally represent operational costs other than those associated with the delivery of health care services and specialty product services.

On September 30, 1997, Sierra Military Health Services, Inc. ("SMHS") was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. In June 1998, the Company began providing health care benefits to approximately 606,000 individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont,

Virginia, West Virginia and Washington, D.C. In 1998, the award resulted in a total of $204.8 million of revenue for the final five-months of the implementation phase and seven months of health care delivery. SMHS was notified on February 13, 1998 that the United States General Accounting Office ("GAO") sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. In December 1998, the Company reached an agreement to settle the protest. As part of the settlement, the competitor will forego any and all rights it may have to challenge the contract award and seek a re-bid (See Note 14 of Notes to the Consolidated Financial Statements).

Integration, settlement and other expenses represent identifiable incremental costs the Company has incurred primarily in connection with various mergers, acquisitions and planned dispositions as well as expenses associated with the Company's proposal to serve TRICARE beneficiaries in Region 1 and the ultimate cost to settle a bid protest. Start-up expenses associated with the proposal to serve TRICARE beneficiaries were charged to operations upon notification of award.

Results of Operations

     The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                                            Years Ended December 31,
                                                                     1998              1997             1996
OPERATING REVENUES:
     Medical Premiums........................................         58.8%            71.2%            67.3%
     Specialty Product Revenues .............................         14.3             20.3             23.2
     Military Contract Revenues                                       19.7               .6
     Professional Fees.......................................          4.4              4.3              5.0
     Investment and Other Revenues ..........................          2.8              3.6              4.5
        Total................................................        100.0            100.0            100.0

OPERATING EXPENSES:
     Medical Expenses........................................         49.5             58.1             54.9
     Specialty Product Expenses..............................         13.7             19.8             22.7
     General, Administrative and Marketing Expenses..........         10.7             13.0             12.6
     Military Contract Expenses .............................         19.0               .6
     Integration, Settlement and Other Costs.................          1.3              4.1              2.1

        Total................................................         94.2             95.6             92.3

OPERATING INCOME ............................................          5.8              4.4              7.7

INTEREST EXPENSE AND OTHER, NET..............................        (.7)             (.6)             (.5)

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ....................................          5.1              3.8              7.2

PROVISION FOR INCOME TAXES...................................          1.3               .4              1.8

NET INCOME ..................................................          3.8%             3.4%             5.4%

1998 Compared to 1997

Revenues. The Company's total operating revenues for 1998 increased approximately 43.7% to $1.04 billion from $721.7 million for 1997. The increase was primarily due to military contract revenue of $204.8 million and an increase in premium revenue of $95.5 million. The military contract revenue is a result of the implementation of the TRICARE contract as well as the first seven months of health care delivery. Revenue under the TRICARE contract is recorded based on the contract price as agreed to by the federal government. The contract also contains provisions which adjust the contract price based on actual experience. The estimated effects of these adjustments are recognized on a monthly basis.

Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $95.5 million, or 18.6%. Excluding the effect of the Kaiser-Texas acquisition in the fourth quarter of 1998, premium revenue increased $66.9 million, or 13.0%. The $66.9 million increase in premium revenue reflects a 3.4% increase in member months (the number of months of each year that an individual is enrolled in a plan). Medicare member months increased 20.1% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The Company's premium rates increased an average of 3% to 4% for its HMO commercial groups and in excess of 10% for managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by Health Care Financing Administration
("HCFA"). Approximately 78% of the Company's Nevada Medicare members are enrolled in the Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

Specialty product revenue increased $2.2 million, or 1.5%, for the year ended December 31, 1998 compared to the prior year. The increase was due to revenue growth of $5.1 million in the workers' compensation insurance operation offset in part by a decrease in administrative services and other revenue of $2.9 million due primarily to the termination of the Company's workers' compensation administrative services contract with the State of Nevada. The Company's workers' compensation subsidiary signed a reinsurance agreement whereby a greater portion of premium is ceded thus reducing revenue. The agreement results in a reduction of specialty product expense as discussed later in this section. Excluding the effect of the new reinsurance agreement, the workers' compensation subsidiaries' revenue would have increased $21.2 million compared to the prior year. Professional fee revenue increased approximately $14.1 million primarily due to the January 1998 acquisition of the operations of two medical clinics in southern Nevada and the clinics acquired in the Dallas/Ft. Worth area. In addition approximately $3.5 million of the increase in professional fees was due to the operations of Total Home Care, Inc. ("THC") which was acquired in August 1997.

Investment and other revenue increased approximately $3.2 million over the comparable period in the prior year primarily due to an increase in invested balances and capital gains realized on the sale of investments.

Medical and Specialty Product Expense. Medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 76.9% to 78.4% for the year ended December 31, 1998 compared to the prior period. The increase in the medical care ratio was due to an increase in Medicare members as a percentage of fully-insured members, continued expansion in Texas, northern Nevada and Arizona which have higher medical care ratios, higher pharmacy costs and the acquisitions of THC and two medical clinics for which costs of operations are included in medical expenses. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Pharmacy costs increased as the management of the pharmacy benefit was transitioned from a capitated pharmacy benefits contract to in-house management in the third quarter of 1998. The costs under such capitation contract were substantially below actual claims experience. The medical care ratio is expected to further increase in 1999 due to the changes in member mix and pharmacy costs noted above. Included in medical expenses is the reversal of $4.4 million of premium deficiency reserve that was used to offset losses on contracts from the Kaiser-Texas operations that were acquired on October 31, 1998.

Specialty product expenses decreased approximately $800,000, or less than 1.0%, due primarily to the implementation of the reinsurance agreement as discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business. Effective January 1, 1998, workers' compensation claims are reinsured between $500,000 and $100 million per occurrence. For claims occurring on and after July 1, 1998, that are below $500,000, the Company obtained quota share and excess of loss reinsurance. Under this agreement, the Company reinsures 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. The Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Excluding the effect of the reinsurance agreement, specialty product expense would have increased $19.5 million compared to the prior year.

The combined ratio for the workers' compensation insurance business was 98.7% compared to 101.9% for the comparable prior year period. The reduction was due to a 198 basis point decrease in the loss ratio and a 122 basis point decrease in the expense ratio. The decrease in the loss ratio was largely due to the new reinsurance agreement for losses occurring on and after July 1, 1998 and as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims. The combined ratio excluding the effect of the new reinsurance agreement was 101.6% for the year ended December 31, 1998. In addition, favorable loss development on prior accident years totalled $9.6 million for the year ended December 31, 1998, compared to net favorable loss development of $9.0 million for the comparable prior year period. The favorable loss development is largely due to actual paid losses being below projected losses. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The reduction in the expense ratio was largely due to a reduction in agents' commissions, as a result of a ceding commission related to the new reinsurance agreement and from lower salaries and related benefits expenses. The losses and loss adjustment expense ratio for the year ended December 31, 1998 reflect the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

Military Contract Expense. The military contract expense is comprised of those expenses incurred in 1998 for five months of contract implementation and seven months of health care delivery. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 606,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs which have been incurred but not reported to the Company. Also, included in military contract expense are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

General, Administrative and Marketing Expenses. General, administrative and marketing ("G&A") cost increased $16.8 million, or 17.9%, compared to 1997. As a percentage of revenues, G&A costs for 1998 decreased to 10.7% from 13.0% during 1997. The decrease in the G&A ratio is primarily due to the addition of military contract revenues offset in part by costs for additional infrastructure needed to support overall Company growth. Excluding military revenues, G&A as a percentage of revenues was 13.3% in 1998. Of the $16.8 million increase in G&A, $3.2 million was due to additional G&A related to the acquired HMO business in the Dallas/Ft. Worth area. The remaining increase of $13.6 million consisted of $3.8 million increased compensation expense, resulting primarily from additional employees supporting expanded services and new benefit programs for management. Broker, third party administration and premium tax expense increased approximately $900,000 due to increased membership. In addition, depreciation expense increased $1.7 million.

Integration, Settlement and Other Costs. In the fourth quarter of 1998, the Company expensed approximately $13.9 million, $10.3 million after tax, of costs primarily associated with the settlement of the protest pertaining to its military services contract as well as costs associated with the integration of the Kaiser-Texas business acquired October 31, 1998 (see Note 14 to the Consolidated Financial Statements).

On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America, Inc. and recorded expenses of $11.0 million, $8.4 million after tax, for merger- related costs. During the third quarter of 1997 SMHS was awarded a contract to serve TRICARE eligible beneficiaries in Region 1. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve TRICARE Region 1. Such expenses had been deferred until award notification.

Interest Expense and Other. Interest expense and other increased approximately $2.7 million for the year ended December 31, 1998, compared to the same period in the prior year due to an increase in debt as a result of the Kaiser-Texas acquisition.

Income Taxes. For the period, the Company recorded approximately $13.8 million of tax expense for an effective tax rate of 25.8% compared to 23.9% in 1997, excluding the tax effects of identifiable integration, settlement and other costs. The Company's current low operating tax rate is primarily a result of tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers. The effective tax rate will increase to the 32% to 34% range in 1999 as most of the valuation allowances for net operating loss carryforwards have been utilized as of December 31, 1998.

1997 Compared to 1996

Revenues. The Company's total operating revenues for 1997 increased 25.4% to $721.7 million from $575.4 million for 1996. The increase was primarily due to medical premium revenue increases of approximately $126.9 million, or 32.8%, from the Company's HMO and managed indemnity insurance subsidiaries. Such premium growth resulted principally from an approximate 30.3% increase in member months. The Company's HMO and insurance subsidiaries' premium rates increased approximately 2.5%, primarily due to an increase in its capitation rate for its Medicare members as established by HCFA. The increase was due in part to the Company's participation in HCFA's social HMO program. The Company realized 1% to 3% rate increases for its existing HMO subsidiaries' commercial groups and the managed indemnity subsidiary. However, these increases were offset in part by lower premium rates at MedOne Health Plan, an HMO acquired on December 31, 1996. The Company's specialty product revenue increased $12.9 million, or 9.7%, to $146.2 million in 1997 from $133.3 million in 1996. The increase was due to specialty product revenue growth in the workers' compensation insurance market of approximately $8.3 million and an increase in administrative services and other of $4.6 million due primarily to the acquisition of Prime Health, Inc., at the end of 1996. Some of this increase will be offset in the future by the loss of a portion of the state of Nevada's self-insured medical business. Also, effective September 30, 1997, the Company terminated its workers' compensation administrative services contract with the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $3.2 million in revenues for the year ended December 31, 1997. The contract was terminated to allow the Company to participate in the Nevada workers' compensation insurance market when the state allows private insurance companies to begin offering products, which is anticipated for 1999. Professional fees increased $2.4 million, or 8.3%, over 1996 to $31.2 million. This increase is due in part to the acquisition of the assets and operations of THC during the third quarter of 1997. THC provides home infusion, oxygen and durable medical equipment services in Nevada and Arizona. During the fourth quarter of 1997, SMHS began the implementation period of its TRICARE contract. The military contract revenue of $4.3 million is a result of this contract. Investment and other revenue was consistent with the prior year.

Medical and Specialty Product Expenses. Total medical expenses increased by $103.4 million in 1997 compared to 1996. This 32.7% increase resulted from the consolidated member month growth discussed previously. The Medical Care Ratio increased from 76.0% to 76.9% due primarily to member growth and expansion in areas with higher medical expenses, such as northern Nevada and Texas. In addition, MedOne Health Plan has a higher Medical Care Ratio, which further contributed to the increase in the Company's overall Medical Care Ratio. Specialty product expenses increased $12.3 million, or 9.4%, over 1996. This increase is due primarily to the increase in workers' compensation premiums noted above. Specialty product revenue and expense is primarily related to the workers' compensation insurance business.

The combined ratio for the workers' compensation insurance business was 101.9% for the year ended December 31, 1997, compared to 103.2% for the comparable prior year period. The reduction was due to a 40 basis point decrease in the loss ratio along with a 90 basis point decrease in the expense ratio. Compared to the prior year period, incurred losses for the current accident year were reduced as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims. In addition, the Company had net favorable loss development on prior accident years totaling $9.0 million compared to net favorable loss development of $15.3 million for the comparable prior year period. The favorable development is largely due to actual paid losses being below projected losses. The majority of the favorable loss development occurred on the 1992 through 1995 accident years. There can be no assurances that favorable development, or the magnitude thereof, will continue in the future. The losses and loss adjustment expense ratio for the year ended December 31, 1997 reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. Such projections are subject to change and any change would be reflected in the income statement. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the monies, earning a yield on the invested balance.

General, Administrative and Marketing Expenses. G&A costs increased $21.7 million, or 30.0%, for the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996. As a percentage of revenues, G&A costs for the twelve months ended December 31, 1997 increased to 13.0% from 12.6% during the comparable period in 1996. Of the $21.7 million increase in G&A, $8.6 million was in compensation costs primarily resulting from additional employees supporting expanded services and increased incentive amounts for management. Broker, third-party administration, and premium tax expenses increased approximately $8.5 million due to increased membership. Amortization and depreciation costs increased approximately $1.9 million primarily due to the amortization of goodwill resulting from the Prime acquisition. The remaining G&A increase was due to additional expenses in several areas including data processing maintenance.

     Military Contract Expense. During the fourth quarter of 1997, SMHS began the implementation period of its TRICARE contract. The military contract expense is a result of this contract.

Integration, Settlement and Other Costs. On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America, Inc. and recorded and paid expenses of approximately $11.0 million, $8.4 million after tax, for merger-related costs.

During the third quarter of 1997, SMHS, a wholly owned subsidiary of the Company, was awarded a contract to serve TRICARE eligible beneficiaries in Region 1. This region includes approximately 606,000 TRICARE beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of

$18.4 million, $10.6 million net of taxes, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve eligible beneficiaries in Region 1.

During 1995, as part of the Company's clinical expansion and growth efforts, the Company acquired a medical facility in Mohave County, Arizona, across the border from Laughlin, Nevada. This medical facility included a 12-bed hospital. During 1996, the Company implemented a plan to exit the hospital business and has actively pursued buyers for this business. As a result of this plan, the Company recorded a charge of $3.8 million, ($2.9 million after tax) in the fourth quarter of 1996, primarily to recognize the estimated costs to dispose of the hospital. As of December 31, 1998, the Company has been unable to reach an agreement to sell the hospital.

As a result of higher than expected claim and administrative costs relative to premium rates that can be obtained in certain regional insurance operations and the Company's inability to negotiate adequate provider contracts due to its limited presence in some of these markets, the Company adopted a plan to restructure certain insurance operations during the third quarter of 1996 and recorded a charge of $8.3 million, ($6.2 million after tax). These restructuring costs included cancellation of certain contractual obligations of $6.0 million, lease termination costs of $1.5 million and approximately $750,000 of other costs.

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

Income Taxes. The Company's effective tax rate for the year ended December 31, 1997 was 11.8%, compared to 25.2% in 1996. The difference between the Company's effective tax rate and the current federal tax rate is due primarily to a $4.7 million tax benefit recorded as a result of a reduction of the deferred tax valuation allowance and the Company's portfolio of tax preferred investments. These benefits are more significant as a result of the charges related to the Physicians Corporation of America acquisition and start-up costs associated with the TRICARE contract. Excluding these costs, the effective tax rate for 1997 is 23.9%. See Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flow from operating activities of $50.1 million during the twelve months ended December 31, 1998 resulted primarily from $39.6 million of net income, $19.3 million in depreciation and amortization and $6.4 million in provision for doubtful accounts offset by a $15.2 million decrease in cash flows from changes in assets and liabilities. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to an increase in reinsurance recoverable and military accounts receivable. The increase in reinsurance recoverable is primarily due to the new reinsurance agreement implemented by the Company's workers' compensation subsidiary for claims occurring on or after July 1, 1998 that are below $500,000 (see Note 6 to the Consolidated Financial Statements). Military accounts receivable increased due to the implementation of health care delivery in 1998. Military accounts receivable consists primarily of one month's contract payment from the government in arrears, estimates of bid price adjustments ("BPAs") under the contract based on actual experience and any change orders not originally specified in the contract. These cash outflows were offset in part by increases in military health care payable and other current liabilities. The increase in military health care payable is a result of health care delivery beginning June 1, 1998 for the Region 1 TRICARE contract. Military health care payable includes the estimated cost for unpaid claims for which health care services have been provided to TRICARE eligibles and a provision of the estimated costs for claims that have been incurred but have not been reported. The increase in other current liabilities is primarily due to expenses related to operations of the military services subsidiary and reinsurance premiums payable due to the new reinsurance contract.

SMHS receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense ("DOD") and accrues health care revenue on a monthly basis for any monies owed above its monthly cash receipt based on the number of at-risk eligible beneficiaries. Approximately $34 million of the military accounts receivable balance is associated with monies owed to SMHS as a result of providing health care services for a larger than expected beneficiary population. SMHS expects to receive this amount at the completion of the first BPA. The BPA process serves to adjust the DOD's monthly payments to SMHS, because such payments are based in part on 1996 DOD estimates for: beneficiary population, beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information is made available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to a lump sum adjustment for past months. SMHS accrues for such adjustments on a monthly basis as actual information is made available. The first such adjustment did not occur as scheduled on February 28, 1999 (SMHS anticipates additional DOD delays of up to 6 months). If the timing or amount of the BPA reimbursement varies significantly from the Company's expectations, there could be a material adverse effect on the Company's business and cash flows.

Net cash used for investing activities during 1998 included $40.7 million in capital expenditures for construction costs associated with office facilities, furniture and equipment for the newly constructed six-story administrative headquarters building, continued implementation of three new computer systems, computer and medical equipment, other capital needs to support the Company's growth, and a $24.2 million net increase in investments. In addition, approximately $111.4 million of cash was used to purchase the Dallas, Texas operations of Kaiser Foundation Health Plan.

Cash flows from financing activities included net proceeds from long-term borrowings (proceeds less payments) of $113.1 million. The majority of net proceeds from long-term borrowings was used to fund the Kaiser-Texas acquisition. The transaction was financed with a five-year revolving credit facility. As of December 31, 1998, the Company had $139 million in borrowings on the $200 million line of credit. Interest under the credit facility is variable and based on the London Interbank Offering Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio. In addition, $50 million of the outstanding balance is covered by interest-rate swap agreements. The average cost of borrowing on this line of credit for the fourth quarter of 1998, including the impact of the swap agreements, was approximately 8.0%. The terms of the credit facility contain a mandatory payment schedule that begins on June 30, 2001 and ends on September 30, 2003 if the principal balance exceeds certain thresholds. The terms of the credit facility contain certain covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. The remaining $61 million available balance on the line of credit as of December 31, 1998, may be used for general corporate purposes, including working capital.

During 1998 and 1997, the Company used $9.2 million and $5.5 million, respectively, to buy back Company stock on the open market.

In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). The CEO borrowed a total of $650,000 in 1998 and $2 million in 1997 at an interest rate equal to the LIBOR Offering Rate plus 53 basis points. During the first quarter of 1999, the CEO repaid approximately $360,000 of the line of credit. The line of credit is collateralized by certain of the CEO's rights to compensation from the Company and is due and payable no later than August 15, 1999.

In  September  1991,  CII  issued  convertible   subordinated   debentures  (the
"Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15.

Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. Unamortized issuance costs of $500,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. The Debentures are general unsecured obligations of CII only and are not guaranteed by Sierra Health Services, Inc. ("Sierra"). During the twelve months ended December 31, 1998, the Company purchased $3.2 million of the Debentures on the open market.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company had restricted assets on deposit in various states totaling $17.8 million as of December 31, 1998. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.1 million to $5.2 million. In addition, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at December 31, 1998, $81.3 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are generally available on an unrestricted basis.

The National Association of Insurance Commissioners has adopted new minimum capitalization requirements for HMOs, health care insurance entities and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Company intends to fund any increase from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements. The new requirements are expected to be effective on or before December 31, 1999 upon enactment by each state. The Company does not believe that any such required increase in the amount of funds to be contributed to the subsidiaries will be material.

The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

The Company has a 1999 capital budget of approximately $60 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system conversion and projected growth and expansion. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above, the Company's stock repurchase program, debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

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

At December 31, 1998, the inventory and assessment phases are substantially complete as it relates to all material computer systems and approximately 50% complete as it relates to non-information system technology. The Company estimates that the replacement/renovation phases and the testing/validation phases will be 95% complete by October 31, 1999. The Company estimates that it is approximately 50% complete with the total project as of December 31, 1998. Contingency planning for the mission critical business operations is scheduled to be completed by April 1999. These plans focus on business operations involving information systems and non-information systems technologies.

The Company has initiated formal communications with entities with whom it does business to assess their Year 2000 issues. Evaluations of the most critical third parties have been initiated, and follow-up reviews will be conducted through 1999. Contingency plans are being developed based on these evaluations and are expected to be completed by the middle of 1999. There can be no assurances that the systems of other companies or governmental agencies, such as HCFA and the Department of Defense ("DOD"), on which the Company relies will be timely modified for Year 2000, or that the failure to modify by another company would not have a material adverse effect on the Company. Based upon two separate reports issued by the United States General Accounting Office it is doubtful that the computer systems at both HCFA and the DOD will be fully Year 2000 compliant by the end of 1999. The Company does not currently have available data to predict the impact of such non-compliance on its business operations. Should there be any material delays caused by Year 2000 issues, the Company anticipates that the governmental entities will make estimated payments.

The Company is in the process of implementing three major systems at an estimated cost of $36 million to $38 million, which includes the implementation costs related to the recently acquired Kaiser-Texas operations. To date the Company has spent approximately $19.0 million on the new computer systems and other Year 2000 items. The Company is expensing the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs and other Year 2000 costs to be $13.0 million to $16.0 million for operations in existence prior to the Kaiser-Texas transaction and $6.0 million to $8.0 million for the Kaiser-Texas operations that were acquired on October 31, 1998. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

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

Inflation

Health care costs continue to rise at a faster rate than the Consumer Price Index. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures. There can be no assurance, however, that, in the future, the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, competitive pressures, applicable regulations, increases in pharmacy costs, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

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

While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. For example, any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to manage medical costs and may adversely affect financial results.

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

Recently Issued Accounting Standards

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use". SOP 98-1 requires certain computer software costs to be capitalized and amortized over the software's estimated useful life. In June 1998, the AcSEC issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". This standard requires organization costs and costs associated with start-up activities to be expensed as incurred. Both statements are effective for years beginning after December 15, 1998. The Company will adopt SOP 98-1 and SOP 98-5 for the fiscal year ending December 31, 1999 and does not believe these statements will have a material impact on its financial statements.

In June 1998, The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not believe this statement will have a material impact on its financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1998, the Company has approximately $392 million in cash and cash equivalents, and short-term, long-term and restricted investments. Of the investments, approximately $254.6 million is classified as available-for-sale investments and $54.0 million is classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with the Company's portfolio is interest rate risk.

Assuming an immediate 10% increase in interest rates, the net hypothetical loss in fair value of shareholders' equity related to financial instruments is estimated to be approximately $7.5 million (after tax) (2.5% of total shareholders' equity). The Company believes that such an increase in interest rates would not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on commonly used sensitivity analyses. The models project the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair value was estimated based on the net present value of cash flows or duration estimates, assuming an immediate 10% increase in interest rates.

As of December 31, 1998, the Company had approximately $139 million in borrowings outstanding under a revolving credit facility that was entered into in October 1998. Interest under the credit facility is variable and based on the London Interbank Offering Rate plus a margin, except for $50 million of the outstanding balance that is covered by interest-rate swap agreements. The average cost of borrowing on this line of credit was approximately 8% for the fourth quarter of 1998. If the average cost of borrowing on the amount outstanding as of December 31, 1998, was to increase by 10%, annual income before tax would decrease by approximately $900,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS
                                                                                                          Page

Management Report on Consolidated Financial Statements....................................................   34
Independent Auditors' Report..............................................................................   35
Consolidated Balance Sheets at December 31, 1998 and 1997.................................................   36
Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1997, and 1996......................................................................   37
Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 1998, 1997 and 1996...................................................   38
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997, and 1996......................................................................   39
Notes to Consolidated Financial Statements................................................................   40

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

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 1998, such systems and controls were adequate to meet the objectives discussed herein.

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




Paul H. Palmer
Vice President, Finance
     Chief Financial Officer,
     and Treasurer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Sierra Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc., and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at
Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 8, 1999

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS
                                                                                         1998                 1997
CURRENT ASSETS:
    Cash and Cash Equivalents..............................................       $    83,910,000        $  96,841,000
    Short-term Investments.................................................           110,008,000          115,498,000
    Accounts Receivable (Less:  Allowance for Doubtful
        Accounts 1998 - $10,540,000 ; 1997 - $7,916,000)...................            44,100,000           37,695,000
    Military Accounts Receivable...........................................            69,552,000            4,346,000
    Current Portion of Deferred Tax Asset .................................            14,311,000           15,496,000
    Reinsurance Recoverable................................................            32,076,000            5,159,000
    Prepaid Expenses and Other Current Assets..............................            39,974,000           25,571,000
        Total Current Assets...............................................           393,931,000          300,606,000

PROPERTY AND EQUIPMENT, NET................................................           229,164,000          148,831,000
LONG-TERM INVESTMENTS......................................................           180,816,000          155,153,000
RESTRICTED CASH AND INVESTMENTS............................................            17,758,000           16,540,000
REINSURANCE RECOVERABLE, Net of Current Portion............................            34,946,000           20,245,000
GOODWILL (Less:  Accumulated Amortization
         1998 - $5,213,000; 1997 - $2,898,000).............................           142,471,000           42,803,000
OTHER ASSETS...............................................................            46,034,000           39,758,000
TOTAL ASSETS...............................................................        $1,045,120,000         $723,936,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Accrued Liabilities..................................      $     69,284,000        $  43,601,000
    Accrued Payroll and Taxes.................................................            19,942,000           14,838,000
    Medical Claims Payable....................................................            78,022,000           55,943,000
    Current Portion of Reserve for
         Losses and Loss Adjustment Expense ..................................            79,869,000           63,358,000
    Unearned Premium Revenue..................................................            39,968,000           29,763,000
    Military Health Care Payable..............................................            53,820,000
    Current Portion of Long-term Debt.........................................             5,263,000            4,726,000
         Total Current Liabilities............................................           346,168,000          212,229,000

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion) ...........................           132,394,000          139,341,000
LONG-TERM DEBT (Less Current Portion) ........................................           242,398,000           90,841,000
OTHER LIABILITIES ............................................................            20,446,000           15,843,000
TOTAL LIABILITIES.............................................................           741,406,000          458,254,000

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 40,000,000
         Shares Authorized; Shares Issued:  1998 -- 28,236,000;
         1997 - 27,709,000....................................................               141,000              139,000
    Additional Paid-in Capital................................................           173,583,000          164,247,000
    Treasury Stock; 1998 - 966,900; 1997 - 426,800
         Common Shares........................................................           (14,821,000)          (5,601,000)
    Accumulated Other Comprehensive Income:
         Unrealized Holding (Loss) Gain on Available-for-Sale
              Investment......................................................            (1,027,000)             655,000
    Retained Earnings.........................................................           145,838,000          106,242,000
         Total Stockholders' Equity...........................................           303,714,000          265,682,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................        $1,045,120,000         $723,936,000

                                See  the  accompanying   notes  to  consolidated
financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1998, 1997 and 1996


                                                                             1998                1997                 1996
OPERATING REVENUES:
     Medical Premiums.............................................        $ 609,404,000        $513,857,000        $386,968,000
     Specialty Product Revenues ..................................          148,368,000         146,211,000         133,324,000
     Military Contract Revenues ..................................          204,838,000           4,346,000
     Professional Fees............................................           45,363,000          31,238,000          28,836,000
     Investment and Other Revenues ...............................           29,230,000          26,072,000          26,283,000
        Total.....................................................        1,037,203,000         721,724,000         575,411,000

OPERATING EXPENSES:
     Medical Expenses.............................................          513,209,000         419,272,000         315,915,000
     Specialty Product Expenses...................................          142,258,000         143,082,000         130,758,000
     General, Administrative and Marketing Expenses...............          110,687,000          93,919,000          72,237,000
     Military Contract Expenses ..................................          196,625,000           4,193,000
     Integration, Settlement and Other Costs......................           13,851,000          29,350,000          12,064,000
        Total.....................................................          976,630,000         689,816,000         530,974,000

OPERATING INCOME..................................................           60,573,000          31,908,000          44,437,000

INTEREST EXPENSE AND OTHER, NET...................................           (7,181,000)         (4,433,000)         (2,823,000)

INCOME FROM OPERATIONS
     BEFORE INCOME TAXES .........................................           53,392,000          27,475,000          41,614,000

PROVISION FOR INCOME TAXES........................................           13,796,000           3,234,000          10,471,000

NET INCOME .......................................................        $  39,596,000        $ 24,241,000        $ 31,143,000

EARNINGS PER COMMON SHARE:
         Net Income Per Share ....................................                $1.45                $.90               $1.17

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
         Net Income Per Share ....................................                $1.43                $.88               $1.15


                         See the  accompanying  notes to consolidated  financial
statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                  EQUITY For the Years Ended December 31, 1998,
                                  1997 and 1996
                             (Amounts in thousands)



                                                                                            Accumu-
                                                                                            lated
                                                                    Addi-                   Other                            Total
                                                                   tional                   Compre-     Compre-              Stock-
                                              Common Stock         Paid-In     Treasury    hensive      hensive   Retained  holders'
                                          Shares       Amount      Capital       Stock       Income     Income    Earnings   Equity




BALANCE, JANUARY 1, 1996..............     26,516       $133     $147,195   $    (130)    $9,659            0      $50,858  $207,715
 Comprehensive Income:
     Net Income.......................                                                                $31,143       31,143    31,143
     Other Comprehensive Income, Net of Tax
      Unrealized Loss on Available-for-sale-
          Investments ................                                                    (9,172)      (9,172)               (9,172)
 Comprehensive Income.................                                                                $21,971
 Common Stock Issued in Connection
     With Stock Plans.................        349          1        3,637                                                      3,638
Income Tax Benefit Realized Upon
     Exercise of Stock Options........                              1,158                                           ______     1,158
BALANCE, DECEMBER 31, 1996 ...........     26,865        134      151,990        (130)       487                    82,001   234,482
 Comprehensive Income:
     Net Income.......................                                                                $24,241       24,241    24,241
     Other Comprehensive Income,
        Net of Tax
     Unrealized Gain on Available-for-sale-
              Investments ............                                                       168          168                    168
 Comprehensive Income.................                                                                $24,409
 Common Stock Issued in Connection
     with Stock Plans.................        844          5       10,253                                                     10,258
  Purchase of Treasury Stock .........                                         (5,471)                                       (5,471)
  Income Tax Benefit Realized Upon
     Exercise of Stock Options........                              2,004                                                      2,004
BALANCE, DECEMBER 31, 1997 ...........     27,709        139      164,247      (5,601)       655                   106,242   265,682
 Comprehensive Income:
     Net Income.......................                                                                 $39,596      39,596    39,596
     Other Comprehensive Income,
         Net of Tax
     Unrealized Holding Loss on Available-
                 for-sale Investments Arising
                        During Period.                                                     (3,960)     (3,960)               (3,960)
            Reclassification Adjustment for
               Gains Included in Net Income                                                 2,278        2,278                 2,278
 Comprehensive Income.................                                                                 $37,914
 Common Stock Issued in Connection
     with Stock Plans.................        527          2        8,052                                                      8,054
  Purchase of Treasury Stock .........                                         (9,220)                                       (9,220)
  Income Tax Benefit Realized Upon
     Exercise of Stock Options........                              1,284                                                      1,284
  BALANCE, DECEMBER 31, 1998 .........     28,236       $141     $173,583    $(14,821)    $(1,027)                $145,838  $303,714


                                       See    the    accompanying    notes    to
consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                     1998             1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ........................................................      $  39,596,000    $   24,241,000       $ 31,143,000
      Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
          Depreciation and Amortization..................................         19,263,000        13,510,000         10,499,000
          Provision for Doubtful Accounts................................          6,379,000         4,283,000          3,057,000
      Change in Assets and Liabilities, Net of
         Effects from Acquisitions:
          Other Assets...................................................         (5,362,000)       (5,851,000)       (16,301,000)
          Reinsurance Recoverable .......................................        (41,618,000)       (5,635,000)        10,164,000
          Reserve for Losses and Loss Adjustment Expense ................          9,564,000        14,923,000          5,458,000
          Other Liabilities .............................................          4,594,000         6,838,000          6,985,000
          Minority Interests.............................................              9,000           (12,000)        (1,746,000)
          Accounts Receivable............................................         (2,870,000)       (7,944,000)       (12,469,000)
          Other Current Assets...........................................        (10,674,000)      (11,853,000)        (4,671,000)
          Military Accounts Receivable...................................        (69,552,000)       (4,346,000)
          Military Health Care Payable...................................         53,820,000
          Medical Claims Payable.........................................         12,333,000         8,974,000          4,973,000
          Other Current Liabilities......................................         34,606,000        15,692,000         15,354,000
          Net Cash Provided by Operating Activities .....................         50,088,000        52,820,000         52,446,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures...............................................        (40,743,000)      (55,642,000)       (17,927,000)
      Property and Equipment Dispositions, Net...........................                              772,000            172,000
      Purchase of Available-for-Sale Investments.........................       (901,542,000)   (1,078,396,000)      (712,503,000)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments.................................        884,288,000     1,046,523,000        752,279,000
      Purchase of Held-to-Maturity Investments...........................        (51,887,000)       (7,523,000)       (25,835,000)
      Proceeds from Maturities of Held-to-Maturity Investments...........         44,964,000        10,449,000         39,184,000
      Corporate Acquisitions, Net of Cash Acquired.......................       (111,408,000)       (3,145,000)       (36,310,000)
      Corporate Disposition, Net of Cash Disposed........................          1,373,000
          Net Cash Used for Investing Activities.........................       (174,955,000)      (86,962,000)          (940,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing..................................        172,200,000        25,000,000          1,000,000
      Payments on Debt and Capital Leases................................        (59,098,000)       (2,391,000)        (9,601,000)
      Purchase of Treasury Stock ........................................         (9,220,000)       (5,471,000)
      Exercise of Stock in Connection with Stock Plans...................          8,054,000        10,258,000          3,638,000
          Net Cash Provided by (Used for) Financing Activities...........        111,936,000        27,396,000         (4,963,000)

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS...............................................        (12,931,000)       (6,746,000)        46,543,000
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR...........................................................         96,841,000       103,587,000         57,044,000

CASH AND CASH EQUIVALENTS AT END OF YEAR.................................      $  83,910,000    $   96,841,000       $103,587,000

                   See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


1.   BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"). The Company is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's broad range of managed health care services is provided through its health maintenance organizations ("HMOs"), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, workers' compensation medical management programs and its military health services programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

Acquisitions. On October 31, 1998, Texas Health Choice, L.C. ("TXHC") (formerly HMO Texas, L.C.), a subsidiary of Sierra, completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth with approximately 109,000 members, and Permanente Medical Association of Texas ("Permanente"), a 150 physician medical group operating in that area. The purchase price was $124 million, which is net of $20 million in operating cost support to be paid to Sierra by Kaiser Foundation Hospitals in five quarterly installments following the closing of the transaction. The purchase price allocation includes a premium deficiency reserve of approximately $25 million for estimated losses on the contracts acquired from Kaiser-Texas. The purchase price includes amounts for real estate and eight medical and office facilities encompassing approximately 500,000 square feet. During the first quarter of 1999 certain accreditation goals were met by the health plan resulting in a purchase price increase of $3.0 million, to $127 million. The purchase price may increase an additional $27 million over three years if certain growth and member retention goals are met by the health plan.

The acquisition has been recorded using purchase accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The goodwill, in the amount of $102.0 million, is being amortized on a straight line basis over 40 years.

The following pro forma information (unaudited) has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for the amortization of goodwill arising from the transaction and interest expense that would have been incurred to finance the purchase. The pro forma financial information is not necessarily indicative of the results of operations had the transaction been effected on the assumed dates.

                                                                         1998                        1997

         Total Revenue .......................................      $1,207,000,000                $923,797,000
         Net Income (Loss)....................................         (2,818,000)                (20,239,000)
         Net Income (Loss) Per Common Share...................               (.10)                       (.75)
         Net Income (Loss) Per Common Share
              Assuming Dilution...............................               (.10)                       (.75)

On December 31, 1998, Sierra completed the acquisition of the Nevada health care business of Exclusive Healthcare, Inc., United of Omaha Life Insurance Company and United World Life Insurance Company, all of which are subsidiaries of Mutual of Omaha Insurance Company. The purchase price is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000. Sierra retained approximately 9,000 members (approximately 4,400 HMO members) subsequent to the acquisition.

In August 1997, the Company acquired the assets and operations of Total Home Care, Inc. ("THC") for approximately $3.1 million, net of cash acquired. THC provides home infusion, oxygen, and durable medical equipment services in Nevada and Arizona. The Company sold the Arizona operations in the first

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


quarter of 1998 for approximately $1.5 million. Also, in the first quarter of 1998, the Company purchased three medical clinics in southern Nevada for approximately $7.3 million.

Effective December 31, 1996 the Company purchased Prime Holdings, Inc. ("Prime"), for approximately $32 million in cash. At December 31, 1996 Prime operated MedOne Health Plan, Inc. ("MedOne"), a 12,800 member HMO. Prime also served 215,000 people through preferred provider organizations, workers' compensation programs and administrative service products for self-insured employers and union welfare trust funds, primarily in the state of Nevada. The acquisition resulted in goodwill of $31 million.

In  November  1996,  the  Company  acquired  complete   ownership  of  TXHC  for
$5,040,000. The Company had previously held a 50 percent interest in the Houston-based health plan. The purchase resulted in goodwill of $5,040,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's wholly owned subsidiaries include:
Health Plan of Nevada, Inc. ("HPN"), TXHC and MedOne, all licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company; Southwest Medical Associates, Inc. ("SMA"), and The Medical Group of Texas ("TMGT"), multi-specialty medical groups; CII Financial, Inc. ("CII"), a holding company primarily engaged in writing workers' compensation insurance through its wholly owned subsidiaries; Sierra Military Health Services, Inc., ("SMHS"), a company that has been contracted to provide and administer managed care services to certain TRICARE eligible beneficiaries from June 1, 1998 to May 31, 2003; administrative services companies; a home health care agency; a hospice; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services.

Medical Premiums. Non-Medicare member enrollment is represented principally by employer groups. Medical premiums are billed to each employer group in accordance with negotiated contracts, and such premium revenue is recognized when earned. Unearned premium revenue includes payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN, TXHC and MedOne commercial and SHL indemnity premiums. HPN and TXHC offer a prepaid health care program to Medicare recipients. Revenues associated with these Medicare recipients were approximately $238,913,000, $186,105,000 and $140,611,000 in 1998, 1997 and 1996, respectively.

Specialty Product Revenues. These revenues consist primarily of workers' compensation premiums. Premiums are calculated by formula such that the premium written is earned pro rata over the term of the policy. Also included in specialty product revenues are administrative services and certain ancillary product revenues. Such revenues are recognized in the period in which the service is performed or the period that coverage for services is provided. Premiums written in excess of premiums earned are recorded as an unearned premium revenue liability. Premiums earned include an estimate for earned but unbilled premiums. Also included in specialty product revenue are revenues associated with administrative services and certain ancillary products.

Military Contract Revenues. Revenue under the TRICARE contract is recorded based on the contract price as agreed to by the federal government. The contract also contains provisions which adjust the contract price based on actual experience. The estimated effects of these adjustments are recognized on a monthly basis. In addition, the Company records revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


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

Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 606,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company. Also included in military contract expense are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

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

Military Accounts Receivable. Amounts receivable under government contracts are comprised primarily of one month's contract payment from the government in arrears, estimates of adjustments under the contract based on actual experience, and estimates of the earned portion of any change orders not originally specified in the contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


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

Goodwill. Goodwill has been recorded primarily as a result of various business acquisitions by the Company. Amortization is provided on a straight line basis over periods not exceeding 40 years. The Company evaluates the carrying value of its intangible assets at each balance sheet date.

Medical Claims Payable and Military Health Care Payable. Medical claims payable and Military health care payable include the estimated cost for unpaid claims for which health care services have been provided to enrollees and TRICARE eligibles and a provision of the estimated costs for claims that have been incurred but have not been reported.

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

Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of investments and accounts receivable. The Company maintains cash and cash equivalents, and short- and long-term investments with various financial institutions. These financial institutions are located in many different regions, and company policy is designed to limit exposure with any one institution.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base, other than gaming, and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates. Such operations are principally in California, Nevada and Texas. However, the Company is licensed and does business in several other states as well. As of December 31, 1998, the Company has receivables outstanding from the federal government related to its TRICARE contract in the amount of $69.6 million. The Company also has receivables from certain reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance contracts with are rated A- or better by the A.M. Best Company.

Recently Issued Accounting Standards. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use". SOP 98-1 requires certain computer software costs to be capitalized and amortized over the software's estimated useful life. In June 1998, the AcSEC issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". This standard requires organization costs and costs

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


associated with start-up activities to be expensed as incurred. Both statements are effective for years beginning after December 15, 1998. The Company will adopt SOP 98-1 and SOP 98-5 for the fiscal year ending December 31, 1999 and does not believe these statements will have a material impact on its financial statements.

In June 1998, The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 1999. FAS 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not believe this statement will have a material impact on its financial statements.

Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions include, but are not limited to, medical and specialty product expenses and military revenue and expenses. Actual results may materially differ from estimates.

Reclassifications. Certain amounts in the Consolidated Financial Statements for the years ended December 31, 1997 and 1996 have been reclassified to conform with the current year presentation.

3.   EARNINGS PER SHARE

     The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                     Dilutive
                                                                Basic              Stock Options           Diluted

For the Year Ended December 31, 1998:
Net Income.....................................               $39,596,000                     0           $39,596,000
Shares.........................................                27,391,000               356,000            27,747,000
Per Share Amount...............................                     $1.45                                       $1.43

For the Year Ended December 31, 1997:
Net Income.....................................               $24,241,000                                 $24,241,000
Shares.........................................                27,013,000               413,000            27,426,000
Per Share Amount...............................                      $.90                                        $.88

For the Year Ended December 31, 1996:
Net Income.....................................               $31,143,000                                 $31,143,000
Shares.........................................                26,589,000               602,000            27,191,000
Per Share Amount...............................                     $1.17                                       $1.15

Stock Split. On May 5, 1998, the Company announced a three-for-two stock split. Each stockholder of record of the Company owning one share of common stock, par value of $.005, as of the close of business on the record date of May 18, 1998, received an additional one-half share on June 18, 1998. In lieu of any fractional share resulting from the stock split, a stockholder received a cash payment based on the closing price of the Company's common stock on the record date. The par value remains $.005 per share. Common stock and earnings per share amounts have been retroactively adjusted to account for the split.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive.

4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of the following:


        Classification                                                      1998                       1997


           Land...................................................      $  28,588,000             $  14,296,000
           Buildings and Improvements.............................        145,308,000               109,307,000
           Furniture, Fixtures and Equipment......................         57,261,000                38,692,000
           Data Processing Equipment and Software.................         43,643,000                31,452,000
           Software in Development and Construction
              in Progress.........................................         20,324,000                 4,170,000
           Less: Accumulated Depreciation ........................        (65,960,000)              (49,086,000)
               Net Property and Equipment.........................       $229,164,000              $148,831,000

The following is an analysis of property and equipment under capital leases by classification as of December 31:

        Classification                                                       1998                       1997
           Data Processing Equipment and Software ................         $4,736,000                $4,779,000
           Furniture, Fixtures and Equipment......................          3,783,000                   728,000
           Building...............................................            245,000                   245,000
           Less: Accumulated Depreciation.........................         (2,185,000)                 (467,000)
              Net Property and Equipment..........................         $6,579,000                $5,285,000

The Company capitalizes interest expense as part of the cost of construction of facilities and the implementation of computer systems. Interest expense capitalized in 1998, 1997 and 1996 was $1,037,000, $1,621,000 and $245,000,
respectively.

5.   CASH AND INVESTMENTS

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. The remaining investments have been categorized as available-for-sale and as a result are stated at their fair value. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity until realized. Gross realized gains and losses on investments in 1998 were $4.8 million and $2.5 million, respectively. Realized gains and losses are calculated using the specific identification method and are included in net income.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1998:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-Sale Investments:
Classified as Short-term:
    U.S. Government
       and its Agencies.....................            $  19,180,000        $    52,000         $   219,000        $ 19,013,000
    Municipal Obligations...................               24,974,000             88,000               5,000          25,057,000
    Corporate Bonds.........................               31,419,000             45,000              60,000          31,404,000
    Other. . . . ...........................               13,795,000             41,000             548,000          13,288,000
       Total Short-term.....................               89,368,000            226,000             832,000          88,762,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................               61,034,000            608,000           1,357,000          60,285,000
    Mortgage Backed.........................                6,209,000              1,000             216,000           5,994,000
    Municipal Obligations...................               33,086,000            229,000             408,000          32,907,000
    Corporate Bonds.........................               51,198,000            714,000             769,000          51,143,000
       Total Long-term......................              151,527,000          1,552,000           2,750,000         150,329,000

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                8,549,000             87,000                               8,636,000
    Municipal Obligations...................                2,594,000            124,000                               2,718,000
    Corporate Bonds.........................                2,071,000             19,000                               2,090,000
    Other. . . . . . . . . .................                2,081,000                                                  2,081,000
       Total Restricted ....................               15,295,000            230,000                              15,525,000
          Total Available-for-Sale .........             $256,190,000         $2,008,000          $3,582,000        $254,616,000

Held-to-Maturity Investments:
Classified as Short-term:
    U.S.  Government
       and its Agencies.....................            $   8,468,000       $      9,000         $   432,000       $   8,045,000
    Mortgage Backed.........................                5,936,000                                266,000           5,670,000
    Municipal Obligations...................                1,570,000             44,000                               1,614,000
    Corporate Bonds.........................                5,272,000             66,000                               5,338,000
       Total Short-term.....................               21,246,000            119,000             698,000          20,667,000

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................                6,529,000             29,000              51,000           6,507,000
   Mortgage Backed..........................               14,331,000                                672,000          13,659,000
   Municipal Obligations....................                4,154,000            259,000                               4,413,000
   Corporate Bonds..........................                5,473,000            441,000                               5,914,000
       Total Long-term......................               30,487,000            729,000             723,000          30,493,000

Classified as Restricted:
    U.S.  Government
       and its Agencies.....................                  495,000              9,000                                 504,000
    Municipal Obligations...................                  574,000             17,000                                 591,000
    Corporate Bonds.........................                1,164,000             50,000                               1,214,000
       Total Restricted ....................                2,233,000             76,000                               2,309,000
          Total Held-to-Maturity ...........             $ 53,966,000        $   924,000          $1,421,000        $ 53,469,000


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


     The following table summarizes the Company's short-term, long-term and restricted investments as of December 31, 1997:

                                                                                Gross               Gross              Estimated
                                                            Amortized         Unrealized          Unrealized            Fair
                                                            Cost               Gains               Losses               Value
Available-for-Sale Investments:
Classified as Short-term:
    U.S. Government
       and its Agencies...........................      $   7,577,000        $    31,000           $   1,000       $   7,607,000
    Municipal Obligations.........................         41,732,000             88,000             194,000          41,626,000
    Corporate Bonds.....................48,945,000            345,000             74,000          49,216,000
    Other . . . . . ..............................          6,163,000              9,000              99,000           6,073,000
       Total Short-term...........................        104,417,000            473,000             368,000         104,522,000

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................         38,031,000            169,000              59,000          38,141,000
    Municipal Obligations.........................          3,160,000            139,000               1,000           3,298,000
    Corporate Bonds.....................81,299,000            776,000             43,000          82,032,000
    Other . . . . . ...............         63,000                                                    63,000
       Total Long-term............................        122,553,000          1,084,000             103,000         123,534,000

Classified as Restricted:
    U.S. Government
       and its Agencies...........................          8,639,000             34,000              12,000           8,661,000
    Municipal Obligations.........................          3,166,000            104,000                               3,270,000
    Corporate Bonds........................497,000              1,000                                498,000
    Other. . . . . . . . . .......................          2,373,000                                                  2,373,000
       Total Restricted ..........................         14,675,000            139,000              12,000          14,802,000
          Total Available-for-Sale ...............       $241,645,000         $1,696,000            $483,000        $242,858,000

Held-to-Maturity Investments:
Classified as Short-term:
    U.S. Government
       and its Agencies...........................      $   2,884,000        $    33,000                           $   2,917,000
    Corporate Bonds ..............................          8,092,000            189,000                               8,281,000
       Total Short-term...........................         10,976,000            222,000                              11,198,000

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................         14,313,000             20,000           $  38,000          14,295,000
    Municipal Obligations.........................          6,038,000            372,000                               6,410,000
    Corporate Bonds..................   11,268,000            509,000             11,000          11,766,000
       Total Long-term............................         31,619,000            901,000              49,000          32,471,000

Classified as Restricted:
    Municipal Obligations.........................            575,000             26,000                                 601,000
    Corporate Bonds..................    1,163,000             22,000                              1,185,000
       Total Restricted ..........................          1,738,000             48,000                               1,786,000
          Total Held-to-Maturity .................       $ 44,333,000         $1,171,000           $  49,000       $  45,455,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


The contractual maturities of available-for-sale short-term, long-term and restricted investments at December 31, 1998 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.
                                                                           Amortized               Estimated
                                                                               Cost                Fair Value

Due in one year or less......................................             $  64,036,000            $  63,497,000
Due after one year through five years........................                54,609,000               55,362,000
Due after five years through ten years.......................                16,763,000               17,063,000
Due after ten years..........................................               120,782,000              118,694,000
     Total...................................................              $256,190,000             $254,616,000


The  contractual  maturities  of  held-to-maturity  short-term,   long-term  and
restricted investments at December 31, 1998 were as follows:

                                                                           Amortized               Estimated
                                                                               Cost                Fair Value

Due in one year or less......................................               $12,563,000              $12,417,000
Due after one year through five years........................                12,209,000               12,957,000
Due after five years through ten years.......................                 2,954,000                2,988,000
Due after ten years..........................................                26,240,000               25,107,000
     Total...................................................               $53,966,000              $53,469,000

Of the cash and cash equivalents that total $83,910,000 million in the accompanying Consolidated Balance Sheet at December 31, 1998, $81,328,000 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

6.   REINSURANCE

In the normal course of business, the Company seeks to reduce potential losses that may arise from catastrophic events that cause unfavorable underwriting results by reinsuring certain levels of such risk with other reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policy.

The Company is covered under medical reinsurance agreements that provide coverage for 50% - 90% of hospital and other costs in excess of, depending on the contract, $100,000 to $200,000, per case, up to a maximum of $2,000,000 per member per lifetime for both the managed indemnity and HMO subsidiaries. In addition, certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract. Reinsurance premiums of $2,860,000, $3,156,000 and $3,235,000 net of reinsurance recoveries of $1,185,000, $1,729,000 and $2,276,000 are included in medical expense for 1998, 1997 and 1996, respectively. In addition, SHL maintains reinsurance on certain other insurance products.

CII also has reinsurance treaties in effect. Effective January 1, 1998, workers' compensation claims between $500,000 and $100,000,000 per occurrence are reinsured. In 1997 and 1996, workers' compensation claims between $350,000 and $60,000,000 per occurrence were reinsured. In addition, effective July 1, 1998, workers' compensation claims below $500,000 per occurrence are reinsured under quota share and excess reinsurance agreements (referred to as "low level reinsurance") with an A+ rated carrier. Under this agreement, CII reinsures 30% of the first $10,000 of each loss, 75% of the next $40,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


     and 100% of the next $450,000. CII receives a ceding commission from the reinsurer as a partial reimbursement of its operating expenses.

The low level reinsurance agreement contains both retroactive and prospective reinsurance coverage and CII has bifurcated the low level reinsurance agreement to account for the different accounting treatments. The amount by which the estimated ceded liabilities exceed the amount paid for the retroactive coverage is amortized to income over the estimated remaining settlement period using the interest method. For the year ended December 31, 1998, CII amortized a deferred gain of $1,038,000. Any subsequent changes in estimated or actual cash flows are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income.

At December 31, 1998 and 1997, the amount of reinsurance recoverable under prospective reinsurance contracts for unpaid losses and loss adjustment expenses for CII was $37,797,000 and $21,056,000, respectively. At December 31, 1998, the amount of reinsurance recoverable under the retroactive reinsurance contract was $18,710,000. The amount of reinsurance receivable for paid losses and loss adjustment expenses was $1,917,000 and $358,000, at December 31, 1998 and 1997, respectively.

Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance contracts with are rated A- or better by the A.M. Best company.

The following table provides workers' compensation prospective reinsurance information for the three years ended December 31, 1998:

                                                             Change in
Recoveries                                                   Recoverable
on Paid                                                      on Unpaid               Premiums
  Losses/LAE                                                  Losses/LAE            Ceded

1998:
 Travelers Indemnity Company
     of Illinois...............................               $1,379,000          $19,664,000          $16,095,000
 General Reinsurance Corporation...............                3,292,000           (2,923,000)          3,533,000
 Others .......................................                                                           202,000
 Total ........................................               $4,671,000          $16,741,000         $19,830,000

1997:
 General Reinsurance Corporation.................            $   841,000          $ 5,380,000         $ 4,872,000
 Others .........................................                                                         187,000
 Total ..........................................            $   841,000          $ 5,380,000         $ 5,059,000

1996:
 General Reinsurance Corporation.................             $3,076,000         $(10,195,000)         $4,713,000
 Others .........................................                                                         456,000
 Total ..........................................             $3,076,000         $(10,195,000)         $5,169,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


7.   LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE. There can be no assurances that favorable development, or the magnitude of the development, will continue in the future.

                                                                            Year ended December 31,
                                                                               1998              1997             1996


Net Beginning Losses and LAE Reserve .....................         $181,643,000     $172,100,000      $156,447,000

Net Provision for Insured Events Incurred in:
   Current Year ..........................................          103,990,000      102,301,000       101,401,000
   Prior Years............................................           (9,643,000)      (8,970,000)      (15,284,000)
     Total Net Provision..................................           94,347,000       93,331,000        86,117,000

Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year ..........................................           29,592,000       26,811,000        24,733,000
   Prior Years............................................           71,932,000       56,977,000        45,731,000
     Total Net Payments ..................................          101,524,000       83,788,000        70,464,000

Net Ending Losses and LAE Reserve ........................          174,466,000      181,643,000       172,100,000
Reinsurance Recoverable ..................................           37,797,000       21,056,000        15,676,000

Gross Ending Losses and LAE Reserve ......................         $212,263,000     $202,699,000      $187,776,000

8.   LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                                                                1998                     1997

Revolving Credit Facility............................................        $139,000,000             $ 25,000,000
7 1/2% Convertible Subordinated Debentures ..........................          51,251,000               54,467,000
6% Mortgage Note.....................................................          35,171,000
7 1/5% Mortgage Note.................................................          13,440,000
7 3/8% Mortgage Note  ...............................................             821,000                5,833,000
Adjustable Rate Mortgage Note .......................................                                    3,116,000
Other................................................................           7,978,000                7,151,000
  Total..............................................................         247,661,000               95,567,000
Less Current Portion.................................................          (5,263,000)              (4,726,000)
Long-term Debt.......................................................        $242,398,000              $90,841,000

Revolving Credit Facility. On October 31, 1998, the Company replaced its prior line of credit with a $200 million credit facility under which it has $139 million in borrowings outstanding as of December 31, 1998. Interest under the credit facility is variable and based on the London Interbank Offering Rate plus a margin determined by reference to the Company's leverage ratio. Of the outstanding balance, $50.0 million is covered by interest-rate swap agreements. The average cost of borrowing on this line of credit for the fourth quarter of 1998, including the impact of the swap agreements, was approximately 8.0%. The terms of the credit facility contain a mandatory payment schedule that begins on June 30, 2001 and ends on September 30, 2003 if the principal balance exceeds certain thresholds. The terms of the credit facility

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


contain certain covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. In November 1998, the Company borrowed approximately $110 million to fund the acquisition of Kaiser- Texas.

7 1/2% Convertible Subordinated Debentures. In September 1991 CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. Unamortized issuance costs of $509,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. Accrued interest on the Debentures as of December 31, 1998 and 1997 was $1,117,000 and $1,191,000, respectively. The Debentures are redeemable by CII, in whole or in part, at redemption prices of 101.05% in 1999 and 100.75% thereafter, plus accrued interest. The Debentures are general unsecured obligations of CII only and were not assumed or guaranteed by Sierra. During the twelve months ended December 31, 1998 and 1997, the Company purchased $3,216,000 and $30,000, respectively, of the debentures on the open market.

6.0% Mortgage Note. In conjunction with the acquisition of Kaiser-Texas, TXHC executed a deed of trust note for $35,200,000. The note is secured by deeds of trust covering the underlying real estate and fixtures. The terms of the note include fixed monthly payments of $211,000 for five years at which time the remaining principal is due.

7 1/5% Mortgage Note. In January 1998, the Company obtained a $15,000,000 loan from Bank of America, Nevada at an interest rate of 7 1/5%. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering the newly constructed portion of the Company's administrative headquarters complex and underlying real property.

7 3/8% Mortgage Note. In December 1993, the Company obtained a loan from Bank of America, Nevada. This loan is secured by a deed of trust, assignment of rents and leases, and a security agreement and fixture filing covering a portion of the Company's administrative headquarters complex and underlying real property.

Adjustable Rate Mortgage Note. In 1998, the Company repaid a mortgage which had an adjustable rate with an interest margin of 3% over the Federal Home Loan Bank Board 11th District Cost of Funds Index, a maximum interest rate of five percentage points above the initial rate of 11.85% and a minimum interest rate of 8%.

Other. The Company has obligations under capital leases with interest rates from 6.3% to 13.4%. In addition, the Company has term loans with the City of Baltimore and the State of Maryland.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1998, are as follows:

                                                                                                   Obligations
                                                                              Notes               Under Capital
     Year ending December 31,                                              Payable                  Leases
         1999.................................................            $   2,761,000            $2,932,000
         2000.................................................                2,310,000             1,967,000
         2001.................................................               53,263,000             1,314,000
         2002.................................................                2,150,000             1,278,000
         2003 ................................................              173,984,000               105,000
         Thereafter...........................................                6,379,000               276,000
            Total.............................................             $240,847,000             7,872,000
         Less:  Amounts Representing Interest.................                                     (1,058,000)
         Present Value of Minimum Lease Payments..............                                     $6,814,000

The fair value of the Debentures at December 31, 1998 was $48,176,000 which was determined based on the market price on January 7, 1999. Excluding the Debentures, the fair value of long-term debt, including the current portion, is $195,057,000 based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

9.   INCOME TAXES

A summary of the provision for income taxes for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                             1998                 1997                  1996

Provision for Income Taxes:
     Current.....................................          $12,595,000           $5,528,000           $11,860,000
     Deferred....................................            1,201,000           (2,294,000)           (1,389,000)
                                                           $13,796,000           $3,234,000           $10,471,000


The following reconciles the difference between the 1998, 1997 and 1996 current and statutory provision for income taxes:

                                                             1998                 1997                  1996


Statutory Rate ..................................             35%                    35%                   35%
Tax Preferred Investments .......................           (2)                    (5)                   (6)
Change in Valuation Allowance ...................           (9)                   (17)                   (6)
Other ...........................................            2                     (1)                    2
     Provision for Income Taxes .................             26%                    12%                   25%


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


     The tax effects of significant  items comprising the Company's net deferred tax assets are as follows:

                                                                                    1998                 1997
Deferred Tax Assets:
    Medical and Losses and LAE Reserves ......................                  $  4,398,000          $  7,428,000
    Accruals Not Currently Deductible.........................                     4,875,000             7,269,000
    Compensation Accruals ....................................                     4,569,000             2,344,000
    Bad Debt Allowances.......................................                     2,189,000             2,041,000
    Loss Carryforwards and Credits............................                     9,878,000            11,543,000
    Unearned Premiums.........................................                       850,000               902,000
    Deferred Reinsurance Gains................................                     2,188,000
    Other ....................................................                       551,000
                                                                                  29,498,000            31,527,000

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs ........................                       586,000               596,000
    Depreciation and Amortization ............................                     6,249,000             4,872,000
    Other ....................................................                       558,000             1,096,000
                                                                                   7,393,000             6,564,000
    Net Deferred Tax Asset Before
       Valuation Allowance....................................                    22,105,000            24,963,000

    Valuation Allowance ......................................                    (1,575,000)           (6,266,000)
    Net Deferred Tax Asset ...................................                   $20,530,000           $18,697,000


At December 31, 1998, the Company had approximately $20,022,000 of regular tax net operating loss carryforwards which are limited to use at the rate of approximately $7,021,000 per year during the carryforward period. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2011. In addition to the net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $848,000 which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits. The majority of the above items are subject to both annual and separate company limitations required by the Internal Revenue Code.

A valuation allowance has been set up to reflect the Company's inability to use tax benefits from certain acquisitions currently or in the near future. For the years ended December 31, 1998 and 1997, the Company was able to realize a portion of the tax benefits for which a valuation allowance had been previously established. As a result, the Company reduced its valuation allowance by $4,691,000 and $4,663,000 for the years ended December 31, 1998 and 1997, respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


10.  COMMITMENTS AND CONTINGENCIES

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

     Year Ending December 31,
          1999...................................................           $  8,811,000
          2000...................................................              6,896,000
          2001...................................................              6,060,000
          2002...................................................              5,665,000
          2003 ..................................................              3,740,000
          Thereafter.............................................              5,038,000
               Total.............................................            $36,210,000

Rent expense  totaled  $8,763,000,  $5,827,000 and $4,945,000 in 1998,  1997 and
1996, respectively.

Litigation and Legal Matters. The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on the Company's financial condition.

11.       EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company contributes a maximum of 2% of eligible employees' compensation and matches 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS statute. Expense under the plan totaled $4,522,000, $3,929,000 and $3,216,000 in 1998, 1997 and 1996,
respectively.

Supplemental Retirement Plan. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. The Company also matches 50% of those contributions that participants are restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon participant death, disability, retirement, termination of employment or certain other circumstances including financial hardship.

Executive Life Insurance Plan. Effective July 1, 1997 the Company has funded and entered into split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract.

     Supplemental Executive Retirement Plan (SERP).  Effective July 1, 1997, the
Company  adopted  a  defined  benefit   retirement  plan  covering  certain  key
employees. The Company is funding the benefits through the

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


purchase of certain life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. In 1998, the Company expanded the SERP to include more participants. The effect of adding these participants is included in plan amendments in the reconciliation below.

A reconciliation of ending year balances is as follows:

                                                                                        For the Year Ended
                                                                                            December 31,
                                                                                    1998                  1997
     Change in Benefit Obligation:
         Projected Benefit Obligation at Beginning of Period
            (Inception for 1997) ......................................          $ 9,515,000           $ 9,008,000
         Service Cost .................................................              408,000               132,000
         Interest Cost ................................................              875,000               375,000
         Plan Amendments...............................................              995,000
         Actuarial Gains/Losses........................................            1,925,000
         Benefits Paid ................................................              (97,000)
         Benefit Obligation at End of Period...........................           13,621,000             9,515,000

     Change in Plan Assets:
         Fair Value of Plan Assets at Beginning of Period..............            1,872,000
         Actual Return on Plan Assets .................................              (58,000)             (308,000)
         Company Contributions ........................................            2,679,000             2,180,000
         Fair Value of Plan Assets at End of Period....................            4,493,000             1,872,000

         Funded Status of the Plan ....................................           (9,128,000)           (7,643,000)
         Unrecognized Actuarial Change.................................            1,858,000
         Unrecognized Prior Service Credit ............................            8,757,000             8,647,000
         Unrecognized Net Loss ........................................              748,000               394,000
         Total Recognized .............................................          $ 2,235,000           $ 1,398,000

     Total Recognized Amounts in the Financial
        Statements Consist of:
         Accrued Benefit Liability ....................................          $(3,325,000)          $(2,964,000)
         Intangible Asset .............................................            5,560,000             4,362,000
         Total ........................................................          $ 2,235,000           $ 1,398,000

     Assumptions:
         Discount Rate ................................................                  7.0%                 7.0%
         Expected Return on Plan Assets ...............................                  8.0%                 8.0%
         Rate of Compensation Increase ................................                  5.0%                 5.0%

     Components of Net Periodic Benefit Cost:

         Service Cost..................................................          $   408,000            $  132,000
         Interest Cost ................................................              875,000               375,000
         Expected Return on Plan Assets................................             (295,000)              (87,000)
         Amortization of Prior Service Credits.........................              885,000               361,000
         Recognized Actuarial Loss.....................................               68,000
         Net Periodic Benefit Cost.....................................           $1,941,000            $  781,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


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

Stock Option Plans. The Company has several plans that provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of Options, Stock, and other stock-based awards. Awards are granted by a committee appointed by the Board of Directors. Options become exercisable at such times and in such installments as set by the committee. The exercise price of each option equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 25% per year. Options generally expire one year after the end of the vesting period.

The following table reflects the activity of the stock option plans:

                                                       Number of                  Option              Weighted
                                                         Shares                    Price           Average Price

Outstanding January 1, 1996.................           2,790,000            $  2.25  - $21.17           $14.36
   Granted..................................             480,000              16.67  -  23.33            17.43
   Exercised................................            (249,000)              2.25  -  19.09             8.38
   Canceled.................................             (23,000)              7.13  -  21.17            14.47
Outstanding December 31, 1996 ..............           2,998,000               5.00  -  23.33            15.34
   Granted..................................             459,000              16.25  -  24.50            23.15
   Exercised................................            (705,000)              5.00  -  21.17            11.81
   Canceled.................................             (97,000)              6.31  -  23.33            17.33
Outstanding December 31, 1997 ..............           2,655,000               6.31  -  24.50            17.53
   Granted..................................             468,000              16.94  -  24.83            22.49
   Exercised................................            (386,000)              6.31  -  23.33            14.25
   Canceled.................................              (7,000)              7.13  -  24.50            17.01
Outstanding December 31, 1998...............           2,730,000               6.31  -  24.83            18.89

Exercisable at December 31, 1998 ...........           1,274,000              $6.31    $24.50           $17.16

Available for Grant at
   December 31, 1998 .......................           3,002,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


     The following table summarizes  information about stock options outstanding at December 31, 1998:

                                Weighted Average                                                Weighted Average
        Range of Exercise           Remaining                    Options                         Exercise Price
            Prices              Contractual Life        Outstanding      Exercisable      Outstanding       Exercisable

  $ 6.31  -   6.311,264 days            16,000             16,000            $ 6.31         $ 6.31
9.91  - 12.083,068 days                189,000            136,000             11.10          11.11
16.25  - 21.171,081 days             1,678,000          1,034,000             17.53          17.52
22.17  - 24.831,986 days               847,000             88,000             23.57          24.30

Employee Stock Purchase Plan. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. As of December 31, 1998, the Company had 353,000 shares reserved for purchase under the Purchase Plan. During 1998, a total of 144,000 shares were purchased at prices of $17.75 and $19.06 per share. During January 1999, 72,000 shares were issued to employees at $17.85 per share in connection with the Purchase Plan.

Accounting for Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock option plans nor the Stock Purchase Plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              For the Years Ended
                                                                1998                  1997               1996

Net Income                          As reported             $39,596,000           $24,241,000          $31,143,000
                                    Proforma                 37,106,000            22,177,000           29,703,000

Net Income Per Share                As reported                   $1.45                  $.90                $1.17
                                    Proforma                       1.35                   .82                 1.12

Net Income Per Share
    Assuming Dilution               As reported                   $1.43                  $.88                $1.15
                                    Proforma                       1.34                   .81                 1.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 37%, 35% and 29%; risk-free interest rates of 4.46%, 5.89% and 5.92%; and expected lives of five years for all years. The weighted fair value of options granted in 1998, 1997 and 1996 was $9.92, $8.27 and $5.65, respectively.

The fair value of the look-back option implicit in each offering of the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 32%, 35% and 29%; risk-free interest rates of 5.30%, 5.32% and 5.29%; and expected lives of six months for all years.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

13.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Supplemental statements of cash flows information for the years ended December 31, is presented below:

                                                                  1998              1997           1996

Cash Paid During the Year for Interest
    (Net of Amount Capitalized)...............................       $ 8,737,000        $4,463,000        $5,275,000
Cash Paid During the Year for Income Taxes....................        15,003,000         7,943,000         7,966,000

Noncash Investing and Financing Activities:
    Liabilities Assumed in Connection with
       Corporate Acquisitions.................................        53,461,000           195,000         7,890,000
    Reductions to Funds Withheld by Ceding
       Insurance Company and Future
       Policy Benefits........................................                           8,471,000           773,000
    Stock Issued for Exercise of Options
       and Related Tax Benefits...............................         1,284,000         2,004,000         1,158,000
    Additions to Capital Leases...............................         3,070,000         4,574,000


14.        INTEGRATION, SETTLEMENT AND OTHER COSTS

1998

During the fourth quarter of 1998, the Company incurred settlement expenses totaling $8 million, $5.9 million after tax, related to the settlement of a competitor's protest for the Region 1 TRICARE contract. All this amount was paid during fiscal year 1998. On September 30, 1997, SMHS was awarded a five-year, $1.2 billion contract to administer managed health care services to military families and retirees in 13 northeastern states and Washington, D.C. A competing bidder protested the contract award and claimed, among other issues, that the United States Department of Defense failed to adequately disclose the weights of the significant factors used to evaluate proposals. In December 1998, SMHS reached an agreement to settle the protest. As part of the settlement, the competitor has foregone any and all rights it may have to challenge the contract award and seek re-bid.

During the fourth quarter of 1998, the Company incurred integration, transition and other charges totaling $3.1 million, $2.3 million after tax, related primarily to its acquisition of the Texas operations of Kaiser Foundation Health Plan. In addition, the Company incurred certain legal expenses totaling $2.7 million, $2.0 million after tax, resulting primarily from the TRICARE settlement and acquisition and integration activity. As of December 31, 1998, $2.8 million was included in accrued expenses for these integration, transition and legal costs incurred through December 31, 1998.

1997

During 1997, the Company recorded and paid expenses of approximately $11.0 million, $8.4 million after tax, for merger-related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America. The original agreement had been entered into in November 1996.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


During the third quarter of 1997, SMHS was notified it had been awarded a TRICARE managed care contract by the Department of Defense to serve eligible beneficiaries in Region 1. This region includes more than 600,000 beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of $18.4 million $10.6 million net of taxes, were recorded in the third quarter, primarily for expenses associated with the Company's proposal to serve TRICARE beneficiaries in Region 1. Such expenses had been deferred until award notification. SMHS began health care delivery on June 1, 1998. SMHS subcontracts for health care delivery, including some of the risk, for parts of the TRICARE contract.

1996

During 1995, as part of the Company's clinical expansion and growth efforts, the Company acquired a medical facility in Mohave County, Arizona, across the border from Laughlin, Nevada. This medical facility included a 12-bed hospital. During 1996 the Company implemented a plan to exit the hospital business and has actively pursued buyers for this business. As a result of this plan, the Company recorded a charge of $3.8 million, $2.9 million after tax, in the fourth quarter of 1996, primarily to recognize the estimated costs to dispose of the hospital. As of December 31, 1998, the Company has been unable to reach an agreement to sell the hospital.

As a result of higher than expected claim and administrative costs relative to premium rates that can be obtained in certain regional insurance operations and the Company's inability to negotiate adequate provider contracts due to its limited presence in some of these markets, the Company adopted a plan to restructure certain insurance operations during the third quarter of 1996 and recorded a charge of $8.3 million, $6.2 million after tax. These restructuring costs included cancellation of certain contractual obligations of $6.0 million, lease termination costs of $1.5 million and approximately $750,000 of other costs.

15. UNAUDITED QUARTERLY INFORMATION (Amounts in thousands, except per share data)

                                                                 March             June              September         December
                                                                 31                30                30               31
Year Ended December 31, 1998:
  Operating Revenues....................................         $210,409         $244,545          $281,082         $301,167
  Operating Income......................................           17,663           18,550            18,213            6,147
  Income Before Income Taxes ...........................           16,382           16,931            17,006            3,073
  Net Income .....................................12,187           12,551           12,584             2,274
  Earnings Per Share ...................................              .44              .46               .46              .08
  Earnings Per Share Assuming Dilution .................              .44              .45               .46              .08

Year Ended December 31, 1997:
  Operating Revenues....................................         $170,578         $176,321         $183,859          $190,966
  Operating Income (Loss) ..............................            3,242           15,103           (2,765)           16,328
  Income (Loss) From Continuing Operations
     Before Income Taxes ...............................            1,840           13,896           (3,705)           15,444
  Net Income............................................            1,398           10,561              495            11,787
  Earnings Per Share ...................................              .05              .39              .02               .43
  Earnings Per Share Assuming Dilution .................              .05              .39              .02               .43

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


16.     SEGMENT REPORTING

The Company has three reportable segments based on the products and services offered: managed care and corporate operations, workers' compensation operations and military health services operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The workers' compensation segment assumes workers' compensation claims risk in return for premium revenues. The military health services segment administers a five-year, managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Sierra evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)

                                                          Managed Care            Workers'              Military
                                                         and Corporate            Compensation        Health Services
                                                         Operations              Operations             Operations          Total
1998
Medical Premiums..................................        $609,404                       0                      0        $  609,404
Specialty Product Revenues........................          12,843                $135,525                                  148,368
Professional Fees ................................          45,363                                                           45,363
Military Contract Revenues........................                                                       $204,838           204,838
Investment and Other Revenues.....................           8,594                  20,229                    407            29,230
   Total Revenue..................................        $676,204                $155,754               $205,245        $1,037,203

Depreciation and Amortization.....................       $  15,545              $    1,551             $    2,167       $    19,263

Interest Expense and Other                                   2,610                   3,998                    573             7,181

Segment Profit.  .......................                 $  40,704               $  18,492             $    8,047       $    67,243
Integration, Settlement and Other Costs...........          (4,869)                                        (8,982)          (13,851)
Net Income (Loss) Before Income Taxes.............       $  35,835               $  18,492             $     (935)      $    53,392

Segment Assets.  ........................                $ 593,332                $377,911               $ 73,877        $1,045,120
Capital Expenditures..............................          32,520                   3,208                  5,015            40,743

1997
Medical Premiums..................................        $513,857                                                       $  513,857
Specialty Product Revenues........................          16,297                $129,914                                  146,211
Professional Fees ................................          31,238                                                           31,238
Military Contract Revenues........................                                                      $   4,346             4,346
Investment and Other Revenues.....................           8,711                  17,361                                   26,072
   Total Revenue..................................        $570,103                 $147,275        $   4,346 $  721,724

Depreciation & Amortization.......................       $  12,491              $      950             $       69       $    13,510

Interest Expense and Other                                     371                   4,062                                    4,433

Segment Profit.  .......................                 $  45,662               $  11,010                    153       $    56,825
Integration, Settlement and Other Costs...........         (12,600)                                       (16,750)          (29,350)
Net Income (Loss) Before Income Taxes.............       $  33,062               $  11,010               $(16,597)      $    27,475

Segment Assets.  ........................                $373,652                 $343,425             $   6,859         $  723,936
Capital Expenditures..............................          43,825                  11,178                   639             55,642

1996
Medical Premiums..................................        $386,968                                                       $  386,968
Specialty Product Revenues........................          11,983                $121,341                                  133,324
Professional Fees ................................          28,836                                                           28,836
Investment and Other Revenues.....................           7,595                  18,688                                   26,283
   Total Revenue..................................        $435,382                $140,029               $  575,411

Depreciation & Amortization.......................      $    9,599              $      900                               $   10,499

Interest Expense and Other                                  (1,247)                  4,070                                    2,823

Segment Profit.  .......................                 $  42,930               $  10,748                              $    53,678
Integration, Settlement and Other Costs...........         (12,064)                                                          12,064
Net Income Before Income Taxes....................       $  30,866               $  10,748                              $    41,614

Segment Assets.  .......................                  $313,463                $315,999                               $  629,462
Capital Expenditures..............................          17,361                     566                                   17,927

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                                     PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.

                                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:

                                                                                                     Page

        Independent Auditors' Report.............................................................      35
        Consolidated Balance Sheets at December 31, 1998 and 1997................................      36
        Consolidated Statements of Operations for the Years Ended
           December 31, 1998, 1997 and 1996......................................................      37
        Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1998, 1997 and 1996..................................      38
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996......................................................      39
        Notes to Consolidated Financial Statements...............................................      40


(a)(2) Financial Statement Schedules:

        Schedule I           -   Condensed Financial Information of Registrant...................     S-1

        Schedule V           -   Supplemental Information Concerning
                                   Property-Casualty Insurance ..................................     S-4

        Section 403.04 b     -   Reconciliation of Beginning and Ending Loss
                                   and Loss Adjustment Expense Reserves
                                   and Exhibit of Redundancies (Deficiencies) ...................     S-5

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

       (3.3) Amended and Restated Bylaws of the Registrant, as amended through December 12, 1997, incorporated by reference to
                  Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

      (10.4)      Credit  Agreement  dated as of October 30, 1998,  among Sierra
                  Health Services, Inc. as Borrower, Bank of America National Trust and Savings Association as Administrative Agent and Issuing Bank, First Union National Bank as Syndication Agent, and the Other Financial Institutions Party Thereto, dated as of October 30, 1998.

      (10.5) First Amendment to Credit Agreement among Sierra Health Services, Inc., as Borrower, Bank of America National Trust and Savings Association as Administrative Agent and Issuing Bank and the Other Financial Institutions Party Thereto, dated as of November 23, 1998.

      (10.6) Second Amendment to Credit Agreement among Sierra Health Services, Inc. as borrower, Bank of America National Trust and Savings Association as Administrative Agent and the Other Financial Institutions Party Thereto, dated as of January 15, 1999.

      (10.7)      Compensatory Plans, Contracts and Arrangements.

                  (1) Employment Agreement with Jonathon W. Bunker dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (2) Employment Agreement with Frank E. Collins dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (3) Employment Agreement with William R. Godfrey dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (4) Employment Agreement with Laurence S. Howard dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (5) Employment Agreement with Anthony M. Marlon, M.D. dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (6) Employment Agreement with Erin E. MacDonald dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (7) Employment Agreement with Michael A. Montalvo dated November 15, 1997, incorporated by reference to Exhibit
                        10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (8) Employment Agreement with Marie H. Soldo dated November 15, 1997, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (9) Employment Agreement with James L. Starr dated November 15, 1997, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                  (10) Employment Agreement with Paul H. Palmer dated November 20, 1998.

     (11) Draft of Split Dollar Life Insurance Agreement effective as of July 1, 1997, by and between Sierra Health Services, Inc., and Jonathon W. Bunker, Ria Marie Carlson, Frank E. Collins, William R. Godfrey, Laurence S. Howard, Erin E. MacDonald, Anthony M. Marlon, M.D., Kathleen M. Marlon, Michael A. Montalvo, John A. Nanson, M.D., Marie H. Soldo, and James L. Starr, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                  (12) Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996 as Amended and Restated Effective July 1, 1997, dated as of July 1, 1997, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                  (13) Sierra Health Services, Inc. Supplemental Executive Retirement Plan effective as of July 1, 1997, dated as of July 7, 1997, incorporated by reference to Exhibit
                        10.4 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

                  (14) Sierra Health Services, Inc. Supplemental Executive Retirement Plan effective as of March 1, 1998, incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

                  (15) The Registrant's Second Amended and Restated 1986 Stock Option Plan as amended to date, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                  (16) The Registrant's Second Restated Capital Accumulation Plan, as amended to date, incorporated by reference to
                        Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                  (17)  Protocols  for  cash  bonus  awards,   incorporated   by
                        reference to Exhibit 10.17 (5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                  (18) Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated through May 18, 1998, incorporated by reference to Exhibit 10.4 to the
                        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

                  (19) Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated through May 18, 1998, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

      (10.8) Agreement and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

      (10.9) Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

     (10.10) Master Purchase and Sale Agreement between Kaiser Foundation Health Plan of Texas (as Seller) and HMO Texas, L.C. (as Buyer), dated June 5, 1998, incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.11) Asset Sale and Purchase Agreement between Kaiser Foundation Health Plan of Texas, A Texas Non-Profit Corporation and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.12) Asset Sale and Purchase Agreement between Permanente Medical Association of Texas, a Texas Professional Association and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.13) Amendment No. 2 to Asset Sale and Purchase Agreement between Kaiser Foundation Health Plan of Texas and Texas Health Choice, L.C. (formerly HMO Texas, L.C.)*

    (21) Subsidiaries of the Registrant (listed herein):

         There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:



                                                               Jurisdiction of
                                                                Incorporation

Sierra Health and Life Insurance Company, Inc.                  California
Health Plan of Nevada, Inc.                                     Nevada
Sierra Healthcare Options, Inc. and Subsidiary                  Nevada
Behavioral Healthcare Options, Inc.                             Nevada
Family Health Care Services                                     Nevada
Family Home Hospice, Inc.                                       Nevada
Southwest Medical Associates, Inc.                              Nevada
Sierra Medical Management, Inc. and Subsidiaries                Nevada
Southwest Realty, Inc.                                          Nevada
Sierra Health Holdings, Inc. (Texas Health Choice, L.C.)        Texas
Sierra Texas Systems, Inc.                                      Texas
CII Financial, Inc., and Subsidiaries                           California
Northern Nevada Health Network, Inc.                            Nevada
Intermed, Inc.                                                  Arizona
Prime Holdings, Inc. and Subsidiaries                           Nevada
Sierra Military Health Services, Inc.                           Nevada
Sierra Home Medical Products, Inc.                              Nevada
Nevada Administrators, Inc.                                     Nevada
MedOne Health Plan, Inc.                                        Nevada

      (23.1)      Consent of Deloitte & Touche LLP

      (27.1)      Financial Data Schedule -  1998

        (99) Registrant's current report on Form 8-K dated March 17, 1999, incorporated herein.

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


*The agreements contain certain schedules and exhibits which were not included in this filing. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          SIERRA HEALTH SERVICES, INC.


                                          By:         /S/ ANTHONY M. MARLON
                                                     Anthony M. Marlon, M.D.
Date:  March 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                     Date


   /S/ ANTHONY M. MARLON, M.D.                     Chief Executive Officer                   March 17, 1999
   Anthony M. Marlon, M.D.                         and Chairman of the Board
                                                   (Chief Executive Officer)


   /S/ PAUL H. PALMER                              Vice President of Finance,                March 17, 1999
   Paul H. Palmer                                  Chief Financial Officer,
                                                   and Treasurer
                                                   (Chief Accounting Officer)


   /S/ ERIN E. MACDONALD                           President and                             March 17, 1999
   Erin E. MacDonald                               Chief Operating Officer
                                                   Director


   /S/ CHARLES L. RUTHE                            Director                                  March 17, 1999
        Charles L. Ruthe


   /S/ WILLIAM J. RAGGIO                           Director                                  March 17, 1999
        William J. Raggio


   /S/ THOMAS Y. HARTLEY                           Director                                  March 17, 1999
        Thomas Y. Hartley


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only



                                                                                            December 31,
                                                                                      1998               1997
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................        $   7,945,000       $  15,115,000
     Short-term Investments..............................................            2,831,000           2,090,000
     Prepaid Expenses and Other Current Assets...........................            9,189,000          10,415,000
           Total Current Assets..........................................           19,965,000          27,620,000

PROPERTY AND EQUIPMENT - NET ............................................           45,699,000          55,251,000
EQUITY IN NET ASSETS OF SUBSIDIARIES ....................................          375,910,000         204,204,000
NOTES RECEIVABLE FROM SUBSIDIARIES ......................................            9,677,000           9,744,000
LONG-TERM INVESTMENTS ...................................................            1,088,000              86,000
GOODWILL AND OTHER INTANGIBLE ASSETS ....................................            2,275,000           2,362,000
OTHER ...................................................................           30,817,000          24,081,000

TOTAL ASSETS ............................................................         $485,431,000        $323,348,000

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................        $  24,422,000       $  16,757,000
     Current Portion of Long-term Debt ..................................              393,000           2,349,000
           Total Current Liabilities ....................................           24,815,000          19,106,000

LONG-TERM DEBT (Less Current Portion)....................................          139,429,000          25,858,000
OTHER LIABILITIES .......................................................           17,473,000          12,702,000
TOTAL LIABILITIES .......................................................          181,717,000          57,666,000

STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................              141,000             139,000
     Additional Paid-in Capital .........................................          173,583,000         164,247,000
     Treasury Stock .....................................................          (14,821,000)         (5,601,000)
     Accumulated Other Comprehensive Income:
           Unrealized Holding (Loss) on Available-for-sale
                Investments .............................................           (1,027,000)            655,000
     Retained Earnings ..................................................          145,838,000         106,242,000
           Total Stockholders' Equity ...................................          303,714,000         265,682,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................         $485,431,000        $323,348,000

Note:Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

     Year Ending December 31,
          1999...........................................................       $      393,000
          2000...........................................................              429,000
          2001...........................................................                   --
          2002...........................................................                   --
          2003 ..........................................................          139,000,000
          Thereafter.....................................................                   --
              Total......................................................         $139,822,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENT OF OPERATIONS - Parent Company Only



                                                                           Year Ended December 31,
                                                                     1998              1997            1996
OPERATING REVENUES:
    Management Fees........................................      $52,773,000       $47,303,000      $44,139,000
    Subsidiary Dividends...................................        4,085,000         1,700,000        3,733,000
    Investment and Other Income............................        5,564,000         6,688,000        5,145,000
       Total Operating Revenues............................       62,422,000        55,691,000       53,017,000

GENERAL AND ADMINISTRATIVE EXPENSES:
    Payroll and Benefits...................................       22,238,000        17,616,000       11,579,000
    Depreciation...........................................        5,329,000         3,707,000        3,433,000
    Data Processing Maintenance............................        2,556,000         2,370,000        1,115,000
    Rent...................................................          620,000           615,000          649,000
    Repairs and Maintenance................................          879,000           459,000          408,000
    Legal..................................................          691,000           293,000        1,874,000
    Consulting.............................................        1,242,000           769,000          827,000
    Other..................................................        6,489,000         4,677,000        4,030,000
    Integration, Settlement and Other Costs ..... .........        4,569,000        29,350,000       12,064,000
       Total General and Administrative....................       44,613,000        59,856,000       35,979,000

INTEREST EXPENSE AND OTHER, NET............................       (2,566,000)         (676,000)        (503,000)

EQUITY IN UNDISTRIBUTED
    EARNINGS OF SUBSIDIARIES...............................       28,364,000        25,615,000       21,991,000

INCOME BEFORE INCOME TAXES.................................       43,607,000        20,774,000       38,526,000

(PROVISION FOR) BENEFIT FROM
     INCOME TAXES..........................................       (4,011,000)        3,467,000       (7,383,000)

NET INCOME.................................................      $39,596,000       $24,241,000      $31,143,000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only

                                                                                               Year Ended December 31,
                                                                                    1998              1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income...........................................................       $39,596,000       $24,241,000       $31,143,000
      Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
          Depreciation and Amortization....................................         5,416,000         3,885,000         3,611,000
      Equity in Undistributed Earnings of Subsidiaries.....................       (28,364,000)      (25,615,000)      (21,991,000)
      Change in Assets and Liabilities:
          Other Assets.....................................................        (6,890,000)       (1,177,000)      (15,917,000)
          Current Assets...................................................         1,192,000        (2,312,000)       (5,959,000)
          Current Liabilities..............................................         8,949,000         5,493,000         4,712,000
          Other Long-term Liabilities .....................................         4,770,000         6,634,000         6,069,000
          Net Cash Provided by Operating Activities........................        24,669,000        11,149,000         1,668,000

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures, Net ...........................................       (22,294,000)      (26,453,000)       (9,292,000)
      (Increase) Decrease in Short-term Securities.........................          (606,000)        9,732,000        14,136,000
      (Increase) Decrease in Other Assets..................................          (886,000)        5,820,000         6,942,000
      Dividends from Subsidiary............................................         4,085,000         1,700,000         3,733,000
      Acquisitions, Net of Cash Acquired ..................................        (7,500,000)       (3,145,000)      (31,270,000)
      Dispositions, Net of Cash Disposed ..................................         1,373,000
      (Increase) Decrease  in Net Assets in Subsidiaries...................      (125,488,000)      (30,816,000)       14,321,000
          Net Cash Used for Investing Activities ..........................      (151,316,000)      (43,162,000)       (1,430,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing ...................................       166,000,000        25,000,000
      Reductions in Long-term Obligations and
          Payments on Capital Leases.......................................       (45,424,000)         (480,000)         (718,000)
      Proceeds from Note Receivable to Subsidiary..........................            67,000            60,000         2,789,000
      Purchase of Treasury Stock ..........................................        (9,220,000)       (5,471,000)
      Exercise of Stock in Connection with Stock Plans.....................         8,054,000        10,258,000         3,638,000
          Net Cash Provided by Financing Activities........................       119,477,000        29,367,000         5,709,000

Net (Decrease) Increase in Cash and Cash Equivalents.......................        (7,170,000)       (2,646,000)        5,947,000
Cash and Cash Equivalents at Beginning of Year.............................        15,115,000        17,761,000        11,814,000
Cash and Cash Equivalents at End of Year...................................      $  7,945,000       $15,115,000       $17,761,000


Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..........................................      $  2,030,000       $   632,000      $    443,000
Cash Paid During the Year for Income Taxes.................................        14,788,000         7,916,000         6,423,000

Noncash Investing and Financing Activities:
      Stock Issued for Exercise of Options
          and Related Tax Benefits.........................................         1,284,000         2,004,000         1,158,000
      Liabilities Assumed in Connection
          with Corporate Acquisition.......................................         1,233,000

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY - CASUALTY INSURANCE
                             (amounts in thousands)




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

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
  Years Ended:
     December 31, 1998........    $1,804          $212,263           --            $11,158           $154,104          $18,241
     December 31, 1997........     1,800           202,699           --             11,285            134,262           16,780
     December 31, 1996........     1,832           187,776           --              9,885            126,121           16,422

























                                                    Table continued on next page

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY - CASUALTY INSURANCE
                             (amounts in thousands)




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

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
  Years Ended:
     December 31, 1998........     $103,990   $(9,643)      $28,243          $101,524       $153,914
     December 31, 1997........      102,301    (8,970)       26,211            83,788        135,580
     December 31, 1996........      101,401   (15,284)       21,968            70,464        126,497

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                 SECTION 403.04b
              RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (in thousands)

                                                                                          Year ended December 31

                           1998       1997       1996       1995       1994       1993       1992       1991       1990      1989

Losses and LAE

Reserve...............   $212,263   $202,699   $187,776   $182,318   $190,962   $200,356   $178,460   $112,749  $ 67,593  $ 37,466

Less Reinsurance
Recoverables (1)......     37,797     21,056     15,676     25,871     29,342     25,841     20,207

Net Loss and LAE
Reserves .............    174,466    181,643    172,100    156,447    161,620    174,515    158,253

Cumulative Net Paid
as of:
One Year Later .......                71,933     56,977     45,731     44,519     50,210     50,360     57,611     39,118    14,820
Two Years Later ......                           91,765     70,854     68,619     79,788     84,465     89,177     65,165    28,657
Three Years Later ....                                      83,674     80,645     94,865    104,569    108,849     76,988    36,579
Four Years Later .....                                                 86,381    102,395    114,293    120,539     83,822    39,345
Five Years Later .....                                                           106,012    119,462    126,100     87,618    41,043
Six Years Later ......                                                                      122,000    129,060     89,607    41,962
Seven Years Later ....                                                                                 130,649     90,721    42,541
Eight Years Later ....                                                                                             91,354    42,818
Nine Years Later .....                                                                                                       43,054

Net Reserve Re-estimated
as of:
One Year Later .......               172,000    163,130    141,163    139,741    160,562    154,388   140,815     83,841    37,463
Two Years Later ......                          146,987    132,193    125,279    141,100    147,167   142,447     96,011    39,753
Three Years Later ....                                     113,766    117,792    126,483    134,747   143,433     97,142    43,528
Four Years Later .....                                                102,955    122,517    132,193   137,143     97,942    44,404
Five Years Later .....                                                           114,443    131,112   135,249     94,852    45,027
Six Years Later ......                                                                      127,258   135,299     93,561    44,543
Seven Years Later ....                                                                                133,729     93,672    43,741
Eight Years Later ....                                                                                            92,851    43,682
Nine Years Later .....                                                                                                      43,682

Cumulative Redundancy
(Deficiency) .........                 9,643     25,113     42,681     58,665     60,072     30,995   (20,980)   (25,258)   (6,216)

Net Reserve.............. 174,466    181,643    172,100    156,447    161,620    174,515
Reinsurance
     Recoverables......    37,797     21,056     15,676     25,871     29,342     25,841
Gross Reserve .........  $212,263    202,699    187,776    182,318    190,962    200,356

Net Re-estimated Reserve .....       172,000    146,987    113,766    102,955    114,443
Re-estimated Reinsurance
        Recoverables .........        17,856     14,154     15,000     14,502     12,523
Gross Re-Estimated
        Reserve ..............       189,856    161,141    128,766    117,457    126,966
Gross Cumulative
        Redundancy............      $ 12,843   $ 26,635   $ 53,552   $ 73,505   $ 73,390


(1) Amounts reflect reinsurance recoverable under prospective reinsurance contracts only. The Company adopted Financial Accounting Standards Board Statement No. 113 ("FAS 113"), "Accounting and Reporting for Short-Duration and Long-Duration Reinsurance Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 1998 and 1997. However, for purposes of the reconciliation and development tables, loss and LAE information are shown net of reinsurance.


                                      See the  notes to  consolidated  financial
statements.