Form 10-Q
period 1999-03-31
SIERRA HEALTH SERVICES INC
filed 1999-05-17
CIK 754009

-----------------------------------------------------------------------------




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

For the quarterly period ended       March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of April 30, 1999, there were 26,785,000 shares of common stock outstanding.


------------------------------------------------------------------------------






                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX

                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 1999 and December 31, 1998...................................................................     3

                  Condensed Consolidated Statements of Operations -
                    three months ended March 31, 1999 and March 31, 1998...................................................     4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 1999 and March 31, 1998...................................................     5

                  Notes to Condensed Consolidated Financial Statements.....................................................     6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........................................................     9

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk......................................................................................    15



Part II - OTHER INFORMATION


      Item l.     Legal Proceedings.......................................................................................     15

      Item 2.     Changes in Securities...................................................................................     15

      Item 3.     Defaults Upon Senior Securities.........................................................................     15

      Item 4.     Submission of Matters to a Vote of Security Holders.....................................................     16

      Item 5.     Other Information.......................................................................................     16

      Item 6.     Exhibits and Reports on Form 8-K........................................................................     16

Signature.................................................................................................................     17

                                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31          December 31
                                                                                            1999              1998
CURRENT ASSETS:
     Cash and Cash Equivalents..............................................       $    18,126,000      $    83,910,000
     Short-term Investments.................................................            98,543,000          110,008,000
     Accounts Receivable (Less:  Allowance for Doubtful
         Accounts 1999 - $8,868,000; 1998 - $10,540,000)                                48,730,000           44,100,000
     Military Accounts Receivable...........................................            85,960,000           69,552,000
     Reinsurance Recoverable................................................            39,093,000           32,076,000
     Prepaid Expenses and Other Current Assets..............................            60,404,000           54,285,000
         Total Current Assets...............................................           350,856,000          393,931,000

PROPERTY AND EQUIPMENT, NET.................................................           237,594,000          229,164,000
LONG-TERM INVESTMENTS.......................................................           197,940,000          180,816,000
RESTRICTED CASH AND INVESTMENTS.............................................            17,009,000           17,758,000
REINSURANCE RECOVERABLE, Net of Current Portion.............................            43,785,000           34,946,000
GOODWILL ...................................................................           141,013,000          142,471,000
OTHER ASSETS................................................................            46,634,000           46,034,000
TOTAL ASSETS................................................................        $1,034,831,000       $1,045,120,000

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable and Other Accrued Liabilities............................      $     88,210,000      $    89,226,000
    Medical Claims Payable....................................................            84,593,000           78,022,000
    Current Portion of Reserve for
         Losses and Loss Adjustment Expense ..................................            79,756,000           79,869,000
    Unearned Premium Revenue..................................................            19,976,000           39,968,000
    Military Health Care Payable..............................................            49,287,000           53,820,000
    Current Portion of Long-term Debt.........................................             4,451,000            5,263,000
         Total Current Liabilities............................................           326,273,000          346,168,000

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion)                                       132,234,000          132,394,000
LONG-TERM DEBT (Less Current Portion) ........................................           263,209,000          242,398,000
OTHER LIABILITIES ............................................................            21,131,000           20,446,000
TOTAL LIABILITIES.............................................................           742,847,000          741,406,000

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 40,000,000
         Shares Authorized; Shares Issued:  1999 - 28,308,000;
         1998 - 28,236,000....................................................               142,000              141,000
    Additional Paid-in Capital................................................           174,821,000          173,583,000
    Treasury Stock; 1999 - 1,427,500; 1998 - 966,900
         Common Shares........................................................           (21,613,000)         (14,821,000)
    Accumulated Other Comprehensive Income:
         Unrealized Holding Loss on Available-for-Sale
            Investment. (6,498,000)     (1,027,000)
    Retained Earnings.........................................................           145,132,000          145,838,000
         Total Stockholders' Equity...........................................           291,984,000          303,714,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................              $1,034,831,000       $1,045,120,000

          See accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  Three Months Ended
                                                                                                         March 31

                                                                                                     1999                     1998

OPERATING REVENUES:
  Medical Premiums  ................................................................           $207,311,000            $137,818,000
  Military Contract Revenues........................................................           70,088,000                18,536,000
  Specialty Product Revenues........................................................           20,679,000                36,161,000
  Professional Fees.................................................................           14,017,000                10,923,000
  Investment and Other Revenues.....................................................               5,979,000              6,971,000
    Total ..........................................................................            318,074,000             210,409,000

OPERATING EXPENSES:
  Medical Expenses (Note 2).........................................................           189,042,000              114,316,000
  Military Contract Expenses........................................................           67,644,000                16,981,000
  Specialty Product Expenses........................................................           19,396,000                36,241,000
  General, Administrative and Marketing Expenses....................................             33,897,000              25,208,000
  Impairment and Other Costs (Note 2)...............................................               5,106,000
    Total ..........................................................................                315,085,000         192,746,000

OPERATING  INCOME...................................................................           2,989,000                 17,663,000

INTEREST EXPENSE AND OTHER, NET  ...................................................              (4,049,000)            (1,281,000)

(LOSS) INCOME BEFORE INCOME TAXES ..................................................           (1,060,000)               16,382,000

BENEFIT (PROVISION) FOR INCOME TAXES................................................                   354,000           (4,195,000)

NET (LOSS) INCOME ..................................................................    $         (706,000)           $  12,187,000

NET (LOSS)  INCOME PER COMMON SHARE  ...............................................              $(.03)                       $.44
NET (LOSS)  INCOME PER COMMON SHARE ASSUMING DILUTION...............................              $(.03)                       $.44

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........................................           27,186,000                27,406,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 ASSUMING DILUTION..................................................................         27,186,000                  27,855,000




     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended  March 31

                                                                                         1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income.......................................................        $   (706,000)         $ 12,187,000
   Adjustments to Reconcile Net Income to Net Cash
       Used For Operating Activities:
          Depreciation and Amortization....................................            6,823,000            4,048,000
          Provision for Doubtful Accounts..................................            1,306,000            1,215,000
   Changes in Assets and Liabilities ......................................          (57,200,000)         (20,368,000)
       Net Cash Used for Operating Activities .............................          (49,777,000)          (2,918,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions.....................          (14,160,000)           (9,159,000)
   Changes in Short-term Investments.......................................           10,442,000           (24,247,000)
   Changes in Long-term Investments........................................          (24,456,000)          (29,475,000)
   Changes in Restricted Cash and Investments..............................              721,000              (567,000)
   Corporate Disposition, net of cash disposed.............................                                  1,373,000
   Corporate Acquisition...................................................           (3,000,000)
       Net Cash Used for Investing Activities..............................          (30,453,000)          (62,075,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................           21,000,000            15,000,000
   Payments on Debt and Capital Leases.....................................           (1,001,000)          (11,207,000)
   Purchase of Treasury Stock..............................................           (6,792,000)
   Exercise of Stock in Connection with Stock Plans........................            1,239,000             3,797,000
          Net Cash Provided by Financing Activities........................           14,446,000             7,590,000

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................          (65,784,000)          (57,403,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................           83,910,000            96,841,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................          $18,126,000          $ 39,438,000


                                                                                        Three Months Ended March 31

Supplemental Condensed Consolidated
    Statements of Cash Flows Information:                                               1999                 1998
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................           $5,387,000            $2,292,000
Cash Paid During the Period for Income Taxes...............................               27,000             1,532,000

Non-cash Investing and Financing Activities:
   Tax Benefits of Stock Issued for Exercise of Options ...................                                    466,000
   Additions to Capital Leases.............................................                                  3,070,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1.The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with the generally accepted accounting principles used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the years ended December 31, 1998 and 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2.         Premium Deficiency, Impairment and Other Charges:

                    Medical Expenses:

     Medical expenses reported in the first quarter of 1999 included a premium deficiency charge of $8.1 million related to losses in under performing markets primarily in Arizona and rural Nevada. The Company incurred $2.6 million of these losses in the first quarter of 1999.

                    Impairment and Other Charges:

     In March 1999, the Company closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona and terminated approximately 45 employees. The Company recorded a charge of $4.3 million related primarily to the write-off of goodwill associated with the Mohave Valley operations.

     The Company also incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance. In accordance with Statement of Position 98-5, TriWest is writing off all remaining start-up costs in their fiscal year beginning April 1, 1999.



                                                     Page 6
                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


     3.The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                        Dilutive
                                                                          Basic       Stock Options        Diluted

           For the Three Months ended March 31, 1999:
             Loss from Continuing Operations                       $  (706,000)                      $   (706,000)
             Shares                                                 27,186,000                         27,186,000
             Per Share Amount                                            $(.03)                             $(.03)

           For the Three Months ended March 31, 1998:
             Income from Continuing Operations                      $12,187,000                       $12,187,000
             Shares                                                  27,406,000          449,000       27,855,000
             Per Share Amount                                              $.44                              $.44

     CII Financial, Inc., a wholly-owned subsidiary of the Company has outstanding convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive.

     4.The following table presents comprehensive income for the three-month periods ended March 31, 1999 and 1998:

                                                                         Three Months Ended
                                                                             March 31
                                                                  1999                     1998

           NET (LOSS) INCOME:........................        $   (706,000)             $12,187,000
           Change in net Unrealized Holding
             Gains and Losses on Investments,
                    net of income taxes..............          (5,471,000)                (517,000)

           COMPREHENSIVE (LOSS) INCOME...............         $(6,177,000)             $11,670,000

5.Segment Reporting

     The Company has three reportable segments based on the products and services offered: managed care and corporate operations, workers' compensation operations and military health services operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The workers' compensation segment insures workers' compensation claims risk in return for premium revenues. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1. This contract is currently structured as five one-year option periods.

     Sierra evaluates each segment's performance based on segment operating profit before interest expense and income taxes and not including charges for premium deficiencies, impairment and non- recurring gains and losses. The accounting policies of the operating segments are the same as those of the consolidated company.

                                                     Page 7



                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)

                                                          Managed Care            Workers'              Military
                                                         and Corporate            Compensation        Health Services
                                                         Operations              Operations             Operations          Total
Three Months Ended March 31, 1999
Medical Premiums..................................       $207,311                      0                      0            $207,311
Specialty Product Revenues........................          2,446                $18,233                                     20,679
Professional Fees.................................         14,017                                                            14,017
Military Contract Revenues........................                                                      $70,088              70,088
Investment and Other Revenues.....................          1,707                  4,119                    153               5,979
   Total Revenue..................................       $225,481                $22,352                $70,241            $318,074

Segment Operating Profit..........................     $    8,694                $ 4,904               $  2,597            $ 16,195
Interest Expense and Other........................         (3,034)                  (928)                   (87)             (4,049)
Premium Deficiency, Impairment and Other Costs....        (13,206)                                                          (13,206)
Net Income (Loss) Before Income Taxes                  $   (7,546)               $ 3,976               $  2,510           $  (1,060)

Three Months Ended March 31, 1998
Medical Premiums..................................       $137,818                                                          $137,818
Specialty Product Revenues........................          2,959                $33,202                                     36,161
Professional Fees.................................         10,923                                                            10,923
Military Contract Revenues........................                                                      $18,536              18,536
Investment and Other Revenues.....................          2,231                  4,736                      4               6,971
   Total Revenue..................................       $153,931                $37,938                $18,540            $210,409

Segment Operating Profit..........................      $  12,038                $ 4,066               $  1,559           $  17,663
Interest Expense and Other........................             87                 (1,188)                  (180)             (1,281)
Net Income (Loss) Before Income Taxes.............      $  12,125                $ 2,878               $  1,379           $  16,382



     6. Certain amounts in the Condensed Consolidated Financial Statements for the three months ended March 31, 1998 have been reclassified to conform with the current year presentation.


                                                     Page 8
                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this Quarterly Report on Form 10-Q should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K dated March 17, 1999, incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

     Results of Operations, three months ended March 31, 1999, compared to three months ended March 31, 1998.

     The Company's total operating revenues for the three months ended March 31, 1999, increased approximately 51.2% to $318.1 million from $210.4 million for the three months ended March 31, 1998. The increase was primarily due to increases in premium revenue of $69.5 million and military contract revenue of $51.6 million offset by a decrease in specialty product revenues of $15.5 million.

     Of the $69.5 million increase in medical premium revenue, or 50.4%, approximately $42.5 million is attributed to the Company's Dallas/Ft. Worth operations which were acquired in the fourth quarter of 1998. On October 31, 1998, the Company completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth with approximately 109,000 members at October 31, 1998, and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The remaining increase of $27.0 million, or 19.6%, is due to additional premium revenue at the Company's other HMO and insurance subsidiaries. Of such additional premium revenue, 16.2% of the increase resulted principally from additional member months (the number of months of each period that an individual is enrolled in a plan).
Excluding the Dallas/Ft. Worth operations, Medicare member months increased 25.9% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. Excluding the Dallas/Ft. Worth operations, the Company's HMO and insurance subsidiaries' premium rates increased approximately 3.4%. The Company's HMO commercial rates increased approximately 4% in Nevada and approximately 7% to 8% in Texas. The Company's managed indemnity rates increased approximately 7% and Medicare rates increased approximately 2%. Over 75% of the Company's Nevada Medicare members are enrolled in the Health Care Financing Administration's ("HCFA") Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future.
If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Military contract revenue increased from $18.5 million to $70.1 million. The increased revenue is a result of health care delivery under the Region 1 TRICARE contract that began in June 1998. Military contract revenue in the same period of the prior-year resulted from implementation of the contract. Specialty product revenue decreased $15.5 million, or 42.8%, for the three months ended March 31, 1999, compared to the same three-month period in the prior year. Of the decrease, $14.9 million was due to a decrease in revenue in the workers' compensation insurance segment, as well as a $600,000 decrease in administrative services revenue. The workers' compensation subsidiary entered into a reinsurance agreement in the fourth quarter of 1998, whereby a greater portion of premium is ceded, thus reducing revenue. In the first quarter of 1999, the Company ceded $13.6 million of premiums. In addition, ongoing

                                                     Page 9
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     price competition in California is contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership. Professional fee revenue increased approximately $3.1 million primarily due to the Company's recently acquired medical group operations in Dallas/Ft. Worth. Investment and other revenue decreased approximately $1.0 million over the comparable period in the prior-year primarily due to a decrease in invested balances and a decrease in capital gains realized on the sale of investments compared to the prior-year quarter.

     Total medical expenses increased $74.7 million over the same three-month period last year. This increase resulted primarily from the Company's recently acquired Dallas/Ft. Worth operations discussed previously, as well as the premium deficiency charge of $8.1 million related to under performing markets primarily in Arizona and rural Nevada (See Note 2 to the Condensed Consolidated Financial Statements). Excluding the effect of the Company's recently acquired Dallas/Ft. Worth operations and the premium deficiency charge, medical expenses increased $28.5 million, or 24.9%, compared to the same period in the prior-year quarter. Medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 76.9% to 85.4%, or 81.8% excluding the $8.1 million premium deficiency charge, for the quarter ended March 31, 1999, compared to the prior-year period. The increase in the Medical Care Ratio reflects the acquired Kaiser-Texas membership which has a higher medical care ratio and the premium deficiency charge discussed above, as well as an increase in Medicare members as a percentage of fully-insured members and higher pharmacy costs. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Included in medical expenses is the utilization of $4.6 million of premium deficiency reserve to offset losses on contracts from the Kaiser- Texas acquisition. Also included in medical expense is the utilization of $2.6 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Specialty product expenses decreased $16.8 million, or 46.5%, due primarily to ceded workers' compensation losses resulting from the low level reinsurance agreement. In addition, the Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Under this agreement, in the current year period, the amount of ceded premiums were $13.6 million, ceded losses were $15.5 million and ceding commissions were $3.3 million. Specialty product revenue and expense are primarily related to the workers' compensation insurance business.

                                                     Page 10
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended March 31, 1999, compared to three months ended March 31, 1998 (continued).

     The combined ratio for the workers' compensation insurance business was 96.4% compared to 102.6% for the comparable prior-year period. The reduction was due to a 13.3% decrease in the loss ratio, which was partially offset by a 7.1% increase in the expense ratio. The reduction in the loss ratio was largely due to a greater portion of losses being reinsured under the low level reinsurance agreement. The current year period had no development on prior accident years, whereas the loss ratio for the prior year period included net favorable loss development on prior accident years totaling $1.9 million. The prior-year favorable loss development was largely due to actual paid losses being below projected losses. The loss and loss adjustment expense ratio for the three months ended March 31, 1999, reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. The increase in the expense ratio was largely due to a reduction in the net earned premium denominator base, which resulted from the increase in ceded reinsurance premiums. This change was offset by a decrease in expenses due to a credit for ceding commissions of $3.3 million. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the premiums, earning a yield on the invested balance.

     General, administrative and marketing ("G&A") costs increased $8.7 million, or 34.5%, compared to the first quarter of 1998. As a percentage of revenues, G&A costs for the first quarter of 1999 decreased to 10.7% from 12.0% during the comparable period in 1998. Excluding military revenues, G&A as a percentage of revenues was 13.7% for the three-month period ended March 31, 1999, compared to 13.1% for the first quarter of the prior-year. Of the $8.7 million increase in G&A, $4.6 million was due to additional G&A, including amortization of goodwill, related to the acquired HMO business in the Dallas/Ft. Worth area, net of utilization of premium deficiency reserves for maintenance costs of approximately $2.3 million. The most significant items included in the remaining portion of the increase consisted of $900,000 of additional compensation expense, resulting primarily from additional employees supporting expanded services; increased depreciation expense of $700,000 and increased broker, third party administration and premium tax expense of approximately $300,000 due to increased membership. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended March 31, 1999, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest expense and other increased $2.8 million for the three-months ended March 31, 1999, compared to the same period in the prior-year due to an increase in the Company's cost of borrowing as well as an increase in debt primarily related to the Kaiser-Texas acquisition.

     In the first quarter of 1999, the Company recorded impairment and other charges of $5.1 million, of which $4.3 million related primarily to the write-off of goodwill associated with Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona for which all inpatient operations were closed in March 1999. The Company also incurred $450,000 for certain legal and contractual settlements, as well as $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance.


                                                     Page 11
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended March 31, 1999, compared to three months ended March 31, 1998 (continued).

     For the period, the Company recorded approximately $400,000 of tax benefit for an effective tax rate of 33.4% compared to 25.6% in 1998. This significant increase in the effective tax rate is the result of the tax loss valuation allowances being fully utilized by the end of 1998. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax-preferred investments.

Liquidity and Capital Resources

     The Company had negative cash flows from operations of approximately $49.8 million for the three months ended March 31, 1999, resulting primarily from a net change in assets and liabilities of $57.2 million offset by $6.8 million in depreciation and amortization, $1.3 million in provision for doubtful accounts and a $700,000 net loss. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to increases in military accounts receivable and reinsurance recoverable, as well as a decrease in unearned revenue. The increase in military accounts receivable is associated with monies owed to the Company as a result of providing health care services for a larger than expected beneficiary population in TRICARE Region 1. The Company expects to receive a significant payment related to the military accounts receivable in the second quarter of 1999. The increase in reinsurance recoverable is primarily due to the reinsurance agreement implemented by the Company's workers' compensation subsidiary in the fourth quarter of 1998. The decrease in unearned revenue resulted primarily from the early receipt of the subsequent month's HCFA Medicare capitation payments as of December 31, 1998.

     The $16.0 million used for investing and financing activities since December 31, 1998 included a $13.3 million net increase in investments, $6.8 million used for the purchase of treasury stock and $14.2 million in net capital expenditures including costs associated with continued implementation of three new computer systems, as well as furniture, equipment and other capital needs to support the Company's growth. In the first quarter of 1999 an additional $3.0 million was paid to Kaiser Foundation Health Plan of Texas, in accordance with the purchase agreement as certain accreditation goals were met by the health plan. The purchase price may increase up to an additional $27 million over three years if certain goals are met by the health plan. The Company borrowed $21.0 million available under the line of credit which was offset by $1.0 million used for the reduction of debt. The remaining $40.0 million available under the line of credit may be used for additional working capital, if necessary. In addition the Company received $1.2 million in connection with the sale of stock through the Company's stock plans.

     The Company has a 1999 capital budget of approximately $60 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system conversion and projected growth and expansion. The Company's liquidity needs over the next 9 months will primarily be for the capital items noted above, the Company's stock repurchase program, debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various

                                                     Page 12
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     states totaling $17.0 million as of March 31, 1999. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.5 million to $5.2 million.
Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at March 31, 1999, $16.3 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

     CII Financial, Inc., a California workers' compensation company that the Company acquired in 1995, has convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the three months ended March 31, 1999, the Company purchased $25,000 of the Debentures on the open market.

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

     At March 31, 1999, the inventory and assessment phases are substantially complete as it relates to all material computer systems and non-information system technology. The Company estimates that the replacement/renovation phases and the testing/validation phases will be 95% complete by October 31, 1999. The Company estimates that it is approximately 70% complete with the total project as of March 31, 1999. Contingency planning for the mission critical business operations is expected to be completed by July 1999. These plans focus on business operations involving information systems and non-information systems technologies.

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

                                                     Page 13
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


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

     The Company is in the process of implementing three major computer systems at an estimated cost of $36 million to $38 million, which includes the implementation costs related to the recently acquired Dallas/Ft. Worth operations. To date the Company has spent approximately $26.5 million on the new computer systems and other Year 2000 items. The Company is expensing the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs and other Year 2000 costs to be $12.0 million to $14.0 million. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

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

     The costs of the project and the dates on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability, retention and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability of the Company's significant suppliers, customers and others with which it conducts business, including federal and state governmental agencies, to identify and resolve their own Year 2000 issues and similar uncertainties.



                                                     Page 14

                   SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership

         The Company's membership at March 31, 1999  and 1998 was as follows:

                                                                          Number of Members at Period Ended
                                                                           March 31                March 31
                                                                             1999                    1998

HMO
  Commercial..................................................              275,500                  158,800
  Medicare....................................................               50,000                   37,200
Managed Indemnity.............................................               42,900                   52,800
Medicare Supplement...........................................               27,400                   24,700
Administrative Services.......................................              298,300                  347,700
TRICARE Eligibles.............................................              606,400
Total Members.................................................            1,300,500                  621,200


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 1999, unrealized holding losses on available for sale investments have increased by $5.5 million since year-end due to an increase in interest rates, and thus, a decline in the market value of bonds. The Company believes that this increase in interest rates will not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

                                              PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

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


                                                     Page 15

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

                        (27)            Financial Data Schedule

                        (99) Registrant's current report on Form 8-K dated March 17, 1999, incorporated herein by reference.

               (b)      Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated March 17, 1999, with the Securities and Exchange Commission in connection with certain cautionary statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                                     Page 16
                                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SIERRA HEALTH SERVICES, INC.
                                 (Registrant)



Date  May 14, 1999          /S/ PAUL H. PALMER
                         Paul H. Palmer
                         Vice President of Finance,
                         Chief Financial Officer and Treasurer
                         (Principal Financial and Accounting Officer)

                                                     Page 17