Form 10-Q
period 1999-06-30
SIERRA HEALTH SERVICES INC
filed 1999-08-16
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)
                                                         X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 30, 1999 there were 26,786,000 shares of common stock outstanding.







                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                      INDEX

                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    June 30, 1999 and December 31, 1998......................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 1999 and June 30, 1998...............................    4

                  Condensed Consolidated Statements of Cash Flows -
                    six months ended June 30, 1999 and June 30, 1998.........................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................    9

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   16



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings..........................................................................   17

      Item 2.     Changes in Securities and Use of Proceeds...................................................  17

      Item 3.     Defaults Upon Senior Securities............................................................   17

      Item 4.     Submission of Matters to a Vote of Security Holders........................................   18

      Item 5.     Other Information..........................................................................   18

      Item 6.     Exhibits and Reports on Form 8-K...........................................................   18

Signature .................................................................................................19

                                               PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30             December 31
                                                                                            1999                  1998
CURRENT ASSETS:
  Cash and Cash Equivalents...................................................       $     29,201,000      $     83,910,000
  Short-term Investments......................................................             78,975,000           110,008,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1999 - $7,503,000; 1998 - $10,540,000)........................             46,506,000            44,100,000
  Military Accounts Receivable................................................             53,765,000            69,552,000
  Reinsurance Recoverable.....................................................             39,719,000            32,076,000
  Prepaid Expenses and Other Assets...........................................             59,155,000            54,285,000
     Total Current Assets.....................................................            307,321,000           393,931,000

PROPERTY AND EQUIPMENT, NET...................................................            244,593,000           229,164,000
LONG-TERM INVESTMENTS.........................................................            191,873,000           180,816,000
RESTRICTED CASH AND INVESTMENTS...............................................             16,829,000            17,758,000
REINSURANCE RECOVERABLE (Less Current Portion)................................             50,998,000            34,946,000
GOODWILL .....................................................................            154,932,000           142,471,000
OTHER ASSETS..................................................................             55,022,000            46,034,000
TOTAL ASSETS..................................................................         $1,021,568,000        $1,045,120,000

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities....................................       $     76,610,000     $      69,284,000
  Accrued Payroll and Taxes...................................................             25,970,000            19,942,000
  Medical Claims Payable......................................................             76,209,000            78,022,000
  Current Portion of Reserve for Losses and
     Loss Adjustment Expense .................................................             77,723,000            79,869,000
  Unearned Premium Revenue....................................................             19,930,000            39,968,000
  Military Health Care Payable................................................             46,871,000            53,820,000
  Current Portion of Long-term Debt...........................................              4,126,000             5,263,000
     Total Current Liabilities................................................            327,439,000           346,168,000

RESERVE FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion) .............................................            130,992,000           132,394,000
LONG-TERM DEBT (Less Current Portion).........................................            246,414,000           242,398,000
OTHER LIABILITIES.............................................................             21,442,000            20,446,000
TOTAL LIABILITIES.............................................................            726,287,000           741,406,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized; None Issued
  Common Stock, $.005 Par Value
    60,000,000 Shares Authorized;
    Shares Issued:  1999 - 28,308,000; 1998 - 28,236,000......................                 142,000             141,000
  Additional Paid-in Capital..................................................             174,830,000         173,583,000
  Treasury Stock; 1999 - 1,523,000; 1998 - 966,900............................             (22,789,000)        (14,821,000)
Accumulated Other Comprehensive Income:
     Unrealized Holding Loss on
         Available-for-Sale Securities .......................................             (10,590,000)         (1,027,000)
  Retained Earnings...........................................................             153,688,000         145,838,000
TOTAL STOCKHOLDERS' EQUITY....................................................             295,281,000         303,714,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................          $1,021,568,000      $1,045,120,000

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                Three Months Ended                     Six Months Ended
                                                                          June 30                                 June 30
                                                                 1999              1998             1999               1998
OPERATING REVENUES:
  Medical Premiums....................................        $204,649,000    $143,221,000      $411,960,000     $281,039,000
  Military Contract Revenues..........................         71,093,000       41,852,000       141,181,000       60,388,000
  Specialty Product Revenues..........................         20,949,000       40,721,000        41,628,000       76,882,000
  Professional Fees...................................         13,352,000       11,171,000        27,369,000       22,094,000
  Investment and Other Revenues.......................          5,775,000        7,580,000        11,754,000       14,551,000
    Total ............................................        315,818,000      244,545,000       633,892,000      454,954,000

OPERATING EXPENSES:
  Medical Expenses (Note 2)...........................        176,265,000      119,482,000        365,307,000      233,798,000
  Military Contract Expenses..........................         68,460,000       40,038,000       136,104,000        57,019,000
  Specialty Product Expenses..........................         19,475,000       39,518,000        38,871,000        75,759,000
  General, Administrative and Marketing Expenses               34,646,000       26,957,000        68,543,000        52,165,000
  Impairment and Other Costs (Note 2).................                                             5,106,000
    Total ............................................        298,846,000      225,995,000       613,931,000       418,741,000

OPERATING INCOME......................................         16,972,000       18,550,000        19,961,000        36,213,000

INTEREST EXPENSE AND OTHER, NET  .....................         (4,126,000)      (1,619,000)       (8,175,000)       (2,900,000)

INCOME BEFORE INCOME TAXES ...........................          12,846,000      16,931,000        11,786,000        33,313,000

PROVISION FOR INCOME TAXES............................          4,290,000        4,380,000         3,936,000         8,575,000

NET INCOME ...........................................      $   8,556,000     $ 12,551,000     $   7,850,000      $ 24,738,000

NET INCOME PER COMMON SHARE...........................               $.32             $.46              $.29              $.90
NET INCOME PER COMMON SHARE
 ASSUMING DILUTION  .................................                $.32             $.45              $.29              $.89

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING        ..................................         26,795,000        27,546,000       26,989,000        27,476,000

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION.......................         26,825,000        28,023,000       27,029,000        27,939,000


     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended June 30

                                                                                         1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.............................................................           $  7,850,000         $ 24,738,000
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization....................................            13,767,000            8,455,000
          Provision for Doubtful Accounts..................................             2,277,000            3,171,000
   Changes in Assets and Liabilities.......................................           (51,704,000)         (32,536,000)
       Net Cash (Used for) Provided by Operating Activities................           (27,810,000)           3,828,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions....................            (26,984,000)         (17,211,000)
   Changes in Short-term Investments......................................              29,387,00           (5,318,000)
   Changes in Long-term Investments.......................................            (23,021,000)         (13,062,000)
   Changes in Restricted Cash and Investments............................                 560,000             (674,000)
   Corporate Disposition, net of cash disposed .........................                                     1,373,000
   Corporate Acquisition.................................................              (3,000,000)          __________
       Net Cash Used for Investing Activities................                         (23,058,000)         (34,892,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings..............................................              43,000,000           15,450,000
   Payments on Debt and Capital Leases...................................             (40,121,000)         (12,678,000)
   Purchase of Treasury Stock............................................              (7,968,000)
    Exercise of Stock in Connection with Stock Plans.....................               1,248,000            4,724,000
          Net Cash (Used for) Provided by Financing Activities.............             (3,841,000)          7,496,000

NET DECREASE IN CASH AND CASH EQUIVALENTS................................              (54,709,000)        (23,568,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................               83,910,000          96,841,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................              $29,201,000        $ 73,273,000



                                                                                        Six Months Ended June 30
Supplemental Condensed Consolidated
    Statements of Cash Flows Information:                                               1999                 1998
Cash Paid During the Period for Interest

   (Net of Amount Capitalized)..........................................               $8,976,000         $3,316,000
Cash Paid During the Period for Income Taxes............................                3,029,000          8,885,000

Non-cash Investing and Financing Activities:
   Tax Benefits of Stock Issued for Exercise of Options ..................                  -                804,000
   Additions to Capital Leases............................................                  -              3,070,000

     See accompanying notes to condensed consolidated financial statements.

                                                     Page 5
                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

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

2.Premium Deficiency, Impairment and Other Charges:

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

     The Company also incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance. In accordance with Statement of Position 98-5, TriWest wrote off all remaining start-up costs in 1999.

     On October 31, 1998, a subsidiary of Sierra completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas. In conjunction with this acquisition, the Company recorded a liability for the estimated premium deficiency associated with existing contracts. Based on results through June 30, 1999, the Company has revised the premium deficiency accrual originally recorded in 1998. Revised estimates through October 31, 1999 will be offset against the goodwill attributable to the purchase. Any revisions after October 31, 1999 will be recorded directly in the income statement.

                                                     Page 6
                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


     4. The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                           Dilutive
                                                                            Basic        Stock Options       Diluted

     For the Three Months ended June 30, 1999:


       Income from Continuing Operations                               $ 8,556,000               0        $ 8,556,000
       Shares                                                           26,795,000          30,000         26,825,000
       Per Share Amount                                                       $.32                               $.32

     For the Three Months ended June 30, 1998:
       Income from Continuing Operations                               $12,551,000                        $12,551,000
       Shares                                                           27,546,000         477,000         28,023,000
       Per Share Amount                                                       $.46                               $.45

     For the Six Months ended June 30, 1999:
       Income from Continuing Operations                                $7,850,000                         $7,850,000
       Shares                                                           26,989,000           40,000        27,029,000
       Per Share Amount                                                       $.29                               $.29

     For the Six Months ended June 30, 1998:
       Income from Continuing Operations                               $24,738,000                        $24,738,000
       Shares                                                           27,476,000          463,000        27,939,000
       Per Share Amount                                                       $.90                               $.89

     CII Financial, Inc., a wholly-owned subsidiary of the Company has outstanding convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive.

     5. The following table presents comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998:


                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30                           June 30
                                                               1999              1998          1999                    1998

      NET INCOME: ......................    $8,556,000     $12,551,000      $7,850,000        $24,738,000
       Change in net Unrealized Holding
        Gains (Losses) on Investments,
                    net of income taxes ..  (4,092,000)        708,000      (9,563,000)           191,000


      COMPREHENSIVE INCOME (LOSS) ......... $4,464,000     $13,259,000     ($1,713,000)       $24,929,000

6.   Segment Reporting

     The Company has three reportable segments based on the products and services offered: managed care and corporate operations, workers' compensation operations and military health services operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third- party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The workers' compensation segment insures workers' compensation claims risk in return for premium revenues. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1. This contract is currently structured as five one-year option periods.

     Sierra evaluates each segment's performance based on segment operating profit before interest expense and income taxes and not including charges for premium deficiencies, impairment and non-recurring gains and losses. The accounting policies of the operating segments are the same as those of the consolidated company.


                                                     Page 7

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)

                                                          Managed Care            Workers'              Military
                                                         and Corporate            Compensation        Health Services
                                                         Operations              Operations             Operations          Total
Three Months Ended June 30, 1999
Medical Premiums..........................                $204,649                      0                     0          $204,649
Specialty Product Revenues................                   2,110                $18,839                                  20,949
Professional Fees  .......................                  13,352                                                         13,352
Military Contract Revenues .......................                                                        $71,093          71,093
Investment and Other Revenues....................            1,792                  3,887                      96           5,775
   Total Revenue. ......................                  $221,903                $22,726                 $71,189        $315,818

Segment Operating Profit.........................         $  9,307                $ 4,942                 $ 2,723        $ 16,972
Interest Expense and Other.......................           (3,149)                  (881)                    (96)         (4,126)
Net Income Before Income Taxes...................       $    6,158                $ 4,061                 $ 2,627        $ 12,846

Three Months Ended June 30, 1998
Medical Premiums.................................         $143,221                                                       $143,221
Specialty Product Revenues.......................            3,438                $37,283                                  40,721
Professional Fees  ........................                 11,171                                                         11,171
Military Contract Revenues .......................                                                        $41,852          41,852
Investment and Other Revenues.....................           2,034                  5,538                       8           7,580
   Total Revenue. ................................        $159,864                $42,821                 $41,860        $244,545

Segment Operating Profit..........................       $  10,913                $ 5,814                $  1,823       $  18,550
Interest Expense and Other........................            (414)                (1,063)                   (142)         (1,619)
Net Income Before Income Taxes....................       $  10,499                $ 4,751                $  1,681       $  16,931

Six Months Ended June 30, 1999
Medical Premiums..................................       $ 411,960                                                      $ 411,960
Specialty Product Revenues........................           4,556                $37,072                                  41,628
Professional Fees  .......................                  27,369                                                         27,369
Military Contract Revenues .......................                                                       $141,181         141,181
Investment and Other Revenues.....................           3,499                  8,006                     249          11,754
   Total Revenue. ................................        $447,384                $45,078                $141,430        $633,892

Segment Operating Profit..........................      $   18,001               $ 9,846                  $ 5,320        $ 33,167
Interest Expense and Other........................          (6,183)               (1,809)                   (183)          (8,175)
Premium Deficiency, Impairment and Other Costs....         (13,206)                                                       (13,206)
Net (Loss) Income Before Income Taxes.............      $   (1,388)              $ 8,037                 $ 5,137        $  11,786

Six Months Ended June 30, 1998
Medical Premiums..................................        $281,039                                                       $281,039
Specialty Product Revenues........................           6,397               $70,485                                   76,882
Professional Fees  ...............................          22,094                                                         22,094
Military Contract Revenues .......................                                                       $60,388           60,388
Investment and Other Revenues.....................           4,265                10,274                      12           14,551
   Total Revenue. ................................        $313,795               $80,759                 $60,400         $454,954

Segment Operating Profit..........................        $ 22,951               $ 9,880                 $ 3,382         $ 36,213
Interest Expense and Other........................            (327)               (2,251)                   (322)          (2,900)
Net Income Before Income Taxes....................        $ 22,624               $ 7,629                 $ 3,060         $ 33,313


     7. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1998 have been reclassified to conform with the current year presentation.


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

     Results of Operations, three months ended June 30, 1999, compared to three months ended June 30, 1998.

     The Company's total operating revenues for the three months ended June 30, 1999, increased approximately 29.2% to $315.8 million from $244.5 million for the three months ended June 30, 1998. The increase was primarily due to increases in medical premium revenue of $61.4 million and military contract revenue of $29.2 million offset by a decrease in specialty product revenues of $19.8 million.

     Of the $61.4 million, or 42.9%, increase in medical premium revenue, approximately $40.6 million is attributed to the Company's Dallas/Ft. Worth operations which were acquired in the fourth quarter of 1998. On October 31, 1998, the Company completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth with approximately 109,000 members at October 31, 1998, and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The remaining increase of $20.8 million, or 14.5%, is due to additional premium revenue at the Company's other HMO and insurance subsidiaries. Excluding the Dallas/Ft. Worth operations, member months (the number of months of each period that an individual is enrolled in a plan) increased approximately 6.1%. Medicare member months increased 20.2%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. Excluding the Dallas/Ft. Worth operations, the Company's HMO and insurance subsidiaries' premium rates increased approximately 8%. The Company's HMO commercial rates increased approximately 4% in Nevada and approximately 13% in Texas. Compared to the fourth quarter of 1998, commercial rates for the Company's recently acquired Dallas/Ft. Worth operations have increased approximately 7%. The Company's managed indemnity rates increased approximately 6% and Medicare rates increased approximately 2%. Over 90% of the Company's Nevada Medicare members are enrolled in the Health Care Financing Administration's ("HCFA") Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Military contract revenue increased from $41.9 million to $71.1 million. The increased revenue is primarily a result of health care delivery under the Region 1 TRICARE contract that began in June 1998. Military contract revenue in the same prior-year period resulted from implementation of the contract and one month of health care delivery. Specialty product revenue decreased $19.8 million, or 48.6%, for the three months ended June 30, 1999, compared to the same prior-year period. Of the decrease, $18.4 million was due to a decrease in revenue in the workers' compensation insurance segment and $1.3 million was due to a decrease in administrative services revenue. The decrease in specialty product revenues related to the workers'


                                                     Page 9

                                   SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended June 30, 1999, compared to three months ended June 30, 1998 (continued).

     compensation insurance segment was primarily due to additional ceded reinsurance premiums on the low level reinsurance agreement totaling $13.5 million. This agreement was entered into in the fourth quarter of 1998. In addition, ongoing price competition, especially in California, is contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership. Professional fee revenue increased approximately $2.2 million primarily due to the medical group operations in Dallas/Ft. Worth. Investment and other revenue decreased approximately $1.8 million over the comparable prior-year period primarily due to a decrease in invested balances and a decrease in capital gains realized on the sale of investments compared to the prior year quarter.

     Total medical expenses increased $56.8 million over the same three-month period last year. This increase resulted primarily from the Company's recently acquired Dallas/Ft. Worth operations discussed previously. Excluding the effect of the Dallas/Ft. Worth operations, medical expenses increased $20.3 million, or 17.0%, compared to the same prior-year period. Medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 77.4% to 80.9%, for the quarter ended June 30, 1999, compared to the same prior-year period. The increase in the Medical Care Ratio reflects the acquired Kaiser- Texas membership which has a higher medical care ratio, as well as an increase in Medicare members as a percentage of fully-insured members and higher pharmacy costs. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Included in medical expenses is the utilization of $7.6 million of premium deficiency reserve to offset losses on contracts from the Kaiser-Texas acquisition. A portion of the premium deficiency utilized during the second quarter related to retroactive membership terminations and revised IBNR estimates related to first quarter for the Dallas/Ft. Worth operations. Also included in medical expense is the utilization of $2.7 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Specialty product expenses decreased $20.0 million or 50.7% due primarily to ceded workers' compensation losses resulting from the low level reinsurance agreement. In addition, the Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Under the low level reinsurance agreement, in the current year period, ceded premiums were $13.5 million, ceded losses were $17.2 million and ceding commissions were $3.2 million. Specialty product revenue and expense are primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 95.3% compared to 99.6% for the comparable prior-year period. The reduction was due to a 12.2% decrease in the loss ratio, which was partially offset by a 7.9% increase in the expense ratio. The reduction in the loss ratio was largely due to a greater portion of losses being reinsured under the low level reinsurance agreement. The current year period had no net development on prior accident years, whereas the loss ratio for the prior year period included net favorable loss development on prior accident years totaling $2.6 million. The prior-year favorable loss development was largely due to actual paid losses being below projected losses. The loss and loss adjustment expense ratio for the three months ended June 30, 1999, reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. The increase in the expense ratio was largely due to a reduction in the net earned premium denominator base, which resulted from the increase in ceded reinsurance premiums. This change was offset by a decrease in expenses due to a credit for ceding commissions of $3.2 million. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the premiums, earning a yield on the invested balance.

     General, administrative and marketing ("G&A") costs increased $7.7 million or 28.5% compared to the second quarter of 1998. As a percentage of revenues, G&A costs for the second quarter of 1999 were consistent with


                                                     Page 10
                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended June 30, 1999, compared to three months ended June 30, 1998 (continued).

     the comparable period in 1998. Of the $7.7 million increase, $4.0 million was due to additional G&A, including amortization of goodwill, related to the acquired HMO business in the Dallas/Ft. Worth area, net of utilization of premium deficiency reserves for maintenance costs of approximately $4.7 million. The most significant items included in the remaining portion of the increase consisted of $1.6 million of additional compensation expense, resulting primarily from additional employees supporting expanded services, increased depreciation expense of $900,000 and increased legal expenses. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended June 30, 1999, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest expense and other increased $2.5 million for the three months ended June 30, 1999, compared to the same prior-year period due to an increase in debt primarily related to the Kaiser-Texas acquisition as well as an increase in the Company's cost of borrowing.

     For the current-year period, the Company recorded approximately $4.3 million of tax expense for an effective tax rate of 33.4% compared to 25.9% for the same prior-year period. This significant increase in the effective tax rate is the result of the tax loss valuation allowances being fully utilized by the end of 1998. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax-preferred investments.

     Results of Operations, six months ended June 30, 1999, compared to six months ended June 30, 1998.

     The Company's total operating revenues for the six months ended June 30, 1999, increased approximately 39.3% to $633.9 million from $455.0 million for the six months ended June 30, 1998. The increase was primarily due to increases in premium revenue of $130.9 million and military contract revenue of $80.8 million offset by a decrease in specialty product revenues of $35.3 million.

     Of the $130.9 million or 46.6% increase in medical premium revenue, approximately $83.1 million is attributed to the Company's Dallas/Ft. Worth operations which were acquired in the fourth quarter of 1998. The remaining increase of $47.8 million, or 17.0%, is due to additional premium revenue at the Company's other HMO and insurance subsidiaries. Excluding the Dallas/Ft. Worth operations, member months increased approximately 8.1%. Medicare member months increased 23.0%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. Excluding the Dallas/Ft. Worth operations, the Company's HMO and insurance subsidiaries' premium rates increased approximately 8%. The Company's HMO commercial rates increased approximately 4% in Nevada and approximately 15% in Texas. Compared to the fourth quarter of 1998, the commercial rates for the Company's recently acquired Dallas/Ft. Worth operations have increased approximately 7%. The Company's managed indemnity rates increased approximately 6% and Medicare rates increased approximately 2%. Over 90% of the Company's Nevada Medicare members are enrolled in the HCFA Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Military contract revenue increased from $60.4 million to $141.2 million. The increased revenue is a result of health care delivery under the Region 1 TRICARE contract that began in June 1998. Military

                                                     Page 11
                       SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Results of Operations, six months ended June 30, 1999, compared to six months ended June 30, 1998 (continued).

     contract revenue in the same period of the prior year resulted from implementation of the contract and one month of health care delivery. Specialty product revenue decreased $35.3 million, or 45.9%, for the six months ended June 30, 1999, compared to the same six-month prior-year period. Of the decrease, $33.4 million was due to a decrease in revenue in the workers' compensation insurance segment and $1.8 million was due to a decrease in administrative services revenue. The decrease in specialty product revenues related to the workers' compensation insurance segment was primarily due to additional ceded reinsurance premiums on the low level reinsurance agreement totaling $27.1 million. This agreement was entered into in the fourth quarter of 1998. In addition, ongoing price competition in California is contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership.

     Professional fee revenue increased approximately $5.3 million primarily due to the Company's recently acquired medical group operations in Dallas/Ft. Worth. Investment and other revenue decreased approximately $2.8 million over the comparable prior-year period primarily due to a decrease in invested balances and a decrease in capital gains realized on the sale of investments compared to the prior-year period.

     Total medical expenses increased $131.5 million over the same six-month period last year. This increase resulted primarily from the Company's recently acquired Dallas/Ft. Worth operations discussed previously, as well as the premium deficiency charge of $8.1 million related to under performing markets primarily in Arizona and rural Nevada (see note 2 to the Condensed Consolidated Financial Statements). Excluding the effect of the Company's recently acquired Dallas/Ft. Worth operations and the premium deficiency charge, medical expenses increased $48.9 million or 20.9% compared to the same prior-year period. The Medical Care Ratio increased from 77.1% to 83.2%, or 81.3%, excluding the $8.1 million premium deficiency charge, for the six months ended June 30, 1999, compared to the prior-year period. The increase in the Medical Care Ratio reflects the acquired Kaiser-Texas membership which has a higher medical care ratio, and the premium deficiency charge discussed above, as well as an increase in Medicare members as a percentage of fully- insured members and higher pharmacy costs. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Included in medical expenses is the utilization of $12.2 million of premium deficiency reserve to offset losses on contracts from the Kaiser-Texas acquisition. Also included in medical expense is the utilization of $5.3 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Specialty product expenses decreased $36.9 million or 48.7% due primarily to ceded workers' compensation losses resulting from the low level reinsurance agreement. In addition, the Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Under the low level reinsurance agreement, in the six month current year period, ceded premiums were $27.1 million, ceded losses were $32.7 million and ceding commissions were $6.5 million. Specialty product revenue and expense are primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 95.9% compared to 101.1% for the comparable prior-year period. The reduction was due to a 12.7% decrease in the loss ratio, which was partially offset by a 7.5% increase in the expense ratio. The reduction in the loss ratio was largely due to a greater portion of losses being reinsured under the low level reinsurance agreement. The current year period had no net development on prior accident years, whereas the loss ratio for the prior year period included net favorable loss development on prior accident years totaling $4.5 million. The prior-year favorable loss development was largely due to actual paid losses being below projected losses. The loss and loss adjustment expense ratio for the six months ended June 30, 1999, reflects the Company's current projection


                                                     Page 12
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, six months ended June 30, 1999, compared to six months ended June 30, 1998 (continued).

     of the ultimate costs of claims occurring in the current as well as prior accident years. The increase in the expense ratio was largely due to a reduction in the net earned premium denominator base, which resulted from the increase in ceded reinsurance premiums. This change was offset by a decrease in expenses due to a credit for ceding commissions of $6.5 million. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the premiums, earning a yield on the invested balance.

     G&A costs increased $16.4 million or 31.4% compared to the first six months of 1998. As a percentage of revenues, G&A costs for the first six months of 1999 decreased to 10.8% from 11.5% during the comparable period in 1998. Excluding military revenues, G&A as a percentage of revenues was 14.0% for the six-month period ended June 30, 1999, compared to 13.2% for the first six months of the prior year. Of the $16.4 million increase in G&A, $8.6 million was due to additional G&A, including amortization of goodwill, related to the acquired HMO business in the Dallas/Ft. Worth area, net of utilization of premium deficiency reserves for maintenance costs of approximately $7.0 million. The most significant items included in the remaining portion of the increase consisted of $2.5 million of additional compensation expense, resulting primarily from additional employees supporting expanded services, increased depreciation expense of $1.6 million and increased legal expenses. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the six months ended June 30, 1999, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest expense and other increased $5.3 million for the six months ended June 30, 1999, compared to the same prior-year period due to an increase in debt primarily related to the Kaiser-Texas acquisition as well as an increase in the Company's cost of borrowing.

     For the period, the Company recorded approximately $3.9 million of tax expense for an effective tax rate of 33.4% compared to 25.7% in the same prior-year period. This significant increase in the effective tax rate is the result of the tax loss valuation allowances being fully utilized by the end of 1998. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax-preferred investments.

Liquidity and Capital Resources

     The Company had negative cash flows from operations of approximately $27.8 million for the six months ended June 30, 1999, resulting primarily from a net change in assets and liabilities of $51.7 million offset by $13.8 million in depreciation and amortization, $2.3 million in provision for doubtful accounts and $7.9 million net income. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to increases in accounts receivable and reinsurance recoverable, as well as decreases in unearned revenue and other accrued liabilities. Such decreases in cash flow were offset in part by collection of government receivables. During the second quarter of 1999, the Company received $46.3 million from the government as a result of providing health care services for a larger than expected beneficiary population in TRICARE Region 1. The increase in reinsurance recoverable is primarily due to the reinsurance agreement implemented by the Company's workers' compensation subsidiary in the fourth quarter of 1998. The decrease in unearned revenue resulted primarily from the early receipt of the subsequent month's HCFA Medicare capitation payments as of December 31, 1998.

                                                     Page 13
                                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued).

     The $26.9 million used for investing and financing activities since December 31, 1998 included $8.0 million used for the purchase of treasury stock and $27.0 million in net capital expenditures including costs associated with continued implementation of three new computer systems, as well as furniture, equipment and other capital needs to support the Company's growth. In the first quarter of 1999 an additional $3.0 million was paid to Kaiser Foundation Health Plan of Texas, in accordance with the purchase agreement as certain accreditation goals were met by the health plan. The purchase price may increase up to an additional $27 million over three years if certain goals are met by the health plan. The Company had net borrowings of $5.0 million under the line of credit which was offset by $2.1 million used for the reduction of other debt. The remaining $56.0 million available under the line of credit may be used for additional working capital, if necessary. Offsetting the above cash outflows, was a $6.9 million net change in investments and $1.2 million received in connection with the sale of stock through the Company's stock plans.

     The Company has a 1999 capital budget of approximately $60 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system conversion and projected growth and expansion. The Company's liquidity needs over the next six months will primarily be for the capital items noted above, the Company's stock repurchase program, debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.8 million as of June 30, 1999. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.5 million to $5.2 million. Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at June 30, 1999, $27.7 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

     CII Financial, Inc., a California workers' compensation company that the Company acquired in 1995, has convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the six months ended June 30, 1999, the Company purchased $55,000 of the Debentures on the open market.


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

     The Company has completed replacement of its mission critical financial systems and is in the process of replacing its mission critical operational computer systems. The Company has completed validation of its non- information system technology for Year 2000 compliance. The Year 2000 project has five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 items that are determined to be material to the Company; (3) renovating or replacing material items that are determined not to be Year 2000 compliant; (4) testing and validating material items; and (5) implementing renovated and validated systems.

     At June 30, 1999, the inventory and assessment phases are substantially complete as it relates to all material computer systems and non-information system technology. The Company estimates that the replacement/renovation phases and the testing/validation phases will be 95% complete by October 31, 1999. The Company estimates that it is approximately 85% complete with the total project as of July 31, 1999.

     Contingency planning for the mission critical business operations was completed in July 1999. These plans focus on business operations involving information systems and non-information systems technologies.

     The Company has initiated formal communications with entities with which it does business to assess their Year 2000 issues. Evaluations of the most critical third parties have been initiated, and follow-up reviews will be conducted through 1999. Contingency plans are being developed based on these evaluations and are expected to be completed by the middle of 1999. There can be no assurances that the systems of other companies or governmental agencies, such as HCFA and the Department of Defense ("DOD"), on which the Company relies will be timely modified for Year 2000, or that the failure to modify by another company would not have a material adverse effect on the Company. Based upon two separate reports issued by the United States General Accounting Office it is doubtful that the computer systems at both HCFA and the DOD will be fully Year 2000 compliant by the end of 1999. The Company does not currently have available data to predict the impact of such non-compliance on its business operations. Should there be any material delays caused by Year 2000 issues, the Company anticipates that the governmental entities will make estimated payments.

     The Company is in the process of implementing three major computer systems at an estimated cost of $40 million to $42 million, which includes the implementation costs related to the recently acquired Dallas/Ft. Worth operations. To date the Company has spent approximately $33.6 million on the new computer systems and other Year 2000 items. The Company is expensing the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs and other Year 2000 costs to be $9.0 million to $11.0 million. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

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

                                                     Page 15
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 (continued).

     entire project as scheduled, the possibility of significant interruptions of operations should be reduced.

     Should utility service be disrupted by forces that are outside the control of the Company, contingency plans have been established which include the use of gasoline-powered generators to maintain mission critical business operations. Management believes the Company could carry on basic functions for five days in this scenario, with its various facilities maintaining operations for one to five days. Contingency plans were built upon the assumption that such continued operations are subject to established safety and environmental regulations.

     The above discussion contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the following disclosure of the Company:

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

Membership

         The Company's membership at June 30, 1999  and 1998 was as follows:

                                                                          Number of Members at Period Ended
                                                                            June 30                 June 30
                                                                             1999                    1998

HMO
  Commercial..................................................              272,500                  161,000
  Medicare....................................................               48,900                   38,600
Managed Indemnity.............................................               42,800                   50,400
Medicare Supplement...........................................               27,400                   25,100
Administrative Services.......................................              301,500                  312,600
TRICARE Eligibles.............................................              599,000                  606,400
Total Members.................................................            1,292,100                1,194,100

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 1999, unrealized holding losses on available for sale investments have increased by $9.6 million since year-end due to an increase in interest rates, and thus, a decline in the market value of bonds. The Company believes that this increase in interest rates should not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

                                                     Page 16
                                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     In the second quarter of 1999, the Company filed a motion for preliminary injunction in Clark County District Court against Universal Health Services and the Valley Health System ("Universal"). The Company has reimbursed Universal for services provided to health plan members based on predetermined rates established through one of its subsidiaries. However, Universal is disputing the validity of the contract and is billing the Company and its members additional charges. The Company currently believes that it is adequately accrued for this case and intends to pursue all available remedies.

     The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of pending legal proceedings, including the Universal case, should not have a material adverse effect on the Company's financial condition.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


                                                     Page 17
                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sierra held its annual meeting of stockholders on May 6, 1999 in Las Vegas, Nevada.

     The following persons were elected directors for a two-year term ending in 2001 based on the voting results below:

                                                                                                      Broker
             Name                                          For            Withheld        Abstain    Non-votes

               Anthony M. Marlon, M.D.                   24,152,941        682,681           0             0
               Thomas Y. Hartley                         24,193,871        641,751           0             0


     The following persons' terms as directors continued after the meeting and end in 2000.

               Erin MacDonald
               William J. Raggio
               Charles L. Ruthe

     The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending 1999. The voting results were as follows:

                                                                                          Broker
                                 For                Against           Abstain             Non-votes

                                24,415,424          408,092            12,106               0

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits

                        (27)            Financial Data Schedule

                        (99) Registrant's current report on Form 8-K dated March 17, 1999, incorporated herein by reference.

               (b)      Reports on Form 8-K

                        None

                                                     Page 18
                                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SIERRA HEALTH SERVICES, INC.
                                        (Registrant)



Date  August 16, 1999              /S/ PAUL H. PALMER
                                   Paul H. Palmer
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                                     Page 19