Form 10-Q
period 1999-09-30
SIERRA HEALTH SERVICES INC
filed 1999-11-15
CIK 754009

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q


(Mark One)
                                                         X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended       September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 29, 1999 there were 26,876,000 shares of common stock outstanding.





                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                             Page No.

Part I - FINANCIAL INFORMATION



      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 1999 and December 31, 1998.................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 1999 and September 30, 1998....................    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1999 and September 30, 1998..............................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   10

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   17



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings..........................................................................   18

      Item 2.     Changes in Securities......................................................................   18

      Item 3.     Defaults Upon Senior Securities............................................................   18

      Item 4.     Submission of Matters to a Vote of Security Holders........................................   18

      Item 5.     Other Information..........................................................................   18

      Item 6.     Exhibits and Reports on Form 8-K...........................................................   18

Signature .................................................................................................19



                                                     Page 2

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30           December 31
                                                                                            1999                  1998
CURRENT ASSETS:
  Cash and Cash Equivalents...................................................       $     36,847,000      $     83,910,000
  Short-term Investments......................................................             74,882,000           110,008,000
  Accounts Receivable (Less: Allowance for Doubtful
     Accounts:  1999 - $12,948,000; 1998 - $10,540,000).......................             42,280,000            44,100,000
  Military Accounts Receivable................................................             74,188,000            69,552,000
  Reinsurance Recoverable.....................................................             46,049,000            32,076,000
  Prepaid Expenses and Other Assets...........................................             58,414,000            54,285,000
     Total Current Assets.....................................................            332,660,000           393,931,000

PROPERTY AND EQUIPMENT, NET...................................................            252,750,000           229,164,000
LONG-TERM INVESTMENTS.........................................................            188,373,000           180,816,000
RESTRICTED CASH AND INVESTMENTS...............................................             18,971,000            17,758,000
REINSURANCE RECOVERABLE (Less Current Portion)................................             57,986,000            34,946,000
GOODWILL .....................................................................            185,785,000           142,471,000
OTHER ASSETS..................................................................             52,026,000            46,034,000
TOTAL ASSETS..................................................................         $1,088,551,000        $1,045,120,000

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities....................................       $     86,169,000     $      69,284,000
  Accrued Payroll and Taxes...................................................             25,875,000            19,942,000
  Medical Claims Payable......................................................             78,942,000            78,022,000
  Current Portion of Reserve for Losses and
     Loss Adjustment Expense .................................................             81,444,000            79,869,000
  Unearned Premium Revenue....................................................             20,043,000            39,968,000
  Military Health Care Payable................................................             56,005,000            53,820,000
  Current Portion of Long-term Debt...........................................              4,690,000             5,263,000
     Total Current Liabilities................................................            353,168,000           346,168,000

RESERVE FOR LOSSES AND LOSS ADJUSTMENT
  EXPENSE (Less Current Portion) .............................................            131,698,000           132,394,000
LONG-TERM DEBT (Less Current Portion).........................................            280,721,000           242,398,000
OTHER LIABILITIES.............................................................             20,907,000            20,446,000
TOTAL LIABILITIES.............................................................            786,494,000           741,406,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value,
    1,000,000 Shares Authorized; None Issued
  Common Stock, $.005 Par Value
    60,000,000 Shares Authorized;
    Shares Issued:  1999 - 28,399,000; 1998 - 28,236,000......................                 142,000             141,000
  Additional Paid-in Capital..................................................             175,915,000         173,583,000
  Treasury Stock; 1999 - 1,523,000; 1998 - 967,000............................             (22,789,000)        (14,821,000)
Accumulated Other Comprehensive Income:
     Unrealized Holding Loss on
         Available-for-Sale Securities .......................................             (13,762,000)         (1,027,000)
  Retained Earnings...........................................................             162,551,000         145,838,000
TOTAL STOCKHOLDERS' EQUITY....................................................             302,057,000         303,714,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................          $1,088,551,000      $1,045,120,000

     See accompanying notes to condensed consolidated financial statements.

                                                     Page 3
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended                    Nine Months Ended
                                                                     September 30                       September 30

                                                                 1999              1998             1999               1998
OPERATING REVENUES:


  Medical Premiums....................................       $202,643,000     $145,990,000      $614,603,000       $427,029,000
  Military Contract Revenues..........................         77,012,000       72,418,000       218,193,000        132,806,000
  Specialty Product Revenues..........................         24,589,000       44,016,000        66,217,000        120,898,000
  Professional Fees...................................         12,743,000       10,939,000        40,112,000         33,033,000
  Investment and Other Revenues.......................          5,583,000        7,719,000        17,337,000         22,270,000
    Total ............................................        322,570,000      281,082,000       956,462,000        736,036,000

OPERATING EXPENSES:
  Medical Expenses (Note 2)...........................        173,787,000      122,261,000       539,094,000        356,059,000
  Military Contract Expenses..........................         74,139,000       71,082,000       210,243,000        128,101,000
  Specialty Product Expenses..........................         22,962,000       42,390,000        61,833,000        118,149,000
  General, Administrative and
    Marketing Expenses................................         34,246,000       27,136,000       102,789,000         79,301,000
  Impairment and Other Costs (Note 2).................                                             5,106,000
    Total ............................................        305,134,000      262,869,000       919,065,000        681,610,000

OPERATING INCOME......................................         17,436,000       18,213,000        37,397,000         54,426,000

INTEREST EXPENSE AND OTHER, NET  .....................         (4,169,000)      (1,207,000)      (12,344,000)        (4,107,000)

INCOME BEFORE INCOME TAXES ...........................         13,267,000       17,006,000        25,053,000         50,319,000

PROVISION FOR INCOME TAXES............................         (4,404,000)      (4,422,000)       (8,340,000)       (12,997,000)

NET INCOME ...........................................      $   8,863,000     $ 12,584,000      $ 16,713,000       $ 37,322,000

NET INCOME PER COMMON SHARE...........................               $.33             $.46              $.62              $1.36
NET INCOME PER COMMON SHARE
 ASSUMING DILUTION  ..................................               $.33             $.46              $.62              $1.34

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING        ..................................         26,856,000        27,433,000       26,944,000         27,462,000

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION.......................         26,873,000        27,633,000       26,976,000         27,836,000


     See accompanying notes to condensed consolidated financial statements.

                                                     Page 4


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended September 30

                                                                                            1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                                                                          $ 16,713,000         $ 37,322,000
    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation and Amortization............................                       20,946,000           13,274,000
          Provision for Doubtful Accounts ..................                               4,290,000            4,314,000
    Changes in Assets and Liabilities                                                    (85,278,000)         (11,725,000)
       Net Cash (Used for) Provided by Operating Activities                              (43,329,000)          43,185,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures, Net of Equipment Dispositions                                  (41,072,000)         (25,597,000)
    Changes in Short-term Investments.                                                    32,680,000          (18,345,000)
    Changes in Long-term Investments.                                                    (22,548,000)         (38,000,000)
    Changes in Restricted Cash and Investments.                                           (1,908,000)          (1,228,000)
    Corporate Acquisition                                                                 (3,000,000)
    Corporate Disposition, net of cash disposed                                                                 1,373,000
       Net Cash Used for Investing Activities.                                           (35,848,000)         (43,835,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Borrowings.                                                             79,000,000           30,200,000
    Payments on Debt and Capital Leases.                                                 (41,250,000)         (39,357,000)
    Exercise of Stock in Connection with Stock Plans.                                      2,332,000            6,161,000
    Purchase of Treasury Stock.                                                           (7,968,000)          (9,016,000)
        Net Cash Provided by (Used for) Financing Activities.                             32,114,000          (12,012,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS.                                               (47,063,000)         (12,662,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            83,910,000           96,841,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD.                                             $ 36,847,000         $ 84,179,000

                                                                                    Nine Months Ended September 30
Supplemental Condensed Consolidated
        Statements of Cash Flows Information:                                               1999                 1998

Cash Paid During the Period for Interest
    (Net of Amount Capitalized).                                                        $14,077,000            $ 7,744,000
Cash Paid During the Period for Income Taxes                                              3,029,000             13,285,000

Non-cash Investing and Financing Activities:
    Tax Benefits of Stock Issued for Exercise of Options .                                    1,000                808,000
    Additions to Capital Leases ....................................                                             3,070,000

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

                  Impairment and Other Charges:

     In March 1999, the Company closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona, and terminated approximately 45 employees. The Company recorded a charge of $4.3 million related primarily to the write-off of goodwill associated with the Mohave Valley operations.

     The Company also incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance. In accordance with Statement of Position 98-5, TriWest wrote off all remaining start-up costs in 1999.


     On October 31, 1998, a subsidiary of Sierra completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas. In conjunction with this acquisition, the Company recorded a liability for the estimated premium deficiency associated with existing contracts. The original liability for the estimated premium deficiency was based upon assumptions of membership and other operating information, some of which had yet to be received. During 1999, the Company continued to gather such data, including obtaining data from the seller, and based upon the receipt and analysis of this data, the Company has revised the initial estimate of the premium deficiency accrual with a corresponding increase in goodwill.

                                     Page 6
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


     4. The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                           Dilutive
                                                                            Basic        Stock Options       Diluted

     For the Three Months ended September 30, 1999:
       Income from Continuing Operations                              $  8,863,000               0       $  8,863,000
       Shares                                                           26,856,000          17,000         26,873,000
       Per Share Amount                                                       $.33                               $.33

     For the Three Months ended September 30, 1998:
       Income from Continuing Operations                               $12,584,000                        $12,584,000
       Shares                                                           27,433,000         200,000         27,633,000
       Per Share Amount                                                       $.46                               $.46

     For the Nine Months ended September 30, 1999:
       Income from Continuing Operations                               $16,713,000                        $16,713,000
       Shares                                                           26,944,000          32,000         26,976,000
       Per Share Amount                                                       $.62                               $.62

     For the Nine Months ended September 30, 1998:
       Income from Continuing Operations                               $37,322,000                       $37,322,000
       Shares                                                           27,462,000         374,000        27,836,000
       Per Share Amount                                                      $1.36                             $1.34

     CII Financial, Inc., a wholly-owned subsidiary of the Company, has outstanding convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive.


     5. The following table presents comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                                                 Three Months Ended                 Nine Months Ended
                                                                   September 30                       September 30
                                                               1999              1998          1999                    1998

      NET INCOME: ......................                      $8,863,000     $12,584,000     $16,713,000        $37,322,000
       Change in net Unrealized Holding
        Gains (Losses) on Investments,
                    net of income taxes ..                    (3,172,000)        662,000     (12,735,000)           853,000


      COMPREHENSIVE NET INCOME  ...........                   $5,691,000     $13,246,000    $  3,978,000        $38,175,000


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


                                                     Page 7
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)

                                                          Managed Care            Workers'              Military
                                                         and Corporate            Compensation        Health Services
                                                         Operations              Operations             Operations          Total
Three Months Ended September 30, 1999
Medical Premiums                                           $202,643                       0                     0          $202,643
Specialty Product Revenues.                                   2,395              $   22,194                                  24,589
Professional Fees  ......................                    12,743                                                          12,743
Military Contract Revenues .......................                                                       $ 77,012            77,012
Investment and Other Revenues.                                1,625                   3,797                   161             5,583
   Total Revenue. .......................                  $219,406              $   25,991              $ 77,173          $322,570

Segment Operating Profit.                                $    9,295 $                 5,102             $   3,039          $ 17,436
Interest Expense and Other                                   (3,105)                   (932)                 (132)           (4,169)
Net Income Before Income Taxes                           $    6,190             $     4,170             $   2,907          $ 13,267

Three Months Ended September 30, 1998
Medical Premiums                                           $145,990                                                        $145,990
Specialty Product Revenues.                                   3,566               $  40,450                                  44,016
Professional Fees  ........................                  10,939                                                          10,939
Military Contract Revenues .......................                                                       $ 72,418            72,418
Investment and Other Revenues.                                2,064                   5,450                   205             7,719
   Total Revenue. ......................                   $162,559               $  45,900              $ 72,623          $281,082

Segment Operating Profit                                  $  10,967              $    5,705             $   1,541         $  18,213
Interest Expense and Other                                     (304)                   (820)                  (83)           (1,207)
Net Income Before Income Taxes.                           $  10,663              $    4,885             $   1,458         $  17,006

Nine Months Ended September 30, 1999
Medical Premiums                                           $614,603                                                        $614,603
Specialty Product Revenues                                    6,951                $ 59,266                                  66,217
Professional Fees  .......................                   40,112                                                          40,112
Military Contract Revenues .......................                                                       $218,193           218,193
Investment and Other Revenues.                                5,006                  11,921                   410            17,337
   Total Revenue. .....................                    $666,672               $  71,187              $218,603          $956,462

Segment Operating Profit.                                $   27,177               $  15,067            $    8,359         $  50,603
Interest Expense and Other.                                  (8,921)                 (2,741)                 (682)          (12,344)
Premium Deficiency, Impairment and Other Costs              (13,206)                                                        (13,206)
Net Income Before Income Taxes                          $     5,050               $  12,326            $    7,677         $  25,053

Nine Months Ended September 30, 1998
Medical Premiums                                           $427,029                                                        $427,029
Specialty Product Revenues.                                   9,963                $110,935                                 120,898
Professional Fees  .......................                   33,033                                                          33,033
Military Contract Revenues .......................                                                       $132,806           132,806
Investment and Other Revenues                                 6,325                  15,728                   217            22,270
   Total Revenue. ......................                   $476,350                $126,663              $133,023          $736,036

Segment Operating Profit                                  $  33,913               $  15,590            $    4,923         $  54,426
Interest Expense and Other                                     (631)                 (3,071)                 (405)           (4,107)
Net Income Before Income Taxes.                           $  33,282               $  12,519            $    4,518         $  50,319




                                                     Page 8

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


     7. In the second quarter of 1999, the Company filed a motion for preliminary injunction in Clark County District Court against Universal Health Services and the Valley Health System ("Universal"). The Company has reimbursed Universal for services provided to health plan members based on predetermined rates established through one of its subsidiaries. However, Universal is disputing the validity of the contract and is billing the Company and its members additional charges. The Company is currently engaged in settlement negotiations and the outcome of these negotiations could result in a material expense to the Company; however, the range of this potential loss cannot be reasonably estimated at this time, and has not been accrued as of September 30, 1999.

     8. Certain amounts in the Condensed Consolidated Financial Statements and accompanying notes for the three and nine months ended September 30, 1998 have been reclassified to conform with the current year presentation.

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

     Results of Operations, three months ended September 30, 1999, compared to three months ended September 30, 1998.

     The Company's total operating revenues for the three months ended September 30, 1999, increased approximately 14.8% to $322.6 million from $281.1 million for the three months ended September 30, 1998. The increase was primarily due to increases in medical premium revenue of $56.7 million and military contract revenue of $4.6 million offset by a decrease in specialty product revenues of $19.4 million.

     Of the $56.7 million or 38.8% increase in medical premium revenue, approximately $36.2 million is attributed to the Company's Dallas/Ft. Worth operations which were acquired in the fourth quarter of 1998. On October 31, 1998, the Company completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth with approximately 109,000 members at October 31, 1998, and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The remaining increase of $20.5 million or 14.0% is due to additional premium revenue at the Company's other HMO and insurance subsidiaries. Excluding the Dallas/Ft. Worth operations, member months (the number of months of each period that an individual is enrolled in a plan) increased approximately 7%. Medicare member months increased 13%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. Excluding the Dallas/Ft. Worth operations, the Company's HMO and insurance subsidiaries' premium rates increased approximately 6%. The Company's HMO commercial rates increased approximately 4% in Nevada and approximately 15% in Texas. Compared to the fourth quarter of 1998, commercial rates for the Company's recently acquired Dallas/Ft. Worth operations have increased approximately 7%. The Company's managed indemnity rates increased approximately 9% and Medicare rates increased approximately 2%. Over 90% of the Company's Nevada Medicare members are enrolled in the Health Care Financing Administration's ("HCFA") Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Military contract revenue increased from $72.4 million to $77.0 million, a 6.3% increase. The revenue is a result of health care delivery under the Region 1 TRICARE contract that began in June 1998. The increased revenue is primarily a result of an increase in eligible beneficiaries and a shift of health care services from military treatment facilities to the Company's physician network. The Company has also recorded additional revenue associated with contract changes requested by the Department of Defense. Specialty product revenue decreased $19.4 million, or 44.1%, for the three months ended September 30, 1999, compared to the same prior year period. Of the decrease, $18.2 million was due to a decrease in revenue in the workers' compensation insurance segment and $1.2 million was due to a decrease in administrative services revenue. The decrease in specialty product revenues related to the workers' compensation insurance segment was primarily due to additional ceded reinsurance premiums on the low level reinsurance agreement totaling $16.1 million. This agreement was entered into in the fourth quarter of 1998. In addition, ongoing price competition,

                                                     Page 10
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended September 30, 1999, compared to three months ended September 30, 1998 (continued).


     especially in California, is contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership. Professional fee revenue increased approximately $1.8 million primarily due to the medical group operations in Dallas/Ft. Worth. Investment and other revenue decreased approximately $2.1 million over the comparable prior year period primarily due to a decrease in invested balances and a decrease in net capital gains realized on the sale of investments compared to the prior year quarter.

     Total medical expenses increased $51.5 million over the same three month period last year. This increase resulted primarily from the Company's recently acquired Dallas/Ft. Worth operations discussed previously. Excluding the effect of the Dallas/Ft. Worth operations, medical expenses increased $18.8 million or 15.4% compared to the same prior year period. Medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 77.9% to 80.7% for the quarter ended September 30, 1999 compared to the same prior year period. The increase in the Medical Care Ratio reflects the acquired Kaiser-Texas membership which has a higher medical care ratio as well as an increase in Medicare members as a percentage of fully-insured members and higher pharmacy costs. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Included in medical expenses is the utilization of $13.0 million of premium deficiency reserve to offset losses on contracts from the Kaiser-Texas acquisition. Also included in medical expense is the utilization of $1.4 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Specialty product expenses decreased $19.4 million or 45.8% due primarily to ceded workers' compensation losses resulting from the low level reinsurance agreement. In addition, the Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Under the low level reinsurance agreement, in the current year period, ceded premiums were $16.1 million, ceded losses were $19.2 million and ceding commissions were $3.4 million. Specialty product revenue and expense are primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 94.5% compared to 99.6% for the comparable prior year period. The reduction was due to a 10.6% decrease in the loss ratio, which was partially offset by a 5.5% increase in the expense ratio. The reduction in the loss ratio was largely due to a greater portion of losses being reinsured under the low level reinsurance agreement. The current year period had no net development on prior accident years, whereas the loss ratio for the prior year period included net favorable loss development on prior accident years totaling $2.6 million. The prior year favorable loss development was largely due to actual paid losses being below projected losses. The loss and loss adjustment expense ratio for the three months ended September 30, 1999, reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. The increase in the expense ratio was largely due to a reduction in the net earned premium denominator base, which resulted from the increase in ceded reinsurance premiums. This change was offset by a decrease in expenses due to a credit for ceding commissions of $3.4 million. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the premiums, earning a yield on the invested balance.

     General, administrative and marketing ("G&A") costs increased $7.1 million or 26.2% compared to the third quarter of 1998. As a percentage of revenues, G&A costs for the third quarter of 1999 increased from 9.7% to 10.6% compared to the same period in 1998. Of the $7.1 million increase, $3.5 million was due to additional G&A, including amortization of goodwill, related to the acquired HMO business in the Dallas/Ft. Worth area, net of utilization of premium deficiency reserves for maintenance costs of approximately $8.5 million. The most significant items included in the remaining portion of the increase consisted of $1.8 million of additional compensation expense, resulting primarily from additional employees supporting expanded services, and increased depreciation expense of $500,000. The Company markets its products primarily to

                                                     Page 11

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended September 30, 1999, compared to three months ended September 30, 1998 (continued).

     employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended September 30, 1999, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest expense and other increased $3.0 million for the three months ended September 30, 1999, compared to the same prior year period due to an increase in debt primarily related to the Kaiser-Texas acquisition as well as an increase in the Company's cost of borrowing.

     For the current year period, the Company recorded approximately $4.4 million of tax expense for an effective tax rate of 33.2% compared to 26.0% for the same prior year period. This significant increase in the effective tax rate is the result of the tax loss valuation allowances being fully utilized by the end of 1998. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax preferred investments.

     Results of Operations, nine months ended September 30, 1999, compared to nine months ended September 30, 1998.

     The Company's total operating revenues for the nine months ended September 30, 1999, increased approximately 29.9% to $956.5 million from $736.0 million for the nine months ended September 30, 1998. The increase was primarily due to increases in premium revenue of $187.6 million and military contract revenue of $85.4 million, offset by a decrease in specialty product revenues of $54.7 million.

     Of the $187.6 million or 43.9% increase in medical premium revenue, approximately $119.3 million is attributed to the Company's Dallas/Ft. Worth operations which were acquired in the fourth quarter of 1998. The remaining increase of $68.3 million or 16.0% is due to additional premium revenue at the Company's other HMO and insurance subsidiaries. Excluding the Dallas/Ft. Worth operations, member months increased approximately 8%. Medicare member months increased 19%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. Excluding the Dallas/Ft. Worth operations, the Company's HMO and insurance subsidiaries' premium rates increased approximately 7%. The Company's HMO commercial rates increased approximately 4% in Nevada and approximately 15% in Texas. Compared to the fourth quarter of 1998, the commercial rates for the Company's recently acquired Dallas/Ft. Worth operations have increased approximately 7%. The Company's managed indemnity rates increased approximately 4% and Medicare rates increased approximately 2%. Over 90% of the Company's Nevada Medicare members are enrolled in the HCFA Social HMO Medicare program. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

     Military contract revenue increased from $132.8 million to $218.2 million. The increased revenue is a result of health care delivery under the Region 1 TRICARE contract that began in June 1998. Military contract revenue in the same period of the prior year resulted from implementation of the contract and four months of health care delivery. Specialty product revenue decreased $54.7 million or 45.2% for the nine months ended September 30, 1999, compared to the same nine month prior year period. Of the decrease, $51.7 million was due to a decrease in revenue in the workers' compensation insurance segment and $3.0 million was due to


                                                     Page 12
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Results of Operations, nine months ended September 30, 1999, compared to nine months ended September 30, 1998 (continued).


     a decrease in administrative services revenue. The decrease in specialty product revenues related to the workers compensation insurance segment was primarily due to additional ceded reinsurance premiums on the low level reinsurance agreement totaling $43.2 million. This agreement was entered into in the fourth quarter of 1998. In addition, ongoing price competition especially in California is contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership.

     Professional fee revenue increased approximately $7.1 million primarily due to the Company's recently acquired medical group operations in Dallas/Ft. Worth. Investment and other revenue decreased approximately $4.9 million over the comparable prior year period primarily due to a decrease in invested balances and a decrease in capital gains realized on the sale of investments compared to the prior year period.

     Total medical expenses increased $183.0 million over the same nine-month period last year. This increase resulted primarily from the Company's recently acquired Dallas/Ft. Worth operations discussed previously, as well as the premium deficiency charge of $8.1 million recorded in the first quarter of this year, related to under performing markets primarily in Arizona and rural Nevada (see note 2 to the Condensed Consolidated Financial Statements). Excluding the effect of the Company's recently acquired Dallas/Ft. Worth operations and the premium deficiency charge, medical expenses increased $67.7 million or 19.0% compared to the same prior year period. The Medical Care Ratio increased from 77.4% to 82.3% or 81.1% excluding the $8.1 million premium deficiency charge, for the nine months ended September 30, 1999, compared to the prior year period. The increase in the Medical Care Ratio reflects the acquired Kaiser-Texas membership which has a higher medical care ratio, and the premium deficiency charge discussed above, as well as an increase in Medicare members as a percentage of fully-insured members and higher pharmacy costs. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Included in medical expenses is the utilization of $25.2 million of premium deficiency reserve to offset losses on contracts from the Kaiser-Texas acquisition. Also included in medical expense is the utilization of $6.7 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Specialty product expenses decreased $56.3 million or 47.7% due primarily to ceded workers' compensation losses resulting from the low level reinsurance agreement. In addition, the Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Under the low level reinsurance agreement, in the nine month current year period, ceded premiums were $43.2 million, ceded losses were $51.9 million and ceding commissions were $9.9 million. Specialty product revenue and expense are primarily related to the workers' compensation insurance business.

     The combined ratio for the workers' compensation insurance business was 95.4% compared to 100.5% for the comparable prior year period. The reduction was due to an 11.9% decrease in the loss ratio, which was partially offset by a 6.8% increase in the expense ratio. The reduction in the loss ratio was largely due to a greater portion of losses being reinsured under the low level reinsurance agreement. The current year period had no net development on prior accident years, whereas the loss ratio for the prior year period included net


                                                     Page 13
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations, nine months ended September 30, 1999, compared to nine months ended September 30, 1998 (continued).

     favorable loss development on prior accident years totaling $7.2 million. The prior year favorable loss development was largely due to actual paid losses being below projected losses. The loss and loss adjustment expense ratio for the nine months ended September 30, 1999, reflects the Company's current projection of the ultimate costs of claims occurring in the current as well as prior accident years. The increase in the expense ratio was largely due to a reduction in the net earned premium denominator base, which resulted from the increase in ceded reinsurance premiums. This change was offset by a decrease in expenses due to a credit for ceding commissions of $9.9 million. Workers' compensation claims are paid over several years. Until payment is made, the Company invests the premiums, earning a yield on the invested balance.

     G&A costs increased $23.5 million or 29.6% compared to the first nine months of 1998. As a percentage of revenues, G&A costs for the first nine months of 1999 decreased slightly to 10.7% from 10.8% during the comparable period in 1998. Of the $23.5 million increase in G&A, $12.0 million was due to additional G&A, including amortization of goodwill, related to the acquired HMO business in the Dallas/Ft. Worth area, net of utilization of premium deficiency reserves for maintenance costs of approximately $15.5 million. The most significant items included in the remaining portion of the increase consisted of $4.3 million of additional compensation expense, resulting primarily from additional employees supporting expanded services, increased depreciation expense of $2.1 million and increased legal expenses. The Company markets its products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the nine months ended September 30, 1999, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business. Interest expense and other increased $8.2 million for the nine months ended September 30, 1999, compared to the same prior year period due to an increase in debt primarily related to the Kaiser-Texas acquisition as well as an increase in the Company's cost of borrowing.

     For the period, the Company recorded approximately $8.3 million of tax expense for an effective tax rate of 33.3% compared to 25.8% in the same prior year period. This significant increase in the effective tax rate is the result of the tax loss valuation allowances being fully utilized by the end of 1998. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax-preferred investments.

Liquidity and Capital Resources

     The Company had negative cash flows from operations of approximately $43.3 million for the nine months ended September 30, 1999, resulting primarily from a net change in assets and liabilities of $85.3 million offset by $20.9 million in depreciation and amortization, $4.3 million in provision for doubtful accounts and $16.7 million of net income. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to increases in reinsurance recoverable of $37.0 million, as well as decreases in unearned revenue of $19.9 million and the utilization of premium deficiency reserves. The increase in reinsurance recoverable is primarily due to the reinsurance agreement implemented by the Company's workers' compensation subsidiary in the fourth quarter of 1998 with an effective date of July 1, 1998. The decrease in unearned revenue resulted primarily from the early receipt of the subsequent month's HCFA Medicare capitation payments as of December 31, 1998.

     The $3.7 million used for investing and financing activities since December 31, 1998 included $8.0 million used for the purchase of treasury stock and $41.1 million in net capital expenditures including costs associated with continued implementation of three new computer systems, as well as furniture, equipment

                                                     Page 14
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued).

     and other capital needs to support the Company's growth. In the first quarter of 1999 an additional $3.0 million was paid to Kaiser Foundation Health Plan of Texas, in accordance with the purchase agreement as certain accreditation goals were met by the health plan. The purchase price may increase up to an additional $27 million over three years if certain goals are met by the health plan. The Company had net borrowings of $41.0 million under the line of credit which was offset by $3.3 million used for the reduction of other debt. The remaining $20.0 million available under the line of credit may be used for additional working capital, if necessary. Offsetting the above cash outflows, was an $8.2 million net change in investments and $2.3 million received in connection with the sale of stock through the Company's stock plans.

     The Company accrued additional revenues due from the government in the form of a bid price adjustment ("BPA"). The BPA is a result of providing health care services for a larger than expected beneficiary population in TRICARE Region 1. During the second quarter of 1999, the Company received $46.3 million from the government as a partial settlement of its BPA. In addition, the Company received approximately $8.6 million in early November and expects to receive an additional $4.2 million in December.

     The Company has a 1999 capital budget of approximately $60 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system conversion and projected growth and expansion. The Company's liquidity needs over the next three months will primarily be for the capital items noted above, the Company's stock repurchase program, debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, will enable it to meet its liquidity needs on a longer term basis.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $19.0 million as of September 30, 1999. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.5 million to $5.2 million. Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at September 30, 1999, $35.3 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

     CII Financial, Inc., a wholly-owned subsidiary that the Company acquired in 1995, has convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the nine months ended September 30, 1999, the Company purchased $55,000 of the Debentures on the open market.


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

     The Company has completed replacement of its mission critical financial systems and is in the process of replacing its mission critical operational computer systems. The Company has completed validation of its non- information system technology for Year 2000 compliance. The Year 2000 project has five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 items that are determined to be material to the Company; (3) renovating/replacing material items that are determined not to be Year 2000 compliant; (4) testing and validating material items; and (5) implementing renovated/replaced and validated systems.

     At September 30, 1999, the inventory and assessment phases are complete and the renovation/replacement and validation phases are substantially complete as it relates to all material computer systems and non- information system technology. The Company estimates that it was approximately 95% complete with the total project as of September 30, 1999.

     Contingency planning for the mission critical business operations was completed in July 1999. These plans focus on business operations involving information systems and non-information systems technologies.

     The Company has initiated formal communications with entities with which it does business to assess their Year 2000 issues. Evaluations of the most critical third parties have been initiated, and follow-up reviews will be conducted through 1999. Contingency plans are being finalized based on the evaluations which were completed by the middle of 1999. There can be no assurances that the systems of other companies or governmental agencies, such as HCFA and the
Department of Defense ("DOD"), on which the Company relies will be timely modified for Year 2000, or that the failure to modify by another company would not have a material adverse effect on the Company. Based upon two separate reports issued by the United States General Accounting Office it is doubtful that the computer systems at both HCFA and the DOD will be fully Year 2000 compliant by the end of 1999. The Company does not currently have available data to predict the impact of such non-compliance on its business operations. Should there be any material delays caused by Year 2000 issues, the Company anticipates that the governmental entities will make estimated payments.

     The Company is in the process of implementing three major computer systems at an estimated cost of $41 million to $43 million, which includes the implementation costs related to the recently acquired Dallas/Ft. Worth operations. Due to a dispute with the software vendor for the new system related to its workers' compensation business, the company implemented its backup plan to remediate the existing system. The Year 2000 remediation has been completed. To date the Company has spent approximately $40.7 million on the new computer systems and other Year 2000 items. The Company is expensing the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs and other Year 2000 costs to be $4.0 million to $6.0 million. While this is a substantial effort, it will give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

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

                                                     Page 16
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 (continued).

     entire project as scheduled, the possibility of significant interruptions of operations should be reduced.

     Should utility service be disrupted by forces that are outside the control of the company, contingency plans have been established which include the use of gasoline-powered generators to preserve mission critical business systems until such time as utilities are restored. Contingency plans were built upon the assumption that continued operations are subject to established safety and environmental regulations.

     Additionally,  the  Company  has  developed "Day One"  plans  that will be initiated January 1, 2000. These plans mandate that staff from various departments perform tests on all material computer systems and non- information systems to validate that the Company's Year 2000 renovation/replacement efforts were effective. Issues discovered as a result of the Day One plan implementations will be resolved as soon as possible.

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

Membership

  The Company's membership at September 30, 1999  and 1998 was as follows:

                                                                          Number of Members at Period Ended
                                                                         September 30            September 30
                                                                             1999                    1998

HMO
  Commercial..................................................              269,100                  162,600
  Medicare....................................................               50,400                   40,800
Managed Indemnity.............................................               37,300                   45,600
Medicare Supplement...........................................               27,800                   25,500
Administrative Services.......................................              290,300                  316,000
TRICARE Eligibles.............................................              610,000                  606,400
Total Members.................................................            1,284,900                1,196,900

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1999, unrealized holding losses on available for sale investments have increased by $12.7 million since the year end due to an increase in interest rates, and thus, a decline in the market value of bonds. The Company believes that this increase in interest rates should not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

                                                     Page 17
                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     In the second quarter of 1999, the Company filed a motion for preliminary injunction in Clark County District Court against Universal Health Services and the Valley Health System ("Universal"). The Company has reimbursed Universal for services provided to health plan members based on predetermined rates established through one of its subsidiaries. However, Universal is disputing the validity of the contract and is billing the Company and its members additional charges. The Company is currently engaged in settlement negotiations and the outcome of these negotiations could result in a material expense to the Company; however, the range of this potential loss cannot be reasonably estimated at this time, and has not been accrued as of September 30, 1999.

     In addition, the Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on the Company's financial condition.


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



                                      SIERRA HEALTH SERVICES, INC.
                                              (Registrant)



Date November 15, 1999              /S/ PAUL H. PALMER
                                    Paul H. Palmer
                                    Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)




                                     Page 19