Form 10-K
period 1999-12-31
SIERRA HEALTH SERVICES INC
filed 2000-03-24
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    X

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2000 was $145,661,000.

     The number of shares of the registrant's common stock outstanding on February 28, 2000 was 27,041,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                             WHERE INCORPORATED

    Registrant's Current Report on Form 8-K dated                  Part I
                    March 15, 2000.                            Part II, Item 7
                                                                   Part III
Portions of the registrant's definitive proxy statement for its 2000 annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.

                          SIERRA HEALTH SERVICES, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                               Page

                                     PART I

Item  1.      Business .................................................................................          1

Item  2.      Properties................................................................................         15

Item  3.      Legal Proceedings.........................................................................         16

Item  4.      Submission of Matters to a Vote of Security Holders.......................................         16


                                                      PART II

Item  5.      Market for Registrant's Common Stock and

                 Related Stockholder Matters............................................................         17

Item  6.      Selected Financial Data...................................................................         18

Item  7.      Management's Discussion and Analysis of Financial Condition

                 and Results of Operations .............................................................         19

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk ...............................         31

Item  8.      Financial Statements and Supplementary Data...............................................         32

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................         61


                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant........................................         61

Item 11.      Executive Compensation....................................................................         61

Item 12.      Security Ownership of Certain Beneficial Owners and Management............................         61

Item 13.      Certain Relationships and Related Transactions............................................         61


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         62

                                                      PART I

ITEM 1.       BUSINESS

                                                      GENERAL

The Company filed a Current Report on Form 8-K dated March 15, 2000, which is incorporated by reference, that set forth cautionary statements pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identified important risk factors that could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to Sierra Health Services, Inc. and its subsidiaries.

Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"), is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's strategy has been to develop and offer a portfolio of managed health care and workers' compensation products to employer groups and individuals. The Company's broad range of managed health care services is provided through its federally qualified health maintenance organizations ("HMOs"), managed indemnity plans, a third-party administrative services program for employer-funded health benefit plans, workers' compensation medical management programs and a subsidiary that administers a managed care federal contact for the Department of Defense's TRICARE program in Region 1. This contract is currently structured as five one-year option periods. If all option periods are exercised by the Department of Defense ("DoD") and no extensions of the performance period are made, health care delivery will end on May 31, 2003 for Region 1. Ancillary products and services that complement the Company's managed health care and workers' compensation product lines are also offered.

On October 31, 1998, Sierra and one of its subsidiaries, Texas Health Choice, L.C. ("TXHC"), completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The purchase price allocation included a premium deficiency reserve of $25 million for estimated losses on the contracts acquired from Kaiser-Texas. The purchase price was $124 million, which is net $20 million in operating cost support paid to Sierra by Kaiser Foundation Hospitals in four quarterly installments following the closing of the transaction. The purchase price included amounts for real estate and eight medical and office facilities with approximately 500,000 square feet. In December 1998, certain accreditation goals were met by the health plan resulting in a purchase price increase of $3.0 million, to $127 million. The purchase price may increase up to an additional $27 million over three years if certain growth and member retention goals are met by the health plan; however, preliminary results indicate these goals were not met for the first year. Sierra assumed no prior liabilities for malpractice or other litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction was financed with a five-year revolving credit facility and a $35.2 million note payable to Kaiser Foundation Health Plan of Texas. The note is secured by the acquired real estate. Approximately $110 million of the $200 million revolving credit facility was used to fund the transaction.

The original liability for the estimated premium deficiency was based upon assumptions of membership and other operating information, some of which had not been received as of December 31, 1998. During 1999, the Company continued to gather such data, including data from the seller, and based upon the receipt and analysis of this data, the Company revised the initial estimate of the premium deficiency accrual. In total the Company recorded a $72.0 million premium deficiency in conjunction with the acquisition. Of this amount, $6.8 million was utilized in 1998 to offset losses on the acquired contracts and the remainder was utilized in 1999. Total goodwill recorded in conjunction with the acquisition was $126.8 million, of which $24.8 million was a result of adjustments in 1999.

On December 31, 1998, Sierra completed the acquisition of the Nevada health care business of Exclusive Healthcare, Inc. ("EHI"), United of Omaha Life Insurance Company and United World Life Insurance Company ("United"), all of which were subsidiaries of Mutual of Omaha Insurance Company. Sierra initially retained approximately 9,000 members (approximately 4,400 HMO members) subsequent to the acquisition. Effective June 1, 1999, the Company completed the purchase of the Texas operations of EHI (approximately 1,000 HMO members) and United's related preferred provider organization ("PPO") that was part of the dual option HMO/PPO plan. The purchase price of both the Nevada and Texas transactions is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000.

The principal executive offices of the Company are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and its telephone number is (702) 242-7000.

Managed Care Products and Services

The Company's primary types of health care coverage are HMO plans, HMO Point of Service ("POS") plans, and managed indemnity plans, which include a PPO option. As of December 31, 1999, the Company provided HMO products to approximately 198,900 members in Nevada, 92,200 in Dallas/Ft. Worth, 33,300 in Houston and 3,100 in Arizona. The POS products allow members to choose one of the various coverage options when medical services are required instead of one plan for the entire year. The Company also provides managed indemnity products to approximately 36,700 members, Medicare supplement products to approximately 28,300 members, and administrative services to approximately 297,500 members. Medical premiums account for approximately 64% of total revenues. Approximately 72% and 28% of such medical premiums were derived from Nevada HMO and insurance subsidiaries, and the Texas HMO, respectively in 1999.

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

Most of the Company's managed health care services in Nevada are provided through its independently contracted network of approximately 2,000 providers and 12 hospitals. These Nevada networks include the Company's multi-specialty medical group, which provides medical services to approximately 73% of the Company's southern Nevada HMO members and employs over 170 primary care and other providers in various medical specialties. The Company directly provides home health care, hospice care and behavioral health care services and operates a company that provides home infusion, oxygen and durable medical equipment services. In addition, the Company operates two 24-hour urgent care centers, a radiology department, a vision department, an occupational medicine department and two free-standing, state-licensed and Medicare-approved ambulatory surgery centers. The Company believes that this vertical integration of its health care delivery system in Nevada provides a competitive advantage as it has helped it to effectively manage health care costs while delivering quality care.

In Dallas/Ft. Worth, Texas, the Company's affiliated medical group provides professional services from seven health centers; all of which offer primary care services while two offer specialty and urgent care services. Approximately 95% of the Company's 92,200 Dallas/Ft. Worth HMO members are provided care by this medical group. In addition, TXHC has contracts with 13 hospitals for inpatient care in Dallas/Ft. Worth. Shortly after the acquisition, the Company changed the provider model in Dallas/Ft. Worth from a group model to a mixed network model by overlaying individual practice association ("IPA") delivery systems on top of the existing group model to provide members with more choice. Currently, the Dallas/Ft. Worth members are served by approximately 1,500 independently contracted providers. The 33,300 Houston HMO members are served by approximately 1,600 independently contracted providers and 15 hospitals.

The Company's commercial plans offer traditional HMO benefits and POS benefits. At December 31, 1999, the Company had approximately 263,100 commercial members of which 148,400 were located in Nevada, 114,400 in Texas and 300 in Arizona.

The Company offers a Medicare risk product for Medicare-eligible beneficiaries called Senior Dimensions in Nevada and Golden Choice in Texas. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in the Company's Nevada service area. In the first quarter of 2000, the Company eliminated active sales and marketing for Golden Choice. The Company will continue to offer the plan to potential customers who contact the Company, as well as provide service to existing members. The monthly payment received from the Health Care Financing Administration ("HCFA") for Medicare members is determined by formula established by Federal law. The Balanced Budget Act of 1997 included legislative changes which affected the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and by increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals; however, the legislation includes a provision for a minimum increase of 2% annually in health plan Medicare reimbursement through 2003. Under the authority provided by the 1997 Balanced Budget Act (see
"Government Regulation and Recent Legislation"), HCFA has begun to collect hospital encounter data from Medicare risk contractors. The data will be used to implement a new risk adjustment mechanism which will be phased in over a five-year period which began January 1, 2000. Given the relatively high Medicare risk premium levels in certain of the Company's market areas, the Company is in jeopardy that the new risk adjustment mechanism to be developed could adversely affect the Company's Medicare premium rates going forward. The risk adjustment factors have not been applied to the Social HMO capitation payments for the Year 2000 and the Company does not believe that the risk adjustment mechanism will be applied to Social HMO capitation payments in the future.

As of December 31, 1999, the Company had 52,900 Medicare members, of which 39,000 were located in Nevada, 11,100 in Texas and 2,900 in Arizona. Approximately 35,000 of the Nevada Medicare members were enrolled in a Social HMO (See "Social Health Maintenance Organization" following).

In addition, as of December 31, 1999, the Company had approximately 11,500 members enrolled in its HMO Medicaid risk products. To enroll in these products, an individual must be eligible for Medicaid benefits in the state of Nevada. The state's managed care division pays the Company's HMO a monthly fee for each Medicaid member enrolled.

Social Health Maintenance Organization. Effective November 1, 1996, the Company entered into a Social HMO II contract with HCFA pursuant to which a large portion of the Company's Medicare risk enrollees will receive certain expanded benefits. Sierra was one of six HMOs nationally to be awarded this contract, and is currently the only company to have implemented the program as of December 31, 1999. The Company receives additional revenues for providing these expanded benefits. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on the Company's eligible Medicare risk members. The additional benefits include, among other things, assisting the eligible Medicare risk members with typical daily living functions such as bathing, dressing and walking. These members, as identified in the health risk assessments, are those who currently have difficulty performing such daily living functions because of a health or physical problem. HCFA is considering adjusting the reimbursement factors for the Social HMO members in the future. At this time, however, there can be no assurance as to what the final per member reimbursement will be or that the Social HMO contract will be renewed. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

Preferred Provider Organizations. The Company also offers health insurance through its PPO. The Company's managed indemnity plans generally offer insureds the option of receiving their medical care from either contracted or non-contracted providers. Insureds pay higher deductibles and co-insurance or co- payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of the Company's PPO network. As of December 31, 1999, approximately 36,700 members were enrolled in Sierra's managed indemnity plans.

The  Company  currently  provides  managed   indemnity,   accidental  death  and
disability,   and  Medicare  supplement  services  to  individuals  in  Arizona,
California, Colorado, Iowa, Louisiana, Maryland, Mississippi,

Missouri, Nevada, South Carolina and Texas. The Company is also exploring further expansion in certain other states and currently provides other insurance services in Missouri. As of December 31, 1999 the managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

Ancillary Medical Services. Among the ancillary medical services offered by the Company are outpatient surgical care, diagnostic tests, medical and surgical procedures, inpatient and outpatient laboratory tests, x- ray, CAT scans, nuclear medicine services, and mental health and substance abuse services. In Nevada, the Company also provides home health care services, a hospice program and vision services. These services are provided to members of the Company's HMOs, managed indemnity and administrative services plans. The mental health and substance abuse services are also provided to approximately 145,000 participants from non-affiliated employer groups and insurance companies. In addition, the Company offers home infusion, oxygen and durable medical equipment services.

Administrative Services. The Company's administrative services products provide, among other things, utilization review and PPO services to large employer groups that are usually self-insured. As of December 31, 1999, approximately 298,000 members were enrolled in the Company's administrative services plans. The results of operations for these services are included in specialty product revenues and expenses in the Consolidated Statements of Operations.

Military Contract Services

Sierra Military Health Services, Inc. On September 30, 1997, the DoD awarded the Company a triple-option health benefits ("TRICARE") contract to provide managed health care coverage to eligible beneficiaries in Region 1. This region includes approximately 610,000 eligible individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. SMHS completed an eight month implementation phase in May 1998 and began providing health care benefits on June 1, 1998 under the TRICARE contract.

Under the TRICARE contract, Sierra Military Health Services, Inc. ("SMHS") provides health care services to dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Through such partnerships, SMHS also performs specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services. SMHS performs such services using DoD information systems. If all five option periods are exercised by the DoD and no extensions of the performance period are made, health care delivery will end on May 31, 2003, followed by an additional eight month phaseout of the Region 1 managed care support contract.

In June 1996, the DoD awarded a TRICARE contract to TriWest Healthcare Alliance ("TriWest"), a consortium consisting of Sierra and 13 other health care companies, to provide health services to Regions 7 and 8, which include a total of 16 states. The Company's interest in this equity investee is approximately 12%. In April 1997, TriWest began providing health care to approximately 700,000 individuals, of which the Company is responsible for providing care to approximately 93,000 beneficiaries in Nevada and Missouri.

Workers' Compensation Operations

Workers' Compensation Subsidiary. On October 31, 1995, the Company acquired CII Financial, Inc. ("CII"), for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. CII writes workers' compensation insurance in the states of California, Colorado, Kansas, Missouri, Nebraska, Nevada, New Mexico, Texas and Utah. CII has licenses in 32 states and the District of Columbia. California, Colorado, Texas and Nevada represent approximately 81%, 8%, 5% and 2%, respectively, of CII's fully insured workers' compensation insurance premiums in 1999. Workers' compensation insurance premiums account for approximately 6% of the Company's total revenue. The workers' compensation subsidiary applies the discipline of managed care concepts to its operations. These concepts include, but are not limited to, the use of specialized preferred provider networks, utilization reviews by an employed board certified occupational medicine physician as well as nurse case managers, medical bill reviewers and job developers who facilitate early return to work.

Effective September 30, 1997, the Company terminated its workers' compensation administrative services contract with the state of Nevada. The contract served approximately 200,000 enrollees and provided approximately $3.2 million in revenues for the year ended December 31, 1997. The contract was terminated to allow the Company to participate in the Nevada workers' compensation insurance market which was opened to competition in July 1999.

Marketing

The Company's marketing efforts for its commercial managed care products usually involve a two-step process. The Company first makes presentations to employers and then provides information directly to employees once the employer has decided to offer the Company's products. Once a relationship with a group is established and a group agreement is negotiated and signed, the Company's marketing efforts focus on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time of their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods. Medicare risk products are primarily marketed by the HMOs' sales employees. Retention of employer groups and membership growth is accomplished through print advertising directed to employers and through consumer media campaigns. Media communications convey the Company's emphasis on preventive care, ready access to health care providers and quality service. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars and direct mail advertising to clients. Members' satisfaction with Company benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

The Company's workers' compensation insurance policies are sold through independent insurance agents, who may also represent other insurance companies. The Company believes that independent insurance agents and brokers choose to market the Company's insurance policies primarily because of the price the Company charges. Additional considerations include the quality of service that the Company provides and the commissions the Company pays. The Company employs full-time employees as marketing representatives to make personal contacts with agents, to maintain regular communication with them, to advise them of the Company's services and products, and to recruit additional agents. In addition, the Company employs full-time field underwriters who meet with agents and can provide an immediate quote on a policy. As of December 31, 1999, the Company had relationships with approximately 881 agents and paid its agents commissions based on a percentage of the gross written premium produced by such agents and brokers. The Company also has various agency incentive programs that enable an agent to earn additional compensation if certain premium production and/or agency loss ratio goals are met. The Company also utilizes a number of promotional media, including advertising in publications and at trade fairs, to support the efforts of its independent agents.

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

Membership

Period End Membership:

                                                               At December 31,

                                                     1999          1998         1997          1996        1995
                                                   --------      --------     --------      -------     ------
HMO:

    Commercial..............................         263,000      272,000      154,000      147,000      116,000
    Medicare................................          53,000       47,000       36,000       30,000       25,000
    Medicaid................................          11,000        5,000        2,000
Managed Indemnity...........................          37,000       41,000       64,000       46,000       31,000
Medicare Supplement.........................          28,000       26,000       25,000       23,000       15,000
Administrative Services (1) ................         298,000      318,000      328,000      338,000      117,000
TRICARE Eligibles...........................         610,000      606,000       ______       ______       ______
                                                  ----------   ----------
    Total Membership........................       1,300,000    1,315,000      609,000      584,000      304,000
                                                   =========    =========      =======      =======      =======

(1) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of the Company's workers' compensation administrative services contract with the state of Nevada. Enrollment in the terminated plan was 163,000 and 94,000 members at December 31, 1996 and 1995, respectively.

For the years ended December 31, 1999, 1998 and 1997, the Company received approximately 23.5%, 23.0% and 23.7%, respectively, of its total revenues from its contract with HCFA to provide health care services to Medicare enrollees. The Company's contract with HCFA is subject to annual renewal at the election of HCFA, and requires the Company to comply with federal HMO and Medicare laws and regulations and may be terminated if the Company fails to so comply. The termination of the Company's contract with HCFA would have a material adverse effect on the Company's business. In addition, there have been, and the Company expects that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. (See "Government Regulation and Recent Regulation").

The Company's ability to obtain and maintain favorable group benefit agreements with employer groups affects the Company's profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 1999, the Company's ten largest HMO employer groups were, in the aggregate, responsible for less than 10% of the Company's total revenues. Although none of such employer groups accounted for more than 2% of total revenues during that period, the loss of one or more of the larger employer groups would, if not replaced with similar membership, have a material adverse effect upon the Company's business. The
Company has generally been successful in retaining these employer groups. However, there can be no assurance that the Company will be able to renew its agreements with such employer groups in the future or that it will not experience a decline in enrollment within its employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between the Company's health care delivery system and that of many other managed care providers is the fact that approximately 73% of the Company's southern Nevada HMO members and 95% of its Dallas/Ft. Worth, Texas HMO members receive primary health care through the Company's affiliated multi-specialty medical groups. The Company makes health care available through independently contracted providers employed by the multi-specialty medical groups and other independently contracted networks of physicians, hospitals and other providers.

Under the Company's HMOs, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. These primary care physicians and some specialists are compensated to a limited extent on the basis of how well they coordinate appropriate medical care. The Company has a system of limited incentive risk arrangements and utilization management with respect to its independently contracted primary care physicians. The Company compensates its independently contracted primary care physicians and specialists by using both capitation and modified fee-for-service payment methods. In Nevada, under both the capitation and modified fee-for-service methods, an incentive risk arrangement is established for institutional services. Additional amounts may be made available to certain capitated physicians if hospital costs are less than anticipated for the Company's HMO members. For those primary care physicians receiving payments on a modified fee-for-service basis, portions of the payments otherwise due the physicians are withheld. The amounts withheld are available for payment to the physicians if, at year-end, the expenditures for both institutional and non-institutional medical services are within predetermined, contractually agreed upon ranges. It is believed that this method of limited incentive risk payment is advantageous to the physician, the Company and the members because all share in the benefits of managing health care costs. The Company has, however, negotiated capitation and reduced fee-for- service agreements with certain specialists and primary care providers who do not participate in the incentive risk arrangements. The Company monitors health care utilization, including evaluation of elective surgical procedures, quality of care and financial stability of its capitated providers to facilitate access to service and to ensure member satisfaction.

The Company provides or negotiates discounted contracts with hospitals for the provision of inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. The Company believes that it currently has a favorable contract with its primary southern Nevada contracted hospital, Columbia Sunrise Hospital. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis after December 31, 1997. The per diem rate increased 2% in 1999 and is scheduled to increase 3% in 2000. Since a majority of the Company's southern Nevada hospital days are at Columbia Sunrise Hospital, this contract assists the Company in managing a significant portion of its medical costs. The contract expires in the year 2012. Columbia Sunrise Hospital has requested to renegotiate the contract. While the Company intends to enforce the existing terms of the contract, legal and other expenses will be incurred. In Texas, the Company has negotiated a per diem arrangement with Columbia Hospital, Inc., for hospital services provided through 15 hospitals in Houston and has contracts with 13 Columbia hospitals and several tertiary hospitals for inpatient care in Dallas/Ft. Worth.

The Company believes that it has negotiated favorable rates with its contracted hospitals. For hospitals other than Columbia Sunrise Hospital, the Company's contracts with its hospital providers typically renew automatically with both parties granted the right to terminate after a notice period ranging from between three and eighteen months. Reimbursement arrangements with other health care providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate varies and is based on a per day of service charge for specified types of care), capitation or modified fee-for-service arrangements. To the extent possible, when negotiating non-physician provider arrangements, the Company solicits competitive bids.

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

The Company manages health care costs through its large case management program, urgent care centers and by educating its members on how and when to use the services of its plans and how to manage chronic disease conditions. The Company also audits hospital bills to identify inappropriate charges. Further, in Nevada, the Company utilizes its home health care agency and its hospice which helps to minimize hospital admissions and lengths of stay.

     Military Health Services. Under the TRICARE contract, dependents of active duty military personnel and military retirees and their dependents choose one of three option plans available to them for health care services: (1) TRICARE Prime (an HMO style option with a self-selected primary care manager and no deductibles), (2) TRICARE Extra (a PPO style option), or (3) TRICARE Standard (an indemnity style option with deductibles and cost shares). Approximately 35% of eligible beneficiaries receive their primary care through existing Military Treatment Facilities. SMHS negotiated discounted contracts with approximately 25,000 individual providers, 1,500 institutions and 5,000 pharmacies to provide supplemental network access for TRICARE Prime and Extra beneficiaries. SMHS' contracts with providers are primarily on a discounted fee-for-service basis with renewal and termination terms similar to Sierra's commercial practice. SMHS is at- risk for and manages the health care service cost of all TRICARE Extra and Standard beneficiaries as well as a small percentage of TRICARE Prime beneficiaries.

Risk Management

The Company maintains general and professional liability, property and fidelity insurance coverage in amounts that it believes are adequate for its operations. The Company's multi-specialty medical groups maintain excess malpractice insurance for the providers presently employed by the group. In Nevada and Arizona, the Company has assumed the risk for the first $250,000 per malpractice claim, not to exceed $1.5 million in the aggregate per contract year up to its limits of coverage. In Texas, the Company has assumed no self-insured retention per claim. The aggregate maximum limits for each of these policies is $30 million per year. In addition, the Company requires all of its independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which the Company contracts are self-insured. The Company also maintains stop-loss insurance that reimburses the Company between 50% and 90% of hospital charges for each individual member of its HMO or managed indemnity plans whose hospital expenses exceed, depending on the contract, $75,000 to $200,000, during the contract year and up to $2.0 million per member per lifetime.

Effective July 1, 1997, the Company also maintains excess catastrophic coverage for one of the Company's wholly-owned HMOs, Health Plan of Nevada, Inc. ("HPN"), that reimburses the Company for amounts by which the ultimate net loss exceeds $400,000, but does not exceed the annual maximum of $19.6 million per occurrence and $39.2 million per contract. In the ordinary course of its business, however, the Company is subject to claims that are not insured, principally claims for punitive damages.

Effective January 1, 1998, workers' compensation claims are reinsured between $500,000 and $100 million per occurrence. For claims occurring on and after July 1, 1998, that are below $500,000, the Company obtained quota share and excess of loss reinsurance. Under this agreement, the Company reinsures 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. The Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. This agreement expires June 30, 2000 and there is a provision for optional twelve-month run-off coverage on policies in force at June 30, 2000.

Effective January 1, 2000, the reinsurance on workers' compensation claims between $500,000 and $100 million was replaced with a three-year agreement which provides coverage for claims exceeding $500,000 per occurrence with no upper limit.

The Company is unaware of any pending disputes with any of its reinsurers that could result in termination, recision, arbitration or litigation of its reinsurance agreements.

Information System

The Company has in place certain data systems which assist the Company in, among other things, pricing its services, monitoring utilization and other cost factors, providing bills on a timely basis, identifying accounts for collection and handling various accounting and reporting functions. Its imaging and workflow systems are used to process and track claims and coordinate customer service. Where it is cost efficient, the Company's system is connected to large provider groups, doctors' offices, payors and brokers to enable efficient transfer of information and communication. In 2000, the Company plans to implement an internet-based health access system to serve its members, providers and employees. The Company views its information systems capability as critical to the performance of ongoing administrative functions and integral to quality assurance and to the coordination of patient care across care sites. The Company is continually modifying or improving its information systems capabilities in an effort to improve operating efficiencies.

Year 2000

The Year 2000 issue existed because many computer systems and applications used two-digit date fields to designate a year. As the century date change occurred, date-sensitive non-compliant systems may have recognized the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may have caused systems to process critical financial and operational information incorrectly.

The Company replaced or remediated its mission critical financial systems as well as its mission critical operational computer systems, remediated databases and validated the readiness of all computing and non- computing systems. The Company also engaged in a thorough evaluation to validate that all systems, computing and non-computing, were functioning. The Company is unaware of any Year 2000 related outages over the century date change.

The Company implemented two major systems in 1999 and is in the process of implementing a third, at an estimated cost of over $50 million, which includes the implementation costs related to the acquired Kaiser- Texas operations. To date the Company has spent approximately $48.9 million on the new computer systems and other Year 2000 items. The Company expensed the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs to be $4.0 million to $6.0 million. While this has been a substantial effort, the results should give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

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

The NCQA is an independent, not-for-profit organization dedicated to measuring the quality of America's health care. The NCQA survey includes rigorous on-site and off-site evaluations of over 60 standards. A team of physicians and managed care experts conducts accreditation surveys. A national oversight committee of physicians analyzes the team's findings and assigns an accreditation level based on the performance level of each plan being evaluated to NCQA's standards. Health Plan of Nevada, Inc., has received a Commendable Accreditation from NCQA, for the Commercial HMO and Medicare HMO product lines in the Las Vegas metropolitan area and Pahrump. TXHC has earned an Accredited status from NCQA for its commercial HMO product in the Dallas/Ft. Worth service area.

The TXHC accreditation will expire in April of 2000. At this time, the Company has voluntarily postponed its accreditation renewal process for TXHC and a scheduled site examination visit of TXHC by the NCQA in the second quarter of 2000 was cancelled. The Company expects to reschedule the site examination for the first quarter of 2001 depending on the NCQA's availability. There can be no assurance, however, that the Company will maintain or re-obtain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations could have on HPN's or TXHC's competitive positions in southern Nevada and Dallas/Ft. Worth, Texas respectively.

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

In addition to premiums paid by employers, members also pay co-payments at the time certain services are provided. The Company believes that such co-payments encourage appropriate utilization of health care services while allowing the Company to offer competitive premium rates. The Company also believes that the capitation method of provider compensation encourages physicians to provide only medically necessary and appropriate care.

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

Workers' Compensation. Prior to insuring a particular risk, the Company reviews, among other factors, a standard industry application, a supplemental questionnaire and the employer's prior loss experience. Additionally, the Company determines whether the employer's employment classifications are among the classifications that the Company has elected to insure and if the amounts of the premiums for the classifications are within the Company's guidelines. The Company reviews these classifications periodically to evaluate whether they are profitable. A member of the Company's loss control department may conduct an on-site safety inspection before the Company insures the employer. The Company generally initiates this inspection for enterprises classified as higher hazard or ones identified as needing loss control attention or service such as manufacturing and construction. The Company may also initiate inspections if the enterprise previously has had a high loss ratio, a high experience modification factor or frequency of losses. If the on-site inspection reveals hazards that can be corrected, and an agreement can be reached with the employer that these hazards will be corrected in a time frame established by the Company's underwriting department, the Company may issue a policy subject to correction of those hazards. In the event the Company has issued a policy where no previous inspection has been conducted, and subsequently learns through an inspection the employer has hazards that must be corrected, the Company will request that the employer correct the hazards within a specified period of time. If these hazards are not corrected, the Company may cancel the policy for non-compliance of the hazard correction, within legal requirements. With regard to new business, the agent or broker will usually submit the claims history on the prospective account. In those situations where the claims history is not supplied by the agent or broker, other sources (such as the Industry Experience Modification Worksheets) are used to obtain the appropriate claims history if possible.

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. The Company's major competition is from self-funded employer plans, PPO networks, other HMOs, such as Humana Care Plus, Pacificare Health Systems, Inc., Aetna and United Healthcare Corp. and traditional indemnity carriers, such as Blue Cross/Blue Shield. Many of the Company's competitors have substantially larger total enrollments, have greater financial resources and offer a broader range of products than the Company. Additional competitors with greater financial resources than the Company may enter the Company's markets in the future. The Company believes that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. The Company depends on a large PPO network and flexible benefit plans to attract new members. Competitive pressures may result in reduced membership levels. Any such reductions could materially affect the Company's results of operations.

Workers' Compensation. The Company's workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. Since open rating became effective for policyholders in 1995, there have been substantial reductions in premiums. However, for renewal policies issued year to date in 2000, Sierra's workers' compensation business has obtained premium rate increases in excess of 15%. The increase seen so far in 2000 is a material positive change from the previous rate trend. Based on public information, other California workers' compensation companies are issuing year 2000 policies at rates 15% to 20% in excess of the expiring premiums.

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

Losses and Loss Adjustment Expenses

Often, in workers' compensation insurance, several years may elapse between the occurrence of a loss and the final settlement of the loss. To recognize liabilities for unpaid losses, the Company establishes reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses for insured events, including reserves for events that have been incurred but have not yet been reported to the Company ("incurred but not reported" or "IBNR").

When a claim is reported, the Company's claims personnel initially establish reserves on a case-by-case basis for the estimated amount of the ultimate payment. These estimates reflect the judgment of the claims personnel based on their experience and knowledge of the nature and value of the specific type of claim and the available facts at the time of reporting as to severity of injury and initial medical prognosis. Included in these reserves are estimates of the expenses of settling claims, including legal and other fees. Claims personnel adjust the amount of the case reserves as the claim develops and as the facts warrant.

IBNR reserves are established for unreported claims and loss development relating to current and prior accident years. In the event that a claim that occurred during a prior accident year was not reported until the current accident year, the case reserve for such claim typically will be established out of previously established IBNR reserves for that prior accident year. Unallocated loss adjustment expense reserves are established for the estimated costs related to the general administration of the claims adjustment process.

The Company reviews the adequacy of its reserves on a periodic basis and considers external forces such as changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors that could cause actual losses and loss adjustment expenses ("LAE") to change. Reserves are reviewed with the Company's independent actuary at least annually. The actuarial projections include a range of estimates reflecting the uncertainty of projections. Management evaluates the reserves in the aggregate, based upon the actuarial indications, and makes adjustments where appropriate. The consolidated financial statements of the Company provide for reserves based on the anticipated ultimate cost of losses.

Government Regulation and Recent Legislation

HMOs and Managed Indemnity. Federal and state governments have enacted statutes extensively regulating the activities of HMOs. In addition, growing government concerns over increasing health care costs and quality of care could result in new or additional state or federal legislation that could affect health care providers, including HMOs, PPOs and other health insurers. Among the areas regulated by federal and state law are the scope of benefits available to members, premium structure, procedures for review of quality assurance, enrollment requirements, the relationship between an HMO and its health care providers and members, licensing and financial condition.

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

While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. For example, any proposals to eliminate or reduce ERISA pre-emption of state laws that would increase litigation exposure, affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to control medical costs and may adversely affect financial results.

In addition to changes in applicable laws and regulations, the Company is subject to various audits, investigations and enforcement actions. These include possible government actions relating to the federal Employee Retirement Income Security Act, which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care and payment or reimbursement therefor. In addition, the Company is subject to Medicare regulations promulgated by HCFA. Any violation of such government laws and regulations could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect the Company's reputation in various markets and make it more difficult for the Company to sell its products and services.

The Company has HMO licenses in Nevada, Texas and Arizona. The Company's HMO operations are subject to regulation by the Nevada Division of Insurance, the Board of Health, the Texas Department of Insurance and the Arizona Department of Insurance. The Company's health insurance subsidiary is domiciled and incorporated in California and is licensed in 43 states and the District of Columbia. It is subject to licensing and other regulations of the California Department of Insurance as well as the insurance departments of other states in which it operates or holds licenses. The Company's HMO and insurance premium rate increases are subject to various state insurance department approvals. The Company's Nevada HMO and health insurance subsidiaries currently maintain home offices and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada. The Company intends to take all necessary steps to continue to comply with eligibility requirements for these credits. The elimination or reduction of the premium tax credit would have a material adverse effect on the Company's results of operations.

The Company is subject to the Federal HMO Act and its regulations. The Company's HMOs are federally- qualified under this Act. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to its health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of such person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

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

In 1997, Congress passed the Balanced Budget Act ("Act") which revised the structure of and reimbursement for private health plan options for Medicare enrollees. The Act seeks to expand the options available to Medicare enrollees by permitting HCFA to contract with a variety of types of managed care plans, creating a new Medicare fee-for-service option and establishing a Medicare Medical Savings Account Demonstration Program. The legislation also encourages provider sponsored organizations to contract directly with HCFA to provide coverage for Medicare enrollees. Federal reimbursement was modified so that the premiums paid by HCFA will be adjusted to take into account, on an increasing basis, a blend of national and local health care cost factors, rather than only local costs--starting with a 10% national factor in 1998 and moving to a 50% national factor by 2003. Congress also provided for gradual removal of a graduate medical education factor in determining reimbursement and, for the phase in of a risk adjustment payment methodology. As a result, it is likely that premiums paid by HCFA will not match the rate of increase for medical costs.

The legislation includes a provision for a minimum increase of 2% annually in health plan Medicare reimbursement through 2003. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal of the rule requiring health plans to have one commercial enrollee for each Medicare or Medicaid enrollee. These changes could have the effect of increasing competition in the Medicare market. Further, effective January 1, 1999, the Company was required to implement new Medicare regulations including, but not limited to, discharge notices, additional provider contract language and extensive new quality improvement programs. In 1999, Congress changed a number of the Act provisions in the Balanced Budget Refinement Act ("BBRA"). The BBRA made numerous changes in Medicare payment, contracting, enrollment rules, and altered the risk adjustment phase-in schedule. These new regulations are likely to increase the burden of administering the Company's Medicare plans and may adversely impact the Company's operations.

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

Workers' Compensation. The Company is subject to extensive governmental regulation and supervision in each state in which it conducts workers' compensation business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally has its source in statutes that establish regulatory agencies and delegate to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to such matters as licensing companies; restricting the types or quality of investments; requiring triennial financial examinations and market conduct surveys of insurance companies; licensing agents; regulating aspects of a company's relationship with its agents; restricting use of some underwriting criteria; regulating premium rates, forms and advertising; limiting the grounds for cancellation or nonrenewal of policies; solicitation and replacement practices; and specifying what might constitute unfair practices. Moreover, the payment of dividends and the making of other distributions to the Company by its workers' compensation insurance company subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations, applicable state corporate laws and regulations, the terms of agreements to which they may become a party and government regulations, which restrict in certain circumstances the payment of dividends and distributions, and the transfer of assets to the Company.

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

Deposits. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company has restricted assets on deposit in various states ranging from $20,000 to $2.0 million and totaling $21.7 million at December 31, 1999. The Company's HMO and insurance subsidiaries meet requirements to maintain minimum stockholder's equity ranging from $1.1 million to $5.2 million. In addition, in conjunction with the Kaiser-Texas acquisition, TXHC entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million.

Dividends. The Company's HMO and insurance subsidiaries are also restricted by state law as to the amount of dividends that can be declared and paid. Moreover, insurance companies and HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend" is generally defined as a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of the insurer's surplus as of the preceding December 31 or (ii) the net gain from operations of such insurer for the 12-month period ending on the preceding December 31. The Company is not in a position to assess the likelihood of obtaining future approval for the payment of "extraordinary dividends" or dividends other than those specifically allowed by law in each of its subsidiaries' states of domicile. No prediction can be made as to whether any legislative proposals relating to dividend rules in the domiciliary states of the Company's subsidiaries will be made or adopted in the future, whether the insurance departments of such states will impose either additional restrictions in the future or a prohibition on the ability of the Company's regulated subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on the Company's regulated subsidiaries.

Employees

The Company had approximately 4,700 employees as of December 31, 1999. None of these employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The Company owns several administrative facilities in southern Nevada totaling approximately 400,000 square feet. Such facilities include an approximate
110,000 square foot six-story home office building and an approximate 43,000 square foot two-story corporate administrative headquarters. These buildings are subject to liens securing a $400,000 loan balance. Also included in this total is a 198,000 square foot six-story administrative headquarters building which became fully occupied in 1998. This building is subject to a $11.6 million loan balance. The Company also owns clinical facilities in the southern Nevada area totaling approximately 425,000 square feet and consisting primarily of ten medical clinics including one medical clinic that opened for business in January 2000 and two surgery centers. The Company leases additional office and clinical space in Nevada totaling approximately 129,000 and 90,000 square feet, respectively.

In conjunction with the Kaiser-Texas acquisition, the Company purchased eight medical and office facilities with approximately 323,000 square feet of clinical facilities and approximately 175,000 square feet of administrative facilities. These buildings are subject to a deed of trust note securing a $34.7 million note balance. In addition, the Company leases additional office and clinical space in Texas totaling approximately 24,000 square feet and 56,000 square feet, respectively. The above properties are utilized primarily for the managed care operations. The workers' compensation subsidiary is headquartered in Nevada and occupies approximately 25% of the 198,000 square foot administrative building as well as leases approximately 64,000 square feet of office space in California. The Company leases approximately 150,000 square feet of office space in other various states as needed for the military subsidiary's administrative headquarters, for TRICARE service centers and for other regional operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                                      PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Market Information

The Company's common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since the Company's initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 1999 and 1998.



         Period                                                                     High               Low

         1999

             First Quarter........................................                 $22 1/8             $11 9/16
             Second Quarter.......................................                   16 1/4              10 7/16
             Third Quarter........................................                   14 9/16             10 1/16
             Fourth Quarter.......................................                   10                    4 5/8

         1998

             First Quarter........................................                 $26 7/8             $20 9/16
             Second Quarter.......................................                   27 37/64            23 1/4
             Third Quarter........................................                   26                  15 7/8
             Fourth Quarter.......................................                   24 15/16            17 15/16

On February 28, 2000 the closing sale price of the Common Stock was $6.00 per share.

Note:    The  above  stock  prices  have  been   adjusted  to  account  for  the
         three-for-two stock split of the Company's Common Stock to stockholders of record as of May 18, 1998.

Holders

The number of record holders of Common Stock at February 28, 2000 was 241. Based upon information available to it, the Company believes there are several thousand beneficial holders of the Common Stock.

Dividends

No cash dividends have been paid on the Common Stock since the Company's inception. The Company currently intends to retain its earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As a holding company, the Company's ability to declare and to pay dividends is dependent upon cash distributions from its operating subsidiaries. The ability of the Company's health maintenance organizations ("HMOs") and insurance subsidiaries to declare and to pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources). The declaration of any future dividends will be at the discretion of the Company's Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements and the financial condition of the Company and upon general business conditions.

ITEM 6.       SELECTED FINANCIAL DATA

The following selected consolidated financial data of Sierra Health Services, Inc., and subsidiaries (the "Company"), for each of the fiscal years in the five-year period ended December 31, 1999 should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data below has been derived from the audited Consolidated Financial Statements of the Company.




                                                                                           Years Ended December 31,
                                                                    -----------------------------------------------
                                                                      1999           1998           1997         1996         1995
                                                                   ----------     ----------     ----------   ----------   --------
                                                                                    (Amounts in thousands, except per share data)
Statement of Operations Data:
OPERATING REVENUES:
   Medical Premiums.............................................  $   827,779     $  609,404      $513,857      $386,968   $319,475
   Military Contract Revenues ..................................      287,398        204,838         4,346
   Specialty Product Revenues ..................................       94,221        148,368       146,211       133,324    102,807
   Professional Fees............................................       51,842         45,363        31,238        28,836     19,417
   Investment and Other Revenues................................       22,571         29,230        26,072        26,283     25,310
                                                                -------------   ------------    ----------    ----------  ----------
     Total......................................................    1,283,811      1,037,203       721,724       575,411    467,009
                                                                  -----------     ----------     ---------     ---------   ---------

OPERATING EXPENSES:
   Medical Expenses.............................................      749,797        513,209       419,272       315,915    245,135
   Military Contract Expenses  .................................      276,493        196,625         4,193
   Specialty Product Expenses...................................       96,487        142,258       143,082       130,758    102,859
   General, Administrative and Marketing Expenses...............      137,812        110,687        93,919        72,237     63,562
   Impairment, Settlement and Other Costs (1) ..................       18,808         13,851        29,350        12,064     11,614
                                                                -------------   ------------    ----------    ---------- ----------
     Total......................................................    1,279,397        976,630       689,816       530,974    423,170
                                                                  -----------    -----------     ---------     ---------  ---------

OPERATING INCOME ...............................................        4,414         60,573        31,908        44,437     43,839

INTEREST EXPENSE AND OTHER, NET.................................      (14,980)        (7,181)       (4,433)       (2,823)    (3,737)
                                                                 ------------   ------------   -----------    ---------- ----------

(LOSS) INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .......................................      (10,566)        53,392        27,475        41,614     40,102
BENEFIT (PROVISION) FOR INCOME TAXES............................         5,935       (13,796)      ( 3,234)      (10,471)   (12,198)
                                                                --------------   -----------   -----------     ---------  ---------
(LOSS) INCOME FROM CONTINUING OPERATIONS........................       (4,631)        39,596        24,241        31,143     27,904
LOSS FROM DISCONTINUED OPERATIONS ..............................                                                             (6,600)
                                                                -----------------  -----------------  --------------- -------------

NET (LOSS) INCOME .............................................. $     (4,631)   $    39,596     $  24,241     $  31,143  $  21,304
                                                                 ============    ===========     =========     =========  =========

EARNINGS PER COMMON SHARE (2):
   (Loss) Income from Continuing Operations Per Share ..........        $(.17)         $1.45          $.90         $1.17      $1.07
   Loss Per Share from Discontinued Operations .................                                                               (.25)
                                                                     --------      --------        ------      --------     -------
   Net (Loss) Income Per Share .................................        $(.17)         $1.45          $.90         $1.17     $  .82
                                                                        =====          =====          ====         =====     ======

   Weighted Average Number of Common

     Shares Outstanding ........................................       26,927         27,391        27,013        26,589     26,121
                                                                       ======         ======        ======        ======     ======

EARNINGS PER COMMON SHARE ASSUMING
     DILUTION (2):
       (Loss) Income from Continuing Operations Per Share ......        $(.17)         $1.43          $.88         $1.15      $1.05
       Loss Per Share from Discontinued Operations .............                                                               (.25)
                                                                     --------      ---------         -----     ---------     ------
       Net (Loss) Income Per Share .............................        $(.17)         $1.43          $.88         $1.15     $  .80
                                                                        =====          =====          ====         =====     ======

   Weighted Average Number of Common

     Shares Outstanding Assuming Dilution ......................        26,927        27,747        27,426        27,191     26,601
                                                                        ======        ======        ======        ======     ======



                                                                                      Years Ended December 31,

                                                                      1999           1998           1997         1996         1995
                                                                   ----------     ----------     ----------   ----------  --------

                                                                                                       (Amounts in thousands)

Balance Sheet Data:

   Working Capital .............................................   $  114,740     $   198,092     $ 211,911     $189,943   $192,873
   Total Assets.................................................    1,130,112       1,045,120       723,936      629,462    575,146
   Long-term Debt (Net of Current Maturities)...................      258,854         242,398        90,841       66,189     71,257
   Cash Dividends Per Common Share..............................         none            none          none         none       none
   Stockholders' Equity.........................................      278,412         303,714       265,682      234,482    207,715

     (1) The Company recorded certain identifiable impairment, settlement and other costs. See Note 15 of Notes to the Consolidated Financial Statements.

(2)
Adjusted to account for three-for-two stock split of the Company's common stock to stockholders of record as of May 18, 1998.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this
Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this 1999 Annual Report on Form 10-K should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K filing dated March 15, 2000, incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Acquisitions

On October 31, 1998, Sierra Health Services, Inc. ("Sierra") and one of its subsidiaries, Texas Health Choice, L.C. (formerly HMO Texas L.C.) completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas
("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth, and Permanente Medical Association of Texas ("Permanente"), a medical group with approximately 150 physicians. The purchase price was $124 million, which was net $20 million in operating cost support paid to Sierra by Kaiser Foundation Hospitals in four quarterly installments following the closing of the transaction. The purchase price allocation included a premium deficiency reserve of $25 million for estimated losses on the contracts acquired from Kaiser-Texas. The purchase price also included amounts for real estate and eight medical and office facilities with approximately 500,000 square feet. In December 1998, certain accreditation goals were met by the health plan resulting in a purchase price increase of $3.0 million to $127 million. The purchase price may increase up to an additional $27 million over three years if certain growth and member retention goals are met by the health plan; however, preliminary results indicate these goals were not met for the first year. Sierra assumed no prior liabilities for malpractice or other litigation, or for any unanticipated future adjustments to claims expenses for periods prior to closing. The transaction was financed with a five-year revolving credit facility and a $35.2 million note payable to Kaiser Foundation Health Plan of Texas. The note is secured by the acquired real estate. Approximately $110 million of the $200 million revolving credit facility was used to fund the transaction.

The original liability for the estimated premium deficiency was based upon assumptions of membership and other operating information, some of which had not been received as of December 31, 1998. During 1999, the Company continued to gather such data, including data from the seller, and based upon the receipt and analysis of this data, the Company revised the initial estimate of the premium deficiency accrual. In total the Company recorded a $72.0 million premium deficiency in conjunction with the acquisition. Of this amount, $6.8 million was utilized in 1998 to offset losses on the acquired contracts, and the remainder was utilized in 1999. Total goodwill recorded in conjunction with the acquisition was $126.8 million of which $24.8 million was a result of adjustments in 1999.

On December 31, 1998, Sierra completed the acquisition of the Nevada health care business of Exclusive Healthcare, Inc. ("EHI"), United of Omaha Life Insurance Company and United World Life Insurance Company ("United"), all of which were subsidiaries of Mutual of Omaha Insurance Company. Sierra initially retained approximately 9,000 members (approximately 4,400 HMO members) subsequent to the acquisition. Effective June 1, 1999, the Company completed the purchase of the Texas operations of EHI (approximately 1,000 HMO members) and United's related preferred provider organization ("PPO") that is part of the dual option HMO/PPO plan. The purchase price of both the Nevada and Texas transaction is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000.

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

Overview

The Company derives revenues from its health maintenance organizations, managed indemnity, military health care services and workers' compensation insurance subsidiaries. To a lesser extent, the Company also derives additional specialty product revenues from non-HMO and insurance products (consisting of fees for workers' compensation administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services to non-members and co- payment fees received from members), and investment and other revenue. Medical premium revenues accounted for approximately 64.5%, 58.8% and 71.2% of the Company's total revenues for 1999, 1998 and 1997, respectively. The decrease in medical premiums as a percentage of total revenues in 1998 is primarily due to the addition of military contract revenues. The increase in the percentage of medical premiums as a percentage of total revenues in 1999 is due to the acquisitions discussed previously. Continued medical premium revenue growth is principally dependent upon continued enrollment in the Company's products and upon competitive and regulatory factors.

The Company's principal expenses consist of medical expenses, military contract expenses, specialty product expenses, and general, administrative and marketing expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independently contracted physicians, hospitals and other health care providers to cover enrollees, as well as the aggregate expenses to operate and manage the Company's multi-specialty medical groups and other provider subsidiaries. As a provider of health care management services, the Company seeks to positively effect quality of care and expenses by employing or contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, by monitoring and managing utilization of physicians and hospital services and by providing incentives to use cost-effective providers. Military contract expenses represent the expenses of delivering health care, as agreed to in the TRICARE contract with the federal government, as well as administrative costs to operate the military health care subsidiary. Specialty product expenses primarily consist of losses and loss adjustment expenses, policy acquisition expenses and other general and administrative expenses associated with the Company's workers' compensation insurance subsidiaries. General, administrative and marketing expenses generally represent operational costs other than those associated with the delivery of health care services, military contract services and specialty product services.

     On September 30, 1997, Sierra Military Health Services, Inc. ("SMHS"), a wholly owned subsidiary of the Company, was awarded a TRICARE contract to provide managed health care coverage to eligible beneficiaries in Region 1. Under the contact, SMHS provides health care services to approximately 610,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. In June 1998, the Company began providing health care benefits to individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. SMHS was notified on February 13, 1998 that the United States General Accounting Office sustained a competitor's protest of the contract award for TRICARE Managed Care Support Region 1 and recommended that the contract be re-bid. In December 1998, the Company reached an agreement to settle the protest. As part of the settlement, the competitor has foregone any and all rights it may have to challenge the contract award and seek a re-bid. (See Note 15 of Notes to the Consolidated Financial Statements).

Impairment, settlement and other costs represent identifiable incremental costs the Company has incurred primarily in connection with various mergers, acquisitions and planned dispositions as well as expenses associated with the Company's proposal to serve TRICARE beneficiaries in Region 1 and the ultimate cost to settle the bid protest. Start-up expenses associated with the proposal to serve TRICARE beneficiaries were charged to operations upon notification of award. (See Note 15 of Notes to the Consolidated Financial Statements).

Results of Operations

The following table sets forth selected operating data as a percentage of revenues for the periods indicated:



                                                                            Years Ended December 31,
                                                                    --------------------------------
                                                                     1999              1998             1997
                                                                  ----------        ----------       -------

OPERATING REVENUES:
     Medical Premiums........................................         64.5%            58.8%            71.2%
     Military Contract Revenues..............................         22.4             19.7               .6
     Specialty Product Revenues .............................          7.3             14.3             20.3
     Professional Fees.......................................          4.0              4.4              4.3
     Investment and Other Revenues ..........................          1.8              2.8              3.6
                                                                   -------           ------           ------
        Total................................................        100.0            100.0            100.0
                                                                     -----            -----            -----

OPERATING EXPENSES:
     Medical Expenses........................................         58.4             49.5             58.1
     Military Contract Expenses .............................         21.6             19.0               .6
     Specialty Product Expenses..............................          7.5             13.7             19.8
     General, Administrative and Marketing Expenses..........         10.7             10.7             13.0
     Impairment, Settlement and Other Costs..................          1.5              1.3              4.1
                                                                     -----            -----           ------

        Total................................................         99.7             94.2             95.6
                                                                      ----             ----             ----

OPERATING INCOME ............................................           .3              5.8              4.4

INTEREST EXPENSE AND OTHER, NET..............................       (1.1)             (.7)             (.6)
                                                                   -----             ----             ----

(LOSS) INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ....................................        (.8)               5.1              3.8

BENEFIT (PROVISION) FOR INCOME TAXES.........................           .4           (1.3)            ( .4)
                                                                    ------          -----            -----

NET (LOSS) INCOME ...........................................        (.4)%              3.8%             3.4%
                                                                  ======               ====             ====

1999 Compared to 1998

Revenues. The Company's total operating revenues for 1999 increased approximately 23.8% to $1.28 billion from $1.04 billion for 1998. The increase was primarily due to an increase in premium revenue of $218.4 million and increases in military contract revenue of $82.6 million, offset by a decrease in specialty product revenue of $54.1 million.

Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $218.4 million, or 35.8%. Excluding the effect of the Kaiser-Texas acquisition, premium revenue increased $84.9 million, or 14.6%. The $84.9 million increase in premium revenue reflects a 7.9% increase in member months (the number of months of each year that an individual is enrolled in a plan). Additionally, Medicare member months increased 16.2%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The Company's premium rates increased approximately 4% for its Nevada HMO commercial groups and 11% for its Houston, Texas commercial groups. Compared to the fourth quarter of 1998, the commercial rates for the Company's acquired Dallas/ Ft. Worth operations have increased approximately 8%. The Company's managed indemnity rates increased approximately 8% and Medicare rates increased approximately 2%. Over 90% of the Company's Nevada Medicare members are enrolled in the Social HMO Medicare program. The Health Care Financing Administration ("HCFA") is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business.

Military contract revenues increased $82.6 million, or 40.3%. Military contact revenue is recorded based on the contract price as agreed to by the federal government, adjusted for certain provisions based on actual experience. In addition, the Company records revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract. The revenue recorded in 1999 is a result of the provision of health care services for twelve months. Revenue recorded in 1998 was comprised of revenue earned for five months of contract implementation and seven months of health care delivery.

Specialty product revenue decreased $54.1 million, or 36.5%, for the year ended December 31, 1999 compared to the prior year. Of the decrease, $51.1 million was due to a decrease in revenue in the workers' compensation operations segment and $3.0 million was due to a decrease in administrative services revenue. The decrease in specialty product revenues related to the workers' compensation insurance segment was primarily due to a full year of additional ceded reinsurance premiums on the low level reinsurance agreement effective July 1, 1998, totaling $60.7 million. This agreement was entered into in the fourth quarter of 1998. In addition, ongoing price competition, especially in California, is contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership.

Professional fee revenue increased $6.5 million primarily due to the Company's medical group operations in Dallas/Ft. Worth related to the Kaiser-Texas acquisition. Investment and other revenue decreased approximately $6.7 million over the comparable prior year period. Of this decrease, $2.7 million was due primarily to capital gains realized on the sale of investments in the prior year period. The remaining decrease was primarily due to a decrease in invested balances.

Medical Expenses. Total medical expenses for the year ended December 31, 1999 increased $236.6 million compared to the prior year. The following costs were included in 1999 medical expenses:

Premium Deficiency. In the first quarter of 1999, the Company recorded a premium deficiency charge of $8.1 million related to losses in underperforming markets primarily in Arizona and rural Nevada. This deficiency reserve was utilized during 1999 to offset losses as they occurred. In the fourth quarter of 1999, the Company recorded $21.0 million for estimated deficient premiums associated with contracts in the Texas market. Of this amount $10.0 million was included in medical expenses and $11.0 million was recorded in impairment, settlement and other costs.

Adverse Development and Contractual Adjustments. In the fourth quarter of 1999, the Company recorded approximately $18.0 million in non-recurring medical expenses, of which $11.2 million primarily related to an adjustment to the estimate for medical expenses recorded in previous periods. The remaining non-recurring amount primarily relates to contractual settlements with providers of medical services. (See Note 15 of Notes to the Consolidated Financial Statements).

Excluding the effect of the Dallas/Ft. Worth operations, as well as the non-recurring charges, medical expenses increased approximately $83.4 million or 17.0% compared to the prior year. Medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 78.4% to 85.2%, or 81.1% excluding the non-recurring charges, for the year ended December 31, 1999 compared to the prior year. The increase in the medical care ratio reflects the Kaiser-Texas membership which has a higher medical care ratio, and the charges discussed previously, as well as an increase in Medicare members as a percentage of fully-insured members, and higher pharmacy costs. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Pharmacy costs increased as the management of the pharmacy benefit was transitioned from a capitated pharmacy benefits contract to in-house management in the third quarter of 1998. The costs under such capitation contract were substantially below actual claims experience. Included in medical expenses is the utilization of $43.9 million of premium deficiency reserve to offset losses on contracts from the Kaiser-Texas acquisition. Although not reflected in earnings, $20 million of these losses were funded by Kaiser as agreed to in the purchase agreement.

Military Contract Expenses. Military contract expenses for the twelve months ended December 31, 1999, increased approximately $79.9 million or 40.6%, compared to the prior year. The military contract expenses in 1999 are a result of twelve months of health care delivery. Expense in 1998 was for five months of contract implementation and seven months of health care delivery. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 610,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs which have been incurred but not reported to the Company. Also, included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

Specialty Product Expenses. Specialty product expenses decreased approximately $45.8 million, or 32.2%, due primarily to the implementation of the low level reinsurance agreement as discussed previously, offset by adverse development of $9.9 million on prior accident years for the Company's workers' compensation business. Effective January 1, 1998, workers' compensation claims are 100% reinsured between $500,000 and $100 million per occurrence. For claims occurring on and after July 1, 1998, that are below $500,000, the Company obtained low level quota share and excess of loss reinsurance. Under this agreement, which was not reflected in the financial statements until the fourth quarter of 1998, the Company reinsures 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. Claims occurring in the third quarter of 1998 are accounted for as retroactive reinsurance. (See Note 6 of Notes to the Consolidated Financial Statements).

The combined ratio for the workers' compensation insurance business was 105.5% in 1999 compared to 98.7% for the prior year. The increase was due to a 380 basis point increase in the net loss and loss adjustment expense ("LAE") ratio, a 290 basis point increase in the underwriting expense ratio and 10 basis points of policyholders' dividend expense incurred in 1999. The increase in the loss and LAE ratio was primarily due to 1999 net adverse loss development of $9.9 million on prior accident years compared to 1998 net favorable loss development of $9.6 million. The increase in the underwriting expense ratio was primarily due to the lower net earned premium base that resulted from higher ceded reinsurance premiums in 1999.

The adverse development recorded in 1999 for the prior accident years is primarily attributable to increased California claim severity. Higher claim severity has had a negative impact on the entire California workers' compensation industry. The historical claim frequency development patterns have not significantly changed in 1999. In addition, continuing price competition in California has negatively affected operating ratios. However, for renewal policies issued year to date in 2000, Sierra's workers' compensation business has obtained premium rate increases in excess of 15%. The increase seen so far in 2000 is a material positive change of the previous rate trend. Based on public information, other California workers' compensation companies are issuing year 2000 policies at rates 15% to 20% in excess of the expiring premiums.

The loss and loss adjustment expense reserves booked as of December 31, 1999 reflect the Company's best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 1999 as well as those occurring in accident years prior to 1999. The loss estimates are subject to change in subsequent accounting periods and any change to the current reserve estimates would be accounted for in future results of operations. The Company may incur future adverse or favorable loss development. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested and the interest proceeds are included in investment income.

General, Administrative and Marketing Expenses. General, administrative and marketing ("G&A") cost increased $27.1 million, or 24.5%, compared to 1998. As a percentage of revenues, G&A costs for 1999 was 10.7% which is consistent with 1998. Of the $27.1 million increase in G&A, $14.3 million was due to additional G&A related to the acquired HMO business in the Dallas/Ft. Worth area, net of premium deficiency utilization of $20.9 million. The remaining increase of $12.8 million included a $6.9 million increase in compensation expense, resulting primarily from additional employees supporting expanded services. Broker and premium tax expense increased approximately $2.2 million due to increased membership. In addition, depreciation expense increased $2.4 million.

Impairment, Settlement and Other Costs. In March 1999, the Company closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona, and terminated approximately 45 employees. The Company recorded a charge of $4.3 million related primarily to the write-off of goodwill associated with the Mohave Valley operations. The Company also incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest HealthCare Alliance in accordance with Statement of Position 98-5.

During the fourth quarter of 1999, the Company recorded $13.7 million of non-recurring costs. Of this amount $11.0 million was recorded in conjunction with a premium deficiency accrual for contracts in the Texas market and represents general and administrative costs, in excess of those covered by premiums, the Company will incur to service these contracts. The remaining expense is primarily related to contractual settlements.

Interest Expense and Other. Interest expense and other increased approximately $7.8 million for the year ended December 31, 1999, compared to the prior year due to an increase in debt primarily as a result of the Kaiser-Texas acquisition, offset by a net gain of $1.8 million on the sale of certain pharmacy assets purchased in conjunction with the Kaiser-Texas acquisition.

Income Taxes. For 1999, the Company recorded approximately $5.9 million of tax benefit compared to a tax expense of $13.8 million in the prior year. Due to a change in tax law, which took effect in 1999, the Company was able to utilize a $1.6 million net operating loss carryover that had previously not been recognized in the financial statements due to uncertainty about its realization. Excluding the effect of this change, the effective tax rate was 41.3% compared to 25.8% in 1998. Including the effect of this change, the effective tax rate for 1999 was 56.2%. The difference between the effective tax rate, excluding the change in the deferred tax valuation allowance, and the statutory rate is due to income earned on tax preferred investments. The effective tax rate for the year 2000 is projected to range from 33% to 35%. The difference between the anticipated tax rate and the statutory tax rate is due primarily to investments in tax preferred investments offset by state income taxes.

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

Medical premium revenue from the Company's HMO and managed indemnity insurance subsidiaries increased $95.5 million, or 18.6%. Excluding the effect of the Kaiser-Texas acquisition in the fourth quarter of 1998, premium revenue increased $66.9 million, or 13.0%. The $66.9 million increase in premium revenue reflects a 3.4% increase in member months. Medicare member months increased 20.1% which contributed to the increase in medical premium revenue. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The Company's premium rates increased an average of 3% to 4% for its HMO commercial groups and in excess of 10% for managed indemnity commercial groups. The Company also realized a slight increase in its capitation rate established by HCFA.

Specialty product revenue increased $2.2 million, or 1.5%, for the year ended December 31, 1998 compared to the prior year. The increase was due to revenue growth of $5.1 million in the workers' compensation insurance operation offset in part by a decrease in administrative services and other revenue of $2.9 million due primarily to the termination of the Company's workers' compensation administrative services contract with the State of Nevada. The Company's workers' compensation subsidiary signed a reinsurance agreement whereby a greater portion of premium is ceded thus reducing revenue. The agreement results in a reduction of specialty product expenses as discussed later in this section. Excluding the effect of the new reinsurance agreement, the workers' compensation subsidiaries' revenue would have increased $21.2 million compared to the prior year. Professional fee revenue increased approximately $14.1 million primarily due to the January 1998 acquisition of the operations of two medical clinics in southern Nevada and the clinics acquired in the Dallas/Ft. Worth area. In addition approximately $3.5 million of the increase in professional fees was due to the operations of Total Home Care, Inc. ("THC") which was acquired in August 1997.

Investment and other revenue increased approximately $3.2 million over the prior year primarily due to an increase in invested balances and capital gains realized on the sale of investments.

Medical and Specialty Product Expenses. The Medical Care Ratio increased from 76.9% to 78.4% for the year ended December 31, 1998 compared to the prior year. The increase in the medical care ratio was due to an increase in Medicare members as a percentage of fully-insured members, continued expansion in Texas, northern Nevada and Arizona which have higher medical care ratios, higher pharmacy costs and the acquisitions of THC and two medical clinics for which costs of operations are included in medical expenses. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. Pharmacy costs increased as the management of the pharmacy benefit was transitioned from a capitated pharmacy benefits contract to in-house management in the third quarter of 1998. The costs under such capitation contract were substantially below actual claims experience. Included in medical expenses is the reversal of $4.4 million of premium deficiency reserve that was used to offset losses on contracts from the Kaiser-Texas operations that were acquired on October 31, 1998.

Specialty product expenses decreased approximately $800,000, or less than 1.0%, due primarily to the implementation of the low level reinsurance agreement as discussed previously. Specialty product revenue and expense is primarily related to the workers' compensation insurance business. Effective January 1, 1998, workers' compensation claims are reinsured between $500,000 and $100 million per occurrence. For claims occurring on and after July 1, 1998, that are below $500,000, the Company obtained quota share and excess of loss reinsurance. Under this agreement, the Company reinsures 30% of the first $10,000 of each claim,

75% of the next $40,000 and 100% of the next $450,000. The Company receives a ceding commission from the reinsurer as a partial reimbursement of operating expenses. Excluding the effect of the reinsurance agreement, specialty product expenses would have increased $19.5 million compared to the prior year.

The combined ratio for the workers' compensation insurance business was 98.7% compared to 101.9% for the prior year. The reduction was due to a 198 basis point decrease in the LAE ratio and a 122 basis point decrease in the underwriting expense ratio. The decrease in the loss ratio was largely due to the new reinsurance agreement for losses occurring on and after July 1, 1998 and as a result of the Company's ability to overlay and implement managed care techniques to the workers' compensation claims. The combined ratio excluding the effect of the new reinsurance agreement was 101.6% for the year ended December 31, 1998. In addition, favorable loss development on prior accident years totaled $9.6 million for the year ended December 31, 1998, compared to net favorable loss development of $9.0 million for the prior year. The favorable loss development is largely due to actual paid losses being below projected losses. There can be no assurance that favorable development, or the magnitude thereof, will continue in the future. The reduction in the expense ratio was largely due to a reduction in agents' commissions, as a result of a ceding commission related to the new reinsurance agreement and from lower salaries and related benefits expenses.

Military Contract Expenses. The military contract expenses are comprised of those expenses incurred in 1998 for five months of contract implementation and seven months of health care delivery. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs which have been incurred but not reported to the Company. Also, included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

General, Administrative and Marketing Expenses. G&A cost increased $16.8 million, or 17.9%, compared to 1997. As a percentage of revenues, G&A costs for 1998 decreased to 10.7% from 13.0% during 1997. The decrease in the G&A ratio is primarily due to the addition of military contract revenues offset in part by costs for additional infrastructure needed to support overall Company growth. Excluding military revenues, G&A as a percentage of revenues was 13.3% in 1998. Of the $16.8 million increase in G&A, $3.2 million was due to additional G&A related to the acquired HMO business in the Dallas/Ft. Worth area. The remaining increase of $13.6 million consisted of $3.8 million increased compensation expense, resulting primarily from additional employees supporting expanded services and new benefit programs for management. Broker, third party administration and premium tax expense increased approximately $900,000 due to increased membership. In addition, depreciation expense increased $1.7 million.

Impairment, Settlement and Other Costs. In the fourth quarter of 1998, the Company expensed approximately $13.9 million, $10.3 million after tax, of costs primarily associated with the settlement of the protest pertaining to its military services contract as well as costs associated with the integration of the Kaiser-Texas business acquired October 31, 1998. (See Note 15 of Notes to the Consolidated Financial Statements).

On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America, Inc. and recorded expenses of $11.0 million, $8.4 million after tax, for merger-related costs. During the third quarter of 1997, SMHS was awarded a contract to serve TRICARE eligible beneficiaries in Region 1. Development expenses of $18.4 million, $10.6 million after tax, were recorded in the third quarter primarily for expenses associated with the Company's proposal to serve TRICARE Region 1. Such expenses had been deferred until award notification.

Interest Expense and Other. Interest expense and other increased approximately $2.7 million for the year ended December 31, 1998, compared to the prior year due to an increase in debt as a result of the Kaiser- Texas acquisition.

Income Taxes. For 1998, the Company recorded approximately $13.8 million of tax expense for an effective tax rate of 25.8% compared to 23.9% in 1997, excluding the tax effects of identifiable integration, settlement and other costs. The Company's low operating tax rate is primarily a result of tax-preferred investments and the change in the deferred tax valuation allowance, which is due primarily to the ability to use a portion of net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative cash flows from operating activities of $7.7 million for the twelve months ended December 31, 1999, resulting primarily from a net change in assets and liabilities of $41.9 and a net loss of $4.6 million, offset by $28.1 million in depreciation and amortization, $7.2 million in provision for doubtful accounts and a $3.5 million provision for goodwill impairment. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to increases in reinsurance recoverable of $69.8 million, as well as the utilization of premium deficiency reserves. The increase in reinsurance recoverable is primarily due to the low level reinsurance agreement implemented by the Company's workers' compensation insurance business in the fourth quarter of 1998. Offsetting the cash outflows related to changes in assets and liabilities is a $32.1 million increase in the reserve for workers' compensation losses and loss adjustment expense due to increased business as well as a $9.9 million adjustment related to adverse development on prior accident years. Additionally, medical claims payable increased $13.6 million due to overall growth of the Company and military accounts receivable decreased $8.9 million due to payments received from DoD.

SMHS receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense ("DoD"). SMHS accrues health care revenue on a monthly basis for any monies owed above its monthly cash receipt based on the number of at-risk eligible beneficiaries and the level of military direct care system utilization. The contractual Bid Price Adjustment ("BPA") process serves to adjust the DoD's monthly payments to SMHS, because such payments are based in part on 1996 DoD estimates for beneficiary population, beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information has been made available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. In addition, SMHS accrues change order revenue for DoD directed contract changes. During the second and fourth quarters of 1999, SMHS received $46.3 million and $34.6 million, respectively, as partial payments from the BPA process covering the period June 1, 1998 through December 31, 1999. As a result of preliminary data accumulated from the BPA process, SMHS received a partial upward adjustment of approximately $2.2 million to its monthly DoD payments for January 2000 through May 2000. SMHS received $2 million as an interim payment in the first quarter of 1999 as a result of contract change order related activities. The Company's business and cash flows could be adversely affected if the timing or amount of the BPA and change order reimbursements varies significantly from the Company's expectations. (See Note 2 of Notes to the Consolidated Financial Statements).

Net cash used for investing activities during 1999 included $58.5 million in capital expenditures associated with continued implementation of three new computer systems, as well as construction, furniture, equipment and other capital needs to support the Company's growth. Additionally, in the first quarter of 1999, $3.0 million was paid to Kaiser Foundation Health Plan of Texas in accordance with the purchase agreement as certain accreditation goals were met by the health plan. The purchase price may increase up to an additional $27 million over three years if certain goals are met by the health plan; however, preliminary results indicate these goals were not met for the first year. Offsetting the above cash outflows was $29.9 million net change in investments.

Cash flows from  financing  activities  included  net  proceeds  from  long-term borrowings (proceeds less payments) of $15.9 million. In 1998 the Company utilized a five-year revolving credit facility to finance the Kaiser-Texas acquisition. As of December 31, 1999, the Company had $160 million in borrowings on the $200 million line of credit. Interest under the credit facility is variable and based on the London Interbank Offering Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio. In addition, $50 million of the outstanding balance is covered by interest-rate swap agreements. The average cost of borrowing on this line of credit for 1999, including the impact of the swap agreements, was approximately 7.8%. The terms of the credit facility contain a mandatory payment schedule that begins on June 30, 2001 and ends on September 30, 2003 if the principal balance exceeds certain thresholds. The terms of the credit facility contain certain covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. For the quarter ended September 30, 1999, the Company exceeded the limits of certain covenants. The Company was able to obtain a waiver and re-negotiate the covenant limits. These negotiations resulted in a borrowing rate of LIBOR plus 2.375%, through September 30, 2000. The Company believes it is in compliance with debt covenants as of December 31, 1999. Of the remaining $40 million available balance on the line of credit as of December 31, 1999, $4.2 million is reserved for use by the Company's equity investee, TriWest Healthcare Alliance and the remainder may be used for general corporate purposes, including working capital.

During 1999, the Company used $8.0 million to buy back Company stock on the open market. Under the current terms of the Company's revolving credit facility, the Company may not continue to buy back its stock without the consent of the lenders or until after December 31, 2000 if certain covenant ratios are met.

In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). The CEO borrowed a total of $650,000 in 1998 and $2 million in 1997 at an interest rate equal to the rate at which the Company is able to borrow funds under the credit facility at the time of the borrowing plus 10 basis points. During the first quarter of 1999, the CEO repaid approximately $360,000 of the line of credit. The line of credit is collateralized by certain of the CEO's rights to compensation from the Company and is due and payable no later than August 15, 2001.

In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. Unamortized issuance costs of $362,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. The Debentures are general unsecured obligations of CII only and are not guaranteed by Sierra Health Services, Inc. ("Sierra"). At December 31, 1999, CII had total assets of $402.4 million, consisting primarily of investments and reinsurance recoverable, and total liabilities of $336.3 million, consisting primarily of reserves for losses and loss adjustment expense and the debentures. For the year ended December 31, 1999, CII had net premiums earned of $82.9 million and investment and other revenue of $15.4 million, and total operating expenses of $91.0 million. During the twelve months ended December 31, 1999, the Company purchased $753,000 of the Debentures on the open market.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. During 1999, the holding company received $9.7 million in dividends from its HMO and insurance subsidiaries. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The Company had restricted assets on deposit in various states totaling $21.7 million as of December 31, 1999. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.1 million to $5.2 million. In addition, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the $274.9 million of cash and cash equivalents and current investments held at December 31, 1999, $267.5 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are generally available on an unrestricted basis.

The National Association of Insurance Commissioners ("NAIC") has adopted minimum capitalization requirements for HMOs, health care insurance entities and other risk-bearing health care entities. The state of Nevada has not adopted these regulations as of December 31, 1999. If the regulations were adopted as recommended by the NAIC, the Nevada HMO would not require material contributions. The state of Texas did pass legislation in 1999 regarding risk-based capitalization requirements. As of December 31, 1999, the Texas HMO is in compliance with the requirements. Additional legislation could be passed in either state. Depending on the nature and extent of any new capitalization requirements ultimately adopted, there could be an increase in the capital required. The Company intends to fund any increase from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these requirements.

The workers' compensation insurance subsidiaries are also subject to minimum capitalization requirements for property-casualty insurers. As of December 31, 1999, these entities were in compliance with the requirements.

The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

The Company has a 2000 capital budget of approximately $25 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system conversion and projected growth and expansion. The Company's liquidity needs over the next 12 months will primarily be for the capital items noted above, debt service and expansion of the Company's operations, including potential acquisitions. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, divestitures of certain non-core assets, and amounts available under its credit facility should be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, should enable it to meet its liquidity needs on a longer term basis.

Year 2000

The Year 2000 issue existed because many computer systems and applications used two-digit date fields to designate a year. As the century date change occurred, date-sensitive non-compliant systems may have recognized the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may have caused systems to process critical financial and operational information incorrectly.

The Company replaced or remediated its mission critical financial systems as well as its mission critical operational computer systems, remediated databases and validated the readiness of all computing and non computing systems. The Company also engaged in a thorough evaluation to validate that all systems, computing and non-computing, were functioning. The Company is unaware of any Year 2000 related outages over the century date change.

The Company implemented two major systems in 1999 and is in the process of implementing a third, at an estimated cost of over $50 million, which includes the implementation costs related to the recently acquired Kaiser-Texas operations. To date the Company has spent approximately $48.9 million on the new computer systems and other Year 2000 items. The Company expensed the costs to make modifications to existing computer systems and non-computer equipment. Management currently estimates the remaining new computer system costs to be $4.0 million to $6.0 million. While this has been a substantial effort, the results should give the Company the benefits of new technology and functionality for many of its financial and operational computer systems and applications.

Inflation

Health care costs continue to rise at a faster rate than the Consumer Price Index. The Company uses various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on its anticipated health care costs, risk-sharing arrangements with the Company's various health care providers, and other health care cost containment measures including member co-payments. There can be no assurance, however, that, in the future, the Company's ability to manage medical costs will not be negatively impacted by items such as technological advances, competitive pressures, applicable regulations, increases in pharmacy costs, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

Government Regulation

The Company's business, offering health care coverage, health care management services, workers' compensation programs and, to a lesser extent, the delivery of medical services, is heavily regulated at both the federal and state levels.

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered, including legislative proposals to eliminate or reduce ERISA pre-emption of state laws, that would increase potential litigation exposure and interpretation of existing laws and rules also may change from time to time. Regulatory agencies generally have broad discretion in promulgating regulations and in interpreting and enforcing laws and regulations.

While the Company is unable to predict what regulatory changes may occur or the impact on the Company of any particular change, the Company's operations and financial results could be negatively affected by regulatory revisions. For example, any proposals affecting underwriting practices, limiting rate increases, increasing litigation exposure, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on the Company's business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for the Company to manage medical costs and may adversely affect financial results.

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

Recently Issued Accounting Standards

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use". SOP 98-1 requires certain computer software costs to be capitalized and amortized over the software's estimated useful life. In June 1998, the AcSEC issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". This standard requires organization costs and costs associated with start-up activities to be expensed as incurred. Both statements are effective for years beginning after December 15, 1998. The Company adopted SOP 98- 1 and SOP 98-5 for the fiscal year ending December 31, 1999. These statements did not have a material impact on its financial statements.

In June 1998, The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not believe this statement will have a material impact on its financial statements.

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1999, the Company has approximately $ 311.5 million in cash and cash equivalents, and current, long-term and restricted investments. Of the investments, approximately $230.5 million is classified as available-for-sale investments and $25.0 million is classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. The Company's investment policies emphasize return of principal and liquidity and are focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with the Company's portfolio is interest rate risk.

Assuming an immediate 10% increase in interest rates, the net hypothetical loss in fair value of shareholders' equity related to financial instruments is estimated to be approximately $9.3 million after tax (3.3% of total shareholders' equity). The Company believes that such an increase in interest rates would not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

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

As of December 31, 1999, the Company had $160 million in borrowings outstanding under a revolving credit facility that was entered into in October 1998. Interest under the credit facility is variable and based on LIBOR plus a margin. To mitigate the risk of interest rate fluctuation on the credit facility, the Company entered into a five-year $50 million interest-rate swap agreement during the fourth quarter of 1998. The intent of the agreement is to keep the Company's interest rate on $50 million of the borrowings relatively fixed. The average cost of borrowing on this line of credit was approximately 7.8% for 1999. The specified rate of borrowing related to the last renewed borrowing amount prior to December 31, 1999 under the credit facility was 8.9%. The renewal occurred on December 16, 1999. If the average cost of borrowing on the amount outstanding as of December 31, 1999, was to increase by 10%, annual income before tax would decrease by approximately $976,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                           INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page

Management Report on Consolidated Financial Statements....................................................   33
Independent Auditors' Report..............................................................................   34
Consolidated Balance Sheets at December 31, 1999 and 1998.................................................   35
Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997.......................................................................   36
Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 1999, 1998 and 1997...................................................   37
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997.......................................................................   38
Notes to Consolidated Financial Statements................................................................   39

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

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 1999, such systems and controls were adequate to meet the objectives discussed herein.

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

Paul H. Palmer
Vice President, Finance

     Chief Financial Officer,
     and Treasurer

                                           INDEPENDENT AUDITORS' REPORT

Board of Directors
Sierra Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc., and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at
Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 14, 2000

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                     ASSETS



                                                                                           1999                    1998
                                                                                     ----------------        ----------
CURRENT ASSETS:
      Cash and Cash Equivalents...............................................     $     55,936,000      $     83,910,000
      Investments.............................................................          218,951,000           260,337,000
      Accounts Receivable (Less:  Allowance for Doubtful
           Accounts 1999 - $15,551,000; 1998 - $10,540,000)...................           43,036,000            44,100,000
      Military Accounts Receivable (Less: Allowance for Doubtful
           Accounts 1999 - $800,000; 1998 - $444,000).........................           60,340,000            69,552,000
      Current Portion of Deferred Tax Asset ..................................           40,199,000            14,311,000
      Reinsurance Recoverable.................................................           54,563,000            32,076,000
      Other Current Receivables...............................................           39,276,000            24,898,000
      Prepaid Expenses and Other Current Assets...............................           12,292,000            15,076,000
                                                                                  -----------------     -----------------
           Total Current Assets...............................................          524,593,000           544,260,000

PROPERTY AND EQUIPMENT, NET...................................................          264,549,000           229,164,000
LONG-TERM INVESTMENTS.........................................................           14,862,000            30,487,000
RESTRICTED CASH AND INVESTMENTS...............................................           21,705,000            17,758,000
REINSURANCE RECOVERABLE, Net of Current Portion...............................           82,300,000            34,946,000
GOODWILL (Less:  Accumulated Amortization
       1999 - $8,828,000; 1998 - $5,213,000)..................................          159,514,000           142,471,000
OTHER ASSETS..................................................................           62,589,000            46,034,000
                                                                                  -----------------     -----------------
TOTAL ASSETS..................................................................       $1,130,112,000        $1,045,120,000
                                                                                     ==============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued Liabilities.......................................................     $     59,556,000      $     25,196,000
    Trade Accounts Payable....................................................           21,052,000            25,904,000
    Premium Deficiency Reserve................................................           21,000,000            18,184,000
    Accrued Payroll and Taxes.................................................           21,965,000            19,942,000
    Medical Claims Payable....................................................           91,607,000            78,022,000
    Current Portion of Reserve for
         Losses and Loss Adjustment Expense ..................................           93,768,000            79,869,000
    Unearned Premium Revenue..................................................           45,333,000            39,968,000
    Military Health Care Payable..............................................           50,831,000            53,820,000
    Current Portion of Long-term Debt.........................................            4,741,000             5,263,000
                                                                                 -------------------   ------------------
         Total Current Liabilities............................................          409,853,000           346,168,000

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion) ...........................          150,626,000           132,394,000
LONG-TERM DEBT (Less Current Portion) ........................................          258,854,000           242,398,000
OTHER LIABILITIES ............................................................           32,367,000            20,446,000
                                                                                  -----------------     -----------------
TOTAL LIABILITIES.............................................................          851,700,000           741,406,000
                                                                                   -----------------     ----------------

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 40,000,000
         Shares Authorized; Shares Issued:  1999-- 28,400,000;
         1998-- 28,236,000....................................................              142,000               141,000
    Additional Paid-in Capital................................................          175,915,000           173,583,000
    Treasury Stock: 1999-- 1,523,000; 1998-- 967,000
         Common Shares........................................................          (22,789,000)          (14,821,000)
    Accumulated Other Comprehensive Loss:
         Unrealized Holding Loss on Available-for-Sale

              Investments.....................................................          (16,063,000)           (1,027,000)
    Retained Earnings.........................................................          141,207,000           145,838,000
                                                                                   ----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY....................................................          278,412,000           303,714,000
                                                                                   ----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................       $1,130,112,000        $1,045,120,000
                                                                                     ==============        ==============

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1999, 1998 and 1997



                                                                             1999                1998                1997
                                                                      ------------------  -----------------   -----------

OPERATING REVENUES:
     Medical Premiums.............................................       $  827,779,000      $  609,404,000        $513,857,000
     Military Contract Revenues ..................................          287,398,000         204,838,000           4,346,000
     Specialty Product Revenues ..................................           94,221,000         148,368,000         146,211,000
     Professional Fees............................................           51,842,000          45,363,000          31,238,000
     Investment and Other Revenues ...............................           22,571,000          29,230,000          26,072,000
                                                                       ----------------    ----------------      --------------
        Total.....................................................        1,283,811,000       1,037,203,000         721,724,000
                                                                         --------------      --------------       -------------

OPERATING EXPENSES:
     Medical Expenses.............................................          749,797,000         513,209,000         419,272,000
     Military Contract Expenses ..................................          276,493,000         196,625,000           4,193,000
     Specialty Product Expenses...................................           96,487,000         142,258,000         143,082,000
     General, Administrative and Marketing Expenses...............          137,812,000         110,687,000          93,919,000
     Impairment, Settlement and Other Costs.......................           18,808,000          13,851,000          29,350,000
                                                                       ----------------    ----------------      --------------
        Total.....................................................        1,279,397,000         976,630,000         689,816,000
                                                                         --------------     ---------------       -------------

OPERATING INCOME..................................................            4,414,000          60,573,000          31,908,000

INTEREST EXPENSE AND OTHER, NET...................................          (14,980,000)         (7,181,000)         (4,433,000)
                                                                       ----------------    ----------------     ---------------

(LOSS) INCOME FROM OPERATIONS
     BEFORE INCOME TAXES .........................................          (10,566,000)         53,392,000          27,475,000

BENEFIT (PROVISION) FOR INCOME TAXES..............................            5,935,000         (13,796,000)         (3,234,000)
                                                                      -----------------     ---------------     ---------------

NET (LOSS) INCOME ................................................     $     (4,631,000)    $    39,596,000       $  24,241,000
                                                                       ================     ===============       =============

EARNINGS PER COMMON SHARE:
         Net (Loss) Income Per Share .............................                $(.17)              $1.45                $.90
                                                                                   ====               =====                ====

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
         Net (Loss) Income Per Share .............................                $(.17)              $1.43                $.88
                                                                                   ====               =====                ====

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997
                             (Amounts in thousands)



                                                                                            Accumu-
                                                                                             lated

                                                                                            Other

                                                                    Addi-                  Compre-       Compre-              Total
                                                                   tional                   hensive     hensive              Stock-
                                              Common Stock         Paid-In     Treasury    Income       Income   Retained   holders'
                                          Shares       Amount      Capital       Stock       (Loss)     (Loss)   Earnings    Equity




BALANCE, JANUARY 1, 1997 .............     26,865       $134     $151,990  $     (130) $      487          -     $  82,001 $234,482
 Comprehensive Income:
     Net Income.......................                                                               $ 24,241       24,241   24,241
     Other Comprehensive Income,
        Net of Tax

     Unrealized Gain on Available-for-sale-
              Investments ............                                                        168         168                   168
                                                                                                  -----------
 Comprehensive Income.................                                                               $ 24,409
                                                                                                     ========
 Common Stock Issued in Connection
     with Stock Plans.................        844          5       10,253                                                    10,258
  Purchase of Treasury Stock .........                                         (5,471)                                       (5,471)
  Income Tax Benefit Realized Upon
     Exercise of Stock Options........                              2,004                                                     2,004
                                      -----------   --------   ------------------------ --------------      ------------- ----------
BALANCE, DECEMBER 31, 1997 ...........     27,709        139      164,247      (5,601)        655                 106,242   265,682
 Comprehensive Income:
     Net Income.......................                                                               $ 39,596      39,596    39,596
     Other Comprehensive Income,
         Net of Tax

     Unrealized Holding Loss on Available-
                 for-sale Investments Arising
                        During Period.                                                       (201)       (201)                 (201)
            Reclassification Adjustment for
               Gains Included in Net Income                                                (1,481)     (1,481)               (1,481)
                                                                                                   ----------
 Comprehensive Income.................                                                               $ 37,914
                                                                                                     ========
 Common Stock Issued in Connection
     with Stock Plans.................        527          2        8,052                                                     8,054
  Purchase of Treasury Stock .........                                         (9,220)                                       (9,220)
  Income Tax Benefit Realized Upon
     Exercise of Stock Options........                              1,284                                                     1,284
                                      -----------   --------   -------------------------------------           ----------  --------
  BALANCE, DECEMBER 31, 1998 .........     28,236        141      173,583     (14,821)     (1,027)                145,838   303,714
 Comprehensive Income:
     Net Loss.........................                                                              $  (4,631)     (4,631)   (4,631)
     Other Comprehensive Loss,
         Net of Tax

     Unrealized Holding Loss on Available-
                 for-sale Investments Arising
                        During Period.                                                    (15,295)    (15,295)              (15,295)
            Reclassification Adjustment for
               Losses Included in Net Loss                                                    259         259                   259
                                                                                                  -----------
 Comprehensive Loss...................                                                               $(19,667)
                                                                                                     ========
 Common Stock Issued in Connection
     with Stock Plans.................        164          1        2,331                                                     2,332
  Purchase of Treasury Stock .........                                         (7,968)                                       (7,968)
  Income Tax Benefit Realized Upon
     Exercise of Stock Options........                                  1                                                         1
                                      -----------   -----------------------------------------------            ----------  ---------
  BALANCE, DECEMBER 31, 1999 .........     28,400       $142     $175,915    $(22,789)   $(16,063)               $141,207  $278,412
                                           ======       ====     ========    ========    ========                ========  ========

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1999, 1998 and 1997



                                                                                    1999               1998              1997
                                                                               --------------     -------------     ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (Loss) Income .................................................      $  (4,631,000)    $  39,596,000     $   24,241,000
      Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
          Depreciation and Amortization..................................         28,079,000        19,263,000         13,510,000
          Provision for Doubtful Accounts................................          7,201,000         6,379,000          4,283,000
          Provision for Goodwill Impairment..............................          3,509,000
      Change in Assets and Liabilities, Net of
         Effects from Acquisitions:
          Other Assets...................................................          7,991,000        (5,362,000)        (5,851,000)
          Reinsurance Recoverable .......................................        (69,841,000)      (41,618,000)        (5,635,000)
          Reserve for Losses and Loss Adjustment Expense ................         32,131,000         9,564,000         14,923,000
          Other Liabilities .............................................         11,921,000         4,603,000          6,826,000
          Accounts Receivable............................................        (11,810,000)       (2,870,000)        (7,944,000)
          Other Current Assets...........................................        (22,952,000)      (10,674,000)       (11,853,000)
          Military Accounts Receivable...................................          8,857,000       (69,552,000)        (4,346,000)
          Military Health Care Payable...................................         (2,989,000)       53,820,000
          Medical Claims Payable.........................................         13,585,000        12,333,000          8,974,000
          Other Current Liabilities......................................         (8,755,000)       34,606,000         15,692,000
                                                                              --------------    --------------    ---------------
                  Net Cash (Used For) Provided by

                     Operating Activities ...............................         (7,704,000)       50,088,000         52,820,000
                                                                              --------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures...............................................        (58,512,000)      (40,743,000)       (55,642,000)
      Property and Equipment Dispositions, Net...........................          1,018,000                              772,000
      Purchase of Available-for-Sale Investments.........................       (357,810,000)     (901,542,000)    (1,078,396,000)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments.................................        358,792,000       884,288,000      1,046,523,000
      Purchase of Held-to-Maturity Investments...........................         (7,133,000)      (51,887,000)        (7,523,000)
      Proceeds from Maturities of Held-to-Maturity Investments...........         36,077,000        44,964,000         10,449,000
      Corporate Acquisitions, Net of Cash Acquired.......................         (3,000,000)     (111,408,000)        (3,145,000)
      Corporate Disposition, Net of Cash Disposed........................                            1,373,000
                                                                         --------------------- ---------------
          Net Cash Used for Investing Activities.........................        (30,568,000)     (174,955,000)       (86,962,000)
                                                                               -------------     -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing..................................         79,000,000       172,200,000         25,000,000
      Payments on Debt and Capital Leases................................        (63,066,000)      (59,098,000)        (2,391,000)
      Purchase of Treasury Stock ........................................         (7,968,000)       (9,220,000)        (5,471,000)
      Exercise of Stock in Connection with Stock Plans...................          2,332,000         8,054,000         10,258,000
                                                                             ---------------   ---------------    ---------------
          Net Cash Provided by Financing Activities......................         10,298,000       111,936,000         27,396,000
                                                                              --------------     -------------    ---------------

NET DECREASE IN CASH
      AND CASH EQUIVALENTS...............................................        (27,974,000)      (12,931,000)        (6,746,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR    .......................................................         83,910,000        96,841,000        103,587,000
                                                                              --------------    ---------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR.................................      $  55,936,000     $  83,910,000     $   96,841,000
                                                                               =============     =============     ==============

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

1.   BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. ("Sierra") and its subsidiaries (collectively referred to as the "Company"). The Company is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. The Company's broad range of managed health care services is provided through its health maintenance organizations ("HMOs"), managed indemnity plans, military health services programs, third-party administrative services programs for employer-funded health benefit plans and its workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

Acquisitions. On October 31, 1998, Texas Health Choice, L.C. ("TXHC") (formerly HMO Texas, L.C.), a subsidiary of Sierra, completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), a health plan operating in Dallas/Ft. Worth and Permanente Medical Association of Texas ("Permanente"), a 150 physician medical group operating in that area. The purchase price was $124 million, which was net of $20 million in operating cost support paid to Sierra by Kaiser Foundation Hospitals in four quarterly installments following the closing of the transaction. The purchase price allocation included a premium deficiency reserve of approximately $25 million for estimated losses on the contracts acquired from Kaiser-Texas. The purchase price also included amounts for real estate and eight medical and office facilities encompassing approximately 500,000 square feet. During the first quarter of 1999, certain accreditation goals were met by the health plan resulting in a purchase price increase of $3.0 million, to $127 million. The purchase price may increase an additional $27 million over three years if certain growth and member retention goals are met by the health plan; however, preliminary results indicate these goals were not met for the first year.

The original liability for the estimated premium deficiency was based upon assumptions of membership and other operating information, some of which had yet to be received. During 1999, the Company continued to gather such data, including obtaining data from the seller, and based upon the receipt and analysis of this data, the Company revised the initial estimate of the premium deficiency accrual resulting in a total recorded amount of $72.0 million.

The acquisition has been recorded using purchase accounting and the excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. Total goodwill, in the amount of $126.8 million, is being amortized on a straight line basis over 40 years.

On December 31, 1998, Sierra completed the acquisition of the Nevada health care business of Exclusive Healthcare, Inc. ("EHI"), United of Omaha Life Insurance Company and United World Life Insurance Company ("United"), all of which are subsidiaries of Mutual of Omaha Insurance Company. Sierra initially retained approximately 9,000 members (approximately 4,400 HMO members) subsequent to the acquisition. Effective June 1, 1999, the company completed the purchase of the Texas operations of EHI (approximately 1,000 HMO members) and United's related preferred provider organization ("PPO") that is part of the dual option HMO/PPO plan. The purchase price of both the Nevada and Texas transactions is contingent based on how many members are retained through 2000 and 2001. No cash will be paid until group renewals begin in 2000.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's consolidated subsidiaries include:
Health Plan of Nevada, Inc. ("HPN") and TXHC, licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company; Southwest

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

Medical Associates, Inc. ("SMA") and The Medical Group of Texas ("TMGT"), multi-specialty medical provider groups; Sierra Military Health Services, Inc. ("SMHS"), a company that has been contracted to provide and administer managed care services to certain TRICARE eligible beneficiaries from June 1, 1998 to May 31, 2003; CII Financial, Inc. ("CII"), a holding company primarily engaged in writing workers' compensation insurance through its wholly owned subsidiaries; administrative services companies; a home health care agency; a hospice; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services.

Medical Premiums. Non-Medicare member enrollment is represented principally by employer groups. Medical premiums are billed to each employer group in accordance with negotiated contracts, and such premium revenue is recognized when earned. Unearned premium revenue includes payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN and TXHC commercial and SHL indemnity premiums. HPN and TXHC offer a prepaid health care program to Medicare recipients. Revenues associated with Medicare recipients were approximately $301,141,000, $238,913,000 and $186,105,000 in
1999, 1998 and 1997, respectively.

Military Contract Revenues. Revenue under the Department of Defense TRICARE contract is recorded based on the contract price as agreed to by the federal government. The contract also contains provisions which adjust the contract price based on actual experience and for government directed change orders. The estimated effects of these adjustments are recognized on a monthly basis. In addition, the Company records revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

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

Professional Fees. Revenue for professional medical services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates net of provisions for estimated contractual allowances and a provision for estimated uncollectible amounts.

Medical Expenses. The Company contracts with hospitals, physicians and other providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company.

Premium Deficiency Reserves. Premium deficiency expenses are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contacts. The Company calculates expected premium deficiency expense based on budgeted revenues and expenses. Premium deficiency reserves are evaluated quarterly for adequacy.

Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 610,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

Specialty Product Expenses. This expense consists primarily of losses and loss adjustment expense ("LAE"), policy acquisition costs and other general and administrative expenses associated with issued workers' compensation policies. Losses and LAE are based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Policy acquisition costs consist of commissions, premium taxes and other underwriting costs, which are directly related to the production and retention of new and renewal business and are deferred and amortized as the related premiums are earned. Should it be determined that future policy revenues and earnings on invested funds relating to existing insurance contracts will not be adequate to cover related costs and expenses, deferred costs are expensed. Also included in specialty product expenses are costs associated with administrative services and certain ancillary products. These costs are recorded when incurred.

Cash and Cash Equivalents. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Investments. Investments consist principally of U.S. Government securities and municipal bonds, as well as corporate and mortgage backed securities. All non-restricted investments that are designated as available-for- sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments.

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

               Buildings and Improvements                        10 - 30 years
               Leasehold Improvements                            3 - 10 years
               Furniture, Fixtures and Equipment                 3 - 5 years
               Data Processing Hardware and Software             3 - 10 years

Goodwill. Goodwill has been recorded primarily as a result of various business acquisitions by the Company. Amortization is provided on a straight line basis over periods not exceeding 40 years. The Company periodically evaluates the carrying value of its intangible assets. The Company utilizes the discounted cash flow method for evaluating the recoverability of goodwill. Future cash flows are estimated based on Company projections and are discounted based on the interest rates approximating long-term bond yields. Amortization expense associated with goodwill was $4,345,000, $2,321,000 and $1,850,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Medical Claims Payable and Military Health Care Payable. Medical claims payable and Military health care payable include the estimated cost for unpaid claims for which health care services have been provided to enrollees and TRICARE eligibles. Such provision included an estimate for the costs of claims that have been incurred but have not been reported.

     Reserve for Losses and Loss Adjustment Expense. The reserve for workers' compensation losses and LAE consists of estimated costs of each unpaid claim reported to the Company prior to the close of the accounting

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

period, as well as those incurred but not yet reported. The methods for establishing and reviewing such liabilities are continually reviewed and adjustments are reflected in current operations.

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

Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of investments and accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. These financial institutions are located in many different regions, and company policy is designed to limit exposure with any one institution.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates. Such operations are principally in California, Nevada and Texas. However, the Company is licensed and does business in several other states as well. As of December 31, 1999, the Company has receivables outstanding from the federal government related to its TRICARE contract in the amount of $60.3 million. The Company also has receivables from certain reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers that the Company has reinsurance contracts with are rated A- or better by the A.M. Best Company.

Recently Issued Accounting Standards. In June 1998, The Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. The Company does not believe this statement will have a material impact on its financial statements.

Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions include, but are not limited to, medical and specialty product expenses, military revenue and expenses and goodwill recoverability. Actual results may materially differ from estimates.

Reclassifications. Certain amounts in the Consolidated Financial Statements for the years ended December 31, 1998 and 1997 have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

3.   EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):



                                                                                     Dilutive

                                                                Basic              Stock Options           Diluted

For the Year Ended December 31, 1999:
Net Loss.......................................              $(4,631,000)                                $(4,631,000)
Shares.........................................               26,927,000                                  26,927,000
Per Share Amount...............................                    $(.17)                                      $(.17)

For the Year Ended December 31, 1998:
Net Income.....................................              $39,596,000                                 $39,596,000
Shares.........................................               27,391,000                356,000           27,747,000
Per Share Amount...............................                    $1.45                                       $1.43

For the Year Ended December 31, 1997:
Net Income.....................................               $24,241,000                                $24,241,000
Shares.........................................                27,013,000               413,000           27,426,000
Per Share Amount...............................                      $.90                                       $.88

Options to purchase 3,904,000 shares of common stock were outstanding at December 31, 1999 but were not included in the computation of 1999 diluted earnings per share because the Company had a net loss for 1999 and their inclusion would have been antidilutive.

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

CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive. At December 31, 1999, common stock shares reserved for potential issuance in connection with the subordinated debentures were 1,442,000.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:



                                                                            1999                       1998
                                                                      ----------------           ----------
           Land...................................................      $  28,643,000             $  28,588,000
           Buildings and Improvements.............................        152,284,000               145,308,000
           Furniture, Fixtures and Equipment......................         61,793,000                57,261,000
           Data Processing Equipment and Software.................         97,204,000                43,643,000
           Software in Development and Construction
              in Progress.........................................         14,157,000                20,324,000
           Less: Accumulated Depreciation ........................        (89,532,000)              (65,960,000)
                                                                       --------------            --------------
               Net Property and Equipment.........................       $264,549,000              $229,164,000
                                                                         ============              ============

     The following is an analysis of property and equipment under capital leases by classification as of December 31:



                                                                               1999                      1998
                                                                         ---------------           ----------
           Data Processing Equipment and Software ................         $4,736,000                $4,736,000
           Furniture, Fixtures and Equipment......................          4,426,000                 4,426,000
           Building...............................................            245,000                   245,000
           Less: Accumulated Depreciation.........................         (4,376,000)               (2,255,000)
                                                                           ----------               -----------
              Net Property and Equipment..........................         $5,031,000                $7,152,000
                                                                           ==========                ==========

The Company capitalizes interest expense as part of the cost of construction of facilities and the implementation of computer systems. Interest expense capitalized in 1999, 1998 and 1997 was $2,140,000, $1,037,000 and $1,621,000,
respectively. Depreciation expense in 1999, 1998 and 1997 was $23,577,000, $16,767,000 and $10,921,000, respectively.

5.   CASH AND INVESTMENTS

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity until realized. Gross realized gains on investments in 1999, 1998 and 1997 were $334,000, $4,789,000 and $2,878,000, respectively.
Gross realized losses on investments in 1999, 1998 and 1997 were $733,000, $2,511,000 and $2,373,000, respectively. Realized gains and losses are calculated using the specific identification method and are included in net income.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     The following table summarizes the Company's current, long-term restricted investments as of December 31, 1999:



                                                                                Gross               Gross
                                                            Amortized         Unrealized          Unrealized            Fair

                                                            Cost               Gains               Losses               Value

Available-for-Sale Investments:
Classified as Current:

    U.S. Government

       and its Agencies...........................       $112,211,000          $  37,000         $16,294,000       $  95,954,000
    Municipal Obligations.........................         60,245,000             97,000           2,316,000          58,026,000
    Corporate Bonds...............................         33,756,000             34,000           1,715,000          32,075,000
    Other . . . . . ..............................         28,683,000             21,000           3,796,000          24,908,000
                                                       --------------         ----------       -------------      --------------
       Total Current..............................        234,895,000            189,000          24,121,000         210,963,000
                                                        -------------          ---------        ------------       -------------

Classified as Restricted:
    U.S. Government
       and its Agencies...........................         12,021,000            104,000             670,000          11,455,000
    Municipal Obligations.........................          2,485,000             29,000             101,000           2,413,000
    Corporate Bonds...............................            989,000             11,000              33,000             967,000
    Other. . . . . . . . . .......................          4,815,000                                118,000           4,697,000
                                                      ---------------    ---------------      --------------     ---------------
       Total Restricted ..........................         20,310,000            144,000             922,000          19,532,000
                                                       --------------          ---------      --------------      --------------
          Total Available-for-Sale ...............       $255,205,000           $333,000         $25,043,000        $230,495,000
                                                         ============           ========         ===========        ============

Held-to-Maturity Investments:
Classified as Current:

    U.S. Government

       and its Agencies...........................     $    5,129,000           $341,000       $     317,000      $    5,153,000
    Municipal Obligations.........................          2,759,000             32,000              55,000           2,736,000
    Other        .................................            100,000                                                    100,000
                                                     ----------------    -----------------------------------    ----------------
       Total Current..............................          7,988,000            373,000             372,000           7,989,000
                                                      ---------------          ---------      --------------     ---------------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................          4,034,000                                390,000           3,644,000
    Municipal Obligations.........................          2,284,000             33,000                               2,317,000
    Corporate Bonds...............................          5,239,000            115,000                               5,354,000
    Other        .................................          3,305,000                                751,000           2,554,000
                                                      ---------------    ---------------      --------------     ---------------
       Total Long-term............................         14,862,000            148,000           1,141,000          13,869,000
                                                       --------------          ---------       -------------      --------------

Classified as Restricted:
   U.S. Government
       and its Agencies...........................            619,000                                                    619,000
   Municipal Obligations..........................            515,000                                                    515,000
    Corporate Bonds...............................            499,000                                                    499,000
    Other        .................................            540,000                                                    540,000
                                                     ----------------                                           ----------------
       Total Restricted ..........................          2,173,000                                                  2,173,000
                                                      ---------------                                            ---------------
          Total Held-to-Maturity .................      $  25,023,000           $521,000        $  1,513,000       $  24,031,000
                                                        =============           ========        ============       =============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     The following table summarizes the Company's current, long-term and restricted investments as of December 31, 1998:



                                                                                Gross               Gross
                                                            Amortized         Unrealized          Unrealized          Fair

                                                            Cost               Gains               Losses             Value

Available-for-Sale Investments:
Classified as Current:

    U.S.  Government

       and its Agencies.....................            $  80,214,000        $   660,000          $1,576,000       $  79,298,000
    Mortgage Backed.........................                6,209,000              1,000             216,000           5,994,000
    Municipal Obligations...................               58,060,000            317,000             413,000          57,964,000
    Corporate Bonds.........................               82,617,000            759,000             829,000          82,547,000
    Other      .............................               13,795,000             41,000             548,000          13,288,000
                                                       --------------      -------------        ------------      --------------
       Total Current........................              240,895,000          1,778,000           3,582,000         239,091,000
                                                        -------------        -----------         -----------       -------------

Classified as Restricted:
    U.S. Government
       and its Agencies.....................                8,549,000             87,000                               8,636,000
    Municipal Obligations...................                2,594,000            124,000                               2,718,000
    Corporate Bonds.........................                2,071,000             19,000                               2,090,000
    Other      .............................                2,081,000                                                  2,081,000
                                                      --------------- ------------------                         ---------------
       Total Restricted ....................               15,295,000            230,000                              15,525,000
                                                       --------------       ------------                          --------------
          Total Available-for-Sale .........             $256,190,000         $2,008,000          $3,582,000        $254,616,000
                                                         ============         ==========          ==========        ============

Held-to-Maturity Investments:
Classified as Current:

    U.S.  Government

       and its Agencies.....................           $    8,468,000      $       9,000         $   432,000      $    8,045,000
    Mortgage Backed.........................                5,936,000                                266,000           5,670,000
    Municipal Obligations...................                1,570,000             44,000                               1,614,000
    Corporate Bonds.........................                5,272,000             66,000                               5,338,000
                                                      ---------------      -------------  ------------------     ---------------
       Total Current........................               21,246,000            119,000             698,000          20,667,000
                                                       --------------       ------------        ------------      --------------

Classified as Long-term:
    U.S.  Government
       and its Agencies.....................                6,529,000             29,000              51,000           6,507,000
   Mortgage Backed..........................               14,331,000                                672,000          13,659,000
   Municipal Obligations....................                4,154,000            259,000                               4,413,000
   Corporate Bonds..........................                5,473,000            441,000                               5,914,000
                                                      ---------------       ------------  ------------------     ---------------
       Total Long-term......................               30,487,000            729,000             723,000          30,493,000
                                                       --------------       ------------        ------------      --------------

Classified as Restricted:
    U.S.  Government
       and its Agencies.....................                  495,000              9,000                                 504,000
    Municipal Obligations...................                  574,000             17,000                                 591,000
    Corporate Bonds.........................                1,164,000             50,000                                1,214,000
                                                      ---------------      -------------                          ---------------
       Total Restricted ....................                2,233,000             76,000                               2,309,000
                                                      ---------------      -------------                         ---------------
          Total Held-to-Maturity ...........            $  53,966,000        $   924,000          $1,421,000       $  53,469,000
                                                        =============        ===========          ==========       =============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     The contractual maturities of available-for-sale investments at December 31, 1999 are shown below.



                                                                            Amortized

                                                                                 Cost               Fair Value

Due in one year or less......................................             $  25,114,000            $  25,094,000
Due after one year through five years........................                53,477,000               52,317,000
Due after five years through ten years.......................                18,052,000               17,369,000
Due after ten years..........................................               158,562,000              135,715,000
                                                                          -------------            -------------
     Total...................................................              $255,205,000             $230,495,000
                                                                           ============             ============

     The contractual maturities of held-to-maturity investments at December 31, 1999 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Amortized Cost Fair Value

Due in one year or less......................................              $  2,580,000             $  2,611,000
Due after one year through five years........................                 9,565,000                9,585,000
Due after five years through ten years.......................                   776,000                  775,000
Due after ten years..........................................                12,102,000               11,060,000
                                                                           ------------             ------------
     Total...................................................               $25,023,000              $24,031,000
                                                                            ===========              ===========

     Of the cash and cash equivalents and current investments that total $274.9 million in the accompanying Consolidated Balance Sheet at December 31, 1999, $267.5 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

6.   REINSURANCE

In the normal course of business, the Company seeks to reduce potential losses that may arise from catastrophic events that cause unfavorable underwriting results by reinsuring certain levels of such risk with other reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsurance policy.

The Company is covered under medical reinsurance agreements that provide coverage for 50% - 90% of hospital and other costs in excess of, depending on the contract, $75,000 to $200,000 per case, up to a maximum of $2,000,000 per member per lifetime for both the managed indemnity and HMO subsidiaries. In addition, certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract. Reinsurance premiums of $3,269,000, $2,860,000 and $3,156,000, net of reinsurance recoveries of $2,904,000, $1,185,000 and $1,729,000, are included in medical expenses for 1999, 1998 and 1997, respectively. In addition, SHL maintains reinsurance on certain other insurance products.

CII also has reinsurance treaties in effect. In 1999 and 1998, workers' compensation claims between $500,000 and $100,000,000 per occurrence are 100% reinsured. In 1997, workers' compensation claims between $350,000 and $60,000,000 per occurrence were 100% reinsured. In addition, effective July 1, 1998, workers' compensation claims below $500,000 per occurrence are reinsured under quota share and excess reinsurance agreements (referred to as "low level reinsurance") with an A+ rated carrier. Under this agreement, CII reinsures 30% of the first $10,000 of each loss, 75% of the next $40,000 and 100% of the next $450,000. CII receives a ceding commission from the reinsurer as a partial reimbursement of its operating expenses.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

The low level reinsurance agreement contains both retroactive and prospective reinsurance coverage and CII has bifurcated the low level reinsurance agreement to account for the different accounting treatments. The amount by which the estimated ceded liabilities exceed the amount paid for the retroactive coverage is reported as a deferred gain and amortized to income over the estimated remaining settlement period using the interest method. Any subsequent changes in estimated or actual cash flows related to the retroactive coverage are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income. During 1999, CII recorded an adjustment to increase its deferred gain related to retroactive reinsurance coverage by $4,615,000. For the years ended December 31, 1999 and 1998, CII amortized deferred gains of $3,850,000 and $1,038,000, respectively. The balance of unamortized deferred gains related to retroactive reinsurance was $7,015,000 and $6,250,000 at December 31, 1999 and 1998,
respectively.

At December 31, 1999 and 1998, the amount of reinsurance recoverable under prospective reinsurance contracts for unpaid losses and loss adjustment expenses for CII was $110,089,000 and $37,797,000, respectively. At December 31, 1999 and 1998, the amount of reinsurance recoverable under the retroactive reinsurance contract was $14,842,000 and $18,710,000, respectively. The amount of reinsurance receivable for paid losses and loss adjustment expenses was $6,931,000 and $1,917,000, at December 31, 1999 and 1998, respectively.

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

The following table provides workers' compensation prospective reinsurance information for the three years ended December 31, 1999:



                                                                                  Change in

                                                             Recoveries           Recoverable
                                                             on Paid              on Unpaid             Premiums

                                                              Losses/LAE           Losses/LAE          Ceded

1999:

     Travelers Indemnity Company

         of Illinois...........................               $21,941,000          $69,104,000         $60,702,000
     General Reinsurance Corporation...........                 1,730,000            3,188,000          2,912,000
     Others....................................                                                           169,000
                                                     -------------------- --------------------     --------------
     Total ....................................               $23,671,000          $72,292,000        $63,783,000
                                                              ===========          ===========        ===========

1998:

     Travelers Indemnity Company

         of Illinois...........................              $ 1,379,000           $19,664,000         $16,095,000
     General Reinsurance Corporation...........                3,292,000            (2,923,000)         3,533,000
     Others ...................................                                                           202,000
                                                     -------------------  --------------------     --------------
     Total ....................................              $ 4,671,000           $16,741,000        $19,830,000
                                                             ===========           ===========        ===========

1997:

     General Reinsurance Corporation.............           $    841,000          $  5,380,000        $ 4,872,000
     Others .....................................                                                         187,000
                                                     -------------------  --------------------      -------------
     Total ......................................           $    841,000          $  5,380,000        $ 5,059,000
                                                            ============          ============        ===========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

7.   LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE. The loss estimates are subject to change in subsequent accounting periods and any change to the current reserve estimates would be accounted for in future results of operations.

While management of the Company believes that current estimates are reasonable, significant adverse or favorable loss development could occur in the future.




                                                                            Year ended December 31,
                                                                 ----------------------------------
                                                                      1999            1998                1997
                                                                -------------------------------     ----------

Net Beginning Losses and LAE Reserve .....................          $174,466,000    $181,643,000      $172,100,000
                                                                    ------------    ------------      ------------

Net Provision for Insured Events Incurred in:
   Current Year ..........................................            51,541,000     103,990,000       102,301,000
   Prior Years............................................             9,920,000      (9,643,000)       (8,970,000)
                                                                 ---------------  --------------    --------------
     Total Net Provision..................................            61,461,000      94,347,000        93,331,000
                                                                  --------------  --------------    --------------

Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year ..........................................            21,206,000      29,592,000        26,811,000
   Prior Years............................................            80,416,000      71,932,000        56,977,000
                                                                  --------------  --------------    --------------
     Total Net Payments ..................................           101,622,000     101,524,000        83,788,000
                                                                   -------------   -------------    --------------

Net Ending Losses and LAE Reserve ........................           134,305,000     174,466,000       181,643,000
Reinsurance Recoverable ..................................           110,089,000      37,797,000        21,056,000
                                                                   -------------  --------------    --------------

Gross Ending Losses and LAE Reserve ......................          $244,394,000    $212,263,000      $202,699,000
                                                                    ============    ============      ============

8.   LONG-TERM DEBT

Long-term debt at December 31, consists of the following:




                                                                               1999                      1998
                                                                         ----------------           ---------


Revolving Credit Facility............................................        $160,000,000             $139,000,000
7 1/2% Convertible Subordinated Debentures ..........................          50,498,000               51,251,000
6% Mortgage Note.....................................................          34,693,000               35,171,000
7 1/5% Mortgage Note.................................................          11,614,000               13,440,000
7 3/8% Mortgage Note  ...............................................             393,000                  821,000
Other................................................................           6,397,000                7,978,000
                                                                          ---------------          ---------------
  Total..............................................................         263,595,000              247,661,000
Less Current Portion.................................................          (4,741,000)              (5,263,000)
                                                                          ---------------           --------------
Long-term Debt.......................................................        $258,854,000             $242,398,000
                                                                             ============             ============

Revolving Credit Facility. On October 31, 1998, the Company replaced its prior line of credit with a $200 million credit facility under which it has $160 million in borrowings outstanding as of December 31, 1999. Interest under the credit facility is variable and based on the London Interbank Offering Rate plus a margin determined by reference to the Company's leverage ratio. Of the outstanding balance, $50 million is covered by interest-rate swap agreements. To mitigate the risk of interest rate fluctuation on the credit facility, the Company entered into a five-year $50 million interest-rate swap agreement during the fourth quarter of 1998. The intent of the agreement is to keep the Company's interest rate on $50 million of the borrowing relatively fixed. The average cost of borrowing on this line of credit for 1999, including the impact of the swap agreements, was approximately 7.8%. The terms of the credit facility contain a mandatory payment schedule

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

that begins on June 30, 2001 and ends September 30, 2003 if the principal balance exceeds certain thresholds. The terms of the credit facility contain certain covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. For the quarter ended September 30, 1999, the Company exceeded the limits of certain covenants. The Company was able to obtain a waiver and re-negotiate the covenant limits. These negotiations resulted in a borrowing rate of LIBOR plus 2.375% through September 30, 2000. The Company believes it is in compliance with debt covenants as of December 31, 1999.

7 1/2% Convertible Subordinated Debentures. In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The Debentures bear interest at 7 1/2%, which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. Unamortized issuance costs of $362,000 are included in other assets on the balance sheet and are being amortized over the life of the Debentures. Accrued interest on the Debentures as of December 31, 1999 and 1998 was $1,099,000 and $1,117,000, respectively. The Debentures are redeemable by CII, in whole or in part, at a redemption price of 100.75%, plus accrued interest. The Debentures are general unsecured obligations of CII only and were not assumed or guaranteed by Sierra. During the twelve months ended December 31, 1999 and 1998, the Company purchased $753,000 and $3,216,000, respectively, of the debentures on the open market.

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

Other. The Company has obligations under capital leases with interest rates from 6.7% to 13.4%. In addition, the Company has term loans with the City of Baltimore and the State of Maryland.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     Scheduled maturities of the Company's notes payable and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 1999, are as follows:



                                                                                                 Obligations

                                                                            Notes               Under Capital

     Year ending December 31,                                              Payable                  Leases
     -------------------------------------------------------             ---------------------------------
         2000.................................................            $    2,920,000         $   2,192,000
         2001.................................................                53,205,000             1,769,000
         2002.................................................                 2,897,000             1,523,000
         2003 ................................................               195,740,000               425,000
         2004.................................................                 2,644,000                31,000
         Thereafter...........................................                   854,000               245,000
                                                                        ----------------       ---------------
            Total.............................................              $258,260,000             6,185,000
                                                                            ============
         Less:  Amounts Representing Interest.................                                        (850,000)
                                                                                                --------------

         Present Value of Minimum Lease Payments..............                                   $   5,335,000
                                                                                                 =============

     The fair value of the Debentures at December 31, 1999 was $35,601,000, which was determined based on the estimated market price on December 31, 1999. Excluding the Debentures, the fair value of long-term debt, including the current portion, is estimated to be approximately $209,446,000 based on the borrowing rates currently available to the Company .

9.   INCOME TAXES

A summary of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:





                                                             1999                 1998                  1997
                                                         ------------         ------------          --------
     (Benefit) Provision for Income Taxes:
     Current.....................................        $(12,919,000)           $12,595,000           $5,528,000
     Deferred....................................           6,984,000              1,201,000           (2,294,000)
                                                       --------------            -----------           ----------
        Total                                           $  (5,935,000)           $13,796,000           $3,234,000
                                                        =============            ===========           ==========

The following reconciles the difference between the 1999, 1998 and 1997 reported and statutory provision for income taxes:

                                                             1999                 1998                  1997
                                                         ------------         ------------          --------

Statutory Rate ..................................             35%                    35%                   35%
     State Income Taxes .........................          (12)                     1                     1
     Tax Preferred Investments ..................           12                     (2)                   (5)
     Change in Valuation Allowance ..............           15                     (9)                  (17)
     Other ......................................            6                      1                    (2)
                                                            --                     --                    --
        Provision for Income Taxes ..............             56%                    26%                   12%
                                                             ===                     ==                    ==

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     The tax effects of significant items comprising the Company's net deferred tax assets are as follows:



                                                                                   1999                  1998
                                                                             ----------------      ----------

Deferred Tax Assets:
    Medical and Losses and LAE Reserves ......................                    $11,699,000         $  4,398,000
    Accruals Not Currently Deductible.........................                     12,635,000            4,875,000
    Compensation Accruals ....................................                      6,218,000            4,569,000
    Bad Debt Allowances.......................................                      4,373,000            2,189,000
    Loss Carryforwards and Credits............................                     18,886,000            9,878,000
    Unearned Premiums.........................................                      1,029,000              850,000
    Deferred Reinsurance Gains................................                      2,455,000            2,188,000
    Unrealized Investment Losses..............................                      8,648,000              551,000
    Other ....................................................                         90,000
                                                                              ---------------
      Total...................................................                     66,033,000           29,498,000
                                                                                 ------------         ------------


Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs ........................                        777,000              586,000
    Depreciation and Amortization ............................                     17,729,000            6,249,000
    Other ....................................................                        684,000              558,000
                                                                               --------------       --------------
      Total...................................................                     19,190,000            7,393,000
                                                                                 ------------        -------------

    Net Deferred Tax Asset Before

       Valuation Allowance....................................                     46,843,000           22,105,000

    Valuation Allowance ......................................                                          (1,575,000)
                                                                         --------------------         ------------
    Net Deferred Tax Asset ...................................                    $46,843,000          $20,530,000
                                                                                  ===========          ===========

     At December 31, 1999, the Company had approximately $29,530,000 of regular tax net operating loss carryforwards. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2019. In addition to the net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $7,216,000 which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits.

A valuation allowance was established to reflect the Company's inability to use tax benefits from certain acquisitions currently or in the near future. Due to a change in tax laws and the Company's ability to realize tax benefits for which a valuation allowance had been previously established, the Company reduced its valuation allowance by $1,575,000, $4,691,000 and $4,663,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in other current receivables in the December 31, 1999 balance sheet is a tax receivable of $10,518,000.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

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



     Year Ending December 31,

          2000...................................................           $  7,955,000
          2001...................................................              7,165,000
          2002...................................................              6,554,000
          2003 ..................................................              4,679,000
          2004...................................................              3,634,000
          Thereafter.............................................              9,347,000
                                                                           -------------
               Total.............................................            $39,334,000
                                                                             ===========

     Rent expense  totaled  $9,098,000,  $8,763,000 and $5,827,000 in 1999, 1998
and 1997, respectively.

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

11.  RELATED PARTY TRANSACTIONS

The Company's Board of Directors has authorized a line of credit from the Company to the Chief Executive Officer (the "CEO"). The CEO borrowed amounts under this line of credit during 1998 which resulted in aggregate borrowings of $2,650,000. The CEO repaid approximately $360,000 of the indebtedness during the first quarter of 1999. The borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under the credit facility at the time of the borrowing plus 10 basis points. Indebtedness under the line of credit is secured by certain of the CEO's rights to compensation from the Company. At December 31, 1999, the aggregate outstanding principal of and accrued interest on this indebtedness was $2,635,000.

The Company expensed $289,000, $78,000 and $27,000 in the years ended December 31, 1999, 1998 and 1997 respectively, for legal fees to a Nevada law firm of which a non-employee director of the Company is a shareholder.

12.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. For the years ended December 31, 1998 and 1997 and for the six months ended June 30, 1999, the Company contributed a maximum of 2% of eligible employees' compensation and matched 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS statute. Effective July 1, 1999, the Plan was modified such that the Company matches 50%-100% of an employee's elective deferral and the maximum Company match is 6% of a participant's annual compensation, subject to Internal Revenue Service limits. The Plan does not require additional Company contributions.
Expense under the plan totaled  $6,736,000,  $4,522,000  and $3,929,000 in 1999,
1998 and 1997, respectively.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

Supplemental Retirement Plans. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. The Company also matches 50% of those contributions that participants are restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon participant death, disability, retirement, termination of employment or certain other circumstances including financial hardship.

Executive Life Insurance Plan. Effective July 1, 1997, the Company has funded and entered into split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

Supplemental Executive Retirement Plan ("SERP"). Effective July 1, 1997, the Company adopted a defined benefit retirement plan covering certain key employees. The Company is funding the benefits through the purchase of certain life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. In 1998, the Company expanded the SERP to include more participants. The effect of adding these participants is included in plan amendments in the reconciliation below.

A reconciliation of ending year balances is as follows:



                                                                                       For the Year Ended December 31,
                                                                                       -------------------------------
                                                                                1999                  1998                 1997
                                                                              --------              --------             ------
     Change in Benefit Obligation:

       Projected Benefit Obligation at Beginning of Period

           (Inception for 1997) .......................................      $14,198,000          $ 9,515,000          $ 9,008,000
       Service Cost ...................................................          365,000              408,000              132,000
       Interest Cost ..................................................          829,000              875,000              375,000
       Plan Amendments.................................................                             1,572,000
       Actuarial (Gains) Losses........................................       (2,391,000)           1,925,000
       Benefits Paid ..................................................         (193,000)             (97,000)
                                                                          --------------       ---------------
       Benefit Obligation at End of Period.............................       12,808,000           14,198,000            9,515,000
                                                                            ------------          -----------         ------------

     Change in Plan Assets:

       Fair Value of Plan Assets at Beginning of Period................       4,493,000             1,872,000
       Actual Return on Plan Assets ...................................         123,000               (58,000)            (308,000)
       Company Contributions ..........................................       2,679,000             2,679,000            2,180,000
                                                                          -------------          ------------         ------------
       Fair Value of Plan Assets at End of Period......................       7,295,000             4,493,000            1,872,000
                                                                          -------------          ------------         ------------

       Funded Status of the Plan ......................................      (5,513,000)           (9,705,000)          (7,643,000)
       Unrecognized Actuarial Change...................................        (532,000)            1,858,000
       Unrecognized Prior Service Credit ..............................       8,412,000             9,334,000            8,647,000
       Unrecognized Net Loss ..........................................       1,150,000               748,000              394,000
                                                                          --------------        -------------        -------------
       Total Recognized ...............................................    $  3,517,000           $ 2,235,000          $ 1,398,000
                                                                           ============           ===========          ===========

     Total Recognized Amounts in the Financial
        Statements Consist of:

       Accrued Benefit Liability ......................................     $(2,439,000)          $(3,325,000)         $(2,964,000)
       Intangible Asset ...............................................       5,956,000             5,560,000            4,362,000
                                                                          --------------         ------------         ------------
       Total ..........................................................    $  3,517,000           $ 2,235,000          $ 1,398,000
                                                                           ============           ===========          ===========

     Assumptions:

       Discount Rate ..................................................             7.0%                  7.0%                7.0%
       Expected Return on Plan Assets .................................             8.0%                  8.0%                8.0%
       Rate of Compensation Increase ..................................             3.0%                  5.0%                5.0%

     Components of Net Periodic Benefit Cost:

       Service Cost....................................................   $     365,000          $    408,000         $    132,000
       Interest Cost ..................................................         829,000               875,000              375,000
       Expected Return on Plan Assets..................................        (525,000)             (295,000)             (87,000)
       Amortization of Prior Service Credits...........................         922,000               885,000              361,000
       Recognized Actuarial (Gain) Loss................................          (1,000)               68,000
                                                                        ---------------        --------------
       Net Periodic Benefit Cost.......................................    $  1,590,000           $ 1,941,000         $    781,000
                                                                           ============           ===========         ============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

13.           CAPITAL STOCK PLANS

Stockholders' Rights Plan. Each share of Sierra common stock, par value $.005 per share, contains one right (a "Right"). Each Right entitles the registered holder to purchase from Sierra a unit consisting of one one- hundredth (.001) of a share of the Sierra Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since Sierra may redeem the Rights at the price of $.02 per Right prior to the time that a person or group has acquired beneficial ownership of 20% or more of Sierra common stock.

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

The following table reflects the activity of the stock option plans:



                                                       Number of                  Option              Weighted

                                                         Shares                    Price           Average Price

Outstanding January 1, 1997 ................           2,998,000             $ 5.00  - $23.33           $15.34

   Granted..................................             459,000              16.25  -  24.50            23.15
   Exercised................................            (705,000)              5.00  -  21.17            11.81
   Canceled.................................             (97,000)              6.31  -  23.33            17.33
                                                     -----------
Outstanding December 31, 1997 ..............           2,655,000               6.31  -  24.50            17.53

   Granted..................................             468,000              16.94  -  24.83            22.49
   Exercised................................            (386,000)              6.31  -  23.33            14.25
   Canceled.................................              (7,000)              7.13  -  24.50            17.01
                                                    ------------
Outstanding December 31, 1998...............           2,730,000               6.31  -  24.83            18.89

   Granted..................................           1,436,000               6.69  -  21.00             9.44
   Exercised................................              (2,000)              6.31  -  12.08             9.41
   Canceled.................................            (260,000)             11.71  -  24.83            19.65
                                                      ----------
Outstanding December 31, 1999...............           3,904,000               6.31  -  24.69            15.37
                                                      ==========

Exercisable at December 31, 1999 ...........           1,737,000             $ 6.31  - $24.69           $17.70
                                                       =========

Available for Grant at

   December 31, 1999 .......................           2,047,000
                                                       =========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     The following table summarizes information about stock options outstanding at December 31, 1999:



                                Weighted Average                                                Weighted Average

        Range of Exercise       Contractual Life                 Options                         Exercise Price
                                                     --------------------------------   -----------------------
            Prices              Remaining in Days       Outstanding      Exercisable      Outstanding       Exercisable

      $ 6.31  -  $ 8.00                2,324            1,239,000            15,000         $ 7.78            $ 6.31
        9.91  -   12.88                2,515              187,000           133,000          11.19             11.07
       14.94  -   21.28                1,189            1,724,000         1,362,000          17.69             17.46
       22.17  -   24.69                1,615              754,000           227,000          23.53             23.80

Employee  Stock  Purchase  Plans.  The Company has employee stock purchase plans
(the "Purchase Plans") whereby employees may purchase newly issued shares of stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plans. As of December 31, 1999, the Company had 294,000 shares reserved for purchase under the Purchase Plans. During 1999, a total of 163,000 shares were purchased at prices of $17.85 and $11.70 per share. During January 2000, 164,000 shares were purchased by employees at $5.68 per share in connection with the Purchase Plans.

Accounting for Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock option plans nor the Purchase Plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share for the years ended December 31, would have been reduced to the pro forma amounts indicated below:



                                                                                 For the Years Ended

                                                                1999                  1998                1997
                                                                ----                  ----                ----

Net (Loss) Income                   As reported            $(4,631,000)           $39,596,000          $24,241,000
                                    Pro forma               (9,204,000)            37,106,000           22,177,000

Net (Loss) Income Per Share         As reported                  $(.17)                 $1.45                 $.90
                                    Pro forma                     (.34)                  1.35                  .82

Net (Loss) Income Per Share

    Assuming Dilution               As reported                  $(.17)                 $1.43                 $.88
                                    Pro forma                     (.34)                  1.34                  .81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 43%, 37% and 35%; risk-free interest rates of 5.87%, 4.46% and 5.89%; and expected lives of four to five years. The weighted average fair value of options granted in 1999, 1998 and 1997 was $3.77, $9.92 and $8.27, respectively.

The fair value of the look-back option implicit in each offering of the Purchase Plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 45%, 32% and 35%; risk-free interest rates of 4.66%, 5.30% and 5.32%; and expected lives of six months for all years.

During 1999, the Company extended by three years the expiration date for 1,035,000 options covering shares that would have expired in 1999 and 2000. The exercise price per share for these options ranges from $10.92 to $20.50. No expense was recognized in the consolidated statement of operations related to these options. Expense of $1,445,000 is included in the Pro forma information presented.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

14.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Supplemental statements of cash flows information for the years ended December 31, is presented below:



                                                                        1999                1998                  1997
                                                                    ------------        ------------          --------

Cash Paid During the Year for Interest

    (Net of Amount Capitalized)...............................      $17,721,000          $ 8,737,000            $4,463,000
Cash (Received) Paid During the Year

    for Income Taxes..........................................       (4,590,000)          15,003,000             7,943,000

Noncash Investing and Financing Activities:
    Liabilities Assumed in Connection with
       Corporate Acquisitions.................................                            53,461,000               195,000
    Reductions to Funds Withheld by Ceding
       Insurance Company and Future

       Policy Benefits........................................                                                   8,471,000
    Stock Issued for Exercise of Options
       and Related Tax Benefits...............................            1,000            1,284,000             2,004,000
    Additions to Capital Leases...............................                             3,070,000             4,574,000

15.        PREMIUM DEFICIENCY, IMPAIRMENT, SETTLEMENT AND OTHER COSTS

1999

Medical expenses reported in the first quarter of 1999 included a premium deficiency charge of $8.1 million related to losses in under-performing markets primarily in Arizona and rural Nevada. In the fourth quarter of 1999, the Company recorded a premium deficiency charge of $21.0 million related to HMO contracts in the Texas market. Of this amount, $10.0 million was recorded in medical expenses and $11.0 million was recorded in the impairment, settlement and other costs line item. The $11.0 million is an estimate of general and administrative costs, in excess of those covered by premiums, the Company will incur to service the Dallas/Ft. Worth contracts. Also recorded in medical expenses during the fourth quarter is $11.2 million primarily related to an adjustment to the estimate for medical expenses recorded in previous years, and $6.8 million primarily related to contractual settlements with providers of medical services.

The remaining $7.8 million of impairment, settlement and other costs consists of charges in the first quarter of $5.1 million and additional charges of $2.7 million in the fourth quarter. In the first quarter of 1999, the Company recorded a charge of $4.3 million related primarily to the write-off of goodwill associated with the Mohave Valley operations. During the first quarter of 1999, the Company closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona, and terminated approximately 45 employees. The Company also incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance. The remaining charges in the fourth quarter of 1999 consist primarily of legal and contractual settlements.

1998

During the fourth quarter of 1998, the Company incurred settlement expenses totaling $8 million, $5.9 million after tax, related to the settlement of a competitor's protest for the Region 1 TRICARE contract. All of this amount was paid during fiscal year 1998. On September 30, 1997, SMHS was awarded a five-year, $1.2 billion contract to administer managed health care services to military families and retirees in 13 northeastern states and Washington, D.C. A competing bidder

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

protested the contract award and claimed, among other issues, that the United States Department of Defense failed to adequately disclose the weights of the significant factors used to evaluate proposals. In December 1998, SMHS reached an agreement to settle the protest. As part of the settlement, the competitor has foregone any and all rights it may have to challenge the contract award and seek re-bid.

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

1997

During 1997, the Company recorded and paid expenses of approximately $11.0 million, $8.4 million after tax, for merger- related costs. On March 18, 1997, the Company announced it had terminated its merger agreement with Physician Corporation of America. The original agreement had been entered into in November 1996.

During the third quarter of 1997, SMHS was notified it had been awarded a TRICARE managed care contract by the Department of Defense to serve eligible beneficiaries in Region 1. This region includes more than 600,000 beneficiaries in 13 northeastern states and the District of Columbia. Development expenses of $18.4 million, $10.6 million net of taxes, were recorded in the third quarter, primarily for expenses associated with the Company's proposal to serve TRICARE beneficiaries in Region 1. Such expenses had been deferred until award notification. SMHS began health care delivery on June 1, 1998.

16.     UNAUDITED QUARTERLY INFORMATION
           (Amounts in thousands, except per share data)


                                                                 March             June              September         December
                                                                 31                30                30               31
                                                           ---------------   ---------------   ---------------  --------
Year Ended December 31, 1999:

  Operating Revenues....................................        $318,074          $315,818          $322,570        $327,349
  Operating Income (Loss)...............................           2,989            16,972            17,436         (32,983)
  (Loss) Income Before Income Taxes ....................          (1,060)           12,846            13,267         (35,619)
  Net (Loss) Income.....................................            (706)            8,556             8,863         (21,344)
  (Loss) Earnings Per Share ............................            (.03)              .32               .33            (.79)
  (Loss) Earnings Per Share Assuming Dilution ..........            (.03)              .32               .33            (.79)

Year Ended December 31, 1998:

  Operating Revenues....................................        $210,409          $244,545          $281,082        $301,167
  Operating Income .....................................          17,663            18,550            18,213           6,147
  Income Before Income Taxes ...........................          16,382            16,931            17,006           3,073
  Net Income............................................          12,187            12,551            12,584           2,274
  Earnings Per Share ...................................             .44               .46               .46             .08
  Earnings Per Share Assuming Dilution .................             .44               .45               .46             .08

17.     SEGMENT REPORTING

The Company has three reportable segments based on the products and services offered: managed care and corporate operations, military health services operations and workers' compensation operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a five-year, managed care federal contract for the Department of Defense's TRICARE program in Region 1. The workers' compensation segment assumes workers' compensation claims risk in return for premium revenues and third party administrative services.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

     The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)


                                                          Managed Care           Military                Workers'
                                                         and Corporate         Health Services           Compensation
                                                         Operations             Operations              Operations          Total

1999

Medical Premiums..................................        $827,779                                                      $   827,779
Military Contract Revenues........................                               $287,398                                   287,398
Specialty Product Revenues........................           9,869                                    $  84,352              94,221
Professional Fees.................................          51,842                                                           51,842
Investment and Other Revenues.....................           6,445                    706                15,420              22,571
                                                       -----------           ------------            ----------       -------------
   Total Revenue..................................        $895,935               $288,104             $  99,772          $1,283,811
                                                          ========               ========             =========          ==========

Segment Operating Profit..........................       $  23,332              $  11,612             $  21,091        $     56,035
Interest Expense and Other........................         (12,589)                  (910)               (3,256)            (16,755)
Impairment, Settlement and Other Costs............         (39,926)                                      (9,920)            (49,846)
                                                        ----------        ---------------           -----------       -------------
Net (Loss) Income Before Income Taxes.............       $ (29,183)             $  10,702            $    7,915        $    (10,566)
                                                         =========              =========            ==========        ============

Segment Operating Assets..........................        $650,505              $  76,187              $403,420          $1,130,112
Capital Expenditures..............................          53,741                    570                 4,201              58,512
Depreciation and Amortization.....................          23,891                  2,758                 1,430              28,079

1998

Medical Premiums..................................        $609,404                                                      $   609,404
Military Contract Revenues........................                               $204,838                                   204,838
Specialty Product Revenues........................          12,843                                     $135,525             148,368
Professional Fees.................................          45,363                                                           45,363
Investment and Other Revenues.....................           8,581                    407                20,242              29,230
                                                       -----------           ------------            ----------       -------------
   Total Revenue..................................        $676,191               $205,245              $155,767          $1,037,203
                                                          ========               ========              ========          ==========

Segment Operating Profit..........................       $  43,314             $    8,620             $  22,490        $     74,424
Interest Expense and Other........................          (2,610)                  (573)               (3,998)             (7,181)
Impairment, Settlement and Other Costs............          (4,869)                (8,982)                                  (13,851)
                                                       ------------           -----------       ---------------       --------------
Net Income (Loss) Before Income Taxes.............       $  35,835            $     ( 935)            $  18,492        $     53,392
                                                         =========            ===========             =========        ============

Segment Assets....................................        $593,332              $  73,877              $377,911          $1,045,120
Capital Expenditures..............................          32,520                  5,015                 3,208              40,743
Depreciation and Amortization.....................          15,545                  2,167                 1,551              19,263

1997

Medical Premiums..................................        $513,857                                                      $   513,857
Military Contract Revenues........................                             $    4,346                                     4,346
Specialty Product Revenues........................          16,297                                     $129,914             146,211
Professional Fees.................................          31,238                                                           31,238
Investment and Other Revenues.....................           8,711                                       17,361              26,072
                                                       -----------        ---------------            ----------       -------------
   Total Revenue..................................        $570,103             $    4,346              $147,275         $   721,724
                                                          ========             ==========              ========         ===========

Segment Operating Profit..........................       $  46,033            $       153             $  15,072        $     61,258
Interest Expense and Other........................            (371)                                      (4,062)             (4,433)
Impairment, Settlement and Other Costs............         (12,600)               (16,750)                                  (29,350)
                                                        ----------             ----------       ---------------       -------------
Net Income (Loss) Before Income Taxes.............       $  33,062              $ (16,597)            $  11,010        $     27,475
                                                         =========              ==========            =========        ============

Segment Assets....................................        $373,652             $    6,859              $343,425         $   723,936
Capital Expenditures..............................          43,825                    639                11,178              55,642
Depreciation and Amortization.....................          12,491                     69                   950              13,510

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                                     PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

                                                      PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:


                                                                                                     Page

        Independent Auditors' Report.............................................................      34
        Consolidated Balance Sheets at December 31, 1999 and 1998................................      35
        Consolidated Statements of Operations for the Years Ended
           December 31, 1999, 1998 and 1997......................................................      36
        Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1999, 1998 and 1997..................................      37
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997......................................................      38
        Notes to Consolidated Financial Statements...............................................      39

(a)(2) Financial Statement Schedules:

        Schedule I           -   Condensed Financial Information of Registrant...................     S-1

        Schedule V           -   Supplemental Information Concerning

                                   Property-Casualty Insurance ..................................     S-4

        Section 403.04 b     -   Reconciliation of Beginning and Ending Loss
                                 and Loss Adjustment Expense Reserves

                                   and Exhibit of Redundancies (Deficiencies) ...................     S-5

     All other schedules are omitted because they are not applicable, not required, or because the required information is in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

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

      (10.4)      Credit  Agreement  dated as of October 30, 1998,  among Sierra
                  Health Services, Inc. as Borrower, Bank of America National Trust and Savings Association as Administrative Agent and Issuing Bank, First Union National Bank as Syndication Agent, and the Other Financial Institutions Party Thereto, dated as of October 30, 1998, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998.

      (10.5) First Amendment to Credit Agreement among Sierra Health Services, Inc., as Borrower, Bank of America National Trust and Savings Association as Administrative Agent and Issuing Bank and the Other Financial Institutions Party Thereto, dated as of November 23, 1998, incorporated by reference to Exhibit
                  10.5 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998.

      (10.6) Second Amendment to Credit Agreement among Sierra Health Services, Inc. as borrower, Bank of America National Trust and Savings Association as Administrative Agent and the Other Financial Institutions Party Thereto, dated as of January 15, 1999, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998.

     (10.7) Third Amendment to Credit Agreement among Sierra Health Services, Inc. as borrower, Bank of America National Trust and Savings Association as Administrative Agent and the Other Financial Institutions Party Thereto, dated as of September 30, 1999.

      (10.8)      Compensatory Plans, Contracts and Arrangements.

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

     (3)   Employment Agreement with William R. Godfrey dated December 10, 1999.

     (4)   Employment Agreement with Laurence S. Howard dated December 10, 1999.

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

                  (9) Employment Agreement with Paul H. Palmer dated November 20, 1998, incorporated by reference to Exhibit 10.7(10) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     (11) Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996 as Amended and Restated Effective January 1, 2000, dated as of January 1, 2000.

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

                  (14) The Registrant's Second Amended and Restated 1986 Stock Option Plan as amended to date, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                  (15) The Registrant's Second Restated Capital Accumulation Plan, as amended to date, incorporated by reference to
                        Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (16) Sierra Health Services, Inc. Management Incentive Compensation Plan.

                  (17) Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated through May 18, 1998, incorporated by reference to Exhibit 10.4 to the
                        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

                  (18) Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated through May 18, 1998, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

     (19) First Amendment to Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated through May 18, 1998, dated November 6, 1999.

     (10.9) Agreement and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

     (10.10) Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

     (10.11) Master Purchase and Sale Agreement between Kaiser Foundation Health Plan of Texas (as Seller) and HMO Texas, L.C. (as Buyer), dated June 5, 1998, incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.12) Asset Sale and Purchase Agreement between Kaiser Foundation Health Plan of Texas, A Texas Non-Profit Corporation and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.13) Asset Sale and Purchase Agreement between Permanente Medical Association of Texas, a Texas Professional Association and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.14) Amendment No. 2 to Asset Sale and Purchase Agreement between Kaiser Foundation Health Plan of Texas and Texas Health Choice, L.C. (formerly HMO Texas, L.C.), incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        (21)      Subsidiaries of the Registrant (listed herein):

     There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

                                                           Jurisdiction of

                                                           Incorporation

Sierra Health and Life Insurance Company, Inc.               California
Health Plan of Nevada, Inc.                                  Nevada
Sierra Health-Care Options, Inc.                             Nevada
Behavioral Healthcare Options, Inc.                          Nevada
Family Health Care Services                                  Nevada
Family Home Hospice, Inc.                                    Nevada
Southwest Medical Associates, Inc.                           Nevada
Sierra Medical Management, Inc. and Subsidiaries             Nevada
Southwest Realty, Inc.                                       Nevada
Sierra Health Holdings, Inc. (Texas Health Choice, L.C.)     Nevada (Texas)
Sierra Texas Systems, Inc.                                   Texas
CII Financial, Inc., and Subsidiaries                        California
Northern Nevada Health Network, Inc.                         Nevada
Intermed, Inc.                                               Arizona
Prime Holdings, Inc. and Subsidiaries                        Nevada
Sierra Military Health Services, Inc.                        Delaware
Sierra Home Medical Products, Inc.                           Nevada
Nevada Administrators, Inc.                                  Nevada
Med One Health Plan, Inc.                                    Nevada

      (23.1)      Consent of Deloitte & Touche LLP

      (27.1)      Financial Data Schedule --  1999

     (99) Registrant's current report on Form 8-K dated March 15, 2000, incorporated herein.

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

                                          SIERRA HEALTH SERVICES, INC.


                                          By:         /S/ ANTHONY M. MARLON
                                                   ------------------------
                                                     Anthony M. Marlon, M.D.
Date:  March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Title                                     Date

   /S/ ANTHONY M. MARLON, M.D.                     Chief Executive Officer                   March 24, 2000
------------------------------------------
   Anthony M. Marlon, M.D.                         and Chairman of the Board
                                                   (Chief Executive Officer)


   /S/ PAUL H. PALMER                              Vice President of Finance,                March 24, 2000
------------------------------------------
   Paul H. Palmer                                  Chief Financial Officer,
                                                   and Treasurer
                                                   (Chief Accounting Officer)


   /S/ ERIN E. MACDONALD                           President and                             March 24, 2000
------------------------------------------
   Erin E. MacDonald                               Chief Operating Officer
                                                   Director

   /S/ CHARLES L. RUTHE                            Director                                  March 24, 2000
------------------------------------------
        Charles L. Ruthe

   /S/ WILLIAM J. RAGGIO                           Director                                  March 24, 2000
------------------------------------------
        William J. Raggio

   /S/ THOMAS Y. HARTLEY                           Director                                  March 24, 2000
------------------------------------------
        Thomas Y. Hartley

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CONDENSED BALANCE SHEETS - Parent Company Only



                                                                                            December 31,

                                                                                      1999               1998
                                                                                ----------------   ----------
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................      $       194,000       $   7,945,000
     Short-term Investments..............................................            1,149,000           3,919,000
     Prepaid Expenses and Other Current Assets...........................           32,606,000           9,189,000
                                                                                 -------------      --------------
           Total Current Assets..........................................           33,949,000          21,053,000

PROPERTY AND EQUIPMENT - NET ............................................           71,121,000          45,699,000
EQUITY IN NET ASSETS OF SUBSIDIARIES ....................................          341,994,000         375,910,000
NOTES RECEIVABLE FROM SUBSIDIARIES ......................................            9,517,000           9,677,000
GOODWILL ................................................................            2,188,000           2,275,000
OTHER ...................................................................           50,271,000          30,817,000
                                                                                 -------------       -------------

TOTAL ASSETS ............................................................         $509,040,000        $485,431,000
                                                                                  ============        ============

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................        $  41,212,000       $  24,422,000
     Current Portion of Long-term Debt ..................................              393,000             393,000
                                                                              ----------------     ---------------
           Total Current Liabilities ....................................           41,605,000          24,815,000

LONG-TERM DEBT (Less Current Portion)....................................          160,000,000         139,429,000
OTHER LIABILITIES .......................................................           29,023,000          17,473,000
                                                                                --------------      --------------
TOTAL LIABILITIES .......................................................          230,628,000         181,717,000
                                                                                 -------------       -------------

STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................              142,000             141,000
     Additional Paid-in Capital .........................................          175,915,000         173,583,000
     Treasury Stock .....................................................          (22,789,000)        (14,821,000)
     Accumulated Other Comprehensive Income:
           Unrealized Holding (Loss) on Available-for-sale

                Investments .............................................          (16,063,000)         (1,027,000)
     Retained Earnings ..................................................          141,207,000         145,838,000
                                                                                 -------------       -------------
           Total Stockholders' Equity ...................................          278,412,000         303,714,000
                                                                                 -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................         $509,040,000        $485,431,000
                                                                                  ============        ============


Note:     Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

     Year Ending December 31,

          2001...........................................................      $       393,000
          2003...........................................................          160,000,000
                                                                                 -------------
              Total......................................................         $160,393,000
                                                                                  ============

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENT OF OPERATIONS -- Parent Company Only



                                                                           Year Ended December 31,
                                                               -----------------------------------
                                                                    1999                1998           1997
                                                              ----------------    -------------------------
OPERATING REVENUES:
    Management Fees........................................      $52,109,000       $52,773,000      $47,303,000
    Subsidiary Dividends...................................        9,700,000         4,085,000        1,700,000
    Investment and Other Income............................        4,600,000         5,564,000        6,688,000
                                                               -------------     -------------      -----------
       Total Operating Revenues............................       66,409,000        62,422,000       55,691,000
                                                                ------------      ------------      -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
    Depreciation...........................................        6,311,000         5,329,000        3,707,000
    Other..................................................       43,789,000        34,715,000       26,799,000
    Impairment, Settlement and Other Costs.................       14,552,000         4,569,000       29,350,000
                                                                ------------     -------------      -----------
       Total General and Administrative....................       64,652,000        44,613,000       59,856,000

INTEREST EXPENSE AND OTHER, NET............................      (12,741,000)       (2,566,000)        (676,000)

EQUITY IN UNDISTRIBUTED
    (LOSS) EARNINGS OF SUBSIDIARIES........................      (10,461,000)       28,364,000       25,615,000
                                                                 -----------      ------------      -----------

(LOSS) INCOME BEFORE INCOME TAXES..........................      (21,445,000)       43,607,000       20,774,000

BENEFIT (PROVISION) FOR
     INCOME TAXES..........................................        16,814,000       (4,011,000)       3,467,000
                                                                -------------     ------------      -----------

NET (LOSS) INCOME..........................................      $(4,631,000)      $39,596,000      $24,241,000
                                                                 ===========       ===========      ===========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENTS OF CASH FLOWS -- Parent Company Only



                                                                                            Year Ended December 31,
                                                                                 ----------------------------------
                                                                                    1999              1998               1997
                                                                               --------------    --------------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (Loss) Income....................................................      $ (4,631,000)      $39,596,000       $24,241,000
      Adjustments to Reconcile Net (Loss) Income to Net Cash
          Provided by Operating Activities:
             Depreciation and Amortization.................................         6,398,000         5,416,000         3,885,000
             Equity in Undistributed Earnings of Subsidiaries..............        10,461,000       (28,364,000)      (25,615,000)
             Change in Assets and Liabilities..............................       (14,505,000)        8,021,000         8,638,000
                                                                                 ------------     -------------     -------------
                 Net Cash (Used For) Provided by Operating Activities......        (2,277,000)       24,669,000        11,149,000
                                                                                -------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures, Net ...........................................       (31,804,000)      (22,294,000)      (26,453,000)
      Decrease (Increase) in Investments...................................         2,655,000        (1,492,000)       15,552,000
      Dividends from Subsidiaries..........................................         9,700,000         4,085,000         1,700,000
      Acquisitions, Net of Cash Acquired ..................................        (3,000,000)       (7,500,000)       (3,145,000)
      Dispositions, Net of Cash Disposed ..................................                           1,373,000
      Decrease (Increase) in Net Assets in Subsidiaries....................        (7,080,000)     (125,488,000)      (30,816,000)
                                                                                -------------      ------------      ------------
          Net Cash Used for Investing Activities ..........................       (29,529,000)     (151,316,000)      (43,162,000)
                                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing ...................................        79,000,000       166,000,000        25,000,000
      Reductions in Long-term Obligations and
          Payments on Capital Leases.......................................       (49,469,000)      (45,424,000)         (480,000)
      Proceeds from Note Receivable to Subsidiaries........................           160,000            67,000            60,000
      Purchase of Treasury Stock ..........................................        (7,968,000)       (9,220,000)       (5,471,000)
      Exercise of Stock in Connection with Stock Plans.....................         2,332,000         8,054,000        10,258,000
                                                                               --------------      ------------      ------------
          Net Cash Provided by Financing Activities........................        24,055,000       119,477,000        29,367,000
                                                                                -------------       -----------      ------------

Net Decrease in Cash and Cash Equivalents..................................        (7,751,000)       (7,170,000)       (2,646,000)
Cash and Cash Equivalents at Beginning of Year.............................         7,945,000        15,115,000        17,761,000
                                                                               --------------      ------------      ------------
Cash and Cash Equivalents at End of Year...................................    $      194,000      $  7,945,000       $15,115,000
                                                                               ==============      ============       ===========



Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest

      (Net of Amount Capitalized)..........................................      $ 11,210,000      $  2,030,000       $   632,000
Cash (Received) Paid During the Year for Income Taxes......................        (4,702,000)       14,788,000         7,916,000

Noncash Investing and Financing Activities:
      Stock Issued for Exercise of Options
          and Related Tax Benefits.........................................              1,000        1,284,000         2,004,000
      Liabilities Assumed in Connection
          with Corporate Acquisition.......................................                           1,233,000

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION

                    CONCERNING PROPERTY -- CASUALTY INSURANCE

                             (amounts in thousands)



                                      Gross

                                               Reserves
                                  Deferred    for Unpaid

                                   Policy     Claims and Discount if any                Gross
                                 Acquisition  Adjustment   Deducted in   Unearned      Earned

Affiliation With                    Costs      Expenses     Column C     Premiums     Premiums
Registrant Column A               Column B     Column C     Column D     Column E     Column F
-------------------               --------     --------     --------     --------     --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
  Years Ended:

     December 31, 1999........     $2,378      $244,394            --     $13,300      $146,698
     December 31, 1998........      1,804       212,263            --      11,158       154,104
     December 31, 1997........      1,800       202,699            --      11,285       134,262



                                                   Claims & Claim
                                                     Adjustment        Amortization

                                                  Expenses Incurred     of Deferred  Paid Claims
                                     Net             Related to           Policy     and Claims      Direct
                                             --------------------------
                                 Investment       (1)          (2)      Acquisition  Adjustment     Premiums
Affiliation With                   Income       Current    Prior Year      Costs      Expenses       Written
Registrant Column A               Column G       Year       Column H     Column I     Column J      Column K
-------------------               --------    ----------    --------     --------     --------      --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
  Years Ended:

     December 31, 1999........     $15,772      $51,541     $ 9,920      $11,260      $101,622      $148,856
     December 31, 1998........     18,241       103,990       (9,643)      24,783       101,524     153,914
     December 31, 1997........     16,780       102,301       (8,970)      26,211        83,788     135,580

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                                 SECTION 403.04b

              RECONCILIATION OF BEGINNING AND ENDING LOSS AND LOSS
                           ADJUSTMENT EXPENSE RESERVES

                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)

                                 (in thousands)


                                                                                                              Year ended December 31
                        ------------------------------------------------------------------------------------------------------------

                          1999      1998       1997       1996     1995       1994     1993       1992     1991      1990      1989
                       --------  --------    --------  --------  --------  --------  --------   -------- --------   --------  -----
Losses and LAE


    Reserve...........  $244,394  $212,263   $202,699  $187,776  $182,318  $190,962  $200,356  $178,460  $112,749 $ 67,593  $37,466

Less Reinsurance

    Recoverables (1)..   110,089    37,797     21,056    15,676    25,871    29,342    25,841    20,207
                        --------  --------   -------- --------   --------   --------  --------  --------

Net Loss and LAE

    Reserves .........   134,305   174,466    181,643   172,100   156,447   161,620   174,515   158,253

Net Reserve
  Re-estimated as of:
    1 Year Later .....             184,386    172,000   163,130   141,163   139,741   160,562   154,388  140,815   83,841    37,463
    2 Years Later ....                        173,596   146,987   132,193   125,279   141,100   147,167  142,447   96,011    39,753
    3 Years Later ....                                  140,563   113,766   117,792   126,483   134,747  143,433   97,142    43,528
    4 Years Later ....                                            102,652   102,955   122,517   132,193  137,143   97,942    44,404
    5 Years Later ....                                                       95,997   114,443   131,112  135,249   94,852    45,027
    6 Years Later ....                                                                112,284   127,258  135,299    93,561   44,543
    7 Years Later ....                                                                          125,936  133,729    93,672   43,741
    8 Years Later ....                                                                                   132,696    92,851   43,682
    9 Years Later ....                                                                                              92,104   43,682
    10 Years Later....                                                                                                       43,219

Cumulative Redundancy

    (Deficiency) .....              (9,920)      8,047   31,537    53,795    65,623    62,231    32,317  (19,947)  (24,511)  (5,753)

Cumulative Net Paid
    as of:
    1 Year Later .....              80,416      71,933   56,977    45,731    44,519    50,210    50,360    57,611   39,118   14,820
    2 Years Later ....                         117,794   91,765    70,854    68,619    79,788    84,465    89,177   65,165   28,657
    3 Years Later ....                                  113,054    83,674    80,645    94,865   104,569   108,849   76,988   36,579
    4 Years Later ....                                             91,115    86,381   102,395   114,293   120,539   83,822   39,345
    5 Years Later ....                                                       89,601   106,012   119,462   126,100   87,618   41,043
    6 Years Later ....                                                                107,850   122,000   129,060   89,607   41,962
    7 Years Later ....                                                                          123,291   130,649   90,721   42,541
    8 Years Later ....                                                                                    131,346   91,354   42,818
    9 Years Later ....                                                                                              91,598   43,054
    10 Years Later....                                                                                                       43,116

Net Reserve...........   134,305    174,466    181,643  172,100    56,447   161,620   174,515
Reins. Recoverables...   110,089     37,797     21,056   15,676    25,871    29,342    25,841
                        -------- ----------   -------- --------   --------  --------  --------
Gross Reserve ........  $244,394    212,263    202,699  187,776   182,318   190,962   200,356
                        ========    -------    -------  -------   -------   -------   -------

Net Re-estimated

  Reserve ............              184,386    173,596  140,563   102,652    95,997   112,284
Re-estimated Reins.
    Recoverables .....               43,732     18,822   15,537    15,484    13,894    11,834
                                  ---------   --------  -------   -------   -------   -------
Gross Re-estimated

    Reserve ..........              228,118    192,418  156,100   118,136   109,891   124,118
                                  ---------   --------  -------   -------   -------  --------
Gross Cumulative
    Redundancy

      (Deficiency)....            $(15,855)   $ 10,281 $ 31,676   $64,182  $ 81,071  $ 76,238
                                  ========    ========   ========    =======   ========   ========

     (1) Amounts reflect reinsurance recoverable under prospective reinsurance contracts only. The Company adopted Financial Accounting Standards Board Statement No. 113 ("FAS 113"), "Accounting and Reporting for Short-Duration and Long-Duration Reinsurance Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 1999 and 1998. However, for purposes of the reconciliation and development tables, loss and LAE information are shown net of reinsurance.