Form 10-Q
period 2000-03-31
SIERRA HEALTH SERVICES INC
filed 2000-05-15
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

-------------------------------------------------------------------------------
  X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 2000
                               --------------------

     OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES

EXCHANGE ACT OF 1934


For the transition period from _________________ to ___________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 1, 2000, there were 27,041,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX

                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 2000 and December 31, 1999.....................................................    3

                  Condensed Consolidated Statements of Operations -
                    three months ended March 31, 2000 and 1999...............................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 2000 and 1999...............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of

                    Financial Condition and Results of Operations............................................    9

      Item 3.     Quantitative and Qualitative Disclosures

                    about Market Risk........................................................................   14



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings..........................................................................   15

      Item 2.     Changes in Securities and Use Of Proceeds..................................................   15

      Item 3.     Defaults Upon Senior Securities............................................................   15

      Item 4.     Submission of Matters to a Vote of Security Holders........................................   15

      Item 5.     Other Information..........................................................................   15

      Item 6.     Exhibits and Reports on Form 8-K...........................................................   15

Signatures...................................................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          March 31           December 31
                                                                                           2000                1999
                                                                                           ----                ----
CURRENT ASSETS:
     Cash and Cash Equivalents..............................................      $      39,616,000     $     55,936,000
     Investments............................................................            203,592,000          218,951,000
     Accounts Receivable (Less:  Allowance for Doubtful
         Accounts 2000 - $15,496,000; 1999 - $15,551,000).............................             49,015,000           43,036,000
     Military Accounts Receivable (Less: Allowance for Doubtful
         Accounts 2000 - $899,000, 1999 - $800,000).........................             81,000,000           60,340,000
     Reinsurance Recoverable................................................             59,627,000           54,563,000
     Prepaid Expenses and Other Current Assets..............................             93,591,000           91,767,000
                                                                                  -----------------    -----------------
         Total Current Assets...............................................            526,441,000          524,593,000

PROPERTY AND EQUIPMENT, NET.................................................            261,858,000          264,549,000
LONG-TERM INVESTMENTS.......................................................             20,631,000           14,862,000
RESTRICTED CASH AND INVESTMENTS.............................................             22,092,000           21,705,000
REINSURANCE RECOVERABLE, Net of Current Portion.............................             91,780,000           82,300,000
GOODWILL ...................................................................            158,300,000          159,514,000
OTHER ASSETS................................................................             57,605,000           62,589,000
                                                                                  -----------------    -----------------
TOTAL ASSETS................................................................         $1,138,707,000       $1,130,112,000
                                                                                     ==============       ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities..................................       $     98,916,000      $   102,573,000
  Medical Claims Payable....................................................             74,817,000           91,607,000
  Current Portion of Reserve for
       Losses and Loss Adjustment Expense ..................................            101,317,000           93,768,000
  Unearned Premium Revenue..................................................             47,585,000           45,333,000
  Military Health Care Payable..............................................             59,710,000           50,831,000
  Premium Deficiency Reserve................................................              9,115,000           21,000,000
  Current Portion of Long-term Debt.........................................              4,591,000            4,741,000
                                                                                 ------------------   ------------------
       Total Current Liabilities............................................            396,051,000          409,853,000

RESERVE FOR LOSSES AND
  LOSS ADJUSTMENT EXPENSE, Net of Current Portion...........................            152,859,000          150,626,000
LONG-TERM DEBT..............................................................            273,320,000          258,854,000
OTHER LIABILITIES ..........................................................             31,531,000           32,367,000
                                                                                  -----------------    -----------------
TOTAL LIABILITIES...........................................................            853,761,000          851,700,000
                                                                                   ----------------     ----------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 40,000,000
       Shares Authorized; Shares Issued:  2000 - 28,564,000;
     1999 - 28,400,000......................................................                143,000              142,000
  Additional Paid-in Capital................................................            176,818,000          175,915,000
  Treasury Stock; 2000 -1,523,000; 1999 - 1,523,000
       Common Shares........................................................            (22,789,000)         (22,789,000)
  Accumulated Other Comprehensive Income:
       Unrealized Holding Loss on Available-for-Sale

            Investments.....................................................            (11,989,000)         (16,063,000)
  Retained Earnings.........................................................            142,763,000          141,207,000
                                                                                   ----------------     ----------------
       Total Stockholders' Equity...........................................            284,946,000          278,412,000
                                                                                   ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................         $1,138,707,000       $1,130,112,000

                                                                                     ==============       ==============



                See accompanying notes to condensed consolidated
                             financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Three Months Ended

                                                                                                               March 31

                                                                                                  2000                  1999
                                                                                                  ----                  ----
OPERATING REVENUES:
  Medical Premiums................................................................              $218,678,000          $207,311,000
  Military Contract Revenues......................................................                64,881,000            70,088,000
  Specialty Product Revenues......................................................                28,024,000            20,679,000
  Professional Fees...............................................................                11,021,000            14,017,000
  Investment and Other Revenues...................................................                 4,572,000             5,979,000
                                                                                             ---------------       ---------------
    Total ........................................................................               327,176,000           318,074,000
                                                                                               -------------         -------------

OPERATING EXPENSES:
  Medical Expenses (Note 2).......................................................               192,338,000           189,042,000
  Military Contract Expenses......................................................                62,833,000            67,644,000
  Specialty Product Expenses......................................................                26,848,000            19,396,000
  General, Administrative and Marketing Expenses..................................                34,329,000            33,897,000
  Reorganization, Impairment and Other Costs (Note 2).............................                 2,900,000             5,106,000
                                                                                             ---------------        --------------
    Total ........................................................................               319,248,000           315,085,000

OPERATING  INCOME.................................................................                 7,928,000             2,989,000

INTEREST EXPENSE AND OTHER, NET  .................................................                (5,588,000)           (4,049,000)
                                                                                              --------------        --------------

INCOME (LOSS) BEFORE INCOME TAXES.................................................                 2,340,000            (1,060,000)

(PROVISION) BENEFIT FOR INCOME TAXES..............................................                  (784,000)              354,000
                                                                                             ----------------      ---------------

NET INCOME (LOSS).................................................................             $   1,556,000        $     (706,000)
                                                                                               =============        ==============

NET INCOME (LOSS) PER COMMON SHARE................................................                   $.06                 $(.03)
                                                                                                     ====                 ======

NET INCOME (LOSS) PER COMMON SHARE ASSUMING DILUTION..............................                   $.06                 $(.03)
                                                                                                     ====                 ======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING........................................                26,985,000            27,186,000

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  ASSUMING DILUTION...............................................................                26,985,000            27,186,000



                See accompanying notes to condensed consolidated
                             financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended March 31

                                                                                           2000             1999
                                                                                           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss).......................................................          $  1,556,000       $    (706,000)
   Adjustments to Reconcile Net Income to Net Cash
       Used For Operating Activities:
          Depreciation and Amortization....................................             8,693,000           6,823,000
          Provision for Doubtful Accounts..................................             1,072,000           1,306,000
   Changes in Assets and Liabilities ......................................           (52,691,000)        (57,200,000)
                                                                                     ------------        ------------
       Net Cash Used for Operating Activities .............................           (41,370,000)        (49,777,000)
                                                                                     ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions.....................            (6,246,000)        (14,160,000)
   Changes in Investments..................................................            16,076,000         (13,293,000)
   Corporate Acquisition...................................................                                (3,000,000)
   Net Cash Provided By (Used for) Investing Activities....................             9,830,000         (30,453,000)
                                                                                    -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................            32,000,000          21,000,000
   Payments on Debt and Capital Leases.....................................           (17,684,000)         (1,001,000)
   Purchase of Treasury Stock..............................................                                (6,792,000)
   Exercise of Stock in Connection with Stock Plans........................               904,000           1,239,000
                                                                                   --------------      --------------
          Net Cash Provided by Financing Activities........................            15,220,000          14,446,000
                                                                                     ------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................           (16,320,000)        (65,784,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................            55,936,000          83,910,000
                                                                                     ------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................           $39,616,000        $ 18,126,000
                                                                                      ===========        ============


                                                                                       Three Months Ended March 31

Supplemental Condensed Consolidated

  Statements of Cash Flows Information:                                                    2000              1999
------------------------------------------------------------------------                   ----              ----
Cash Paid During the Period for Interest

   (Net of Amount Capitalized).............................................           $ 6,298,000          $5,387,000
Net Cash Received (Paid) During the Period for Income Taxes................             2,628,000             (27,000)

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment....................................             3,700,000





                See accompanying notes to condensed consolidated
                             financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the years ended December 31, 1999 and 1998. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2.         Premium Deficiency, Reorganization, Impairment and Other Charges:

                    Medical Expenses:

                             Medical expenses reported in the first quarter of 1999 included a premium deficiency charge of $8.1 million related to losses in under-performing markets primarily in Arizona and rural Nevada.

                    Reorganization, Impairment and Other Charges:

                             In the first quarter of 2000, the Company incurred $1.5 million of costs, consisting primarily of consulting fees, in conjunction with a review and reorganization of its managed care operations in Texas.

                             In March 2000, the Company announced a major restructuring of its managed healthcare operations in Texas. As a result of this restructuring, the Company incurred approximately $1.4 million of severance pay for employees who were terminated. Of this amount, approximately $550,000 has been paid as of March 31, 2000. The remainder is expected to be paid by the end of the year 2000. The restructuring involves changes in senior management at the Texas facilities and centralization of key services in Las Vegas.

                             In March 1999, the Company closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona and terminated approximately 45 employees. The Company recorded a charge of $4.3 million related primarily to the write-off of goodwill associated with the Mohave Valley operations.

                             In the first quarter of 1999, the Company also incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the
                             Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance. In accordance with Statement of Position 98-5, TriWest expensed all remaining start-up costs in their fiscal year beginning April 1, 1999.

3. During the first quarter of 2000, the Company sold its interest in TriWest Healthcare Alliance. The Company received a note for $3.7 million which approximated the carrying value of this investment.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

4.The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                        Dilutive

                                                                        Basic         Stock Options        Diluted

           For the Three Months ended March 31, 2000:

             Net Income                                             $  1,556,000                        $ 1,556,000
             Shares                                                   26,985,000                         26,985,000
             Per Share Amount                                           $.06                               $.06

           For the Three Months ended March 31, 1999:

             Net Loss                                               $   (706,000)                       $  (706,000)
             Shares                                                   27,186,000                         27,186,000
             Per Share Amount                                          $(.03)                             $(.03)

           CII Financial, Inc., a wholly owned subsidiary of the Company, has outstanding convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into
           25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be antidilutive. Outstanding stock options were not included in the computation of diluted EPS in 2000 and 1999 because their effect would have been antidilutive in both periods.

5.         The following table presents comprehensive income for the
                three-month periods ended March 31, 2000 and 1999:

                                                                       Three Months Ended March 31

                                                                        2000                  1999
                                                                        ----                  ----

           NET INCOME (LOSS).........................                 $1,556,000         $   (706,000)
           Change in net Unrealized Holding
             Gains and Losses on Investments,
                    net of income taxes..............                  4,074,000           (5,471,000)
                                                                      ----------         ------------

           COMPREHENSIVE INCOME (LOSS)...............                 $5,630,000          $(6,177,000)

                                                                      ==========          ============

6.         Segment Reporting

           The Company has three reportable segments based on the products and services offered: managed care and corporate operations, military health services operations and workers' compensation operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1. This contract is currently structured as five one-year option periods with option period three commencing June 1, 2000. The workers' compensation segment insures workers' compensation claims risk in return for premium revenues.

           Sierra  evaluates  each  segment's   performance   based  on  segment
           operating profit before interest expense and income taxes and excludes charges for premium deficiencies, impairment and non-recurring gains and losses. The accounting policies of the operating segments are the same as those of the consolidated company.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)

                                                        Managed Care            Military            Workers'
                                                        and Corporate        Health Services      Compensation          Total

Three Months Ended March 31, 2000


Medical Premiums...........................               $218,678                   0                 0              $218,678
Military Contract Revenues.................                                      $64,881                                64,881
Specialty Product Revenues.................                  2,322                                   $25,702            28,024
Professional Fees..........................                 11,021                                                      11,021
Investment and Other Revenues..............                    995                   202               3,375             4,572
                                                      ------------            ----------           ---------       -----------
   Total Revenue...........................               $233,016               $65,083             $29,077          $327,176
                                                          ========             =======               =======          ========

Segment Operating Profit...................             $    4,245              $  3,250            $  5,833         $  13,328
Interest Expense and Other.................                 (4,528)                 (242)               (818)           (5,588)
Reorganization, Impairment and Other Costs.                 (3,900)                   _               (1,500)           (5,400)
                                                       ------------         ------------           ---------        ----------
Net (Loss) Income Before Income Taxes .....             $   (4,183)             $  3,008            $  3,515        $    2,340
                                                        ==========              ========            ========        ==========

Three Months Ended March 31, 1999

Medical Premiums...........................               $207,311                                                    $207,311
Military Contract Revenues.................                                      $70,088                                70,088
Specialty Product Revenues.................                  2,446                                   $18,233            20,679
Professional Fees..........................                 14,017                                                      14,017
Investment and Other Revenues..............                  1,649                   153               4,177             5,979
                                                       -----------            ----------           ---------       -----------
   Total Revenue...........................               $225,423               $70,241             $22,410          $318,074
                                                          ========               =======             =======          ========

Segment Operating Profit...................             $    8,555              $  2,678            $  4,962         $  16,195
Interest Expense and Other.................                 (2,953)                 (168)               (928)           (4,049)
Premium Deficiency, Impairment and Other Costs             (13,206)                                                    (13,206)
Net (Loss) Income Before Income Taxes......             $   (7,604)             $  2,510            $  4,034        $   (1,060)
                                                        ===========             ========            ========        ==========



7. In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). As of March 31, 2000, the aggregate principal outstanding and accrued interest was $2.7 million. In April 2000, the Company's Board of Directors authorized a $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. All borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under its line of credit facility at the time of the borrowing plus 10 basis points.

8. Certain amounts in the Condensed Consolidated Financial Statements for the three months ended March 31, 1999 have been reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this Quarterly Report on Form 10-Q should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K dated March 15, 2000, incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Results of Operations, three months ended March 31, 2000, compared to three months ended March 31, 1999.

The Company's total operating revenues for the three months ended March 31, 2000, increased approximately 2.9% to $327.2 million from $318.1 million for the three months ended March 31, 1999. The increase was primarily due to increases in medical premium revenue of $11.4 million, or 5.5%, and specialty product revenues of $7.3 million, offset by a decrease in military contract revenue of $5.2 million. Approximately 90% of the increase in medical premium revenue was attributable to the Company's HMO and insurance subsidiaries in Nevada.

Total member months (the number of months of each period that an individual is enrolled in a plan) for the HMO and insurance subsidiaries decreased approximately 4%. Commercial and Medicaid HMO member months in total decreased approximately 5% and managed indemnity member months decreased approximately 8%. These decreases were partially offset by an increase in Medicare member months of approximately 6%. In Nevada, commercial and Medicaid HMO member months decreased approximately 3% and Medicare member months remained relatively constant. In Texas commercial member months decreased approximately 8%, while Medicare member months increased 31%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate.

The Company's HMO and insurance subsidiaries' average premium rate per member increased approximately 10% for the three months ended March 31, 2000 compared to the same three-month period in the prior year. Nevada commercial and Medicaid HMO average premium rate per member increased approximately 6% and Nevada Medicare HMO average rate per member increased approximately 12%. The increase in Nevada Medicare HMO rates is primarily due to a shift in members to the Las Vegas area from other parts of Nevada as well as from Arizona. The amount of premium received from the Health Care Financing Administration ("HCFA") per Medicare member is higher in Las Vegas. The increase in HCFA's established rate per member increased 4% for the Las Vegas area. Over 95% of the Company's Las Vegas Medicare members are enrolled in the HCFA Social HMO Medicare Program ("Social HMO"). The Company's premium received from HCFA is higher for Social HMO members. HCFA is considering adjusting the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business. Managed indemnity premium rates per member increased approximately 5%.

Texas commercial HMO average premium rate per member increased approximately 7% in the quarter ended March 31, 2000 compared to the same quarter of the prior year. Commercial rate increases on renewals were greater than 10% for Dallas. Texas Medicare rates decreased approximately 3% primarily due to an increase in Medicare membership in Dallas as a percentage of total Texas Medicare membership.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              -------------------------------------------------------------

Results of Operations, three months ended March 31, 2000, compared to three months ended March 31, 1999 (continued).

Medicare premium rates as established by HCFA for the Dallas area are lower than rates for certain counties in the Houston area. As part of the Company's reorganization, it will no longer actively market its HMO Medicare product in Texas for the remainder of calendar year 2000. The Company will continue to enroll Medicare eligible members who proactively seek coverage in Texas and will continue customer service to its existing membership.

The Company markets its HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended March 31, 2000, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Military contract revenue decreased to $64.9 million from $70.1 million, a 7.4% decrease. The reduction in revenue is primarily attributable to a decrease in the at-risk health care population of beneficiaries from approximately 440,000 to 400,000 as additional beneficiaries enrolled with military treatment facility primary care managers. The Company is not at-risk for those TRICARE eligibles and receives less revenue related to them from the government. This decrease was offset by a $1.0 million increase in change order revenue for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Specialty product revenue increased $7.3 million, or 35.5%, for the three months ended March 31, 2000, compared to the same prior year period. Specialty product revenue and expense are primarily related to the workers' compensation insurance business. The increase was due to workers' compensation insurance, which increased $7.5 million, offset by a slight decrease in administrative services revenue. The increase in specialty product revenues related to the workers' compensation insurance segment was primarily due to premium growth, which has occurred since July 1999 and premium rate increases for California policies issued in 2000, as well as new business in Nevada and Colorado. Beginning in July 1999, the State of Nevada allowed private insurance companies to offer workers' compensation products.

Professional fee revenue decreased approximately $3.0 million primarily due to the sale of the pharmacy operations in Texas and the closure of inpatient operations at Mohave Valley Hospital in the first quarter of 1999.

Investment and other revenue decreased approximately $1.4 million over the comparable prior year period primarily due to a decrease in invested balances. Approximately $451,000 of the difference was due to realized losses recognized in the current year compared to slight gains in the prior year.

Total medical expenses increased $3.3 million over the same three-month period last year. Included in medical expense for the three-month period ended March 31, 2000, is $1.0 million of adverse development related to prior years' medical claims. Included in medical expense for the three-month period ended March 31, 1999 is $8.1 million of premium deficiency expense. Excluding the adverse development in 2000 and the premium deficiency accrual in 1999, medical expenses increased $10.4 million, or 5.7%, and medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 81.8% to 83.3% for the quarter ended March 31, 2000 compared to the same prior year period. The increase in the Medical Care Ratio is primarily due to the increase in Medicare members as a percentage of fully insured members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. In addition, hospital costs in southern Nevada were higher primarily due to an increase in bed days and Houston

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              ---------------------------------------------------------------

Results of Operations, three months ended March 31, 2000, compared to three months ended March 31, 1999 (continued).

hospital costs were higher due to increased cost of care. Included in medical expenses is the utilization of $6.3 million and $4.6 million of premium deficiency reserve to offset losses on contracts in Texas for the periods ended March 31, 2000 and 1999, respectively. Also included in medical expense for the three months ended March 31, 1999 is the utilization of $2.6 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

Total military contract expense decreased approximately $4.8 million, or 7.1%. This decrease is consistent with the decrease in revenues discussed previously.

Specialty product expenses increased $7.5 million. The combined ratio for the workers' compensation insurance business for the three months ended March 31, 2000 was 98.6% compared to 96.4% for the comparable prior year period. The increase was due to an increase in the loss and loss adjustment expense ("LAE") ratio to 65.7% from 59.0% in 1999, partially offset by a decrease in the expense ratio to 31.7% from 37.4% in 1999. The remaining variance is due to policyholders' dividends incurred for participating policies issued in the state of Nevada. The policyholders' dividend ratio in 2000 was 1.2%, while no dividends were incurred in 1999.

The higher loss and LAE ratio for 2000 is due to $1.5 million in adverse development related to accident years 1999 and prior. In the first quarter of 1999, no prior accident year development was incurred. While accident years 1995 and prior continue to develop favorably, estimated ultimate losses and LAE incurred in accident years 1996 to 1999 have been increased in response to the continuation of increasing claim severity patterns on the Company's California book of business. Many workers' compensation insurance carriers in California are experiencing higher claim severity. For claims occurring on and after July 1, 1998, the Company has reinsured a percentage of the higher claim severity to its reinsurer under the Company's low-level reinsurance treaty. The low-level reinsurance treaty will expire at June 30, 2000, on which date the Company has the option to continue ceding premiums and losses under the treaty on a run-off basis for all policies in force at June 30, 2000. The Company is in the process of exploring various reinsurance options to replace the expiring coverage for policies issued after June 30, 2000.

The reduction in the expense ratio is due to the higher premium volume earned in 2000 compared to 1999. For the quarter ended March 31, 2000, net premiums earned are 41.4% higher than the comparable quarter in 1999. While policy acquisition costs, comprised of commissions, premium taxes and boards and bureaus expense, increased to 10.2% of net premiums earned from 9.7% in 1999, general and administrative expenses decreased to 21.5% from 27.7% in 1999. The expense ratio reduction is also due to continued cost containment and expense efficiencies employed by the Company. Total non-policy acquisition expenses, including policyholders' dividends, in the quarter were $5.8 million compared to $5.0 million in 1999, an increase of 16.0%. Gross premiums earned for 2000 increased from $32.1 million in 1999 to $44.4 million in 2000, an increase of 38.2%.

General, administrative and marketing ("G&A") costs increased $432,000 or 1.3% compared to the first quarter of 1999. As a percentage of revenues, G&A costs for the first quarter of 2000 decreased slightly from 10.7% to 10.5% compared to the same period in 1999. G&A expense is net of utilization of premium deficiency reserves for maintenance costs of approximately $5.6 million and $2.3 million for the three-month periods ended March 31, 2000 and 1999, respectively. A $1.6 million increase in depreciation expense, primarily related to the implementation of new computer systems, was offset by decreases in other G&A expenses, including printing, postage and freight.

In the first quarter of 2000, the Company incurred $1.5 million of costs, consisting primarily of consulting fees, in conjunction with a review and reorganization of its managed care operations in Texas. Also recorded in the first quarter of 2000 was $1.4 million in restructuring charges consisting primarily of

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
              ------------------------------------------------------------
Results of Operations, three months ended March 31, 2000, compared to three months ended March 31, 1999 (continued).

severance pay for employees who were terminated in conjunction with a restructuring of the Company's managed healthcare operations in Texas. The restructuring involves changes in senior management at the Texas facilities and centralization of key services in Las Vegas.

In the first quarter of 1999, the Company recorded impairment and other charges of $5.1 million, of which $4.3 million related primarily to the write-off of goodwill associated with Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona for which all inpatient operations were closed in March 1999. Also in the first quarter of 1999, the Company incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance.

Interest expense and other increased $1.5 million for the three months ended March 31, 2000, compared to the same prior year period due to an increase in debt as well as an increase in the Company's cost of borrowing.

For the current year period, the Company recorded $784,000 of tax expense for an effective tax rate of 33.5% compared to 33.4% for the same prior year period. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax preferred investments.

Liquidity and Capital Resources

The Company had negative cash flows from operations of approximately $41.4 million for the three months ended March 31, 2000, resulting primarily from a net change in assets and liabilities of $52.7 million offset by $8.7 million in depreciation and amortization, $1.1 million in provision for doubtful accounts and $1.6 million of net income. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to increases in military receivable of $20.8 million and reinsurance recoverable of $14.5 million, as well as decreases in medical claims payable of $16.8 million and the utilization of premium deficiency reserves of $11.9 million.

Sierra Military Health Services, Inc. ("SMHS") receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense ("DoD"). The contractual Bid Price Adjustment ("BPA") process serves to adjust the DoD's monthly payments to SMHS, because such payments are based in part on DoD estimates for beneficiary population, beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information has been made available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. In addition, SMHS accrues change order revenue for DoD-directed contract changes.

The increase in military accounts receivable is primarily related to accrued change order revenue and uncompensated health care revenue that will be paid as part of the BPA process. During April 2000, the Company received payments from the DoD of $6.0 million related to change orders and $13.0 million as a result of the BPA process. If the timing or amount of DoD payments vary significantly from the Company's expectations, there could be a material adverse effect on the Company's business and cash flows including the possibility the Company will be unable to maintain compliance with certain covenants related to its line of credit.

The Company had net borrowings of $16.0 million under the line of credit which was offset by $1.7 million used for the reduction of other debt. The remaining $24.0 million available under the line of credit will be used for additional working capital. In addition to the borrowings, cash inflows included a $16.1 million net change in investments and $904,000 received in connection with the sale of stock through the Company's stock plans. Offsetting the above cash inflows was $6.2 million in net capital expenditures including costs

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
    --------------------------------------------------------------------------

Liquidity and Capital Resources (continued).

     associated with continued implementation of a new computer system, as well as furniture, equipment and other capital needs to support the Company's growth. In March 2000, the Company sold its interest in TRIWEST Healthcare Alliance in exchange for a note receivable in the amount of $3.7 million.

The Company has a 2000 capital budget of approximately $25.0 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system conversion and projected growth and expansion. The Company's liquidity needs over the next nine months will primarily be for the capital items noted above, debt service and expansion of the Company's operations. The Company believes that existing working capital, operating cash flow and, if necessary, mortgage financing, equipment leasing, and amounts available under its credit facility will be sufficient to fund its capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, the Company believes that its existing working capital and operating cash flow and, if necessary, its access to new credit facilities, should enable it to meet its liquidity needs on a longer term basis.

In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). As of March 31, 2000, the aggregate principal outstanding and accrued interest was $2.7 million. In April 2000, the Company's Board of Directors authorized a $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. All borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under its line of credit facility at the time of the borrowing plus 10 basis points.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $22.1 million as of March 31, 2000. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.5 million to $5.2 million. Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at March 31, 2000, $33.5 million is designated for use only by the regulated subsidiaries. Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. Remaining amounts are available on an unrestricted basis. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

CII Financial, Inc., a wholly-owned subsidiary that the Company acquired in 1995, has $50.0 million of convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2% which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the three months ended March 31, 2000, the Company purchased $473,000 of the Debentures on the open market.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
    ----------------------------------------------------------------------


Membership

         The Company's membership at March 31, 2000 and 1999 was as follows:

                                                                          Number of Members at Period Ended

                                                                           March 31                March 31
                                                                           --------                --------
                                                                             2000                    1999
                                                                             ----                    ----

HMO

  Commercial..................................................              252,900                  268,100
  Medicare....................................................               53,500                   50,000
  Medicaid (1)................................................               11,900                    7,400
Managed Indemnity.............................................               34,700                   42,900
Medicare Supplement...........................................               29,100                   27,400
Administrative Services.......................................              293,400                  298,300
TRICARE Eligibles.............................................              610,000                  606,400
                                                                         ----------               ----------
Total Members.................................................            1,285,500                1,300,500

                                                                          =========                =========

(1)      In prior years Medicaid was included in commercial membership.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2000, unrealized holding losses on available for sale investments have decreased by $4.1 million since the 1999 year end due to a decrease in interest rates, and thus, an increase in the market value of bonds. The Company believes that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

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

               None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      (27)            Financial Data Schedule

                      (99)            Registrant's  current report on Form 8-K
                                      dated  March  15,   2000,   incorporated
                                      herein by reference.

              (b)     Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K, dated March 15, 2000, with the Securities and Exchange Commission in connection with certain cautionary statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIERRA HEALTH SERVICES, INC.

                                   (Registrant)

Date:  May 12, 2000                /S/ PAUL H. PALMER
                                   ---------------------
                                   Paul H. Palmer

                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)