Form 10-Q
period 2000-06-30
SIERRA HEALTH SERVICES INC
filed 2000-08-14
CIK 754009

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000
                               -------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 As of July 31, 2000, there were 27,292,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                                           FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                      INDEX


                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                    June 30, 2000 and December 31, 1999......................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 2000 and 1999........................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    six months ended June 30, 2000 and 1999..................................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   12

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   20



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings..........................................................................   21

      Item 2.     Changes in Securities and Use Of Proceeds..................................................   21

      Item 3.     Defaults Upon Senior Securities............................................................   21

      Item 4.     Submission of Matters to a Vote of Security Holders........................................   21

      Item 5.     Other Information..........................................................................   22

      Item 6.     Exhibits and Reports on Form 8-K...........................................................   22

Signatures...................................................................................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                          June 30            December 31
                                                                                           2000                1999
                                                                                           ----                ----
CURRENT ASSETS:
     Cash and Cash Equivalents..............................................      $      62,486,000     $     55,936,000
     Investments............................................................            199,182,000          218,951,000
     Accounts Receivable (Less:  Allowance for Doubtful
         Accounts: 2000 - $22,605,000; 1999 - $15,551,000)............................             34,870,000           43,036,000
     Military Accounts Receivable (Less: Allowance for Doubtful
         Accounts: 2000 - $1,002,000; 1999 - $800,000)......................             66,631,000           60,340,000
     Reinsurance Recoverable................................................             76,374,000           54,563,000
     Prepaid Expenses and Other Current Assets..............................             93,306,000           91,767,000
     Assets Held For Sale...................................................             22,942,000         ____________
                                                                                     --------------
         Total Current Assets...............................................            555,791,000          524,593,000

PROPERTY AND EQUIPMENT, NET.................................................            186,864,000          264,549,000
LONG-TERM INVESTMENTS.......................................................             20,680,000           14,862,000
RESTRICTED CASH AND INVESTMENTS.............................................             24,595,000           21,705,000
REINSURANCE RECOVERABLE, Net of Current Portion.............................            119,895,000           82,300,000
GOODWILL ...................................................................             15,578,000          159,514,000
OTHER ASSETS................................................................            113,884,000           62,589,000
                                                                                   ----------------    -----------------
TOTAL ASSETS................................................................         $1,037,287,000       $1,130,112,000
                                                                                     ==============       ==============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities..................................        $   107,594,000      $   102,573,000
  Medical Claims Payable....................................................             98,367,000           91,607,000
  Current Portion of Reserve for
       Losses and Loss Adjustment Expense ..................................            112,974,000           93,768,000
  Unearned Premium Revenue..................................................             50,066,000           45,333,000
  Military Health Care Payable..............................................             53,726,000           50,831,000
  Payable Under Revolving Credit Facility...................................            185,000,000
  Premium Deficiency Reserve................................................             23,036,000           21,000,000
  Current Portion of Long-term Debt.........................................             38,470,000            4,741,000
                                                                                -------------------   ------------------
       Total Current Liabilities............................................            669,233,000          409,853,000

RESERVE FOR LOSSES AND
  LOSS ADJUSTMENT EXPENSE, Net of Current Portion...........................            197,045,000          150,626,000
LONG-TERM DEBT..............................................................             59,698,000          258,854,000
OTHER LIABILITIES ..........................................................             33,310,000           32,367,000
                                                                                  -----------------    -----------------
TOTAL LIABILITIES...........................................................            959,286,000          851,700,000
                                                                                   ----------------     ----------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 40,000,000
       Shares Authorized; Shares Issued:  2000 - 28,564,000;
     1999 - 28,400,000......................................................                143,000              142,000
  Additional Paid-in Capital................................................            176,814,000          175,915,000
  Treasury Stock, 2000 - 1,523,000; 1999 - 1,523,000
       Common Shares........................................................            (22,789,000)         (22,789,000)
  Accumulated Other Comprehensive Income:
       Unrealized Holding Loss on Available-for-Sale

            Investments.....................................................            (12,213,000)         (16,063,000)
  (Accumulated Deficit) Retained Earnings...................................            (63,954,000)         141,207,000
                                                                                  ------------------    ----------------
       Total Stockholders' Equity...........................................             78,001,000          278,412,000
                                                                                  -----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................         $1,037,287,000       $1,130,112,000
                                                                                     ==============       ==============

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended                Six Months Ended

                                                                               June 30                           June 30
                                                                               -------                           -------
                                                                       2000             1999             2000             1999
                                                                       ----             ----             ----             ----
    OPERATING REVENUES:

      Medical Premiums....................................         $ 219,751,000     $204,649,000     $ 438,429,000    $411,960,000
      Military Contract Revenues..........................            72,374,000       71,093,000       137,255,000     141,181,000
      Specialty Product Revenues..........................            30,090,000       20,949,000        58,114,000      41,628,000
      Professional Fees...................................             9,695,000       13,352,000        20,716,000      27,369,000
      Investment and Other Revenues.......................             5,144,000        5,775,000         9,716,000      11,754,000
                                                                 ---------------   --------------  ----------------   -------------
        Total ............................................           337,054,000      315,818,000       664,230,000     633,892,000
                                                                   -------------     ------------    --------------    ------------

    OPERATING EXPENSES:
      Medical Expenses ...................................           246,969,000      176,265,000       439,307,000     365,307,000
      Military Contract Expenses..........................            70,150,000       68,460,000       132,983,000     136,104,000
      Specialty Product Expenses..........................            46,884,000       19,475,000        73,732,000      38,871,000
      General, Administrative and Marketing
        Expenses..........................................            34,656,000       34,646,000        68,985,000      68,543,000
      Asset Impairment, Restructuring, Reorganization
        and Other Costs (Note 2)..........................           217,540,000                        220,440,000       5,106,000
                                                                   ------------------------------------------------  --------------
        Total ............................................           616,199,000      298,846,000       935,447,000     613,931,000
                                                                   -------------    -------------    --------------    ------------

    OPERATING (LOSS) INCOME...............................          (279,145,000)      16,972,000      (271,217,000)     19,961,000

    INTEREST EXPENSE AND OTHER, NET  .....................            (5,149,000)      (4,126,000)      (10,737,000)     (8,175,000)
                                                                 ---------------    -------------   ---------------   -------------

    (LOSS) INCOME BEFORE INCOME TAXES ....................          (284,294,000)      12,846,000      (281,954,000)     11,786,000

    BENEFIT (PROVISION) FOR INCOME TAXES..................            77,577,000       (4,290,000)       76,793,000      (3,936,000)
                                                                  --------------     ------------   ---------------   --------------

    NET (LOSS) INCOME ....................................         $(206,717,000)    $  8,556,000     $(205,161,000)   $  7,850,000
                                                                    ============     ============     =============    ============

    NET (LOSS) INCOME PER COMMON SHARE....................               $(7.64)          $.32              $(7.59)         $.29
                                                                         ======           ====              ======          ====

    NET (LOSS) INCOME PER COMMON SHARE
     ASSUMING DILUTION  ..................................    $(7.64)   $.32               $(7.59)         $.29
                                                              ======    ====               ======          ====

    WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING        ..................................            27,041,000       26,795,000        27,013,000      26,989,000
                                                                 ===============      ===========    ==============    ============

    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING ASSUMING DILUTION.......................            27,041,000       26,825,000        27,013,000      27,029,000
                                                                 ===============     ============    ==============    ============

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended June 30

                                                                                        2000                 1999
                                                                                        ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income ...........................................................    $(205,161,000)      $   7,850,000
   Adjustments to Reconcile Net (Loss) Income to Net Cash
       Used for Operating Activities:
          Provision for Asset Impairment and Other Charges......................      202,951,000           3,509,000
          Depreciation and Amortization.........................................       17,673,000          13,767,000
          Provision for Doubtful Accounts.......................................        2,173,000           2,277,000
   Changes in Assets and Liabilities ...........................................      (37,679,000)        (55,213,000)
                                                                                  ----------------       ------------
       Net Cash Used for Operating Activities ..................................      (20,043,000)        (27,810,000)
                                                                                  ---------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions..........................      (10,894,000)        (26,984,000)
   Changes in Investments.......................................................       17,014,000           6,926,000
   Corporate Acquisition........................................................                           (3,000,000)
                                                                                ----------------------  --------------
   Net Cash Provided by (Used for) Investing Activities.........................        6,120,000         (23,058,000)
                                                                                  ---------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings.....................................................       48,000,000          43,000,000
   Payments on Debt and Capital Leases..........................................      (28,427,000)        (40,121,000)
   Purchase of Treasury Stock...................................................                           (7,968,000)
   Exercise of Stock in Connection with Stock Plans.............................          900,000           1,248,000
                                                                                 ----------------      --------------
          Net Cash Provided by (Used for) Financing Activities..................       20,473,000          (3,841,000)
                                                                                   --------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................        6,550,000         (54,709,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       55,936,000          83,910,000
                                                                                   --------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $  62,486,000        $ 29,201,000
                                                                                    =============        ============


                                                                                        Six Months Ended June 30

Supplemental Condensed Consolidated

  Statements of Cash Flows Information:                                                   2000               1999
------------------------------------------------------------------------                  ----               ----
Cash Paid During the Period for Interest

   (Net of Amount Capitalized)..................................................      $11,613,000          $8,976,000
Net Cash Received (Paid) During the Period for Income Taxes.....................       10,773,000          (3,029,000)

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment.........................................        3,700,000

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

     2. Premium Deficiency, Adverse Development, Reorganization, Impairment and Other Charges:

     Medical Expenses: Included in reported medical expenses for the quarter ended June 30, 2000 is $29.5 million of reserve strengthening primarily due to adverse development on prior periods' medical claims, as well as $15.5 million in premium deficiency expense related to under-performing markets in the Dallas/Ft. Worth and Houston areas. The recorded premium deficiency reflects anticipated cost savings from restructuring and reorganization actions discussed below. In addition, the Company recorded $10.2 million of other non-recurring medical costs primarily relating to the write-down of medical subsidiary assets.

     Medical expenses reported in the first quarter of 1999 included a premium deficiency charge of $8.1 million related to losses in under-performing markets primarily in Arizona and rural Nevada.

     Asset Impairment, Restructuring, Reorganization and Other Charges: Asset impairment, restructuring, reorganization and other charges recorded in the quarter ended June 30, 2000 consist of the following:

  Goodwill Impairment.........................................     $141,506,000
  Fixed Asset Impairment......................................       48,984,000
  Restructuring...............................................       10,592,000
  Premium Deficiency Maintenance Costs........................       10,358,000
  Other Costs.................................................        6,100,000
                                                                 --------------
           Total    ..........................................     $217,540,000
                                                                   ============

     Goodwill and Fixed Asset Impairments: In connection with restructuring plans adopted and announced by the Company in the quarter ended June 30, 2000, the Company re-evaluated the recoverability of certain long-lived assets, primarily associated with the Texas operations, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17") and determined that the carrying values of certain goodwill and other long-lived assets were impaired.

     Based on financial projections for 2000, the Company recorded a $21.0 million premium deficiency at the end of 1999, relative to the Company's Texas operations. In the first quarter of 2000, the Company engaged a consultant to help it assess the Texas operations. In late February, the consultant issued its report and the Company implemented strategic action plans to turn around the Texas operations. These actions included the replacement of the Texas senior management, a reduction in staffing along with a consolidation of certain services to Las Vegas and a revision of product strategy.

     The new management was charged with further assessing the Dallas/Ft. Worth health care delivery system. In May, the Company decided that the delivery system, which emphasized the Company's affiliated medical group as the primary provider network, would be replaced by an expanded network of contracted physician groups and individuals. In addition, the contracted hospital network would be significantly expanded. As a result, during the second quarter of 2000, the Company adopted and announced a further restructuring of the Dallas/Ft. Worth operations, which entailed a significant reduction of physicians and staff and the closing of several clinic sites. In addition, management decided that the real estate assets would be sold.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Management also adopted a plan in the second quarter of 2000 to discontinue medical delivery operations in Mohave County, Arizona and to sell the real estate assets located there, as well as an underperforming medical clinic in Las Vegas.

     In assessing the asset impairment of the long-lived assets, the Company first allocated a portion of related goodwill to the fixed assets to be disposed of, in accordance with SFAS No. 121. The fixed assets were then written down to estimated fair value less costs to sell, which was determined from independent appraisals. The remainder of the related goodwill was then assessed for recoverability in accordance with APB No. 17 based on projected discounted cash flows.

     Restructuring: In the second quarter of 2000, the Company adopted a plan and announced additional restructuring of its managed health care operations, primarily in Texas and Arizona. As a result of this restructuring, the Company recorded charges in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" of approximately $10.6 million. Of the costs recorded, $5.9 million was for severance, $2.9 million was related to clinic closures and lease terminations, and $1.8 million was for other costs.

     Of these amounts, the Company anticipates paying $8.7 million during 2000 and the remainder in 2001. No amounts were expended as of June 30, 2000.

     As compared to the quarter ended June 30, 2000, management anticipates the restructuring and reorganization activities to result in cash flow savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2000. The severance charge resulted from the termination of 315 employees at the Company's subsidiaries and affiliated medical groups.

     In the first quarter of 2000, the Company announced a restructuring of its managed health care operations in Texas. As a result of this restructuring, the Company incurred approximately $1.4 million of severance pay for employees who were terminated. Of this amount, approximately $1.3 million has been paid as of June 30, 2000. The remainder is expected to be paid by the end of the year 2000. The restructuring involved changes in senior management at the Texas facilities and centralization of key services to Las Vegas.

     Premium Deficiency Maintenance Costs: The premium deficiency maintenance costs recorded in the second quarter of 2000 are an estimate of general and administrative costs, in excess of those covered by premiums, the Company will incur to service the Texas contracts. The amount reflects anticipated cost reductions from the restructuring actions noted above. Of this amount, the company expects to utilize $7.3 million in 2000 and $3.1 million in 2001.

     Other Costs: The remaining $6.1 million of costs recorded in the second quarter of 2000 relate primarily to the write-down of certain receivables as well as an accrual for litigation expense.

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



     3. During the first quarter of 2000, the Company sold its interest in TriWest Healthcare Alliance. The Company received a note for $3.7 million, which approximated the carrying value of this investment.

     4. The assets designated as held for sale on the balance sheet at June 30, 2000 consist of real estate for which the Company is actively seeking a buyer and expects to sell within twelve months. All assets are owned by subsidiaries in the managed care and corporate operations segment. See Note 2 for a description of the primary facts and circumstances leading to the decision to sell this real estate. A related mortgage note in the amount of $34.5 million is included in the current portion of long-term debt on the balance sheet. Because these assets have been written down to fair market value, in accordance with SFAS No. 121, the Company will cease depreciating them. In addition, the Company has announced that it is evaluating the possible sale and leaseback of certain other properties that are included in the property and equipment line on the balance sheet.

     5. As of June 30, 2000, the Company was not in compliance with certain financial covenants relating to its line of credit. Under the terms of its line of credit, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate repayment of the Company's outstanding obligations under its line of credit. The Company's compliance with these covenants under its line of credit has been waived by its lenders. The waiver is effective as of June 30, 2000 and will remain effective until mid-September by which time the Company expects to have negotiated a new amendment with revised covenants. In accordance with Statement of Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor", the Company has classified the entire outstanding balance under its line of credit as a current liability as of June 30, 2000. The waiver includes an amendment to the line of credit, which, among other things, requires that the Company grant its lenders a security interest in certain personal property of the Company, reduces the availability under the line of credit to $185 million, increases the Company's borrowing rate by 87.5 basis points and provides for the payment of additional fees by the Company. There can be no assurances that a new amendment with revised covenants will be obtained.

     6. The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                           Dilutive

                                                                            Basic        Stock Options       Diluted

     For the Three Months ended June 30, 2000:

       Loss from Continuing Operations                               $(206,717,000)             0       $(206,717,000)
       Shares                                                           27,041,000                         27,041,000
       Per Share Amount                                                  $(7.64)                            $(7.64)

     For the Three Months ended June 30, 1999:

       Income from Continuing Operations                           $     8,556,000                   $     8,556,000
       Shares                                                           26,795,000          30,000        26,825,000
       Per Share Amount                                                 $.32                               $.32

     For the Six Months ended June 30, 2000:

       Loss from Continuing Operations                               $(205,161,000)                     $(205,161,000)
       Shares                                                           27,013,000                         27,013,000
       Per Share Amount                                                  $(7.59)                            $(7.59)

     For the Six Months ended June 30, 1999:

       Income from Continuing Operations                           $     7,850,000                   $     7,850,000
       Shares                                                           26,989,000          40,000        27,029,000
       Per Share Amount                                                 $.29                               $.29

     CII Financial, Inc., a wholly-owned subsidiary of the Company has outstanding convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive. Outstanding stock options were not included in the computation of diluted EPS in 2000 because their effect would be anti-dilutive in both periods.


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



     7. The following table presents comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999:


                                                                Three Months Ended                   Six Months Ended
                                                                      June 30                             June 30
                                                              2000              1999               2000            1999

      NET (LOSS) INCOME:...............................   $(206,717,000)     $8,556,000      $(205,161,000)    $ 7,850,000
      Change in net Unrealized Holding
        Losses on Investments,
                    net of income taxes................        (224,000)     (4,092,000)         3,850,000      (9,563,000)
                                                       ----------------     ------------  ----------------      ----------

      COMPREHENSIVE (LOSS) INCOME......................  $(206,941,000)      $4,464,000      $(201,311,000)    $(1,713,000)

                                                         =============       ==========      =============     ============

8.   Segment Reporting

     The Company has three reportable segments based on the products and services offered: managed care and corporate operations, military health services operations and workers' compensation operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1. This contract is structured as five one-year option periods and is currently in its third year. The workers' compensation segment insures workers' compensation claims risk in return for premium revenues.

     Sierra evaluates each segment's performance based on segment operating profit before interest expense and income taxes and excludes charges that obscure current period operating results, and unusual and non-recurring charges, such as: prior-period development in medical and loss reserves, premium deficiencies, asset impairment, restructuring and other non-recurring gains and losses. Other than excluding such charges, the accounting policies of the operating segments are the same as those of the consolidated company.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)

                                                     Managed Care              Military             Workers'
                                                     and Corporate          Health Services        Compensation
                                                      Operations             Operations             Operations             Total

Three Months Ended June 30, 2000

Medical Premiums.............................          $ 219,751                     0                   0              $219,751
Military Contract Revenues...................                                 $ 72,374                                    72,374
Specialty Product Revenues...................              2,370                                     $27,720              30,090
Professional Fees............................              9,695                                                           9,695
Investment and Other Revenues................              1,301                   252                 3,591               5,144
                                                     -----------            ----------             ---------         -----------
   Total Revenue.............................           $233,117               $72,626               $31,311            $337,054
                                                        ========               =======               ===========================

Segment Operating Profit.....................         $    5,154              $  2,477              $  1,061          $    8,692
Interest Expense and Other, Net..............             (4,874)                 (123)                 (152)             (5,149)
Impairment, Restructuring, Premium Deficiency
   and Other Charges.........................           (269,837)               ______               (18,000)           (287,837)
                                                       ---------                                    --------           ---------
Net (Loss) Income Before Income Taxes........          $(269,557)              $ 2,354              $(17,091)          $(284,294)
                                                       =========               =======              ========

Three Months Ended June 30, 1999

Medical Premiums.............................           $204,649                                                        $204,649
Military Contract Revenues...................                                 $ 71,093                                    71,093
Specialty Product Revenues...................              2,110                                     $18,839              20,949
Professional Fees............................             13,352                                                          13,352
Investment and Other Revenues................              1,732                    96                 3,947               5,775
                                                    ------------           -----------             ---------        ------------
   Total Revenue.............................            221,843               $71,189               $22,786            $315,818
                                                          ======               =======

Segment Operating Profit.....................           $  9,327    $            2,642              $  5,003             $16,972
Interest Expense and Other, Net..............             (2,863)                 (382)                 (881)             (4,126)
                                                        --------            ----------            ----------        ------------
Net Income Before Income Taxes...............           $  6,464             $   2,260              $  4,122          $   12,846
                                                        ========             =========              ========          ==========

Six Months Ended June 30, 2000

Medical Premiums.............................           $438,429                                                        $438,429
Military Contract Revenues...................                                 $137,255                                   137,255
Specialty Product Revenues...................              4,692                                     $53,422              58,114
Professional Fees............................             20,716                                                          20,716
Investment and Other Revenues................              2,296                   454                 6,966               9,716
                                                     -----------          ------------             ---------         -----------
   Total Revenue.............................           $466,133              $137,709             $60,388              $664,230
                                                        ========              ========             =============================

Segment Operating Profit.....................         $   10,799            $    4,727             $   6,494            $ 22,020
Interest Expense and Other, Net..............             (9,402)                 (365)                 (970)            (10,737)
Impairment, Restructuring, Premium Deficiency
   and Other Charges.........................           (273,737)              _______               (19,500)           (293,237)
                                                       ---------                                     -------          ----------
Net (Loss) Income Before Income Taxes........          $(272,340)           $    4,362             $ (13,976)          $(281,954)
                                                       =========            ==========             =========           =========

Six Months Ended June 30, 1999

Medical Premiums.............................          $ 411,960                                                        $411,960
Military Contract Revenues...................                                 $141,181                                   141,181
Specialty Product Revenues...................              4,556                                  $   37,072              41,628
Professional Fees............................             27,369                                                          27,369
Investment and Other Revenues................              3,381                   249                 8,124              11,754
                                                      ----------          ------------           -----------          ----------
   Total Revenue.............................           $447,266              $141,430             $  45,196            $633,892
                                                        ========              ========             =============================

Segment Operating Profit.....................          $  17,882            $    5,320            $    9,965            $ 33,167
Interest Expense and Other, Net..............             (5,816)                 (550)               (1,809)             (8,175)
Impairment, Restructuring, Premium Deficiency
   and Other Charges.........................            (13,206)                                                        (13,206)
                                                       ---------        --------------        --------------           ---------
Net (Loss) Income Before Income Taxes........          $  (1,140)            $   4,770             $   8,156            $ 11,786
                                                       ==========            =========             =========            ========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)




     9. In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). In April 2000, the Company's Board of Directors authorized a $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. As of June 30, 2000, the aggregate principal outstanding and accrued interest for both instruments was $5.3 million. All borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under its line of credit facility at the time of the borrowing plus 10 basis points.

     10. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices.

     11. Certain amounts in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 have been reclassified to conform with the current year presentation.

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

     Results of Operations,  three months ended June 30, 2000, compared to three months ended June 30, 1999.

     The Company's total operating revenues for the three months ended June 30, 2000, increased approximately 6.7% to $337.1 million from $315.8 million for the three months ended June 30, 1999. The increase was primarily due to increases in medical premium revenues of $15.1 million and specialty product revenues of $9.1 million, offset by a decrease in professional fees of $3.7 million.

     Total member months (the number of months of each period that an individual is enrolled in a plan) for the HMO and insurance subsidiaries decreased approximately 2%. Commercial and Medicaid HMO member months in total decreased approximately 2% and managed indemnity member months decreased approximately 10%. These decreases were partially offset by an increase in Medicare member months of approximately 8%. In Nevada, commercial and Medicaid HMO member months increased approximately 3% and Medicare member months increased approximately 2%. In Texas, commercial member months decreased approximately 9%, while Medicare member months increased 30%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate.

     The Company's HMO and insurance subsidiaries' average premium rate per member increased approximately 10% for the three months ended June 30, 2000 compared to the same three-month period in the prior year. The Nevada commercial and Medicaid HMO average premium rate per member increased approximately 3% and the Nevada Medicare HMO average rate per member increased approximately 8%. The increase in Nevada Medicare HMO rates is primarily due to a shift in members to the Las Vegas area from other parts of Nevada as well as from Arizona. The amount of premium received from the Health Care Financing Administration ("HCFA") per Medicare member is higher in Las Vegas. HCFA's established rate per member increased 4% for the Las Vegas area. Over 95% of the Company's Las Vegas Medicare members are enrolled in the HCFA Social HMO Medicare Program ("Social HMO"). The Company's premium received from HCFA is higher for Social HMO members. HCFA might adjust the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business. Managed indemnity premium rates per member increased approximately 14%.

     The Texas commercial HMO average premium rate per member increased approximately 11% in the quarter ended June 30, 2000 compared to the same quarter of the prior year. Commercial rate increases on renewals were greater than 10% for Dallas. The Texas Medicare average rate decreased approximately 3% primarily due to an increase in Medicare membership in Dallas, which has a lower rate than most of the Company's Medicare members in the Houston area.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended June 30, 2000, compared to three months ended June 30, 1999 (continued).

     As part of the Company's reorganization, it will no longer actively market its HMO Medicare product in Texas for the remainder of calendar year 2000. The Company will continue to enroll Medicare eligible members who proactively seek coverage in Texas and will continue customer service to its existing membership through 2000. The Company has notified HCFA, that effective January 1, 2001, it will cease its Medicare products in 14 counties in the Houston area, which will affect approximately 1,500 members.

     The Company markets its HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended June 30, 2000, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

     Military contract revenue increased to $72.4 million from $71.1 million. The 1.8% increase is primarily attributable to increased change order activity and associated revenue offset slightly by a smaller population of at-risk beneficiaries.

     Specialty product revenue increased $9.1 million, or 43.6%, for the three months ended June 30, 2000, compared to the same prior year period. Specialty product revenue and expense are primarily related to the workers' compensation insurance business. The increase in specialty product revenues related to the workers' compensation insurance segment was primarily due to premium growth, which has occurred since July 1999, and premium rate increases for California policies issued in 2000, which have averaged over 30% on renewal policies, as well as new business in Nevada and Colorado. Beginning in July 1999, the State of Nevada allowed private insurance companies to offer workers' compensation products.

     Professional fees decreased approximately $3.7 million primarily due to the sale of the pharmacy operations in Texas in the fourth quarter of 1999.

     Investment and other revenues decreased approximately $600,000 over the comparable prior year period primarily due to a decrease in invested balances. Approximately $400,000 of the difference was due to realized losses recognized in the current year compared to slight gains in the prior year.

     Total medical expenses increased $70.7 million over the same three-month period last year. Included in medical expenses for the three-month period ended June 30, 2000, is $29.5 million of reserve strengthening primarily for adverse development related to prior periods' medical claims, $15.5 million of premium deficiency and $10.2 million of other non-recurring medical costs. Excluding these items, medical expenses increased $15.5 million, or 8.8%, and medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased from 80.9% to 83.6% for the quarter ended June 30, 2000 compared to the same prior year period. The increase in the Medical Care Ratio is primarily due to the increase in Medicare members as a percentage of fully insured members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. In addition, hospital costs in southern Nevada were higher primarily due to an increase in bed days and in Houston, hospital costs were higher due to increased cost of care.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended June 30, 2000, compared to three months ended June 30, 1999 (continued).

     Included in medical expenses is the utilization of $8.5 million and $7.6 million of premium deficiency reserve to offset losses on contracts in Texas for the periods ended June 30, 2000 and 1999, respectively. Also included in medical expenses for the three months ended June 30, 1999 is the utilization of $2.7 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Total military contract expenses increased to $70.2 million from $68.5 million. The $1.7 million, or 2.5% increase is consistent with the two factors contributing to the revenue increase previously discussed.

     Specialty product expenses increased $27.4 million. The combined ratio for the workers' compensation insurance business for the three months ended June 30, 2000 was 164.8% compared to 95.3% for the comparable prior year period. The increase was due to an increase in the loss and loss adjustment expense ("LAE") ratio to 135.6% from 59.0% in 1999, partially offset by a decrease in the expense ratio to 27.0% from 36.3% in 1999. The remaining variance is due to policyholders' dividends incurred for participating policies issued in the state of Nevada. The policyholders' dividend ratio in 2000 was 2.2% while no dividends were incurred in 1999.

     The higher loss and LAE ratio for 2000 is due to $19.2 million in adverse development related to accident years 1999 and prior. In the second quarter of 1999, no prior accident year development was incurred. Estimated ultimate losses and LAE incurred in accident years 1996 to 1998 have developed significantly in response to the continuation of increasing claim severity patterns on the Company's California book of business. Many workers' compensation insurance carriers in California are experiencing higher claim severity. For claims occurring on and after July 1, 1998, the Company has reinsured a percentage of the higher claim severity to its reinsurer under the Company's low-level reinsurance treaty. The low-level reinsurance treaty expired on June 30, 2000; however, the Company opted to continue ceding premiums and losses under the treaty on a run-off basis for all policies in force at June 30, 2000. On July 1, 2000, the Company entered into a reinsurance treaty that covers losses on claims in excess of $250,000 for policies issued after June 30, 2000.

     The reduction in the expense ratio is due to the higher premium volume earned in 2000 compared to 1999. For the quarter ended June 30, 2000, net premiums earned were 48.0% higher than the comparable quarter in 1999. Moreover, policy acquisition costs, comprised of commissions, premium taxes and boards and bureaus expense, decreased to 6.9% of net premiums earned from 9.6% in 1999 and non-policy acquisition expenses decreased to 18.7% from 25.0% in 1999. Total non-policy acquisition expenses were $5.1 million compared to $4.6 million in 1999, an increase of 10.9%. Gross premiums earned for the quarter increased from $32.8 million in 1999 to $48.6 million in 2000, an increase of 48.2%.

     General, administrative and marketing ("G&A") costs increased slightly compared to the second quarter of 1999. As a percentage of revenues, G&A costs for the second quarter of 2000 decreased to 10.3% from 11.0% in 1999. A $1.5 million increase in depreciation expense, primarily related to the implementation of new computer systems, was partially offset by a $1.2 million decrease in legal expense. G&A expense is net of utilization of premium deficiency reserves for maintenance costs of approximately $3.4 million and $4.7 million for the three-month periods ended June 30, 2000 and 1999, respectively.

     In the second quarter of 2000, the Company incurred certain asset impairment, restructuring, reorganization and other costs. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of these charges.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

     Results of Operations, three months ended June 30, 2000, compared to three months ended June 30, 1999 (continued).

     Interest expense and other increased $1.0 million for the three months ended June 30, 2000, compared to the same prior year period primarily due to an increase in debt as well as an increase in the Company's cost of borrowing.

     For the current year period, the Company recorded $77.6 million of tax benefit for an effective tax rate of 27.3% compared to 33.4% for the same prior year period. The Company's effective tax rate is less than the 35% statutory rate primarily due to the non-deductibility of certain portions of the goodwill impairment expense recorded in the second quarter of 2000. Excluding the effect of the expenses discussed in Notes 2 and 8 to the Condensed Consolidated Financial Statements, the effective tax rate for the period was 33.5%. The
Company's ongoing effective tax rate is less than the 35% statutory rate primarily due to tax preferred investments.

     Results of  Operations,  six months  ended June 30,  2000,  compared to six months ended June 30, 1999.

     The Company's total operating revenues for the six months ended June 30, 2000, increased approximately 4.8% to $664.2 million from $633.9 million for the six months ended June 30, 1999. The increase was primarily due to increases in medical premium revenues of $26.5 million, or 6.4%, and specialty product revenues of $16.5 million, offset by a decrease in professional fees of $6.7 million and military contract revenue of $3.9 million.

     Total member months for the HMO and insurance subsidiaries decreased approximately 3%. Commercial and Medicaid HMO member months in total decreased approximately 4% and managed indemnity member months decreased approximately 9%. These decreases were partially offset by an increase in Medicare member months of approximately 7%. In Nevada, commercial and Medicaid HMO member months remained relatively constant and Medicare member months increased approximately 1%. In Texas, commercial member months decreased approximately 9%, while Medicare member months increased 31%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate.

     The Company's HMO and insurance subsidiaries' average premium rate per member increased approximately 10% for the six months ended June 30, 2000 compared to the same six-month period in the prior year. The Nevada commercial and Medicaid HMO average premium rate per member increased approximately 4% and the Nevada Medicare HMO average rate per member increased approximately 10%. The increase in Nevada Medicare HMO rates is primarily due to a shift in members to the Las Vegas area from other parts of Nevada as well as from Arizona. The amount of premium received from HCFA per Medicare member is higher in Las Vegas. HCFA's established rate per member increased 4% for the Las Vegas area. Over 95% of the Company's Las Vegas Medicare members are enrolled in the HCFA Social HMO. The Company's premium received from HCFA is higher for Social HMO members. HCFA might adjust the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business. Managed indemnity premium rates per member increased approximately 9%.

     The Texas commercial HMO average premium rate per member increased approximately 9% in the six months ended June 30, 2000 compared to the same period in the prior year. Commercial rate increases on renewals were greater than 10% for Dallas. The Texas Medicare average rate decreased approximately 3% primarily due to an increase in Medicare membership in Dallas, which has a lower rate than most of the Company's Medicare members in the Houston area.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

     Results of Operations, six months ended June 30, 2000, compared to six months ended June 30, 1999 (continued).

     As part of the Company's reorganization, it will no longer actively market its HMO Medicare product in Texas for the remainder of calendar year 2000. The Company will continue to enroll Medicare eligible members who proactively seek coverage in Texas and will continue customer service to its existing membership through 2000. The Company has notified HCFA, that effective January 1, 2001, it will cease its Medicare products in 14 counties in the Houston area, which will affect approximately 1,500 members.

     The Company markets its HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the six months ended June 30, 2000, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

     Military contract revenues decreased to $137.3 million from $141.2 million, or 2.8%. The reduction in revenue is primarily attributable to a first quarter 2000 decrease in the at-risk health care population of beneficiaries as additional beneficiaries enrolled with military treatment facility primary care managers. The Company is not at-risk for those TRICARE eligibles and receives less revenue related to them from the government.

     Specialty product revenues increased $16.5 million, or 39.6%, for the six months ended June 30, 2000, compared to the same prior year period. Specialty product revenues and expenses are primarily related to the workers' compensation insurance business. The increase in specialty product revenues related to the workers' compensation insurance segment was primarily due to premium growth, which has occurred since July 1999 and premium rate increases for California policies issued in 2000, which have averaged over 30% on renewal policies, as well as new business in Nevada and Colorado. Beginning in July 1999, the State of Nevada allowed private insurance companies to offer workers' compensation products.

     Professional fees decreased approximately $6.7 million primarily due to the sale of the pharmacy operations in Texas in the fourth quarter of 1999 and the closure of inpatient operations at Mohave Valley Hospital in the first quarter of 1999.

     Investment and other revenues decreased approximately $2.0 million over the comparable prior year period primarily due to a decrease in invested balances. Approximately $800,000 of the difference was due to realized losses recognized in the current year compared to slight gains in the prior year.

     Total medical expenses increased $74.0 million over the same six-month period last year. Included in medical expenses for the six-month period ended June 30, 2000, are $30.5 million of reserve strengthening primarily for adverse development related to prior periods' medical claims, $15.5 million of premium deficiency and $10.2 million of other non-recurring medical costs. Included in medical expenses for the six-month period ended June 30, 1999 is $8.1 million of premium deficiency expense. Excluding these items, medical expenses increased $25.9 million, or 7.2%, and the Medical Care Ratio increased from 81.3% to 83.4% for the six months ended June 30, 2000 compared to the same prior year period. The increase in the Medical Care Ratio is primarily due to the increase in Medicare members as a percentage of fully insured members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. In addition, hospital costs in southern Nevada were higher primarily due to an increase in bed days and in Houston hospital costs were higher due to increased cost of care.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

     Results of Operations, six months ended June 30, 2000, compared to six months ended June 30, 1999 (continued).

     Included in medical expenses is the utilization of $14.8 million and $12.2 million of premium deficiency reserve to offset losses on contracts in Texas for the six-month periods ended June 30, 2000 and 1999, respectively. Also included in medical expenses for the six months ended June 30, 1999 is the utilization of $5.3 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

     Total military contract expenses decreased approximately $3.1 million, or 2.3%. This decrease is consistent with the decrease in revenues discussed previously.

     Specialty product expenses increased $34.9 million. The combined ratio for the workers' compensation insurance business for the six months ended June 30, 2000 was 132.9% compared to 95.9% for the comparable prior year period. The increase was due to an increase in the loss and LAE ratio to 102.0% from 59.0% in 1999, partially offset by a decrease in the expense ratio to 29.2% from 36.9% in 1999. The remaining variance is due to policyholders' dividends incurred for participating policies issued in the state of Nevada. The policyholders' dividend ratio in 2000 was 1.7%, while no dividends were incurred in 1999.

     The higher loss and LAE ratio for 2000 is due to $20.7 million in adverse development related to accident years 1999 and prior. In the first six months of 1999, no prior accident year development was incurred. Estimated ultimate losses and LAE incurred in accident years 1996 to 1998 have developed significantly in response to the continuation of increasing claim severity patterns on the Company's California book of business. Many workers compensation insurance carriers in California are experiencing higher claim severity. For claims occurring on and after July 1, 1998, the Company has reinsured a percentage of the higher claim severity to its reinsurer under the Company's low-level reinsurance treaty. The low-level reinsurance treaty expired on June 30, 2000; however, the Company opted to continue ceding premiums and losses under the treaty on a run-off basis for all policies in force at June 30, 2000. On July 1, 2000, the Company entered into a reinsurance treaty that covers losses on claims in excess of $250,000 for policies issued after June 30, 2000.

     The reduction in the expense ratio is due to the higher premium volume earned in 2000 compared to 1999. For the six months ended June 30, 2000, net premiums earned are 44.8% higher than the comparable period in 1999. Moreover, policy acquisition costs, comprised of commissions, premium taxes and boards and bureaus expense, decreased to 8.5% of net premiums earned from 9.7% in 1999, and non-policy expenses decreased to 19.3% from 25.5% in 1999. Total non-policy acquisition expenses were $10.2 million compared to $9.3 million in 1999, an increase of 9.7%. Gross premiums earned for 2000 increased from $64.9 million in 1999 to $93.0 million in 2000, an increase of 43.2%.

     General, administrative and marketing ("G&A") costs increased $400,000 or less than 1% compared to the first six months of 1999. As a percentage of revenues, G&A costs for the first six months of 2000 decreased to 10.4% from 10.8% in 1999. A $3.1 million increase in depreciation expense, primarily related to the implementation of new computer systems, was offset by decreases in other G&A expenses, including legal expense. G&A expense is net of utilization of premium deficiency reserves for maintenance costs of approximately $9.0 million and $7.0 million for the six-month periods ended June 30, 2000 and 1999, respectively.

     In the first six months of 2000 and 1999, the Company incurred certain asset impairment, restructuring and other costs. See Note 2 to the condensed consolidated financial statements for a discussion of these charges.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

     Results of Operations, six months ended June 30, 2000, compared to six months ended June 30, 1999 (continued).

     Interest expense and other increased $2.6 million for the six months ended June 30, 2000, compared to the same prior year period primarily due to an increase in debt as well as an increase in the Company's cost of borrowing.

     For the current year period, the Company recorded $76.8 million of tax benefit for an effective tax rate of 27.2% compared to 33.4% for the same prior year period. The Company's effective tax rate is less than the 35% statutory rate primarily due to the non-deductibility of certain portions of goodwill impairment expense in the second quarter of 2000. Excluding the effect of the expenses discussed in Notes 2 and 8 to the Condensed Consolidated Financial Statements, the effective tax rate for the period was 33.5%. The Company's ongoing effective tax rate is less than the 35% statutory rate primarily due to tax preferred investments.

Liquidity and Capital Resources

     The Company had negative cash flows from operations of approximately $20.0 million for the six months ended June 30, 2000, resulting primarily from a loss of $205.2 million and a net change in assets and liabilities of $37.7 million offset by a non-cash impairment provision of $203.0 million, $17.7 million in depreciation and amortization and $2.2 million in provision for doubtful accounts. The decrease in cash flow resulting from the change in assets and liabilities was primarily due to increases in deferred tax assets of $64.7 million primarily related to the charges discussed in Note 2 to the Condensed Consolidated Financial Statements. In addition, reinsurance recoverable increased approximately $59.4 million, primarily due to increased business as well as development on prior year loss estimates. These cash outflows were partially offset by an increase in losses and LAE of $65.6 million and increases in current liabilities, including medical claims payable.

     Sierra Military Health Services, Inc. ("SMHS") receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense ("DoD"). SMHS also accrues revenue on a monthly basis for the contractually specified Bid Price Adjustment ("BPA") process and for contract change orders.

     The BPA serves to adjust the DoD's monthly payments to SMHS because such payments are based in part on DoD estimates for beneficiary population, beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information has been made available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. During April 2000, the Company completed BPA's 2 and 3 with the DoD resulting in a cash payment to the Company of $13.0 million in the second quarter.

     As SMHS implements DoD-directed contract changes, revenue is accrued on a percentage of completion basis until price negotiation is settled. In the second quarter, the Company received payments from the DoD of $6.0 million related to three specific change orders.

     As of June 30, 2000, the Company was not in compliance with certain financial covenants relating to its line of credit. Under the terms of its line of credit, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate repayment of the Company's outstanding obligations under its line of credit. The Company's compliance with these covenants under its line of credit has been waived by its lenders. The waiver is effective as of June 30, 2000 and will remain effective until mid-September by which time the Company expects to have negotiated a new amendment with revised covenants. In accordance with Statement of Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor", the Company has classified the entire outstanding balance under its line of credit as a current liability as of June 30, 2000. The waiver includes an amendment to the line of credit, which, among other things, requires that the Company grant its lenders a security interest in certain personal property of the Company, reduces the availability under the line of credit to $185 million, increases the Company's borrowing rate by 87.5 basis points and provides for the payment of additional fees by the Company.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued).

     The Company is negotiating a further amendment to its line of credit with its lenders which the Company expects will, among other things, amend some of the covenants in its line of credit such that the Company will be in compliance. While the Company believes that its best interests, and those of its lenders, would be served through an amendment to the line of credit, there can be no assurance that the Company's lenders will ultimately agree that such an amendment will ultimately be consummated, or that in the event the Company does obtain such an amendment to its line of credit, the Company will be able to maintain compliance with its covenants. In the meantime, the Company has been aggressively exploring various strategic options, and has been taking steps to conserve and manage its cash flow; however, there is no assurance that these actions will be successful.

     During the six months ended June 30, 2000, the Company had net borrowings of $25.0 million under its line of credit, which was offset by $5.4 million used for the reduction of other debt. In addition to the borrowings, cash inflows in the six months ended June 30, 2000 included a $17.0 million net change in investments and $900,000 received in connection with the sale of stock through the Company's stock plans. Offsetting the above cash inflows was $10.9 million in net capital expenditures including costs associated with the Company's technology initiatives to improve new systems and to establish web-based applications. In March 2000, the Company sold its interest in TRIWEST Healthcare Alliance in exchange for a note receivable in the amount of $3.7 million.

     The Company has a revised 2000 capital budget of under $20.0 million, primarily for computer hardware and software, furniture and equipment and other requirements due to the Company's computer system initiatives and projected growth. The Company's liquidity needs over the next six months will primarily be to fund anticipated temporary negative cash flow at SMHS as well as continuing operating losses in Texas, and for the debt service and capital items noted above. To facilitate a reduction of the balance on its line of credit, the Company anticipates the following actions:

o        Sale of the Company's Houston operations
o        Sale of the Company's Texas and Arizona real estate
o        Sale of the Company's jet
o        Sale-leaseback of substantially all of the Company's Nevada real estate

     In addition, the Company has restructured its Dallas operations. (See Note 2 to the Company's Condensed Consolidated Financial Statements.) Furthermore, the Company is initiating a plan through which an overhead reduction of over $7 million is expected. The Company believes the actions delineated above along with operating cash flow should enable it to fund its debt service and capital expenditures, as well as meet its liquidity needs.

     In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). In April 2000, the Company's Board of Directors authorized a $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. As of June 30, 2000, the aggregate principal outstanding and accrued interest for both instruments was $5.3 million. All borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under its line of credit facility at the time of the borrowing plus 10 basis points.

     The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $24.6 million as of June 30, 2000. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.5 million to $5.2 million. Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C. ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at June 30, 2000, $55.5 million is designated for use only by the regulated subsidiaries.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              ------------  ----------  --- -------- -- ---------  --------- ---
RESULTS OF OPERATIONS (continued)

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

     CII Financial, Inc., a wholly-owned subsidiary that the Company acquired in 1995, has $47.5 million of convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2%, which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII and are not guaranteed by Sierra. During the six months ended June 30, 2000, the Company purchased $3.0 million of the Debentures on the open market.

Membership

         The Company's membership at June 30, 2000 and 1999 was as follows:


                                                                          Number of Members at Period Ended
                                                                            June 30                 June 30

                                                                             2000                    1999
                                                                             ----                    ----

HMO

  Commercial..................................................              250,700                  263,100
  Medicare....................................................               53,100                   48,900
  Medicaid (1)................................................               12,200                    9,400
Managed Indemnity.............................................               32,900                   42,800
Medicare Supplement...........................................               28,700                   27,400
Administrative Services.......................................              278,100                  301,500
TRICARE Eligibles.............................................              613,500                  599,000
                                                                         ----------               ----------
Total Members.................................................            1,269,200                1,292,110
                                                                          =========                =========

(1)      In prior years Medicaid was included in commercial membership.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's available for sale investments are substantially owned by the HMO and insurance subsidiaries. As of June 30, 2000, unrealized holding losses on available for sale investments have decreased by $3.9 million since the 1999 year end primarily due to a decrease in interest rates, and thus, an increase in the market value of bonds. The Company believes that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     The  Company  is subject to  various  claims  and other  litigation  in the ordinary course of business. Such litigation includes claims of medical malpractice, coverage related claims or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. In the opinion of the Company's management, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on the Company's financial condition.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Sierra held its annual meeting of stockholders on May 18, 2000 in Las Vegas, Nevada.

     The following persons were elected directors for a two-year term ending in 2002 based on the voting results below:


                                                                                                       Broker

                       Name                           For              Withheld        Abstain        Non-votes

               Erin MacDonald                          24,291,845        682,492            0            0
              William J. Raggio                        24,256,799        717,538            0            0
               Charles L. Ruthe                        24,272,082        702,255            0            0

     The following person was elected to a one-year term ending in 2001 based on the voting results below:

                                                                                                     Broker
                        Name                              For          Withheld         Abstain     Non-votes

               Anthony L. Watson                       24,321,963        652,374            0            0

     The following persons' terms as directors continued after the meeting and end in 2001.

               Anthony M. Marlon, M.D.
               Thomas Y. Hartley

     The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2000. The voting results were as follows:


                                                                                             Broker

                               For                Against            Abstain                Non-votes

                              24,488,847           464,627           20,863                     0


                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
              ---------------------------------------------------------------

     The stockholders also voted to amend the Company's Employee Stock Purchase Plan to increase by 1,250,000 the number of shares of common stock for issuance to participants and to extend the plan to 2010. The voting results were as follows:


                                                                                             Broker

                               For                Against            Abstain                Non-votes

                              21,702,597         3,171,125          100,615                     0

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      (10.1)          Loan Agreement

                      (10.2)          Collateral Assignment of Rights

                          (27) Financial Data Schedule

                      (99) Registrant's current report on Form 8-K dated March 15, 2000, incorporated herein by reference.

              (b)     Reports on Form 8-K

     The Company has not filed any Reports on Form 8-K during this reporting period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

                                   SIERRA HEALTH SERVICES, INC.
                                   ----------------------------
                                           (Registrant)



Date:  August 14, 2000                /S/ PAUL H. PALMER
                                   ---------------------
                                   Paul H. Palmer
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)