Form 10-Q
period 2000-09-30
SIERRA HEALTH SERVICES INC
filed 2000-11-14
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)


  X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                               ------------------------

                                       OR



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                           As of October 31, 2000, there were 27,292,000  shares
of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000



                                      INDEX



                                                                       Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999................  3

                 Condensed Consolidated Statements of Operations -
               three and nine months ended September 30, 2000 and 1999....    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 2000 and 1999.............5

                  Notes to Condensed Consolidated Financial Statements........6

      Item 2.     Management's Discussion and Analysis of

                    Financial Condition and Results of Operations.............13

      Item 3.     Quantitative and Qualitative Disclosures

                    about Market Risk.........................................23



Part II - OTHER INFORMATION

      Item l.     Legal Proceedings...........................................24

      Item 2.     Changes in Securities and Use Of Proceeds...................24

      Item 3.     Defaults Upon Senior Securities.............................24

      Item 4.     Submission of Matters to a Vote of Security Holders.........24

      Item 5.     Other Information...........................................24

      Item 6.     Exhibits and Reports on Form 8-K............................24

Signatures....................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                             (Amounts in thousands)



                                                                                       September 30          December 31
                                                                                           2000                1999
                                                                                           ----                ----
                                     ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents..............................................          $      54,747         $     55,936
     Investments............................................................                195,291              218,951
     Accounts Receivable (Less:  Allowance for Doubtful
         Accounts: 2000 - $21,750; 1999 - $15,551)....................................                 35,543               43,036
     Military Accounts Receivable (Less: Allowance for Doubtful
         Accounts: 2000 - $1,109; 1999 - $800)..............................                 97,017               60,340
     Reinsurance Recoverable................................................                 90,910               54,563
     Prepaid Expenses and Other Current Assets..............................                 88,646               91,767
     Assets Held for Sale...................................................                 22,942
                                                                                       ------------
         Total Current Assets...............................................                585,096              524,593

PROPERTY AND EQUIPMENT, NET.................................................                183,899              264,549
LONG-TERM INVESTMENTS.......................................................                 20,175               14,862
RESTRICTED CASH AND INVESTMENTS.............................................                 23,977               21,705
REINSURANCE RECOVERABLE, Net of Current Portion.............................                119,895               82,300
GOODWILL ...................................................................                 15,594              159,514
OTHER ASSETS................................................................                113,942               62,589
                                                                                       ------------        -------------
TOTAL ASSETS................................................................             $1,062,578           $1,130,112
                                                                                         ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities..................................             $   99,103           $  102,573
  Medical Claims Payable....................................................                111,106               91,607
  Current Portion of Reserve for Losses and Loss Adjustment Expense ........                139,038               93,768
  Unearned Premium Revenue..................................................                 21,745               45,333
  Military Health Care Payable..............................................                 75,949               50,831
  Payable Under Revolving Credit Facility...................................                185,000
  Premium Deficiency Reserve................................................                 21,094               21,000
  Current Portion of Long-term Debt.........................................                 85,228                4,741
                                                                                      -------------       --------------
       Total Current Liabilities............................................                738,263              409,853

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSE..............................                196,865              150,626
LONG-TERM DEBT..............................................................                 11,330              258,854
OTHER LIABILITIES ..........................................................                 33,857               32,367
                                                                                      -------------        -------------
TOTAL LIABILITIES...........................................................                980,315              851,700
                                                                                       ------------         ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 40,000 Shares Authorized;
       Shares Issued:  2000 - 28,815; 1999 - 28,400.........................                    144                  142
  Additional Paid-in Capital................................................                177,495              175,915
  Treasury Stock, 2000 - 1,523; 1999 - 1,523 Common Shares..................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss:
       Unrealized Holding Loss on Available-for-Sale Investments............                (11,292)             (16,063)
  Accumulated (Deficit) Retained Earnings...................................                (61,295)             141,207
                                                                                      --------------        ------------
       Total Stockholders' Equity...........................................                 82,263              278,412
                                                                                      -------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,062,578           $1,130,112
                                                                                         ==========           ==========

      See accompanying notes to condensed consolidated financial statements

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                (Amounts in thousands except for per share data)


                                                                         Three Months Ended                Nine Months Ended

                                                                            September 30                      September 30
                                                                            ------------                      ------------
                                                                       2000             1999             2000             1999
                                                                       ----             ----             ----             ----
    OPERATING REVENUES:
      Medical Premiums....................................              $221,669         $202,643          $660,098        $614,603
      Military Contract Revenues..........................               101,259           77,012           238,514         218,193
      Specialty Product Revenues..........................                40,766           24,589            98,880          66,217
      Professional Fees...................................                 8,222           12,743            28,938          40,112
      Investment and Other Revenues.......................                 5,566            5,583            15,282          17,337
                                                                     -----------       ----------         ---------       ---------
        Total ............................................               377,482          322,570         1,041,712         956,462
                                                                       ---------         --------         ---------        --------

    OPERATING EXPENSES:
      Medical Expenses (Note 2) ..........................               191,566          173,787           630,873         539,094
      Military Contract Expenses..........................                99,889           74,139           232,872         210,243
      Specialty Product Expenses..........................                41,671           22,962           115,403          61,833
      General, Administrative and Marketing
        Expenses..........................................                34,327           34,246           103,312         102,789
      Asset Impairment, Restructuring, Reorganization
        and Other Costs (Note 2)..........................                                                  220,440           5,106
                                                                 ---------------  ---------------           -------      ----------
        Total ............................................               367,453          305,134         1,302,900         919,065
                                                                       ---------        ---------         ---------        --------

    OPERATING INCOME (LOSS)...............................                10,029           17,436          (261,188)         37,397

    INTEREST EXPENSE AND OTHER, NET  .....................                (6,091)          (4,169)          (16,828)        (12,344)
                                                                          ------        ---------           -------      ----------

    INCOME (LOSS) BEFORE INCOME TAXES ....................                 3,938           13,267          (278,016)         25,053

    (PROVISION) BENEFIT FOR INCOME TAXES..................                (1,269)          (4,404)           75,524          (8,340)
                                                                          -------        --------            ------       ----------

    NET INCOME (LOSS) ....................................             $   2,669         $  8,863        $ (202,492)       $ 16,713
                                                                       =========         ========        ==========        ========

    NET INCOME (LOSS) PER COMMON SHARE....................             $ .10              $.33              $(7.47)         $.62
                                                                       =====              ====              ======          ====

    NET INCOME (LOSS) PER COMMON SHARE
     ASSUMING DILUTION  ..................................    $ .10     $.33               $(7.47)         $.62
                                                              =====     ====               ======          ====

    WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING        ..................................                27,248           26,856            27,092          26,944
                                                                        ========          =======          ========        ========

    WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING ASSUMING DILUTION.......................                27,250           26,873            27,092          26,976
                                                                        ========         ========          ========        ========

      See accompanying notes to condensed consolidated financial statements

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                             (Amounts in thousands)



                                                                                      Nine Months Ended September 30

                                                                                        2000                 1999
                                                                                        ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income ...........................................................        $(202,492)          $  16,713
   Adjustments to Reconcile Net (Loss) Income to Net Cash
       Used for Operating Activities:
          Provision for Asset Impairment and Other Charges......................          202,951               3,509
          Depreciation and Amortization.........................................           23,588              20,946
          Provision for Doubtful Accounts.......................................            3,032               4,290
   Changes in Assets and Liabilities ...........................................          (57,628)            (88,787)
                                                                                          -------            --------
       Net Cash Used for Operating Activities ..................................          (30,549)            (43,329)
                                                                                          -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Equipment Dispositions..........................          (13,615)            (41,072)
   Investment Proceeds, Net of Purchases........................................           23,439               8,224
   Corporate Acquisition........................................................                               (3,000)
                                                                                     ------------            ---------
   Net Cash Provided by (Used for) Investing Activities.........................            9,824             (35,848)
                                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings.....................................................           48,000              79,000
   Payments on Debt and Capital Leases..........................................          (30,036)            (41,250)
   Purchase of Treasury Stock...................................................                               (7,968)
   Exercise of Stock in Connection with Stock Plans.............................            1,572               2,332
                                                                                         --------          ----------
          Net Cash Provided by Financing Activities.............................           19,536              32,114
                                                                                          -------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................           (1,189)            (47,063)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................           55,936              83,910
                                                                                         --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................        $  54,747            $ 36,847
                                                                                        =========            ========


                                                                                     Nine Months Ended September 30

Supplemental Condensed Consolidated

  Statements of Cash Flows Information:                                                    2000               1999
------------------------------------------------------------------------                   ----               ----
Cash Paid During the Period for Interest

   (Net of Amount Capitalized)..................................................          $19,511             $14,077
Net Cash Received During the Period for Income Tax Refunds......................           10,538               3,029

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment.........................................            3,700
   Tax Benefits of Stock Issued for Exercise of Options.........................                                    1

      See accompanying notes to condensed consolidated financial statements

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

     2. Premium Deficiency, Adverse Development, Reorganization, Impairment and Other Charges: Medical Expenses: Medical expenses reported in the second quarter of 2000 included $29.5 million of reserve strengthening primarily due to adverse development on prior periods' medical claims, as well as $15.5 million in premium deficiency expense related to under-performing markets in the Dallas/Ft. Worth and Houston areas. The recorded premium deficiency reflects anticipated cost savings from restructuring and reorganization actions discussed below. In addition, the Company recorded $10.2 million of other non-recurring medical costs primarily relating to the write-down of medical subsidiary assets. Medical expenses reported in the first quarter of 2000 included $1 million of prior period reserve strengthening.

     Medical expenses reported in the first quarter of 1999 included a premium deficiency charge of $8.1 million related to losses in under-performing markets, primarily in Arizona and rural Nevada.

     Asset Impairment, Restructuring, Reorganization and Other Charges: Asset impairment, restructuring, reorganization and other charges recorded in the second quarter of 2000 consisted of the following:


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
                                                                                     ============

     Goodwill and Fixed Asset Impairments: In connection with restructuring plans adopted and announced by the Company in the second quarter of 2000, the Company re-evaluated the recoverability of certain long-lived assets, primarily associated with the Texas operations, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17") and determined that the carrying values of certain goodwill and other long-lived assets were impaired.

     Based on financial projections for 2000, the Company recorded a $21.0 million premium deficiency at the end of 1999, relative to the Company's Texas operations. In the first quarter of 2000, the

                 SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

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

     The new management was charged with further assessing the Dallas/Ft. Worth health care delivery system. In May, the Company decided that the delivery system, which emphasized an affiliated medical group as the primary provider network, would be replaced by an expanded network of contracted physician groups and individual practitioners. In addition, the contracted hospital network would be significantly expanded. As a result, during the second quarter of 2000, the Company adopted and announced a further restructuring of the Dallas/Ft. Worth operations, which entailed a significant reduction of physicians and staff and the closing of several clinic sites. In addition, management decided that the real estate assets would be sold.

     Management also adopted a plan in the second quarter of 2000 to discontinue medical delivery operations in Mohave County, Arizona and to sell the real estate assets located there, as well as an underperforming medical clinic in Las Vegas.

     In assessing the asset impairment of the long-lived assets, the Company first allocated a portion of related goodwill to the fixed assets to be disposed of, in accordance with SFAS No. 121. The fixed assets were then written down to estimated fair value less costs to sell, which was determined from independent evaluations. The remainder of the related goodwill was then assessed for recoverability in accordance with APB No. 17 based on projected discounted cash flows.

     Restructuring: In the second quarter of 2000, the Company adopted a plan and announced additional restructuring of its managed health care operations, primarily in Texas and Arizona. As a result of this restructuring, the Company recorded charges in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" of approximately $10.6 million. A re-evaluation of these costs during the third quarter of 2000 resulted in no adjustments. Of the costs recorded, $5.9 million was for severance, $2.9 million was related to clinic closures and lease terminations, and $1.8 million was for other costs. The severance charge resulted from the termination of 315 employees at the Company's subsidiaries and affiliated medical groups. Of these amounts, the Company anticipates paying $8.7 million during 2000 and the remainder in 2001. Through the year to date period ended September 30, 2000, approximately $7.2 million was paid of which $4.9 million was for severance.

     In the first quarter of 2000, the Company announced a restructuring of its managed health care operations in Texas. As a result of this restructuring, the Company incurred approximately $1.4 million of severance pay for employees who were terminated, of which approximately $1.3 million was paid in the second quarter of 2000 and the remainder in the third quarter of 2000. The restructuring involved changes in senior management at the Texas facilities and centralization of key services to Las Vegas. As compared to the quarter ended June 30, 2000, management anticipates the restructuring and reorganization activities to result in cash flow savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2000.

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

3. During the first quarter of 2000, the Company sold its interest in TriWest Healthcare Alliance. The Company received a note for $3.7 million, which approximated the carrying value of this investment. The note is included in Other Current Receivables and is payable in six monthly installments beginning at the end of October 2000.

     4. The assets designated as held for sale on the balance sheet at September 30, 2000 consist of real estate for which the Company is actively seeking a buyer and expects to sell within twelve months. All assets are owned by subsidiaries in the managed care and corporate operations segment. See Note 2 for a description of the primary facts and circumstances leading to the decision to sell this real estate. A related mortgage note in the amount of $34.5 million is included in the current portion of long-term debt on the balance sheet. Because these assets have been written down to fair market value, in accordance with SFAS No. 121, the Company has ceased depreciating them. In addition, the Company has announced that it is pursuing a sale and leaseback of certain Las Vegas properties that are included in the property and equipment line on the balance sheet.

     5. As of June 30, 2000, the Company was not in compliance with certain financial covenants relating to its line of credit. The borrowed amount outstanding on the line of credit as of September 30, 2000 was $185 million. Under the terms of its line of credit, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate repayment of the Company's outstanding obligations under its line of credit. The lenders waived the Company's compliance with these covenants under its line of credit. The waiver was effective as of June 30, 2000 and, as extended, expired on October 31, 2000. The Company was unable to reach terms with the lenders on the fees and length of a new waiver and received a Notice of Default on November 8, 2000 from its lenders with respect to the Company's non-compliance with the financial covenants. The Company is working with its lenders to amend the line of credit agreement and expects to have negotiated a new amendment with revised covenants prior to year end. In accordance with Statement of Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor", the Company has classified the entire outstanding balance under its line of credit as a current liability as of September 30, 2000.

     The waivers included amendments (fourth through sixth) to the line of credit, which, among other things, required that the Company grant its lenders a security interest in certain personal property of the Company, reduced the availability under the line of credit to $185 million, increased the Company's borrowing rate by 287.5 basis points with interest to be paid monthly and provided for the payment of additional fees by the Company. In addition, the fourth amendment provided for a guaranty of the debt by the majority of the Company's wholly-owned subsidiaries, including CII Financial, Inc., but excluding
     Sierra Military Health Services, and for the pledge of common stock of a majority of the Company's wholly-owned subsidiaries, excluding CII Financial, Inc., and its subsidiaries. With the expiration of the waiver on October 31, 2000, the
     Company is continuing to pay interest at the default rate of LIBOR plus 5.25%. There can be no assurances that a new amendment with revised covenants will be obtained.

     6. CII Financial, Inc., a wholly-owned subsidiary that the Company acquired in 1995, has $47.0 million of convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2%, which is due semi-annually on March 15 and September 15. As of September 30, 2000, all $47.0 million of the Debentures are classified as current since they are due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII Financial and are not guaranteed by the Company. In August 2000, CII Financial became a guarantor of the debt owed under the Company's line of credit. In the event of a demand to perform on the guaranty, the Debentures would be subordinated to the debt owed under the line of credit. During the nine months ended September 30, 2000, CII Financial purchased $3.5 million of the Debentures on the open market.

     CII Financial has limited sources for its cash and had to borrow approximately $365,000 from the Company to make the September 15, 2000 interest payment. Absent any funding from the Company, CII Financial would be dependent upon dividends from its subsidiary, California Indemnity Insurance Company ("California Indemnity") to meet its debt payment obligations. Currently, California Indemnity cannot pay any dividends without prior approval by the California Department of Insurance as it has no earned surplus and it is unlikely that it will have sufficient earned surplus from which to pay a dividend to CII Financial when the Debentures mature in 2001. It is also unlikely that the Company will be in a position to lend any or enough funds to CII Financial to pay the Debentures when they mature due to the current limitations of the line of credit facility. Accordingly, CII Financial will not have readily available funds to pay the Debentures when they mature. CII Financial and the Company are investigating strategies to resolve this issue. Such strategies include, but are not limited to, refinancing the Debentures, extending the maturity date, exchanging the Debentures at a discount for cash and/or equity or spinning off the subsidiary.
     There can be no assurances that CII Financial or the Company can successfully implement a strategy for the repayment or refinancing of the Debentures.

     7. The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):


                                                                                           Dilutive

                                                                            Basic        Stock Options       Diluted

     For the Three Months ended September 30, 2000:

       Income from Continuing Operations                            $    2,669,000                    $     2,669,000
       Shares                                                           27,248,000           2,000         27,250,000
       Per Share Amount                                                 $.10                               $.10

     For the Three Months ended September 30, 1999:

       Income from Continuing Operations                            $    8,863,000                   $     8,863,000
       Shares                                                           26,856,000          17,000        26,873,000
       Per Share Amount                                                 $.33                               $.33

     For the Nine Months ended September 30, 2000:

       Loss from Continuing Operations                               $(202,492,000)                     $(202,492,000)
       Shares                                                           27,092,000                         27,092,000
       Per Share Amount                                                  $(7.47)                            $(7.47)

     For the Nine Months ended September 30, 1999:

       Income from Continuing Operations                            $   16,713,000                    $   16,713,000
       Shares                                                           26,944,000          32,000        26,976,000
       Per Share Amount                                                 $.62                               $.62

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

8.   The  following   table  presents   comprehensive   income  (loss)  for  the
     three-month and nine-month periods ended September 30, 2000 and 1999:



                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30                        September 30

                                                              2000              1999               2000            1999
                                                              ----              ----               ----            ----

      NET INCOME (LOSS):...............................    $ 2,669,000       $8,863,000      $(202,492,000)   $ 16,713,000
      Change in net Unrealized Holding Gains
        (Losses) on Investments,

                    net of income taxes................        921,000       (3,172,000)         4,771,000     (12,735,000)
                                                            ----------      ------------      ------------     -----------

      COMPREHENSIVE  INCOME (LOSS) ....................     $3,590,000       $5,691,000      $(197,721,000)     $3,978,000
                                                             =========       ==========        ===========       =========

9.   Segment Reporting:
     The Company has three reportable segments based on the products and services offered: managed care and corporate operations, military health services operations and workers' compensation operations. The managed care segment includes managed health care services provided through HMOs, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1. This contract is structured as five one-year option periods and is currently in its third year. The workers' compensation segment insures workers' compensation claims risk in return for premium revenues.

     Sierra evaluates each segment's performance based on segment operating profit before interest expense and income taxes and excludes charges that obscure current period operating results, and unusual and non-recurring charges, such as: prior period development in medical and loss reserves, premium deficiencies, asset impairment, restructuring and other non-recurring gains and losses. Other than excluding such charges, the accounting policies of the operating segments are the same as those of the consolidated company.

Information concerning the operations of the reportable segments is as follows:
(Amounts in thousands)


                                                     Managed Care              Military             Workers'
                                                     and Corporate          Health Services        Compensation
                                                      Operations             Operations             Operations             Total

Three Months Ended September 30, 2000

Medical Premiums.............................          $ 221,669                                         0            $ 221,669

Military Contract Revenues...................                                $ 101,259                                  101,259
Specialty Product Revenues...................              2,166                                    $ 38,600             40,766
Professional Fees............................              8,222                                                          8,222
Investment and Other Revenues................              1,584                   147                 3,835              5,566
                                                     -----------            ----------             ---------          ----------
   Total Revenue.............................          $ 233,641             $ 101,406              $ 42,435         $  377,482

Segment Operating Profit.....................        $     6,182           $     1,518             $   2,329          $   10,029
Interest Expense and Other, Net..............             (5,311)                  (74)                 (706)             (6,091)

Net Income Before Income Taxes...............       $        871           $     1,444             $   1,623         $     3,938
                                                     ===========            ==========               =======           =========

Three Months Ended September 30, 1999

Medical Premiums.............................          $ 202,643                                                      $  202,643
Military Contract Revenues...................                               $   77,012                                    77,012
Specialty Product Revenues...................              2,395                                    $ 22,194              24,589
Professional Fees............................             12,743                                                          12,743
Investment and Other Revenues................              1,625                   161                 3,797               5,583
                                                      ----------            ----------              --------        ------------
   Total Revenue.............................          $ 219,406            $   77,173              $ 25,991          $   322,570

Segment Operating Profit.....................        $     9,295            $    3,039              $  5,102          $    17,436

Interest Expense and Other, Net..............             (3,105)                 (132)                 (932)             (4,169)
                                                       ---------           -----------              --------        ------------
Net Income Before Income Taxes...............        $     6,190           $     2,907             $   4,170          $   13,267
                                                      ==========            ==========              ========          ==========

Nine Months Ended September 30, 2000

Medical Premiums.............................        $   660,098                                                       $ 660,098
Military Contract Revenues...................                                $ 238,514                                   238,514
Specialty Product Revenues...................              6,858                                    $ 92,022              98,880
Professional Fees............................             28,938                                                          28,938
Investment and Other Revenues................              3,880                   601                10,801              15,282
                                                     -----------           -----------               -------            --------
   Total Revenue.............................        $   699,774             $ 239,115             $ 102,823          $1,041,712

Segment Operating Profit.....................         $   16,981           $     6,245             $   8,823         $    32,049
Interest Expense and Other, Net..............            (14,713)                 (439)               (1,676)            (16,828)
Impairment, Restructuring, Premium Deficiency
   and Other Charges.........................           (273,737)              _______               (19,500)           (293,237)
                                                       ---------                                     -------            --------
Net (Loss) Income Before Income Taxes........         $ (271,469)           $    5,806              $(12,353)         $ (278,016)
                                                        ========             =========               =======            ========

Nine Months Ended September 30, 1999

Medical Premiums.............................         $  614,603                                                        $614,603
Military Contract Revenues...................                               $  218,193                                   218,193
Specialty Product Revenues...................              6,951                                  $   59,266              66,217
Professional Fees............................             40,112                                                          40,112
Investment and Other Revenues................              5,006                   410                11,921              17,337
                                                        --------           -----------            ----------           ---------
   Total Revenue.............................         $ 666,672             $ 218,603           $    71,187             $ 956,462

Segment Operating Profit.....................         $   27,177            $   8,359           $    15,067         $    50,603
Interest Expense and Other, Net..............             (8,921)                 (682)               (2,741)            (12,344)
Impairment, Restructuring, Premium Deficiency
   and Other Charges.........................            (13,206)                                                        (13,206)
                                                       ---------        --------------        --------------            --------
Net Income Before Income Taxes...............         $    5,050            $    7,677           $    12,326         $    25,053
                                                      ==========            ==========            ==========           =========

10. In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). In April 2000, the Company's Board of Directors authorized a $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. As of September 30, 2000, the aggregate principal outstanding and accrued interest for both instruments was $5.3 million. All borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under its line of credit facility at the time of the borrowing plus 10 basis points.

     11. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. The Company will adopt SFAS 133, as amended by SFAS 138, on January 1, 2001. SFAS 133, as amended, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

12. Certain amounts in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1999 have been reclassified to conform with the current year presentation.

                 SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this Quarterly Report on Form 10-Q should be considered in connection with certain cautionary statements contained in the Company's Current Report on Form 8-K dated March 15, 2000, incorporated herein by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause the Company's actual results to differ from those expressed in any projected, estimated or forward-looking statements relating to the Company.

Results of Operations, Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999.

The Company's total operating revenues for the three months ended September 30, 2000, increased approximately 17.0% to $377.5 million from $322.6 million for the three months ended September 30, 1999. The change was primarily due to increases in military revenues of $24.2 million, medical premium revenues of $19.0 million and specialty product revenues of $16.2 million, offset by a decrease in professional fees of $4.5 million.

Total member months (the number of months of each period that an individual is enrolled in a plan) for the HMO and insurance subsidiaries decreased approximately 4%. Commercial and Medicaid HMO member months in total decreased approximately 4% and managed indemnity member months decreased approximately 10%. These decreases were partially offset by an increase in Medicare member months of approximately 7%. In Nevada, commercial and Medicaid HMO member months increased approximately 2% and Medicare member months increased approximately 3%. In Texas, commercial member months decreased approximately 8%, while Medicare member months increased 28% primarily due to growth in the Dallas/Ft. Worth area. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate.

The Company's HMO and insurance subsidiaries' average premium rate per member increased approximately 14% for the three months ended September 30, 2000 compared to the same three-month period in 1999. The Nevada commercial and Medicaid HMO average premium rate per member increased approximately 5% and the Nevada area Medicare HMO average premium rate per member increased approximately 8%. The increase in the Nevada area Medicare HMO rates is primarily due to the Company's exit from the Arizona Medicare program effective January 1, 2000. The amount of premium received from the Health Care Financing Administration ("HCFA") per Medicare member is higher in Las Vegas than in the Company's Arizona market. HCFA's established rate per member increased 4% for the Las Vegas area. Over 97% of the Company's Las Vegas Medicare members are enrolled in the HCFA Social HMO Medicare Program ("Social HMO"). The Company's premium received from HCFA is higher for Social HMO members. HCFA might adjust the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business. Managed indemnity premium rates per member increased approximately 18%.

                 SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS (continued)

     Results of Operations, Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999 (continued)


The Texas commercial HMO average premium rate per member increased approximately 28% in the quarter ended September 30, 2000 compared to the same quarter in 1999. Commercial rate increases on renewals were greater than 10% for Dallas. The Texas Medicare average rate decreased less than 1% primarily due to an increase in Medicare membership in Dallas and certain counties in Houston, which has a lower rate than most of the Company's Medicare members in the Beaumont area outside of Houston.

As part of the Company's reorganization, it will no longer actively market its HMO Medicare product in Texas for the remainder of calendar year 2000. The Company will continue to enroll Medicare eligible members who proactively seek coverage in Texas and will continue customer service to its existing membership through 2000. The Company has notified HCFA that effective January 1, 2001 it will cease its Medicare products in 14 counties in the Houston area, which will affect approximately 1500 members.

The Company markets its HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the quarter ended September 30, 2000, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Military contract revenue increased to $101.3 million from $77.0 million. The 31% increase is primarily attributable to accrued bid price adjustment revenue which resulted from a true-up of prior periods' information received from the government and is largely offset by accrued military contract expenses.

Specialty product revenue increased $16.2 million, or 66%, for the three months ended September 30, 2000, compared to the same prior year period. Specialty product revenues and expenses are primarily related to the workers' compensation insurance business. The increase in specialty product revenues related to the workers' compensation insurance segment was primarily due to premium growth, which has occurred since July 1999, and premium rate increases for California policies issued in 2000, which have averaged over 30% on renewal policies, as well as new business in Nevada and Colorado. Beginning in July 1999, the State of Nevada allowed private insurance companies to offer workers' compensation products. In addition, premiums ceded under the low-level reinsurance agreement are decreasing as it is in run-off starting July 1, 2000.

Professional fees decreased approximately $4.5 million or 35% primarily due to the sale of the pharmacy operations in Texas in the fourth quarter of 1999 and staffing reductions in the Company's affiliated Texas and Arizona medical groups.

Investment and other revenues was down slightly by $17,000 over the comparable prior year period primarily due to a decrease in invested balances. Net realized losses included in investment and other revenues for the three months ended September 30, 2000 were $105,000 compared to net realized losses of $229,000 in the comparable prior year period.

Total medical expenses increased $17.8 million over the same three-month period last year. Medical expenses as a percentage of medical premiums and professional fees ("Medical Care Ratio") increased by 260 basis points to 83.3% for the quarter ended September 30, 2000 compared to the same prior year period. The increase in the Medical Care Ratio is primarily due to the increase in Medicare members as a percentage of fully insured members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. In Houston, hospital costs were higher due to increased hospital rates.

Included in medical expenses is the utilization of $1.6 million of premium deficiency reserve to offset losses on contracts in Texas for the three months ended September 30, 2000 compared to a utilization of $13.0 million in the same prior year period. Also included in medical expenses for the three months ended September 30, 1999 is the utilization of $1.4 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

Total military contract expenses for the three-month period ended September 30, 2000 increased by $25.8 million to $99.9 million compared to the prior year period. The increase was primarily due to the costs associated with the accrued bid price adjustment revenues.

Specialty product expenses increased $18.7 million. The combined ratio for the workers' compensation insurance business for the three months ended September 30, 2000 was 104.5% compared to 94.5% for the comparable prior year period. The increase was due to an increase in the loss and loss adjustment expense ("LAE") ratio to 79.2% from 61.0% in 1999, partially offset by a decrease in the expense ratio to 23.3% from 33.5% in 1999. The remaining variance is due to policyholders' dividends incurred for participating policies issued in the State of Nevada. The policyholders' dividend ratio in 2000 was 2.0% while no dividends were incurred in 1999.

The higher loss and LAE ratio for the three months ended September 30, 2000 is due primarily to the initial run-off of the low-level reinsurance agreement, which expired on June 30, 2000, and to establishing a higher loss ratio on the current accident year compared to the prior year period. In accordance with the terms of the low-level reinsurance agreement, the Company elected to continue coverage on a run-off basis for all policies in force on June 30, 2000. On July 1, 2000, the Company entered into a reinsurance agreement that covers losses on claims in excess of $250,000 per occurrence for policies issued after June 30, 2000. The higher loss ratio for the current accident year was in response to the significant adverse development experienced by the Company in the second quarter of 2000 when additional reserves of $19.2 million were recorded. The Company did not record any prior year loss development in either the current quarter or the comparable prior year period.

The reduction in the expense ratio is primarily due to the higher premium volume earned in 2000 compared to 1999. For the quarter ended September 30, 2000, net premiums earned were $38.3 million or 75% higher than the $21.9 million in the comparable prior year quarter. As a percentage of net earned premiums, policy acquisition costs, which are comprised of commissions, premium taxes and boards and bureaus expenses, increased to 10.8% from 10.1% in 1999 due to a lower credit percentage for low-level ceding commissions. Total non-policy acquisition expenses were $4.8 million compared to $5.1 million in 1999, a decrease of 6% and as a percentage of net earned premiums were 12.5% compared to 23.4% for the prior year period. Gross premiums earned for the quarter increased from $38.8 million in 1999 to $57.2 million in 2000, an increase of 47%.

General, administrative and marketing ("G&A") costs increased slightly to $34.3 million compared to the third quarter of 1999. As a percentage of total revenues, G&A costs for the third quarter of 2000 decreased to 9.1% from 10.6% in 1999 due primarily to the higher revenues in the period. As a percentage of medical premium revenues, G&A costs represent 15.5% and 16.9% for the third quarter 2000 and 1999, respectively. Excluding the utilization of premium deficiency reserves of $.4 million in the third quarter of 2000 compared to $8.5 million in the same prior year period, G&A costs for the third quarter of 2000 are lower by $8.0 million due to lower Texas costs as well as a $1.1 million decrease in depreciation and amortization expense, primarily related to the write-down of goodwill and other impaired assets in the second quarter of 2000.

Interest expense and other increased $1.9 million for the three months ended September 30, 2000, compared to the same prior year period primarily due to an increase in debt as well as an increase in the Company's cost of borrowing.

For the current year period, the Company recorded $1.3 million of tax expense for an effective tax rate of 32.3% compared to 33.2% for the same prior year period. The Company's effective tax rate is less than the 35% statutory rate primarily due to tax preferred investments.

Results of Operations, Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999.

The Company's total operating revenues for the nine months ended September 30, 2000, increased approximately 8.9% to $1,041.7 million from $956.5 million for the nine months ended September 30, 1999. The increase was primarily due to increases in medical premium revenues of $45.5 million or 7%, military revenues of $20.3 million or 9% and specialty product revenues of $32.7 million or 49%, offset by a decrease in professional fees of $11.2 million and investment and other revenues of $2.1 million.

Total member months for the HMO and insurance subsidiaries decreased approximately 3%. Commercial and Medicaid HMO member months in total decreased approximately 4% and managed indemnity member months decreased approximately 9%. These decreases were partially offset by an increase in Medicare member months of approximately 7%. In Nevada, commercial and Medicaid HMO member months remained relatively constant and Medicare member months increased approximately 2%. In Texas, commercial member months decreased approximately 8%, while Medicare member months increased 30%. Such growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate.

The Company's HMO and insurance subsidiaries' average premium rate per member increased approximately 11% for the nine months ended September 30, 2000 compared to the same period in the prior year. The Nevada commercial and Medicaid HMO average premium rate per member increased approximately 4% and the Nevada area Medicare HMO average rate per member increased approximately 9%. The increase in the Nevada area Medicare HMO rates is primarily due to the Company's exit from the Arizona Medicare program effective January 1, 2000. The amount of premium received from HCFA per Medicare member is higher in Las Vegas than in the Company's Arizona market. HCFA's established rate per member increased 4% for the Las Vegas area. Over 97% of the Company's Las Vegas Medicare members are enrolled in the HCFA Social HMO. The Company's premium received from HCFA is higher for Social HMO members. HCFA might adjust the reimbursement factor for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on the Company's business. Managed indemnity premium rates per member increased approximately 12%.

                 SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS (continued)

Results of Operations, Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999 (continued)



The Texas commercial HMO average premium rate per member increased approximately 15% in the nine months ended September 30, 2000 compared to the same period in the prior year. Commercial rate increases on renewals were greater than 10% for Dallas. The Texas Medicare average rate decreased approximately 2% primarily due to an increase in Medicare membership in Dallas and certain counties in Houston, which has a lower rate than most of the Company's Medicare members in the Beaumont area outside of Houston.

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

The Company markets its HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare, through its internal sales personnel and independent insurance brokers. Such brokers receive commissions based on the premiums received from each group. The Company's agreements with its member groups are usually for twelve months and are subject to annual renewal. For the nine months ended September 30, 2000, the Company's ten largest commercial HMO employer groups were, in the aggregate, responsible for less than 10% of its total revenues. Although none of such employer groups accounted for more than 2% of total revenues for that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect on the Company's business.

Military contract revenues increased to $238.5 million from $218.2 million or 9%. The increase in revenue is primarily attributable to additional accrued bid price adjustment revenues related to a true-up of prior periods' information received from the government in the third quarter 2000. Partially offsetting this was a decrease recorded in the first quarter for a reduction in the at-risk health care population of beneficiaries as additional beneficiaries enrolled with military treatment facility primary care managers. The Company is not at-risk for those TRICARE eligibles and receives less revenue related to them from the government.

Specialty product revenues increased $32.7 million or 49% to $98.9 million, for the nine months ended September 30, 2000, compared to the same prior year period. Specialty product revenues and expenses are primarily related to the workers' compensation insurance business. The increase in specialty product revenues related to the workers' compensation insurance segment was primarily due to premium growth, which has occurred since July 1999 and premium rate increases for California policies issued in 2000, which have averaged over 30% on renewal policies, as well as new business in Nevada and Colorado. Beginning in July 1999, the State of Nevada allowed private insurance companies to offer workers' compensation products. In addition, premiums ceded under the low-level reinsurance agreement are decreasing as it is in run-off starting July 1, 2000.

Professional fees were $29 million for the nine months ended September 30, 2000, a decrease of $11.2 million or 28% compared to the prior year period.
The reduction is due to the sale of the pharmacy operations in Texas in the fourth quarter of 1999, the closure of inpatient operations at Mohave Valley Hospital in the first quarter of 1999 and the staffing reductions at the Company's affiliated medical groups in Texas and Arizona.

Investment and other revenues decreased $2.1 million over the comparable prior year period primarily due to a decrease in invested balances. Approximately $739,000 of the difference was due to net realized losses recognized in the current year of $892,000 compared to net realized losses of $153,000 in the prior year period.

Total medical expenses increased $91.8 million to $630.9 million over the same nine-month period last year. Included in medical expenses for the nine months ended September 30, 2000, are $30.5 million for reserve strengthening, primarily for adverse development related to prior periods' medical claims, $15.5 million of additional premium deficiency for Texas operations and $10.2 million of other non-recurring medical costs, the majority of which were recorded in the second quarter. Included in medical expenses for the nine months ended September 30, 1999 is $8.1 million of premium deficiency expense for Arizona and rural Nevada counties, which was recorded in the first quarter. Excluding these items, medical expenses increased $43.6 million or 8%, and the Medical Care Ratio increased from 81.1% to 83.4% for the nine months ended September 30, 2000 compared to the same prior year period. The increase in the Medical Care Ratio is primarily due to the increase in Medicare members as a percentage of fully insured members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received. In addition, hospital costs in southern Nevada were higher primarily due to an increase in bed days and in Houston, hospital costs were higher due to increased cost of care.

Included in medical expenses is the utilization of $16.4 million of premium deficiency reserve to offset losses on contracts in Texas for the nine months ended September 30, 2000 compared to a utilization of $25.2 million in the same prior year period. Also included in medical expenses for the nine months ended September 30, 1999 is the utilization of $6.7 million of premium deficiency reserve to offset losses primarily on Medicare risk members in Arizona and rural Nevada.

Total military contract expenses increased approximately $22.6 million, or 11%. The increase is consistent with the increase in revenues discussed previously.

Specialty product expenses increased $53.6 million or 87% over the same prior year period. The combined ratio for the workers' compensation insurance business for the nine months ended September 30, 2000 was 121.0% compared to 95.4% for the comparable prior year period. The increase was due to an increase in the loss and LAE ratio to 92.4% from 59.8% in 1999, partially offset by a decrease in the expense ratio to 26.8% from 35.6% in 1999. The remaining variance is due to policyholders' dividends incurred for participating policies issued in the state of Nevada. The policyholders' dividend ratio in 2000 was 1.8%, while no dividends were incurred in 1999.

The higher loss and LAE ratio for 2000 is due to $20.7 million in adverse development related to accident years 1999 and prior. In the first nine months of 1999, no prior accident year development was incurred. Estimated ultimate losses and LAE incurred in accident years 1996 to 1998 have developed significantly in response to the continuation of increasing claim severity patterns on the Company's California book of business. Many workers'
compensation insurance carriers in California are experiencing higher claim severity. For claims occurring on and after July 1, 1998, the Company has reinsured a percentage of the higher claim severity to its reinsurer under the Company's low-level reinsurance agreement. The low-level reinsurance agreement expired on June 30, 2000; however, the Company opted to continue ceding premiums and losses under the agreement on a run-off basis for all policies in force on June 30, 2000. On July 1, 2000, the Company entered into a reinsurance agreement that covers losses on claims in excess of $250,000 for policies issued after June 30, 2000.

The reduction in the expense ratio is due to the higher premium volume earned in 2000 compared to 1999. For the nine months ended September 30, 2000, net premiums earned were $91.0 million or 56% higher than the comparable period in 1999. As a percentage of net premiums earned, policy acquisition costs, which are comprised of commissions, premium taxes and boards and bureaus expense, decreased to 9.5% from 9.9% in 1999, and non-policy acquisition expenses decreased to 17.3% from 25.7% in 1999. Total non-policy acquisition expenses were $15.7 million compared to $15.0 million in 1999, an increase of 5%. Gross premiums earned for 2000 increased from $103.7 million in 1999 to $150.2 million in 2000, an increase of 45%.

General, administrative and marketing ("G&A") costs increased $523,000 or less than 1% compared to the same period in 1999. As a percentage of total revenues, G&A costs for the first nine months of 2000 decreased to 9.9% from 10.7% in 1999 due primarily to the higher revenues in the period. As a percentage of medical premium revenues, G&A costs represent 15.7% for the 2000 period and 16.7% for the 1999 period. Excluding the utilization of premium deficiency reserves for maintenance costs of $9.4 million for the nine months ended September 30, 2000 and $15.5 million for the same prior year period, G&A costs decreased by $6.3 million or 5.3%. A $1.9 million increase in depreciation and amortization expense, primarily related to the implementation of new computer systems, was offset by decreases in other G&A expenses, primarily related to Texas operations.

In the first nine months of 2000 and 1999, the Company incurred certain asset impairment, restructuring and other costs. See Note 2 to the condensed consolidated financial statements for a discussion of these charges.

Interest expense and other increased $4.5 million or 36% for the nine months ended September 30, 2000, compared to the same prior year period primarily due to an increase in debt as well as an increase in the Company's cost of borrowing.

For the current year period, the Company recorded $75.5 million of tax benefit for an effective tax rate of 27.2% compared to 33.3% for the same prior year period. The Company's effective tax rate is less than the 35% statutory rate primarily due to the non-deductibility of certain portions of goodwill impairment expense in the second quarter of 2000. Excluding the effect of the expenses discussed in Notes 2 and 8 to the Condensed Consolidated Financial Statements, the effective tax rate for the nine months ended September 30, 2000 was 33.2%. The Company's ongoing effective tax rate is less than the 35% statutory rate primarily due to tax preferred investments.

                 SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Company had negative cash flows from operations of $30.5 million for the nine months ended September 30, 2000, resulting primarily from a loss of $202.5 million and a net change in assets and liabilities of $57.6 million, which were offset by a non-cash impairment provision of $203.0 million, $23.6 million in depreciation and amortization and $3.0 million in provision for doubtful accounts. The decrease in cash flow resulting from the changes in assets and liabilities was primarily due to increases in deferred tax assets of $59.2 million primarily related to the charges discussed in Note 2 to the Condensed Consolidated Financial Statements. Other significant changes in assets and liabilities cash outflows were: increase in reinsurance recoverable of $73.9 million, primarily due to increased business as well as development on prior years' loss estimates; increase in gross military accounts receivables of $37.0 million; and a reduction in unearned premiums of $23.6 million due to the late Medicare payment from HCFA for October of approximately $29.1 million. These cash outflows were partially offset by an increase in losses and LAE reserves of $91.5 million, due to increased workers' compensation business, and an increase in military health care payable of $25.1 million.

Sierra Military Health Services, Inc., ("SMHS") receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense ("DoD"). SMHS also accrues revenue on a monthly basis for the contractually specified Bid Price Adjustment ("BPA") process and for contract change orders.

The BPA process serves to adjust the DoD's monthly payments to SMHS because such payments are based in part on DoD estimates for beneficiary population, beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information has been made available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. During April 2000, the Company completed BPA's 2 and 3 with the DoD resulting in a cash payment to the Company of $13.0 million during the second quarter. On November 3, 2000, SMHS received a subsequent payment of approximately $17 million associated with a partial settlement with the DoD on BPA's 4 through 7.

As SMHS implements DoD-directed contract change orders, revenue is accrued on a percentage of completion basis until price negotiations are settled. In the second quarter, the Company received payments from the DoD of $6.0 million related to three specific change orders and an additional $4.0 million in the third quarter.

At June 30, 2000, the Company was not in compliance with certain financial covenants relating to its line of credit. The borrowed amount outstanding on the line of credit as of September 30, 2000 was $185 million. Under the terms of its line of credit, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate repayment of the Company's outstanding obligations under its line of credit. The lenders waived the Company's compliance with these covenants under its line of credit. The waiver was effective as of June 30, 2000 and, as extended, expired on October 31, 2000. The Company was unable to reach terms with the lenders on the fees and length of a new waiver and received a Notice of Default on November 8, 2000 from its lenders with respect to the Company's compliance with the financial covenants. The waivers included amendments (fourth through sixth) to the line of credit, which, among other things, required that the Company grant its lenders a security interest in certain personal property of the Company, reduced the availability under the line of credit to $185 million, increased the Company's borrowing rate by 287.5 basis points with interest to be paid monthly and provided for the payment of additional fees by the Company. In addition, the fourth amendment provided for a guaranty of the debt by the majority of the Company's wholly-owned non-regulated subsidiaries, including CII Financial, Inc., but excluding Sierra Military
Health Services, and for the pledge of common stock of a majority of the Company's wholly-owned subsidiaries, excluding CII Financial, Inc., and its subsidiaries.

                 SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

With the expiration of the waiver on October 31, 2000, the Company is continuing to pay interest at the default rate of LIBOR plus 5.25%. There can be no assurances that a new amendment with revised covenants will be obtained.

Notwithstanding the expiration of the waiver, the Company is currently negotiating a further amendment to its line of credit with its lenders, to minimize the potential for future covenant defaults.
While the Company believes that its best interests, and those of its lenders, would be served through an amendment to the line of credit, there can be no assurance that such an amendment will ultimately be consummated, or that in the event the Company does obtain such an amendment to its line of credit, the Company will be able to maintain compliance with its covenants. In the meantime, the Company has been aggressively exploring various strategic options, and has been taking steps to conserve and manage its cash flow; however, there is no assurance that these actions will be successful.

In accordance with Statement of Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor", the Company has classified the entire outstanding balance under its line of credit as a current liability as of September 30, 2000.

During the nine months ended September 30, 2000, the Company had net borrowings of $25.0 million under its line of credit, which was offset by $7.0 million used for the reduction of other debt. In addition to the borrowings, cash inflows in the nine months ended September 30, 2000 included a $23.4 million net change in investments and $1.6 million received in connection with the sale of stock through the Company's stock plans. Offsetting the above cash inflows was $13.6 million in net capital expenditures including costs associated with the Company's technology initiatives to improve new systems and to establish web-based applications. In March 2000, the Company sold its interest in TriWest Healthcare Alliance in exchange for a note receivable in the amount of $3.7 million. This note is payable in six monthly installments starting at the end of October 2000.

The Company has a revised 2000 capital budget of under $20.0 million, primarily for computer hardware and software, furniture and equipment and other requirements due primarily to the Company's computer system initiatives. The Company's liquidity needs over the next six months will primarily be to fund anticipated temporary negative cash flow at SMHS, restructuring and other related run-off costs in Texas (see Note 2 to the Company's Condensed Consolidated Financial Statements), and for the debt service and capital items noted above.

As part of its initiative to reduce the Texas funding requirements, in October 2000, the Company entered into an agreement to sell certain assets of its Houston operations. The transaction is anticipated to close prior to the year end and will reduce on-going cash flow losses of approximately $1.0 to $1.5 million per month. However, run-off costs for healthcare claims and other costs are anticipated to be approximately $7 million which would be paid over the following nine to twelve months. In addition, the Company completed the asset sale of its affiliated Texas medical group in October 2000. Run-off costs associated with this sale are expected to exceed $5 million with most costs paid in the following nine to twelve months.

To facilitate a reduction of the balance on its line of credit, if an amendment to its line of credit is successfully negotiated, the Company anticipates or has accomplished the following actions:

o Sale and/or lease of the Company's Texas and Arizona real estate
o Asset securitization or financing of military receivables, expected to be completed within 90 days
o Completed the sale of the Company's airplane for $9.5
  million in early  November 2000
o Sale-leaseback of substantially all of the Company's Nevada real estate, expected to be completed no later than the first quarter of 2001

Furthermore, the Company has initiated a plan through which an annual overhead reduction of over $7.0 million is expected. The Company believes the actions delineated above along with operating cash flow should enable it to fund its debt service and capital expenditures, as well as meet its liquidity needs.

In the second quarter of 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to the Company's Chief Executive Officer ("CEO"). In April 2000, the Company's Board of Directors authorized a $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. As of September 30, 2000, the aggregate principal outstanding and accrued interest for both instruments was $5.3 million. All borrowed amounts bear interest at a rate equal to the rate at which the Company could have borrowed funds under its line of credit facility at the time of the borrowing plus 10 basis points.

The holding company may receive dividends from its HMO and insurance subsidiaries which generally must be approved by certain state insurance departments. The Company's HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $24.0 million as of September 30, 2000. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholder's equity, on a statutory basis, ranging from $1.5 million to $5.2 million, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C., ("TXHC") entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million. Of the cash and cash equivalents held at September 30, 2000, $41.4 million is designated for use only by the regulated subsidiaries.

Such amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements. As of September 30, 2000 and for the remainder of the year, the payment of any dividends by the HMO and insurance subsidiaries would require prior approval by the applicable insurance regulators. Remaining amounts are available on an unrestricted basis.

CII Financial, Inc., a wholly-owned subsidiary that the Company acquired in 1995, has $47.0 million of convertible subordinated debentures (the "Debentures") due September 15, 2001 and bearing interest at 7 1/2%, which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.40 per share. The Debentures are general unsecured obligations of CII Financial and are not guaranteed by Sierra. In August 2000, CII Financial became a guarantor of the debt owed under the Company's line of credit. In the event of a demand to perform on the guaranty, the Debentures would be subordinated to the debt owed under the line of credit. During the nine months ended September 30, 2000, CII Financial purchased $3.5 million of the Debentures on the open market.

CII Financial has limited sources for its cash and had to borrow approximately $365,000 from the Company to make the September 15, 2000 interest payment. Absent any funding from the Company, CII
Financial would be dependent upon dividends from its subsidiary, California Indemnity Insurance Company ("California Indemnity") to meet its debt payment obligations. Currently, California Indemnity cannot pay any dividends without prior approval by the California Department of Insurance as it has no earned surplus and it is unlikely that it will have sufficient earned surplus from which to pay a dividend to CII Financial when the Debentures mature in 2001. It is also unlikely that the Company will be in a position to lend any or enough funds to CII Financial to pay the Debentures when they mature due to the current limitations of the line of credit facility. Accordingly, CII Financial will not have readily available funds to pay the Debentures when they mature.

CII Financial and the Company are investigating strategies to resolve this issue. Such strategies include, but are not limited to, refinancing the Debentures, extending the maturity date, exchanging the Debentures at a discount for cash and/or equity or spinning off the subsidiary.
There can be no assurances that CII Financial or the Company can successfully implement a strategy for the repayment or refinancing of the Debentures.

Membership

     The Company's membership at September 30, 2000 and 1999 was as follows:



                                                                          Number of Members at September 30

                                                                             2000                    1999
                                                                             ----                    ----
HMO

  Commercial..................................................              244,900                  257,100
  Medicare....................................................               53,000                   50,400
  Medicaid (1)................................................               13,300                   12,000
Managed Indemnity.............................................               31,100                   37,300
Medicare Supplement...........................................               28,300                   27,800
Administrative Services.......................................              282,900                  290,300
TRICARE Eligibles.............................................              617,700                  610,000
                                                                         ----------               ----------
Total Members.................................................            1,271,200                1,284,110
                                                                          =========                =========

(1)      In prior years, Medicaid was included in commercial membership.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's available for sale investments are substantially owned by the HMO and insurance subsidiaries. As of September 30, 2000, unrealized holding losses on available for sale investments have decreased by $4.8 million since the 1999 year end primarily due to a decrease in interest rates, and thus, an increase in the market value of bonds. The Company believes that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

                  SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

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

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                      (10.1)        Security Agreement dated as of
                                    August 23, 2000 among Sierra Health
                                    Services, Inc., Banks party to
                                    the Credit Agreement  and Bank of
                                    America, N.A., as Administrative Agent

                      (10.2) Guaranty dated as of August 23, 2000 among Sierra Health Services, Inc., Banks party to the Credit Agreement and Bank of America, N.A., as Administrative Agent

                      (10.3) Waiver and Fourth Amendment to Credit Agreement dated as of August 14, 2000 among Sierra Health Services, Inc., Banks party to the Credit Agreement and Bank of America, N.A., as Administrative Agent

                      (10.4) Waiver and Fifth Amendment to Credit Agreement dated as of September 15, 2000 among Sierra Health Services, Inc., Banks party to the Credit Agreement and Bank of America, N.A., as Administrative Agent

     (10.5) Waiver and Sixth Amendment to Credit Agreement dated October 11, 2000 among Sierra Health Services, Inc., Banks party to the Credit Agreement and Bank of America, N.A., as Administrative Agent

                  SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)

     (10.6) Sierra Health Services, Inc., 1995 Long-Term Incentive Plan, As Amended and Restated as of May 12, 1998; As amended
December 9, 1999,  May 18, 2000, and June 13, 2000

     (10.7) Sierra Health Services, Inc., 1995 Non-Employee Directors' Stock Plan As Amended and Restated through August 10, 2000

     (27) Financial Data Schedule

     (99) Registrant's current report on Form 8-K dated March 15, 2000, incorporated herein by reference

              (b)     Reports on Form 8-K

                      The Company has not filed any Reports on Form 8-K during this reporting period.

                  SIERRA HEALTH SERVICES, INC., AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the duly authorized undersigned.

                                   SIERRA HEALTH SERVICES, INC.
                                         (Registrant)

Date:  November 14, 2000           /S/ PAUL H. PALMER

                                   Paul H. Palmer

                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)