Form 10-K
period 2000-12-31
SIERRA HEALTH SERVICES INC
filed 2001-03-28
CIK 754009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       (Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2001 was $111,308,000.

The number of shares of the registrant's common stock outstanding on March 15, 2001 was 27,513,000.

                                         DOCUMENTS INCORPORATED BY REFERENCE
  DOCUMENT                                          WHERE INCORPORATED

  Registrant's Current Report on                              Part I
  Form 8-K dated March 20, 2001.                              Part II, Item 7

Portions of the registrant's definitive                       Part III
proxy statement for its 2001 annual
meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.

                          SIERRA HEALTH SERVICES, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                               Page
                                                       PART I

Item  1.      Description of Business ..................................................................          1

Item  2.      Description of Properties.................................................................         16

Item  3.      Legal Proceedings.........................................................................         17

Item  4.      Submission of Matters to a Vote of Security Holders.......................................         17


                                                       PART II

Item  5.      Market for Registrant's Common Stock and
                 Related Stockholder Matters............................................................         18

Item  6.      Selected Financial Data...................................................................         19

Item  7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .............................................................         20

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk ...............................         36

Item  8.      Financial Statements and Supplementary Data...............................................         38

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................         72


                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant........................................         72

Item 11.      Executive Compensation....................................................................         72

Item 12.      Security Ownership of Certain Beneficial Owners and Management............................         72

Item 13.      Certain Relationships and Related Transactions............................................         72


                                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         73

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS
                                     GENERAL

Unless otherwise indicated, "Sierra," "we," "us," and "our" refer to Sierra Health Services, Inc. and its subsidiaries.

We are a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. Our strategy has been to develop and offer a portfolio of managed health care and workers' compensation products to employer groups and individuals. Our broad range of managed health care services is provided through the following:

o    federally  qualified  health  maintenance  organizations  or HMOs

o    managed indemnity plans

o a third-party administrative services program for employer-funded health benefit plans

o    workers' compensation medical management and fully insured programs

o ancillary products and services that complement our managed health care and workers' compensation product lines

o a subsidiary that administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1

Fiscal year 2000 was a difficult year for us. In the first and second quarters of 2000 we evaluated and then announced and adopted restructuring plans related primarily to our Texas operations. This restructuring involved a reduction in staff and the closing of some of our Texas clinic facilities, which resulted in our recording of significant goodwill and fixed asset impairment and other charges of approximately $220 million.

As a result of the asset impairment and other non-recurring charges, we were not in compliance with the financial covenants in our bank credit facility. We subsequently entered into an amended $185 million credit facility with the banks on December 15, 2000. As of December 31, 2000, the facility was reduced to $135 million as a result of our payment of $50 million that we received from the sale and leaseback of the majority of our administrative and clinical properties in Las Vegas on December 28, 2000. We are required to make semi-annual principal payments, ranging from $2 million to $10 million, on the credit facility starting in June 2001. These payments result in permanent reductions in the size of the credit facility. The amount outstanding under the credit facility fluctuates with our working capital needs.

In addition, CII Financial, our wholly-owned workers' compensation subsidiary, has outstanding approximately $47 million of convertible subordinated debentures due September 15, 2001. These debentures are subordinated obligations of CII Financial and are not guaranteed by us. CII Financial, as a holding company, has limited sources for cash and is dependent on dividends from its subsidiary, California Indemnity Insurance Company, to meet its debt payment obligations. CII Financial, as sole obligor under the debentures, currently has no available source of cash with which to pay the debentures when they mature on September 15, 2001. Due to the foregoing, in December 2000, CII Financial commenced an exchange offer in which it offered to exchange all of the debentures for cash or new debentures. There can be no assurance that CII Financial will be successful in its exchange offer.

We filed a Current Report on Form 8-K dated March 20, 2001, which is incorporated by reference, that sets forth cautionary statements pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identifies important risk factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to Sierra.

Our principal executive offices are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and our telephone number is (702) 242-7000.

Our fiscal year period is the same as the calendar year and unless otherwise indicated, any year designated will refer to the year ended December 31.

Managed Care Products and Services

Our primary types of health care coverage are HMO plans, HMO Point of Service, or POS plans, and managed indemnity plans, which include a preferred provider organization, or PPO option. The POS products allow members to choose one of the various coverage options when medical services are required instead of one plan for the entire year. As of December 31, 2000, we provided HMO products to approximately 196,600 members in Nevada and 81,200 in Texas. We also provide managed indemnity products to approximately 31,000 members, Medicare supplement products to approximately 28,100 members, and administrative services to approximately 273,200 members. Medical premiums account for approximately 62% of total revenues. Approximately 73% and 27% of our medical premiums were derived from our Nevada HMO and insurance subsidiaries and our Texas HMO, respectively, in 2000.

Health Maintenance Organizations. We operate a mixed model HMO in Las Vegas, Nevada, which means that we use our own specialty medical group as well as a network of independently contracted providers. We also operate network model HMOs in Reno, Nevada and Dallas, Texas. Independently contracted primary care physicians and specialists for the HMOs are compensated on a capitation or modified fee-for-service basis. Contracts with our primary hospitals are on a discounted per diem basis. Members receive a wide range of coverage after paying a nominal co-payment and are eligible for preventive care coverage. The HMOs do not require deductibles or claim forms when the member receives HMO benefits.

     Most of our managed health care services in Nevada are provided through our independently contracted network of approximately 2,000 providers and 13 hospitals. These Nevada networks include our multi-specialty medical group, which provides medical services to approximately 74% of our southern Nevada HMO members and employs over 160 primary care and other providers in various medical specialties. Through our affiliates the following services are offered:

o        three urgent care centers
o        home health care
o        hospice care
o        behavioral health care
o        home infusion, oxygen and durable medical equipment
o a free-standing, state-licensed and Medicare-approved ambulatory surgery center
o        radiology
o        vision
o        occupational medicine

We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

Texas Health Choice, L.C., or TXHC, has contracts with 32 hospitals for inpatient care in Dallas/Ft. Worth. Shortly after we acquired the Dallas/Ft. Worth membership of Kaiser Foundation Health Plan of Texas, or Kaiser-Texas, we changed the provider model in Dallas/Ft. Worth from a group model to a network model by overlaying individual practice association, or IPA, delivery systems on top of the existing group model to provide members with more choice. During 2000, we terminated the contractual relationship with our affiliated medical group. Currently, the Dallas/Ft. Worth members are served by approximately 2,250 independently contracted providers.

On October 24, 2000, TXHC entered into an agreement with AmCare Health Plans of Texas, Inc., or AmCare, for the sale and transfer of TXHC's membership in Houston. Effective December 1, 2000, AmCare assumed the risk associated with the commercial HMO and Medicare+Choice, or M+C, member contracts under an assumption reinsurance agreement with TXHC. The initial term of the agreement was for a period of three months, which began on December 1, 2000 and ended on February 28, 2001. As of March 1, 2001, the commercial HMO membership has been assumed by AmCare. The reinsurance agreement is continuing for the M+C members until AmCare receives approval from the Health Care Financing Administration, or HCFA, and the Texas Department of Insurance for an assignment or novation of the M+C members. The sale price is based on the number of members retained at March 1, 2001 and is adjusted based on the medical care ratio of those members. We do not expect to receive material sales proceeds from this transaction. In addition to the assumption reinsurance agreements, AmCare entered into an Administrative Services Agreement with TXHC. In consideration for TXHC's performance of administrative services related to the aforementioned membership, AmCare has agreed to pay a monthly fee based on a per member per month rate.

Our commercial plans offer traditional HMO benefits and POS benefits. At December 31, 2000, we had approximately 213,400 commercial members of which approximately 140,100 were located in Nevada, 73,200 in Texas and 100 in Arizona.

We offer a Medicare risk product for Medicare-eligible beneficiaries called Senior Dimensions in Nevada and Golden Choice in Texas. Senior Dimensions is marketed directly to Medicare-eligible beneficiaries in our Nevada service area. In the first quarter of 2000, we went to a passive sales mode for Golden Choice. We continued to offer the plan to potential customers who contacted us, as well as provide service to existing members. We have been actively marketing the Golden Choice product again since December 2000. The monthly payment received from HCFA for Medicare members is determined by formula established by Federal law.

As of December 31, 2000, we had approximately 49,900 Medicare members, of which approximately 41,900 were located in Nevada and 8,000 in Texas. Approximately 36,000 of the Nevada Medicare members were enrolled in the Social HMO, which is discussed below.

In addition, as of December 31, 2000, we had approximately 14,600 members enrolled in our Nevada HMO Medicaid risk products. To enroll in these products, an individual must be eligible for Medicaid benefits in the state of Nevada. We are paid a monthly fee for each Medicaid member enrolled by the state's managed care division.

Social Health Maintenance Organization. Effective November 1, 1996, we entered into a Social HMO II contract with HCFA pursuant to which a large portion of our Nevada Medicare risk enrollees will receive certain expanded benefits. We are one of six HMOs nationally to be awarded this contract and are the only company to have implemented the program as of December 31, 2000. We receive additional revenues for providing these expanded benefits. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on our eligible Medicare risk members. The additional benefits include, among other things, assisting the eligible Medicare risk members with typical daily living functions such as bathing, dressing and walking. These members, as identified in the health risk assessments, are those who currently have difficulty performing daily living functions because of a health or physical problem. HCFA may consider adjusting the reimbursement factors for the Social HMO members in the future. At this time, however, the final reimbursement per member has not been determined and there is no guaranty that the Social HMO contract will be renewed beyond 2003. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on our business.

Preferred Provider Organizations. Our managed indemnity plans generally offer insureds a PPO option of receiving their medical care from either contracted or non-contracted providers. Insureds pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of our PPO network. As of December 31, 2000, approximately 31,000 members were enrolled in our managed indemnity plans.

We currently provide managed indemnity, accidental death and disability, and Medicare supplement services to individuals in Arizona, California, Colorado, Iowa, Louisiana, Maryland, Mississippi, Missouri, Nevada, New Mexico and Texas. We have provided enrollees with notice of the intent to withdraw from the Colorado and Arizona service areas effective April 1, 2001 and May 1, 2001, respectively. As of December 31, 2000, our managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

Ancillary Medical Services. Among the ancillary medical services we offer in Nevada are the following:

o        outpatient surgical care
o        diagnostic testing
o        medical and surgical procedures
o        x-ray
o        CAT scans
o        mental health and substance abuse services
o        home health care services
o        hospice program
o        vision services
o        home infusion
o        oxygen
o        durable medical equipment services

These services are provided to members of our HMO, managed indemnity and administrative service plans. Mental health and substance abuse services are also provided to approximately 145,000 participants from non-affiliated employer groups and insurance companies.

Administrative Services. Our administrative services products provide, among other things, utilization review and PPO services to large employer groups that are usually self-insured. As of December 31, 2000, approximately 273,200 members were enrolled in our administrative services plans. The results of operations for these services are included in specialty product revenues and expenses in the Consolidated Statements of Operations.

Military Contract Services

Sierra Military Health Services, Inc. On September 30, 1997, the Department of Defense, or DoD, awarded us a triple-option health benefits contract, known as TRICARE to provide managed health care coverage to eligible beneficiaries in Region 1. This region has approximately 621,000 eligible individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. Sierra Military Health Services, Inc., or SMHS, completed an eight month implementation phase in May 1998 and began providing health care benefits on June 1, 1998 under the TRICARE contract.

Under the TRICARE contract, SMHS provides health care services to dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. We also perform specific administrative services, including health care appointment scheduling, enrollment, network management and health care management services. We perform these services using DoD information systems. If all five option periods are exercised by the DoD and no extensions of the performance period are made, health care delivery will end on May 31, 2003, followed by an additional eight month phase out of the Region 1 managed care support contract.

In June 1996, the DoD awarded a TRICARE contract to TriWest Healthcare Alliance, a consortium consisting of Sierra and 13 other health care companies, to provide health services to Regions 7 and 8, which include a total of 16 states. During the first quarter of 2000, we sold our interest in TriWest Healthcare Alliance in exchange for a $3.7 million note, which approximated the carrying value of our investment.

Workers' Compensation Operations

Workers' Compensation Subsidiary. On October 31, 1995, we acquired CII Financial, Inc., or CII, for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. Through CII's insurance subsidiaries, we write workers' compensation insurance in the states of California, Colorado, Kansas, Missouri, Nebraska, Nevada, New Mexico, Texas and Utah. CII's insurance subsidiaries have licenses in 35 states and the District of Columbia and have applications pending for licenses in other states.
California, Colorado and Nevada represent approximately 77%, 8%, and 8%, respectively, of CII's fully insured workers' compensation insurance premiums in 2000. Workers' compensation insurance premiums account for approximately 9% of our total revenue. The workers' compensation subsidiary applies the discipline of managed care concepts to its operations. These concepts include, but are not limited to, the use of specialized preferred provider networks, utilization reviews by an employed board certified occupational medicine physician as well as nurse case managers, medical bill reviewers and job developers who facilitate early return to work.

Marketing

Our marketing efforts for our commercial managed care products usually involves a multi-step process. First we make a presentation to employers. Once a relationship with a group has been established and a group agreement is negotiated and signed, we focus our marketing efforts on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time of their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods.

Media communications convey our emphasis on preventive care, ready access to health care providers and service. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars, certain Internet information and direct mail advertising to clients. Members' satisfaction with our benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

Medicare risk products are primarily marketed by the HMOs' sales employees. Retention of employer groups and membership growth is accomplished through print advertising directed to employers and through consumer media campaigns.

Our workers' compensation insurance policies are sold through independent insurance agents and brokers, who may also represent other insurance companies. We believe that independent insurance agents and brokers choose to market our insurance policies primarily because of the price we charge, the quality of service that we provide and the commissions we pay. We employ full-time field underwriters in selected geographic areas who meet with agents and advise them of our services and who can provide an immediate quote on a policy. As of December 31, 2000, we had relationships with approximately 800 agents and paid our agents commissions based on a percentage of the gross written premium they produced. We also have various agency incentive programs that enable an agent to earn additional compensation if certain premium production and/or agency loss ratio goals are met. We utilize a number of promotional media, including advertising in publications and at trade fairs to support the efforts of our independent agents.

SMHS administers marketing initiatives in accordance with the TRICARE Region 1 managed care support contract. SMHS' dedicated marketing division uses a multi-faceted marketing approach to ensure that all beneficiaries within Region 1 have the opportunity to learn about the health care benefits under TRICARE and have the opportunity to make health care choices that best fit their specific needs. Marketing initiatives include direct beneficiary briefings, direct mail, newspaper advertising, newsletters and Internet web page briefs.

Membership

Period End Membership:

                                                                              At December 31,
                                             --------------------------------------------------------------------------
                                                     2000          1999         1998          1997        1996
                                                   --------      --------     --------      -------     --------
HMO:
    Commercial (1)..........................         213,000      263,000      272,000      154,000      147,000
    Medicare (2)............................          50,000       53,000       47,000       36,000       30,000
    Medicaid................................          15,000       11,000        5,000        2,000
Managed Indemnity...........................          31,000       37,000       41,000       64,000       46,000
Medicare Supplement.........................          28,000       28,000       26,000       25,000       23,000
Administrative Services (3) ................         273,000      298,000      318,000      328,000      338,000
TRICARE Eligibles...........................         621,000      610,000      606,000
                                                  ----------   ----------   --------------------------------------
    Total Membership........................       1,231,000    1,300,000    1,315,000      609,000      584,000
                                                   =========    =========    =========      =======      =======

(1) The 2000 Commercial membership does not include 12,000 Houston members sold and transferred to AmCare on December 1, 2000. (2) The 2000 Medicare membership does not include 5,000 Houston members that AmCare assumed under a reinsurance agreement on
     December 1, 2000.
(3) For comparability purposes, enrollment information has been restated to reflect the September 30, 1997 termination of our workers' compensation administrative services contract with the state of Nevada. Enrollment in the terminated plan was 163,000 at December 31, 1996.

During 2000, 1999 and 1998, we received approximately 24.2%, 23.5% and 23.0%, respectively, of our total revenues from our contract with HCFA to provide health care services to Medicare enrollees. Our contract with HCFA is subject to annual renewal at the election of HCFA and requires us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply. The termination of our contract with HCFA would have a material adverse effect on our business. In addition, there have been, and we expect that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. (See Government Regulation and Recent Regulation).

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2000, our ten largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 2% of total revenues during that period, the loss of one or more of the larger employer groups would, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between our health care delivery system and that of many other managed care providers is the fact that approximately 73% of our southern Nevada HMO members receive primary health care through our owned multi-specialty medical group. We make health care available through independently contracted providers employed by the multi-specialty medical group and other independently contracted networks of physicians, hospitals and other providers.

Under our HMOs, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. These primary care physicians and some specialists are compensated to a limited extent on the basis of how well they coordinate appropriate medical care. We have a system of limited incentive risk arrangements and utilization management with respect to our independently contracted primary care physicians. We compensate our independently contracted primary care physicians and specialists by using both capitation and modified fee-for-service payment methods. In Nevada, under the modified fee-for-service method, an incentive risk arrangement is established for institutional services. Additional amounts may be made available to certain capitated physicians if hospital costs are less than anticipated for our HMO members. For those primary care physicians receiving payments on a modified fee-for-service basis, portions of the payments otherwise due the physicians are withheld. The amounts withheld are available for payment to the physicians if, at year-end, the expenditures for both institutional and non-institutional medical services are within predetermined, contractually agreed upon ranges. It is believed that this method of limited incentive risk payment is advantageous to the physician, our company and the members because all share in the benefits of managing health care costs. We have, however, negotiated capitation and reduced fee-for-service agreements with certain specialists and primary care providers who do not participate in the incentive risk arrangements. We monitor certain health care utilization, including evaluation of elective surgical procedures, quality of care and financial stability of our capitated providers to facilitate access to service and to ensure member satisfaction.

We provide or negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. We believe that we currently have a favorable contract with our primary southern Nevada contracted hospital, Columbia Sunrise Hospital or Sunrise Hospital. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis. The per diem rate increased 3% in 2000 and is scheduled to increase approximately 4% in 2001. Since a majority of our southern Nevada hospital days are at Sunrise Hospital and another Columbia/HCA facility, this contract assists us in managing a significant portion of our medical costs. We can be and have been affected by Sunrise Hospital's limited capacity and have had to place our members in other facilities, with a higher cost to us, due to a shortage of beds at these two hospitals. In Texas, we have contracts with 18 Columbia/HCA hospitals and approximately 14 other hospitals for inpatient care in Dallas/Ft. Worth.

We believe that we have negotiated favorable rates with our contracted hospitals. For hospitals other than Sunrise Hospital, our contracts with our hospital providers typically renew automatically with both parties granted the right to terminate after a notice period ranging from three to twelve months. Reimbursement arrangements with other health care providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate is based on a per day of service charge for specified types of care), capitation or modified fee-for-service arrangements. To the extent possible, when negotiating non-physician provider arrangements, we solicit competitive bids.

We utilize two reimbursement methods for health care providers rendering services under our indemnity plans. For services to members utilizing a PPO plan, we reimburse participating physicians on a modified fee-for-service basis which incorporates a limited fee schedule and reimburses hospitals on a per diem or discounted fee-for-service basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, we reimburse non-contracted physicians and hospitals at pre-established rates, less deductibles and co-insurance amounts.

We manage health care costs through our large case management program, urgent care centers and by educating our members on how and when to use the services of our plans and how to manage chronic disease conditions. We audit hospital bills and review hospital and high volume providers claims to ensure appropriate billing and utilization patterns. We also monitor the referral process from the primary care physician to the specialty network for appropriateness. Further, in Nevada, we utilize our home health care agency and our hospice, which help to minimize hospital admissions and the length of stay.

Military Health Services. Under the TRICARE contract, dependents of active duty military personnel and military retirees and their dependents choose one of three option plans available to them for health care services: (1) TRICARE Prime (an HMO style option with a self-selected primary care manager and no deductibles), (2) TRICARE Extra (a PPO style option with deductibles and cost shares) or (3) TRICARE Standard (an indemnity style option with deductibles and cost shares). Approximately 35% of eligible beneficiaries receive their primary care through existing military treatment facilities. SMHS negotiated discounted contracts with approximately 32,000 individual providers, 2,000 institutions and 7,000 pharmacies to provide supplemental network access for TRICARE Prime and Extra beneficiaries. SMHS' contracts with providers are primarily on a discounted fee-for-service basis with renewal and termination terms similar to our commercial practice. SMHS is at-risk for and manages the health care service cost of all TRICARE Extra and Standard beneficiaries as well as a small percentage of TRICARE Prime beneficiaries.

Risk Management

We maintain general and professional liability and property and fidelity insurance coverage in amounts that we believe are adequate for our operations. Our multi-specialty medical groups maintain excess malpractice insurance for the providers presently employed by the group. In Nevada and Arizona, we have assumed the risk for the first $250,000 per malpractice claim, not to exceed $1.5 million in the aggregate per contract year up to our limits of coverage. In Texas, we have assumed no self-insured retention per claim. The aggregate maximum limits for each of these policies is $30 million per year. In addition, we require all of our independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which we contract are self-insured. We also maintain stop-loss insurance that reimburses us between 50% and 90% of hospital charges for each individual member of our HMO or managed indemnity plans whose hospital expenses exceed, depending on the contract, $75,000 to $200,000, during the contract year and up to $2.0 million per member per lifetime.

We also maintain excess catastrophic coverage for one of our wholly-owned HMOs, Health Plan of Nevada, Inc., or HPN, that reimburses us for amounts by which the ultimate net loss exceeds $400,000, but does not exceed the annual maximum of $19.6 million per occurrence and $39.2 million per contract. In the ordinary course of our business, however, we are subject to claims that are not insured, principally claims for punitive damages.

Effective July 1, 1998, workers' compensation claims with dates of injury occurring on or after that date, were reinsured under a quota share and excess of loss agreement, which we refer to as "low level" reinsurance, with Travelers Indemnity Company of Illinois, which is rated A+ by the A.M. Best Company. The low level reinsurance provided quota share protection for 30% of the first $10,000 of each loss, excess of loss protection of 75% of the next $40,000 of each loss and 100% of the next $450,000 on a per occurrence basis. The maximum net loss retained on any one claim, up to $500,000, ceded under this treaty was $17,000. This agreement continued until June 30, 2000, when we executed an option for a twelve month extension relating to the run-off of policies in force as of June 30, 2000, which covers claims arising under our policies during the term of the extension.

In addition to the low level reinsurance, effective January 1, 2000 we entered into a reinsurance contract that provides statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract is in effect for claims occurring on or after January 1, 2000 through December 31, 2002. The reinsurer, National Union Fire Insurance Company, which is rated A+ by the A.M. Best Company, has a limited ability to cancel this treaty on each anniversary of inception during that period. Effective July 1, 2000, we entered into a reinsurance contract, also with National Union Fire Insurance Company, that provides $250,000 of coverage for workers' compensation claims in excess of $250,000 per occurrence. The contract is in effect for claims occurring on policies with effective dates beginning July 1, 2000 and thereafter. The reinsurer has the ability to cancel the treaty if written notice is provided 90 days prior to each anniversary of inception.

Information Systems

We use data processing systems, which assist us in, among other things, pricing our services, monitoring utilization and other cost factors, providing bills on a timely basis, identifying accounts for collection and handling various accounting and reporting functions. Our imaging and workflow systems are used to process and track claims and coordinate customer service. Where it is cost efficient, our systems are connected to large provider groups, doctors' offices, payors and brokers to enable efficient transfer of information and communication. In 2000, we began to provide secure access to basic eligibility and claims information to selected providers via an Internet pilot web site. In 2001, this Internet-based access will be expanded, with security, so members can access more information and perform self-service transactions. We view our information systems capability as critical to the performance of ongoing administrative functions and integral to quality assurance and the coordination of patient care. We are continually modifying or improving our information systems capabilities in an effort to improve operating efficiencies and service levels.

Quality Assurance and Improvement

We promote continuous improvement in the quality of member care and service through our quality programs. Our quality programs are a combination of quality assurance activities, including the retrospective monitoring and problem solving associated with the quality of care delivered, continuous quality improvement activities, and analysis of ongoing aggregate data for purposes of prospective planning.

Our quality assurance methodology is based on (i) reviews of adverse health outcomes as well as appropriateness and quality of care; (ii) focused reviews of high volume/high risk diagnoses or procedures; (iii) monitoring for trends; (iv) peer review of the clinical process of care; (v) development and implementation of corrective action plans, as appropriate; (vi) monitoring compliance/adherence to corrective action plans; and (vii) assessment of the effectiveness of the corrective action plans.

Our quality improvement methodology is based on (i) collection and analysis of data; (ii) analysis of barriers to achieving goals and/or benchmarks; (iii) development and implementation of interventions to address barriers; (iv) remeasurement of data to assess effectiveness of interventions; (v) development and implementation of new or additional interventions, as appropriate; and (vi) follow-up remeasurement of data to assess effectiveness or sustained impact.

Several independent organizations have been formed for the purpose of responding to external demands for accountability in the health care industry. We have voluntarily elected to be evaluated by one of these external organizations, the National Committee for Quality Assurance, or NCQA. NCQA is an independent, not-for-profit organization that evaluates managed care organizations.

The NCQA accreditation process includes rigorous evaluations conducted by a team of physicians and managed care experts. According to NCQA officials, the standards are purposely set high to encourage health plans to continuously enhance their quality. No comparable evaluation exists for fee-for-service health care. NCQA evaluates plans on approximately 50 quality standards that fall into six categories: Quality Management and Improvement; Physician Credentials; Members' Rights and Responsibilities; Preventive Health Services; Utilization Management; and Medical Records. In 2000, HPN earned an "Accredited" status from the NCQA for its HMO and Medicare products. The NCQA accreditation for TXHC expired in April of 2000. We have voluntarily postponed our accreditation renewal process for TXHC and intend to seek NCQA accreditation in early 2002.

There can be no assurance, however, that we will maintain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations could have on HPN's or TXHC's competitive positions in southern Nevada and Dallas/Fort Worth respectively.

Underwriting

HMO. We structure premium rates for our various health plans primarily through community rating and community rating by class methods. Under the community rating method, all costs of basic benefit plans for our entire membership population are aggregated. These aggregated costs are calculated on a "per member per month" basis and converted to premium rates for various coverage types, such as single or family coverage. The community rating by class method is based on the same principles as community rating except that actuarial adjustments to premium rates are made for demographic variations specific to each employer group including the average age and sex of their employees, group size and industry. All employees of an employer group are charged the same premium rate if the same coverage is selected.

In addition to premiums paid by employers, members also pay co-payments at the time certain services are provided. We believe that co-payments encourage appropriate utilization of health care services while allowing us to offer competitive premium rates. We also believe that the capitation method of provider compensation encourages physicians to provide only medically necessary and appropriate care.

Managed Indemnity. Premium charges for our managed indemnity products are set in a manner similar to the community rating by class method described above. This rate calculation utilizes similar demographic adjustment factors including age, sex and industry factors to develop group-specific adjustments from a given per member per month base rate by plan. Actual health claim experience is used in whole or in part to develop premium rates for larger insurance member groups. This process includes the use of utilization experience, adjustments for incurred but not reported claims, inflationary factors, credibility and specific reinsurance pooling levels for large claims.

Workers' Compensation. Prior to insuring a particular risk, we review, among other factors, the employer's prior loss experience and other pertinent underwriting information. Additionally, we determine whether the employer's employment classifications are among the classifications that we have elected to insure and if the amounts of the premiums for the classifications are within our guidelines. We review these classifications periodically to evaluate whether they are profitable. Of the approximately 550 employment classifications in California, we are willing to insure approximately two-thirds. The remaining classifications are either excluded by our reinsurance treaty or are believed by us to be too hazardous or not profitable. In addition, we increase our requirements for certain classifications to increase the likelihood of profitability.

Once an employer has been insured by us, our loss control department may assist the insured in developing and maintaining safety programs and procedures to minimize on-the-job injuries and industrial health hazards. The safety programs and procedures vary from insured to insured. Depending upon the size, classifications and loss experience of the employer, our loss control department will periodically inspect the employer's places of business and may recommend changes that could prevent industrial accidents. In addition, severe or recurring injuries may also warrant on-site inspections. In certain instances, members of our loss control department may conduct special educational training sessions for insured employees to assist in the prevention of on-the-job injuries. For example, employers engaged in contracting may be offered a training session on general first aid and prevention of injuries from specific work exposures.

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO networks, other HMOs, such as Nevada Care, Inc., Pacificare Health Systems, Inc., Aetna and United Healthcare Corp. and traditional indemnity carriers, such as Blue Cross/Blue Shield. Many of our competitors have substantially larger total enrollments, greater financial resources and offer a broader range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large PPO network and flexible benefit plans to attract new members. Competitive pressures may result in reduced membership levels. Any reductions could materially affect our results of operations.

Workers' Compensation. Our workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. Since open rating became effective for policyholders in 1995, there have been substantial reductions in premiums. The premium rate increases on policies renewed in California during 2000 were approximately 26%. For the second half of the year, rate increases averaged approximately 36%. Based on public information, other California workers' compensation companies are issuing year 2000 policies at rates 20% to 40% in excess of the expiring rates. For the first two months of 2001, the average renewal rate increase for our California policies was approximately 42%.

Approximately 180 companies wrote workers' compensation insurance in California in 2000, including the State Compensation Insurance Fund, which is the largest writer in California. Many of our competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage and have greater financial resources and distribution capability than we do.

Losses and Loss Adjustment Expenses

In workers' compensation insurance, several years may elapse between the occurrence of a loss and the final settlement of the loss. To recognize liabilities for unpaid losses, we establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses for insured events, including reserves for events that have been incurred but not reported or IBNR.

When a claim is reported, our claims personnel initially establish reserves on a case-by-case basis for the estimated amount of the ultimate payment. These estimates reflect the judgment of the claims personnel based on their experience and knowledge of the nature and value of the specific type of claim and the available facts at the time of reporting as to severity of injury and initial medical prognosis. Included in these reserves are estimates of the expenses of settling claims, including legal and other fees. Claims personnel adjust the amount of the case reserves as the claim develops and as the facts warrant.

IBNR reserves are established for unreported claims and loss development relating to current and prior accident years. In the event that a claim that occurred during a prior accident year was not reported until the current accident year, the case reserve for the claim typically will be established out of previously established IBNR reserves for that prior accident year. Unallocated loss adjustment expense reserves are established for the estimated costs related to the general administration of the claims adjustment process.

The National Association of Insurance Commissioners requires that we submit a formal actuarial opinion concerning loss reserves with each statutory annual report. The annual report must be filed with each applicable state department of insurance on or before March 1 of the succeeding year. The actuarial opinion must be signed by a qualified actuary as determined by the applicable state insurance regulators. We retain the services of a qualified independent actuary to periodically review our loss reserves.

We review the adequacy of our reserves on a periodic basis and consider external forces including changes in the rate of inflation, the regulatory environment, the judicial administration of claims, medical costs and other factors that could cause actual losses and loss adjustment expenses, or LAE to change. Reserves are reviewed with our independent actuary at least annually. The actuarial projections include a range of estimates reflecting the uncertainty of projections. We evaluate the reserves in the aggregate, based upon the actuarial indications, and make adjustments where appropriate. Our Consolidated Financial Statements provide for reserves based on the anticipated ultimate cost of losses. We also supplement our analyses by comparing our paid losses and incurred losses to similar data provided by the California Workers' Compensation Insurance Rating Bureau for all California workers' compensation insurance companies.

Government Regulation and Recent Legislation

HMOs and Managed Indemnity. Federal and state governments have enacted statutes that extensively regulate the activities of HMOs. Growing government concerns over increasing health care costs and quality of care could result in new or additional state or federal legislation that would impact health care companies, including HMOs, PPOs and other health insurers. Among the areas regulated by federal and state law are the scope of benefits available to members, grievances and appeals, prompt payment of claims, premium structure, procedures for review of quality assurance, enrollment requirements, the relationship between an HMO and its health care providers and members, licensing and financial condition.

Government regulation of health care coverage products and services is a changing area of law that varies from jurisdiction to jurisdiction. Changes in applicable laws and regulations are continually being considered and interpretation of existing laws and rules also may change from time to time. Regulatory agencies generally have broad discretion in interpreting laws and promulgating regulations to enforce their interpretations.

While we are unable to predict what regulatory changes may occur or the impact on us of any particular change, our operations and financial results could be negatively affected by regulatory revisions. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act, or ERISA, which regulates insured and self-insured health coverage plans offered by employers, pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to control medical costs and may adversely affect financial results.

In addition to changes in applicable laws and regulations, we are subject to various audits, investigations and enforcement actions. These include possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by HCFA. Violation of government laws and regulations could result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

We have HMO licenses in Nevada, Texas and Arizona. Our HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada State Board of Health, the Texas Department of Insurance and the Arizona Department of Insurance. Our health insurance subsidiary is domiciled and incorporated in California and is licensed in 43 states and the District of Columbia. It is subject to licensing and other regulations of the California Department of Insurance as well as the insurance departments of the other states in which it operates or holds licenses. Our HMO and insurance premium rate increases are subject to various state insurance department approvals. Our Nevada HMO and health insurance subsidiaries currently maintain a home office and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada. This property was not sold as part of our December 2000 sale-leaseback transaction. We intend to take all necessary steps to continue to comply with eligibility requirements for these credits. The elimination or reduction of the premium tax credit would have a material adverse effect on our results of operations.

We are subject to the Federal HMO Act and its regulations. Our HMOs are federally qualified under this Act. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to our health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of a person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

Under the "corporate practice of medicine" doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing, or holding themselves out as providers of, medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although we seek to structure our operations to comply with corporate practice of medicine laws in all states in which we operate, there can be no assurance that, given the varying and uncertain interpretations of those laws, we would be found to be in compliance with those laws in all states. A determination that we are not in compliance with applicable corporate practice of medicine laws in any state in which we operate could have a material adverse effect on us if we were unable to restructure our operations to comply with the laws of that state.

Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Sections 1320a-7(b) (the Anti-kickback Statute) and 1395nn (the Stark Amendments). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti-kickback Statute and the Stark Amendments include criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The Department of Health and Human Services or HHS has issued regulations establishing and defining "safe harbors" with respect to the Anti-kickback Statute and the Stark Amendments. We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the relevant safe harbors. However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government will not assert that we, or certain conduct in which we are involved, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

In 1997, Congress passed the Balanced Budget Act, or BBA, which revised the structure of and reimbursement for private health plan options for Medicare enrollees. Premiums paid by HCFA to health plans were adjusted to (i) take into account a blend of national and local health care cost factors, rather than only local costs, starting with a 10% national factor in 1998 and moving to a 50% national factor by 2003; (ii) provide for gradual removal of the graduate medical education factor from health plan payments; (iii) provide for the gradual phase-in of a risk adjustment payment methodology; and (iv) provide a minimum increase of 2% annually in health plan reimbursement through 2003. As a result, since 1998, health plan reimbursement from HCFA has generally not matched the rate of increase for medical costs. The BBA also established a new Medicare managed care program, entitled Medicare+Choice, or M+C, which was effective January 1, 1999. Under M+C, we are required to implement new requirements including, but not limited to, discharge notices, encounter data, additional provider contract language and extensive new quality improvement programs. The restructured payments and additional obligations contained in the BBA increased the burden of administering our Medicare plans. In 1999, Congress sought to lessen the adverse impact on health plans of the BBA by changing a number of M+C provisions in the Balanced Budget Refinement Act, or BBRA. In December 2000, Congress enacted the Beneficiary Improvement and Protection Act, or BIPA, which, like the BBRA, was an effort to improve the M+C program and reduce the number of non-renewals by companies that were experiencing significant difficulties in operating a viable M+C program. In part, this law revises actions taken in BBA and BBRA that have impacted our operations. With respect to us, BIPA primarily impacts our Medicare programs. BIPA freezes the inpatient data risk adjustment payment methodology at the 10% level through 2003 and increases our capitation by a minimum of 3% per member per month starting March 1, 2001. Subsequent to 2001, the minimum payment reverts to 2%. This law also extends our Social HMO demonstration program, which has been in place since 1996, an additional year through 2003. Despite BBRA and BIPA, the M+C program continues to experience difficulties and participation in it may adversely impact our operations. Because of the potential impact that changes in the overall Medicare program could have on our various operations, we monitor all federal activities associated with the Medicare program. The risk adjustment factors described above have not been applied to the Social HMO capitation payments for the Year 2000 and we do not believe that the risk adjustment mechanism will be applied to Social HMO capitation payments in the near future.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, was passed by Congress on August 21, 1996 and was effective beginning July 1, 1997. While HIPAA contains provisions regarding health insurance or health plans, such as portability and limitations on pre-existing condition exclusions, guaranteed availability and renewability, it also contains several anti-fraud measures that significantly change health care fraud and abuse provisions. Some of the provisions include (i) creation of an anti-fraud and abuse trust fund and coordination of fraud and abuse efforts by federal, state and local authorities;
(ii) extension of the criminal anti-kickback statues to all federal health programs; (iii) expansion of and increase in the amount of civil monetary penalties and establishment of a knowledge standard for individuals or entities potentially subject to civil monetary penalties; and (iv) revisions to current sanctions for fraud and abuse, including mandatory and permissive exclusion from participation in the Medicare or Medicaid programs. These provisions and other factors have resulted in significantly increased enforcement actions involving the healthcare industry.

HIPAA also contained provisions which mandated the establishment of standards and requirements for electronic transactions involving certain health information. Accordingly, on August 17, 2000, the Department of Health and Human Services, or HHS, issued final regulations establishing standards for electronic transactions. On December 28, 2000, HHS issued final regulations establishing standards for the privacy of individually identifiable health information and the compliance dates under these regulations for health plans, providers and clearinghouses were originally October 16, 2002 and February 28, 2003, respectively. However, on February 28, 2001, HHS published a notice reopening these final privacy regulations. Currently, they are due to become effective on April 14, 2001, and compliance is required two years thereafter, or April 14, 2003, for health plans, heath care providers and health care clearinghouses. In view of the reopening of the final privacy regulations, the current compliance date may be changed. Final regulations establishing a unique identifier for health plans and standards for security of electronic information systems are expected to be issued by HHS in 2001 and the compliance date for those regulations will be established when they are published in final form. Failure to comply with the standards and implementation specifications of these regulations could result in investigation by the Office of Civil Rights of HHS and the imposition of criminal penalties and civil sanctions, including fines. At this time, we cannot quantify the cost of compliance or the impact it will have on our business. There can be no assurance that the costs to implement and to comply will not adversely affect our operating results or financial condition.

In November 2000, the Department of Labor published the final regulation on ERISA claims procedures. The first major revision of the existing claims procedure requirements since 1977, the regulation applies to all employee benefit plans governed by ERISA, whether the benefits are provided through insurance products or are self-funded. Some of the provisions require (i) compressed timeframes for decisions on urgent care and pre-service claims; (ii) safeguards to ensure that decisions are made consistently and in accordance with plan provisions; and (iii) two levels of internal appeal and the use of mandatory arbitration, voluntary arbitration and, under certain conditions, other forms of alternative dispute resolution. This regulation does not preempt state laws unless the state laws prevent the application of the regulation's requirements. This regulation impacts our third party administrator services and potentially other operations and will apply to all claims filed on or after January 1, 2002.

Workers' Compensation. We are subject to extensive governmental regulation and supervision in each state in which we conduct workers' compensation business. The primary purpose of the regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally it has its source in statutes that establish regulatory agencies and delegate to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to matters such as licensing companies; restricting the types or quality of investments; requiring triennial financial examinations and market conduct surveys of insurance companies;
licensing agents; regulating aspects of a company's relationship with its agents; restricting use of some underwriting criteria; regulating premium rates, forms and advertising; limiting the grounds for cancellation or nonrenewal of policies; solicitation and replacement practices; and specifying what might constitute unfair practices.

Typically, states mandate participation in insurance guaranty associations, which assess solvent insurance companies in order to fund claims of policyholders of insolvent insurance companies. Under this arrangement, insurers can be assessed up to 1%, or 2% in certain states, of premiums written for workers' compensation insurance in that state each year to pay losses and LAE on covered claims of insolvent insurers. In California and certain other states, insurance companies are allowed to recoup such assessments from policyholders while several states allow an offset against premium taxes. The California Insurance Guaranty Association has issued an assessment as a result of the insolvency of the insurers owned by Superior National Insurance Group. The assessment is 1% of 1999 written premium to be paid in installments. The first installment was paid on December 31, 2000 and the second is due June 30, 2001. The payments of approximately $1.2 million will be recouped during 2001 and 2002 through assessments to policyholders. It is likely that guaranty fund assessments related to this insolvency will continue.

General. Besides state insurance laws, we are subject to general business and corporation laws, federal and state securities laws, consumer protection laws, fair credit reporting acts and other laws regulating the conduct and operation of our subsidiaries.

In the normal course of business, we may disagree with various government agencies that regulate our activities on interpretations of laws and regulations, policy wording and disclosures or other related issues. These disagreements, if left unresolved, could result in administrative hearings and/or litigation. We attempt to resolve all issues with the regulatory agencies, but are willing to litigate issues where we believe we have a strong position. The ultimate outcome of these disagreements could result in sanctions and/or penalties and fines assessed against us. Currently, there are no litigation matters pending with any government agencies.

Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and meet certain net worth and reserve requirements. We have restricted assets on deposit in various states ranging from $20,000 to $2.6 million and totaling $24.7 million at December 31, 2000. Our HMO and insurance subsidiaries are required by statute to meet a minimum Risk-Based Capital requirement on a statutory accounting basis. In addition, in conjunction with the Kaiser-Texas acquisition, TXHC entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million, on a statutory basis, until it achieves two consecutive quarters of break-even status.

Dividends. Our HMO and insurance subsidiaries are also restricted by state law as to the amount of dividends that can be declared and paid. Moreover, insurance companies and HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend" is generally defined as a dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of the insurer's surplus as of the preceding December 31 or (ii) the net gain from operations of the insurer for the 12-month period ending on the preceding December 31.

In addition, our workers' compensation insurance subsidiaries may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains included in such amount) on the insurer's statutory statement as of the previous December 31. California Indemnity Insurance Company, a direct subsidiary of CII, can pay a dividend of $174,000 without the prior approval of the California Department of Insurance. We are not in a position to assess the likelihood of obtaining future approval for the payment of dividends other than those specifically allowed by law in each of our subsidiaries' state of domicile. In connection with CII's proposed exchange offer to exchange all of CII's debentures that mature on September 15, 2001 with cash or new debentures, California Indemnity filed an application with the California Department of Insurance to pay an extraordinary dividend of up to $5 million. On February 22, 2001, the California Department of Insurance approved the request for payment by California Indemnity of an extraordinary dividend of up to $5 million.

No prediction can be made as to whether any legislative proposals relating to dividend rules in the domiciliary states of our subsidiaries will be made or adopted in the future, whether the insurance departments of such states will impose either additional restrictions in the future or a prohibition on the ability of our regulated subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on our regulated subsidiaries.

Employees

We had approximately 3,800 employees as of March 20, 2001. None of these employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.


ITEM 2. DESCRIPTION OF PROPERTIES

On December 28, 2000, we finalized a sale-leaseback transaction that included the majority of our administrative and clinical properties in Las Vegas totaling approximately 478,000 square feet. The lease is for a term of fifteen years and we have the option of five 5-year renewal periods. We lease additional office and clinical space in Nevada totaling approximately 134,000 and 124,000 square feet, respectively. HPN and Sierra Health and Life Insurance Co. Inc., or SHL have retained ownership of a 134,000 square foot administrative building at their Las Vegas headquarters, which serves as the home office and a regional home office for our Nevada HMO and health insurance subsidiaries, respectively.

In conjunction with the Kaiser-Texas acquisition, we purchased eight medical and office facilities with approximately 323,000 square feet of clinical facilities and approximately 175,000 square feet of administrative facilities. These buildings are subject to a deed of trust note with an original balance of $35.2 million and a balance of $34.2 million on December 31, 2000. Approximately 81,000 square feet of the clinical and 67,000 square feet of the administrative space are subleased by us to outside parties. The Texas assets have been written down to market value and are classified as held for sale on our balance sheet while we actively seek a buyer for the properties.

The workers' compensation subsidiary is headquartered in Nevada and subleases space from us in one of the buildings included in the sale-leaseback transaction as well as approximately 77,000 square feet of leased office space in California, Colorado and Texas.

We lease approximately 150,000 square feet of office space in other various states as needed for the military subsidiary's administrative headquarters, TRICARE service centers and other regional operations.

We believe that current and planned clinical space will be adequate for our present needs. However, additional clinical space may be required if membership expands in southern Nevada.

ITEM 3.   LEGAL PROCEEDINGS

We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO members. Also included in such litigation are claims for workers' compensation and claims by providers for payment of medical services rendered to injured workers. In the opinion of our management, the ultimate resolution of pending legal proceedings should not have a material adverse effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                                       PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Market Information

Our common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since our initial public offering on April 11, 1985. The following table sets forth the high and low sales prices for the Common Stock for each quarter of 2000 and 1999.

         Period                                                                     High               Low
         ------                                                                     ----               ---

         2000
             First Quarter........................................                 $8.25             $4.31
             Second Quarter.......................................                  5.13              2.75
             Third Quarter........................................                  4.75              2.44
             Fourth Quarter.......................................                  6.00              2.75

         1999
             First Quarter........................................                $22.13            $11.56
             Second Quarter.......................................                 16.25             10.44
             Third Quarter........................................                 14.56             10.06
             Fourth Quarter.......................................                 10.00              4.63


On March 15, 2001, the closing sale price of Common Stock was $4.52 per share.

Holders

The number of record holders of Common Stock at March 15, 2001 was 224. Based upon information available to us, we believe there are approximately 5,300 beneficial holders of the Common Stock.

Dividends

No cash dividends have been paid on the Common Stock since our inception. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. As a holding company, our ability to declare and to pay dividends is dependent upon cash distributions from our operating subsidiaries. The ability of our HMOs and our insurance subsidiaries to declare and pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources). The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements, our financial condition and general business conditions.

ITEM 6.   SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial information for the years indicated. The table should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data below has been derived from our audited Consolidated Financial Statements.

                                                                                               Years Ended December 31,
                                                                    ----------------------------------------------------------------
                                                              2000          1999           1998         1997            1996
                                                           ----------    ----------     ----------   ----------     -----------
                                                                          (In thousands, except per share data)
Statements of Operation Data:
OPERATING REVENUES:
   Medical Premiums....................................     $  869,875    $  827,779   $   609,404     $ 513,857      $ 386,968
   Military Contract Revenues .........................        330,352       287,398       204,838         4,346
   Specialty Product Revenues .........................        135,844        94,221       148,368       146,211        133,324
   Professional Fees...................................         35,607        51,842        45,363        31,238         28,836
   Investment and Other Revenues.......................         21,300        22,571        29,230        26,072         26,283
                                                          ------------  ------------ -------------    ----------     ----------
     Total.............................................      1,392,978     1,283,811     1,037,203       721,724        575,411
                                                            ----------    ----------   -----------     ---------      ---------

OPERATING EXPENSES:
   Medical Expenses....................................        810,390       749,797       513,209       419,272        315,915
   Military Contract Expenses  ........................        323,265       276,493       196,625         4,193
   Specialty Product Expenses..........................        152,733        96,487       142,258       143,082        130,758
   General, Administrative and Marketing Expenses......        136,660       137,812       110,687        93,919         72,237
   Asset Impairment, Restructuring,
      Reorganization and Other Costs (1) ..............        220,440        18,808        13,851        29,350         12,064
                                                           -----------  ------------    ----------   -----------     ----------
     Total.............................................      1,643,488     1,279,397       976,630       689,816        530,974
                                                            ----------    ----------     ---------    ----------      ---------

OPERATING (LOSS) INCOME ...............................       (250,510)        4,414        60,573        31,908         44,437

INTEREST EXPENSE AND OTHER, NET........................        (23,630)      (14,980)       (7,181)       (4,433)        (2,823)
                                                           -----------  -------------   ----------   -----------     ----------

(LOSS) INCOME FROM OPERATIONS
     BEFORE INCOME TAXES ..............................       (274,140)      (10,566)       53,392        27,475         41,614
BENEFIT (PROVISION) FOR INCOME TAXES...................         74,225         5,935       (13,796)       (3,234)       (10,471)
                                                           -----------  ------------   -----------   -----------     ----------

NET (LOSS) INCOME .....................................      $(199,915)  $    (4,631)   $   39,596     $  24,241      $  31,143
                                                             =========   ===========    ==========     =========      =========

EARNINGS PER COMMON SHARE (2):
Net (Loss) Income Per Share ...........................       $(7.37)        $(.17)        $1.45          $.90          $1.17
                                                              ======         =====         =====          ====          =====

   Weighted Average Number of Common
     Shares Outstanding ...............................         27,142        26,927        27,391        27,013        26,589
                                                                ======        ======        ======        ======        ======

EARNINGS PER COMMON SHARE ASSUMING
     DILUTION (2):
Net (Loss) Income Per Share ...........................       $(7.37)        $(.17)        $1.43          $.88         $1.15
                                                              ======         =====         =====          ====         =====

   Weighted Average Number of Common
     Shares Outstanding Assuming Dilution .............       27,142        26,927        27,747        27,426         27,191
                                                              ======        ======        ======        ======         ======

                                                                                               December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                      2000           1999           1998         1997         1996
                                                                   ----------     ----------     ----------   ----------   ---------
                                                                                               (In thousands)

Balance Sheet Data:
   Working Capital .............................................   $    76,414    $   112,105    $  198,092     $211,911    $189,943
   Total Assets.................................................     1,165,100      1,130,112     1,045,120      723,936     629,462
   Long-term Debt (Net of Current Maturities)...................       225,355        258,854       242,398       90,841      66,189
   Cash Dividends Per Common Share..............................         none            none          none         none        none
   Stockholders' Equity.........................................        90,473        278,412       303,714      265,682     234,482

(1)  We  recorded  certain   identifiable   asset   impairment,   restructuring,
     reorganization and other costs. See Note 16 of Notes to the Consolidated Financial Statements.

(2) Adjusted to account for three-for-two stock split of our common stock to stockholders of record as of May 18, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. Any forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and any other sections of this 2000 Annual Report on Form 10-K should be considered in connection with certain cautionary statements contained in our Current Report on Form 8-K filed March 20, 2001, which is incorporated by reference. Such cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and identify important risk factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us.

Overview

We derive revenues from our health maintenance organizations, managed indemnity, military health care services and workers' compensation insurance subsidiaries. To a lesser extent, we also derive additional specialty product revenues from non-HMO and insurance products (consisting of fees for workers' compensation administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services to non-members and co-payment fees received from members), and investment and other revenue.

Our principal expenses consist of medical expenses, military contract expenses, specialty product expenses, and general, administrative and marketing expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independently contracted physicians, hospitals and other health care providers to cover members, as well as the aggregate expenses to operate and manage our multi-specialty medical groups and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by employing or contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and managing utilization of physicians and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent the expenses of delivering health care, as agreed to in the TRICARE contract with the federal government, as well as administrative costs to operate the military health care subsidiary. Specialty product expenses primarily consist of losses and loss adjustment expenses, policy acquisition expenses and other general and administrative expenses associated with our workers' compensation insurance subsidiaries. General, administrative and marketing expenses generally represent operational costs other than those associated with the delivery of health care services, military contract services and specialty product services.

Calendar year 2000 was one of significant challenges and successes for Sierra. In the first quarter, we engaged a consulting firm to assist us in evaluating our Texas operations. One of the results of this evaluation was the development of action plans to improve our Texas operations. This started with a major restructuring of the Dallas/Ft. Worth HMO operations of TXHC, which included replacement of the senior management, reduction in staffing along with consolidation of certain services to Las Vegas and a revision of product strategy. In the second quarter, we implemented another part of the plan by closing certain of our Texas clinic facilities and reducing the physician and support staff. We initiated plans to terminate our contracting relationship with our affiliated medical provider operations in Dallas/Ft. Worth. We stopped actively marketing our Medicare HMO product in Texas while we assessed its cost structure. We then re-evaluated our goodwill asset related to our Texas operations and determined that future cash flows would be insufficient to recover this asset and we completely wrote-off the asset. We also decided to sell our Texas real estate. The market valuations we received resulted in fixed asset impairment charges of approximately $37 million. Concurrently, our real estate holdings in Arizona and one of our underperforming Las Vegas, Nevada clinics were also determined to be impaired based on market valuations, which resulted in fixed asset impairment charges and a re-evaluation of goodwill related to our Prime Holdings, Inc. acquisition of 1997 and a subsequent goodwill impairment charge.

As a result of the asset impairment and other changes in estimate charges we took in the second quarter, we were not in compliance with our bank line of credit facility financial covenants. We were able to obtain temporary waivers from the banks by paying additional fees, pledging certain assets and having some of our subsidiaries guarantee the credit facility debt, which at June 30, 2000, was $185 million. While continuing to negotiate with the banks on a new credit agreement, we undertook steps to conserve our cash by delaying non-essential capital expenditures and reducing our corporate general and administrative expenses. We also commenced initiatives to sell our non-core assets including the majority of our Las Vegas real estate in a sale-leaseback transaction, our corporate airplane, our corporate residence in Utah used to entertain clients and our Houston HMO membership.

In the third quarter, we completed the sale of our affiliated medical provider group in Dallas/Ft. Worth and our corporate residence in Utah. In the fourth quarter, we completed the sale of our corporate airplane, the Houston HMO membership and the sale-leaseback of the majority of our Las Vegas real estate. In addition, we were able to renegotiate the credit facility agreement with the banks in December and we are now in compliance with all financial covenants. We used $50 million of the sale-leaseback proceeds to permanently pay down the credit facility debt and at December 31, 2000, our credit facility debt balance was $135 million.

Results of Operations

The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                     2000              1999            1998
                                                                  ----------        ----------      ----------

OPERATING REVENUES:
     Medical Premiums........................................         62.4%            64.5%            58.8%
     Military Contract Revenues..............................         23.7             22.4             19.7
     Specialty Product Revenues .............................          9.8              7.3             14.3
     Professional Fees.......................................          2.6              4.0              4.4
     Investment and Other Revenues ..........................          1.5              1.8              2.8
                                                                   --------         -------          -------
        Total................................................        100.0            100.0            100.0
                                                                     -----            -----            -----

OPERATING EXPENSES:
     Medical Expenses........................................         58.2             58.4             49.5
     Military Contract Expenses .............................         23.2             21.6             19.0
     Specialty Product Expenses..............................         11.0              7.5             13.7
     General, Administrative and Marketing Expenses..........          9.8             10.7             10.7
     Asset Impairment, Restructuring,
        Reorganization and Other Costs.......................         15.8              1.5              1.3
                                                                    ------            -----           ------

        Total................................................        118.0             99.7             94.2
                                                                     -----             ----            -----

OPERATING (LOSS) INCOME .....................................        (18.0)              .3              5.8

INTEREST EXPENSE AND OTHER, NET..............................         (1.7)            (1.1)             (.7)
                                                                    ------            -----           ------

(LOSS) INCOME FROM OPERATIONS
     BEFORE INCOME TAXES ....................................        (19.7)             (.8)             5.1

BENEFIT (PROVISION) FOR INCOME TAXES.........................          5.3               .4            ( 1.3)
                                                                    ------            -----            -----

NET (LOSS) INCOME ...........................................        (14.4)%          (.4)%              3.8%
                                                                     =====          =====              =====

Year Ended December 31, 2000 Compared to 1999

Total Operating Revenues for 2000 increased approximately 8.5% to $1.39 billion from $1.28 billion for 1999. Medical premium revenues accounted for approximately 62.4% and 64.5% of our total revenues for the years ended December 31, 2000 and 1999, respectively. The decrease in medical premiums as a percentage of total revenues in 2000 is primarily due to the increase in specialty product and military contract revenues and a decrease in HMO membership in Texas. Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

The change in operating revenues was comprised of the following:

o An  increase in medical  premiums  of $42.1  million
o An increase in military contract  revenues of $43.0 million
o An increase in specialty  product revenues of $41.6 million
o A decrease in professional fees of $16.2 million
o A decrease in investment and other revenues of $1.3 million

Medical premiums from our HMO and managed indemnity insurance subsidiaries increased $42.1 million or 5.1%. The $42.1 million increase in premium revenue reflects a 5.3% increase in Medicare member months (the number of months of each year that an individual is enrolled in a plan) offset by a 6.2% decrease in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. HMO premium rates for commercial groups increased approximately 4% in Nevada, 17% in Dallas/Ft. Worth and 4% in Houston. Our managed indemnity rates increased approximately 12% and Medicare rates increased approximately 2%. Over 95% of our Las Vegas, Nevada Medicare members are enrolled in the Social HMO Medicare program. The Health Care Financing Administration, or HCFA, may consider adjusting the reimbursement factor or changing the program for the Social HMO members in the future. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on our business.

Military contract revenues increased $43.0 million or 14.9%. The increase was primarily attributable to additional accrued bid price adjustment revenues related to a true-up of prior periods' information received from the government in the third quarter of 2000. Partially offsetting this was a decrease recorded in the first quarter for a reduction in the at-risk health care population of beneficiaries as additional beneficiaries enrolled with military treatment facility primary care managers. We are not at-risk for those TRICARE eligibles and receive less revenue related to them from the government. Military contract revenue is recorded based on the contract price as agreed to by the federal government, adjusted for certain provisions based on actual experience. In addition, we record revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

Specialty product revenues increased $41.6 million or 44.2%. Revenue increased in the workers' compensation insurance segment by $42.7 million, which was offset by a slight decrease in administrative services revenue of $1.1 million. The increase in the workers' compensation insurance segment was primarily due to a larger amount of direct written premiums with an 18% composite increase in premium rates for all states and a 24% increase in production growth.

Net earned premiums are the end result of direct written premiums, plus the change in unearned premiums, less premiums ceded to reinsurers. Direct written premiums increased by 37% due primarily to growth in California and Nevada. Partially offsetting the growth in direct written premiums was an increase in premiums ceded to reinsurers, which increased by 22%. The growth in ceded reinsurance premiums was lower than the growth in direct written premiums primarily due to the expiration of our low level reinsurance agreement on June 30, 2000 and new lower cost reinsurance agreements, all of which reduced the percentage of premiums being ceded.

As compared to the low level reinsurance agreement that expired on June 30, 2000, the new lower cost reinsurance agreements result in higher net earned premium revenues, as we retain more of the premium dollars, but also leads to our keeping more of the incurred losses. This may result in a higher loss and loss adjustment expense, or LAE, ratio if the percentage increase in the additional incurred losses should be greater than the percentage increase in the additional premiums we retained. The effect on the balance sheet will result in a lower amount of reinsurance recoverables. However, due to the length of time that it typically takes to fully pay a claim, we should see an increase in operating cash flow and amounts available to be invested.

Professional fees decreased $16.2 million or 31.3%. The revenue for 1999 included the pharmacy operations in Texas until they were sold during the fourth quarter of 1999 and the inpatient operations at the Mohave Valley Hospital until they were closed during the first quarter of 1999. The fees in 2000 also reflect staffing reductions and subsequent closure or sale of our affiliated medical groups in Texas and Arizona.

Investment and other revenues decreased $1.3 million or 5.6%, due primarily to a decrease in the average invested balance during the year.

Medical Expenses increased $60.6 million or 8.1%. Excluding the effects of changes in estimate charges, medical expenses increased approximately $16.9 million or 2.2%. Medical expenses as a percentage of medical premiums and professional fees decreased from 86.1% to 85.5%, excluding changes in estimate charges and premium deficiency as described below. The improvement is primarily due to the closing and sale of operations with higher medical care ratios, primarily in Texas and rural Nevada, offset by an increase in Medicare members as a percentage of fully-insured members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received.

Medical expenses reported in the first quarter of 2000 included $1.0 million of prior period reserve strengthening. In the second quarter of 2000, we recorded changes in estimate charges of $29.5 million for reserve strengthening primarily due to adverse development on prior years' medical claims, $15.5 million in premium deficiency medical expenses for the Texas operations and $10.2 million for other changes in estimate charges.

In the first quarter of 1999, we recorded a premium deficiency medical charge accrual of $8.1 million related to losses in underperforming markets, primarily in Arizona and rural Nevada, all of which was used during 1999. In the fourth quarter of 1999, we recorded a premium deficiency charge accrual of $21.0 million for estimated deficient premiums associated with 2000 contracts in the Texas market of which, $10.0 million was included in premium deficiency medical expenses and $11.0 million was recorded in asset impairment, restructuring, reorganization and other costs. During the fourth quarter of 1999, we recorded changes in estimate charges of $11.2 million primarily related to an adjustment to the estimate for medical expenses recorded in previous years and $6.8 million primarily related to contractual settlements with providers of medical services

The medical expenses for 2000 include the utilization of $20.3 million of premium deficiency reserve to offset losses on contracts in Texas compared to the utilization of $43.9 million in 1999. (See Note 15 of Notes to the Consolidated Financial Statements).

We believe that the remaining premium deficiency medical reserve of $5.2 million, as of December 31, 2000, is adequate and that no revision to the estimate is necessary at this time.

Military Contract Expenses increased $46.8 million or 16.9%. The increase is consistent with the increase in revenues discussed previously. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 621,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs, which have been incurred but not reported to us. Also, included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

Specialty Product Expenses increased $56.2 million or 58.3%. Of the increase, approximately $32.1 million is a direct result of the costs associated with the increase in workers' compensation premiums and associated loss and loss adjustment expenses.

We recorded net adverse loss development for prior accident years of $23.3 million in 2000 compared to $9.9 million in 1999. The net adverse development recorded in 1999 and 2000 for prior accident years was largely attributable to higher costs per claim, or claim severity, in California. Higher claim severity has had a negative impact on the entire California workers' compensation industry. The majority of the adverse loss development occurred on accident years that were not covered by our low level reinsurance agreement. While the low level reinsurance agreement is in run-off effective July 1, 2000, California premium rates have been increasing, which we believe will largely mitigate the loss of this very favorable reinsurance protection. The premium rate increases on policies renewed in California during the year ended December 31, 2000 were approximately 26% and for the second half of the year alone, averaged approximately 36%. In the first two months of 2001, the average renewal rate increase for our California policies was approximately 42%.

We recorded a higher loss and LAE ratio for the 2000 accident year, which resulted in an increase of approximately $8.6 million in specialty product expense. The majority of the increase is due to the termination of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies effective after that date and a higher amount of net incurred loss and LAE. In addition, in light of the lower premium rates on policies written in 1999, inflationary trends in health care costs, the fact that we have seen our reserves develop adversely for the past two years and that projecting ultimate reserves cannot be done with 100% accuracy, we believed it prudent to establish reserves at a higher loss ratio to mitigate any future adverse loss development that may occur.

The loss and LAE reserves booked as of December 31, 2000 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2000 as well as those occurring in accident years prior to 2000 and is slightly in excess of our independent actuary's estimate. Loss and LAE reserves have a significant degree of uncertainty when related to their subsequent payments. Although reserves are established on the basis of a reasonable estimate, it is not only possible but probable that current reserves will differ from their related subsequent developments. Any subsequent change in loss and LAE reserves established in a prior year would be reflected in the year when the change is identified. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested to generate investment income.

Under our low level reinsurance agreement, we reinsure 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. The maximum net loss retained on any one claim ceded under this agreement is $17,000. This agreement covered all policies in force at July 1, 1998 and continued until June 30, 2000 when we executed an option to extend coverage to all policies in force as of June 30, 2000. For policies effective from July 1, 2000, we obtained excess of loss reinsurance for 100% of the losses above $250,000 and less than $500,000. We already had an existing excess of loss reinsurance agreement that covered 100% of the losses above $500,000. (See Note 6 of Notes to the Consolidated Financial Statements).

The combined ratio is a measurement of underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 115.8% compared to 105.5% for 1999. The increase was primarily due to a higher loss and LAE ratio of 13.4 percentage points and policyholders' dividend ratio of 1.6 percentage points, offset slightly by a decrease in the underwriting expense ratio of 4.7 percentage points. The increase in the loss and LAE ratio was due to an increase in net adverse loss development which represents 6.6 percentage points of the change in the loss and LAE ratio; and a higher loss and LAE ratio on the 2000 accident year of $8.6 million, which represents 6.8 percentage points of the change in the loss and LAE ratio.

General, Administrative and Marketing Expenses, or G&A, decreased $1.2 million or .8%. As a percentage of revenues, G&A costs for 2000 were 9.8% compared to 10.7% in 1999 due primarily to higher revenues in 2000. As a percentage of medical premium revenue, G&A costs improved from 16.6% for 1999 down to 15.7% for 2000. Excluding the utilization of premium deficiency reserves for maintenance costs of $12.1 million for 2000 and $20.9 million for 1999, G&A costs decreased $10.1 million or 8.7% for the year. The $10.1 million decrease was primarily attributable to the consolidation of much of the Texas G&A services with our existing operations in Las Vegas as well as overall reductions in the Texas operations. This was offset by an increase in depreciation and amortization expense of $1.8 million.

Asset Impairment, Restructuring, Reorganization and Other Costs consist of the following:

Asset Impairments. During the first quarter of 1999, we closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona, and terminated over 40 employees. We recorded a charge of $3.5 million for the write-off of goodwill associated with these operations.

In the first quarter of 2000, we engaged a consultant to help us assess our Texas operations. In late February, the consultant issued its report and we implemented strategic action plans to turn around the Texas operations. These actions included the replacement of the Texas senior management, a reduction in staffing along with a consolidation of certain services to Las Vegas and a revision of product strategy. The new management was charged with further assessing the Dallas/Ft. Worth health care delivery system. In May, we decided that the delivery system, which emphasized our affiliated medical group as the primary provider network, would be replaced by an expanded network of contracted physician groups and individuals. In addition, the contracted hospital network would be significantly expanded. As a result, during the second quarter of 2000, we adopted and announced a further restructuring of the Dallas/Ft. Worth operations, which entailed a significant reduction of physicians and staff and the closing of several clinic sites. In addition, management decided that the real estate assets would be sold.

Management also adopted a plan in the second quarter of 2000 to discontinue medical delivery operations in Mohave County, Arizona and to sell the real estate assets located there, as well as an underperforming medical clinic in Las Vegas.

In connection with the restructuring plans we adopted and announced in the second quarter of 2000, we re-evaluated the recoverability of certain long-lived assets, primarily associated with the Texas operations, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or SFAS No. 121, and Accounting Principles Board Opinion No. 17, "Intangible Assets", or APB No. 17, and determined that the carrying values of certain goodwill and other long-lived assets were impaired.

In assessing the asset impairment of the long-lived assets, we first allocated a portion of related goodwill to the fixed assets to be disposed of, in accordance with SFAS No. 121. The fixed assets were then written down to their estimated fair value less costs to sell, which was determined from independent valuations. The remainder of the related goodwill was then assessed for recoverability in accordance with APB No. 17 based on projected discounted cash flows.

The charges recorded for the write-off of goodwill totaled $126.4 million for the Texas operations and $15.1 million related primarily to the Prime Holdings, Inc. acquisition.

The charges recorded for fixed asset impairment totaled $36.5 million for the Texas operations and $9.5 million for the Arizona and Nevada operations.

During the second quarter of 2000, we wrote-off capitalized costs of $3.0 million related to the application development of an information system software project for the workers' compensation operations, that was canceled because the vendor was unable to fulfill its contractual obligations. The amounts written off included software and consulting costs of $1.6 million and capitalized internal personnel costs of $1.4 million.

Restructuring and Reorganization. In the first quarter of 1999, we incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for our portion of the write-off of start-up costs at our equity investee, TriWest Healthcare Alliance.

In the first quarter of 2000, we announced a restructuring of our managed health care operations in Texas. As a result of this restructuring, we incurred approximately $1.4 million of severance pay for employees who were terminated. The restructuring involved changes in senior management at our Texas facilities and the centralization of key services to Las Vegas. Also in the first quarter of 2000, we incurred $1.5 million of costs, consisting primarily of consulting fees, in conjunction with a review and reorganization of our managed care operations in Texas.

In the second quarter of 2000, we adopted a plan and announced additional restructuring of our managed health care operations, primarily in Texas and Arizona. As a result of this restructuring, we recorded charges in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" of approximately $10.6 million. Of the costs recorded, $5.9 million was for severance, $2.9 million was related to clinic closures and lease terminations and $1.8 million was for other costs. The severance charge resulted from the termination of 315 employees at our subsidiaries and affiliated medical groups.

As compared to the quarter ended June 30, 2000, the restructuring and reorganization activities resulted in cash flow savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2000.

Premium Deficiency Maintenance. Based on financial projections for 2000, we recorded a $21.0 million premium deficiency at the end of 1999, relative to our Texas operations. Of this amount, $10.0 million was recorded in medical expenses and $11.0 million was recorded in asset impairment, restructuring, reorganization and other costs. The $11.0 million was an estimate of G&A costs, in excess of those covered by premiums, expected to be incurred to service the Dallas/Ft. Worth contracts.

The premium deficiency maintenance costs of $10.4 million, recorded in the second quarter of 2000, were an estimate of general and administrative costs, in excess of those covered by premiums, we would incur to service the Texas contracts. The amount reflects anticipated cost reductions from the restructuring and reorganization actions noted above.

Other. During the fourth quarter of 1998, we incurred settlement expenses totaling $8.0 million related to the settlement of a competitor's protest for the Region 1 TRICARE contract. Also during the fourth quarter of 1998, we incurred integration, transition and other charges totaling $3.1 million related primarily to our acquisition of the Texas operations of Kaiser Foundation Health Plan of Texas. In addition, we incurred certain legal expenses totaling $2.7 million, resulting primarily from the TRICARE settlement, acquisition and integration activity.

The $3.4 million of charges in the fourth quarter of 1999 consisted primarily of legal and contractual settlements.

The remaining $6.1 million of costs recorded in the second quarter of 2000 relate primarily to the write-down of certain receivables and an accrual for legal settlements.

The  table  below  presents  a  summary  of  asset  impairment,   restructuring,
reorganization and other costs for the years indicated.


                                                         Restructuring         Premium
                                            Asset             and             Deficiency
(In thousands)                            Impairment    Reorganization       Maintenance         Other           Total
--------------                            ----------    --------------       -----------         -----           -----

Balance, January 1, 1998
Charges recorded...................    $          0         $       0       $       0           $ 13,851      $   13,851
Cash used..........................                                                              (11,032)        (11,032)
Noncash activity...................                                                                                  -
Changes in estimate................                                                                _____             -
Balance, December 31, 1998.........                                                                2,819           2,819

Charges recorded...................           3,509               850          11,000              3,449          18,808
Cash used..........................                              (850)                            (2,819)         (3,669)
Noncash activity...................          (3,509)                                                              (3,509)
Changes in estimate................         _______             _____         _______             ______             -

Balance, December 31, 1999.........                                            11,000              3,449          14,449

Charges recorded...................         190,490            13,492          10,358              6,100         220,440
Cash used..........................                            (9,143)        (12,080)              (502)        (21,725)
Noncash activity...................        (190,490)                                              (3,800)       (194,290)
Changes in estimate................        ________            ______          ______             ______             -
Balance, December 31, 2000.........    $      -             $   4,349       $   9,278           $  5,247      $   18,874
                                           ========          ========        ========           ========      ==========

The remaining restructuring and reorganization costs of $4.3 million are primarily related to the cost to provide malpractice insurance on our discontinued affiliated medical groups, clinic closures and lease terminations in Houston and Arizona. The remaining other costs of $5.2 million are primarily related to legal claims. We believe that the remaining reserves as of December 31, 2000 are adequate and that no revisions to the estimates are necessary at this time.

Interest Expense and Other, Net increased $8.7 million or 57.7%, due primarily to an increase in the average balance of outstanding debt and an increase in the average cost of borrowing. Our average credit facility debt balance was $183 million in 2000 compared to $164 million in 1999 and our average interest rate on the credit facility was 9.9% in 2000 compared to 7.8% in 1999.

Benefit for Income Taxes was recorded at $74.2 million for 2000 compared to a tax benefit of $5.9 million recorded for 1999. During 1999, due to a change in tax law, we were able to utilize a $1.6 million net operating loss carryover that had previously not been recognized in the financial statements due to uncertainty about its realization. The effective tax rate for 2000 was 27.1% compared to 41.3% for 1999 which is exclusive of the effect of the change in tax law described above. The decrease in tax rate is due primarily to the impact of the charge for goodwill impairment combined with the magnitude of the loss for 2000 compared to 1999. The difference between the effective tax rate, excluding the change in the deferred tax valuation allowance, and the statutory rate is due primarily to non-deductible goodwill amortization. The effective tax rate for 2001 is projected to range from 33% to 35%. The difference between the anticipated tax rate and the statutory tax rate is due primarily to tax preferred investments offset by state income taxes.

Year Ended December 31, 1999 Compared to 1998

Total Operating Revenues for 1999 increased approximately 23.8% to $1.28 billion from $1.04 billion for 1998. The increase was primarily due to increases in premium revenue of $218.4 million and military contract revenues of $82.6 million, offset by a decrease in specialty product revenue of $54.1 million. Medical premium revenues accounted for approximately 64.5% and 58.8% of our total revenues for the years ended December 31, 1999 and 1998, respectively. The increase in the percentage of medical premiums as a percentage of total revenues in 1999 was primarily due to acquisitions.

Medical  premiums  from the HMO and  managed  indemnity  insurance  subsidiaries increased $218.4 million or 35.8%. Excluding the effect of the Kaiser-Texas acquisition, premium revenue increased $84.9 million or 14.6%. The $84.9 million increase in premium revenue reflects a 7.9% increase in member months. Additionally, Medicare member months increased 16.2%. Growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are over three times higher than the average commercial premium rate. The HMO premium rates increased approximately 4% for the Nevada HMO commercial groups and 11% for the Houston, Texas commercial groups. Compared to the fourth quarter of 1998, the commercial rates for the Dallas/Ft. Worth operations have increased approximately 8%. Our managed indemnity rates increased approximately 8% and Medicare rates increased approximately 2%. Over 90% of the Nevada Medicare members are enrolled in the Social HMO Medicare program.

Military contract revenues increased $82.6 million or 40.3%. The revenue recorded in 1999 is a result of the provision of health care services for twelve months. Revenue recorded in 1998 was comprised of revenue earned for five months of contract implementation and seven months of health care delivery.

Specialty product revenues decreased $54.1 million or 36.5%. Of the decrease, $51.1 million was due to a decrease in revenue in the workers' compensation insurance segment and $3.0 million was due to a decrease in administrative services revenue. The decrease in the workers' compensation insurance segment was primarily due to a full year of additional ceded reinsurance premiums on the low level reinsurance agreement effective July 1, 1998, totaling $60.7 million. This agreement was entered into in the fourth quarter of 1998. In addition, ongoing price competition, especially in California, was contributing to the reduction in revenue. The decrease in administrative services revenue was primarily attributable to a decrease in membership.

Professional fees increased $6.5 million or 14.3%, primarily due to our medical group operations in Dallas/Ft. Worth related to the Kaiser-Texas acquisition.

Investment and other revenues decreased $6.7 million or 22.8%. Of this decrease, $2.7 million was due primarily to capital gains realized on the sale of investments in the prior year period. The remaining decrease was primarily due to a decrease in invested balances.

Medical Expenses increased $236.6 million or 46.1%. The following costs were included in 1999 medical expenses:

Premium Deficiency. In the first quarter of 1999, we recorded a premium deficiency charge of $8.1 million related to losses in underperforming markets primarily in Arizona and rural Nevada. This deficiency reserve was fully utilized during 1999 to offset losses as they occurred. In the fourth quarter of 1999, we recorded $21.0 million for estimated deficient premiums associated with 2000 contracts in the Texas market. Of this amount $10.0 million was included in medical expenses and $11.0 million of maintenance costs was recorded in asset impairment, restructuring, reorganization and other costs.

Adverse Development and Contractual Adjustments. In the fourth quarter of 1999, we recorded $18.0 million in medical expenses, of which $11.2 million primarily related to an adjustment to the estimate for medical expenses recorded in previous periods. The remaining amount primarily relates to contractual settlements with providers of medical services. (See Note 15 of Notes to the Consolidated Financial Statements).

Excluding the effect of the Dallas/Ft. Worth operations, as well as the changes in estimate charges, medical expenses increased $83.4 million or 17.0% compared to the prior year. Medical expenses as a percentage of medical premiums and professional fees increased from 78.4% to 85.2%, or 81.1% excluding the changes in estimate charges. The increase in the medical care ratio reflects the Kaiser-Texas membership, which has a higher medical care ratio, and the charges discussed previously, as well as an increase in Medicare members as a percentage of fully-insured members, and higher pharmacy costs. Pharmacy costs increased as the management of the pharmacy benefit was transitioned from a capitated pharmacy benefits contract to in-house management in the third quarter of 1998. The costs under capitation contracts were substantially below actual claims experience. Included in medical expenses is the utilization of $43.9 million of premium deficiency reserve to offset losses on contracts from the Kaiser-Texas acquisition. Although not reflected in earnings, $20 million of these losses were funded by Kaiser-Texas as agreed to in the purchase agreement.

Military Contract Expenses increased $79.9 million or 40.6%. The military contract expenses in 1999 are a result of twelve months of health care delivery. Expense in 1998 was for five months of contract implementation and seven months of health care delivery. Under the contract, SMHS provided health care services to approximately 610,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers in 1999.

Specialty Product Expenses decreased $45.8 million or 32.2%, due primarily to the implementation of the low level reinsurance agreement, as discussed previously, offset by adverse development of $9.9 million on prior accident years in our workers' compensation business. During 1999, workers' compensation claims were 100% reinsured between $500,000 and $100 million per occurrence. For claims occurring in 1999 that are below $500,000, we obtained low level quota share and excess of loss reinsurance. Under this agreement, which was not reflected in the financial statements until the fourth quarter of 1998, we reinsure 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. Claims occurring in the third quarter of 1998 were accounted for as retroactive reinsurance. (See Note 6 of Notes to the Consolidated Financial Statements).

The combined ratio for the workers' compensation insurance business was 105.5% in 1999 compared to 98.7% for the prior year. The increase was due to a 380 basis point increase in the net loss and LAE ratio, a 290 basis point increase in the underwriting expense ratio and 10 basis points of policyholders' dividend expense incurred in 1999. The increase in the loss and LAE ratio was primarily due to 1999 net adverse loss development of $9.9 million on prior accident years compared to 1998 net favorable loss development of $9.6 million. The increase in the underwriting expense ratio was primarily due to the lower net earned premium base that resulted from higher ceded reinsurance premiums in 1999.

The adverse development recorded in 1999 for the prior accident years was primarily attributable to increased California claim severity. Higher claim severity has had a negative impact on the entire California workers' compensation industry. The historical claim frequency development patterns have not significantly changed in 1999. In addition, continuing price competition in California has negatively affected operating ratios.

General, Administrative and Marketing Expenses, or G&A, increased $27.1 million or 24.5%. As a percentage of revenues, G&A costs for 1999 were 10.7%, which was consistent with 1998. Of the $27.1 million increase in G&A, $14.3 million was due to additional G&A related to the acquired HMO business in the Dallas/Ft. Worth area, net of premium deficiency utilization of $20.9 million. The remaining increase of $12.8 million included a $6.9 million increase in compensation expense, resulting primarily from additional employees supporting expanded services. Broker and premium tax expense increased approximately $2.2 million due to increased membership. In addition, depreciation expense increased $2.4 million.

Asset Impairment, Restructuring, Reorganization and Other Costs for 1998 and 1999 were previously discussed.

Interest Expense and Other, Net increased $7.8 million or 108.6%, due to an increase in debt primarily as a result of the Kaiser-Texas acquisition, offset by a net gain of $1.8 million on the sale of certain pharmacy assets purchased in conjunction with the Kaiser-Texas acquisition.

Benefit for Income Taxes was recorded at $5.9 million compared to a tax expense of $13.8 million in the prior year. Due to a change in tax law, which took effect in 1999, we were able to utilize a $1.6 million net operating loss carryover that had previously not been recognized in the financial statements due to uncertainty about its realization. Excluding the effect of this change, the effective tax rate was 41.3% compared to 25.8% in 1998. Including the effect of this change, the effective tax rate for 1999 was 56.2%. The difference between the effective tax rate, excluding the change in the deferred tax valuation allowance, and the statutory rate is due to income earned on tax preferred investments.

LIQUIDITY AND CAPITAL RESOURCES

We had cash in-flows from operating activities of $41.1 million for the year ended December 31, 2000 compared to cash out-flows of $7.7 million in 1999. The improvement over 1999 is primarily attributable to cash from earnings and the change in assets and liabilities.

The increase in cash flow resulting from the change in assets and liabilities of $5.3 million was primarily due to the following:

o a source of cash due to the increase in reserve for loss and LAE of $130.2 million in our workers' compensation business

o a source of cash due to the increase in medical claims payable, including military claims, of $54.7 million as a result of the overall increase in medical premiums and military contract revenues

o a source of cash due to the decrease in other current assets of $15.4 million

o a use of cash due to the increase in the deferred tax asset of $54.5 million

o a use of cash due to the increase in reinsurance recoverable of $116.2 million primarily in our workers' compensation business

o a use of cash due to the decrease in other liabilities of $15.6 million primarily related to the decrease in the deferred tax liability

o a use of cash due to an increase in military accounts receivable of $11.5 million

o various other changes in assets and liabilities accounting for the remaining source of cash of $2.8 million

SMHS receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense, or DoD. SMHS accrues health care revenue on a monthly basis for any monies owed above its monthly cash receipt based on the number of at-risk eligible beneficiaries and the level of military direct care system utilization. The contractual bid price adjustment, or BPA, process serves to adjust the DoD's monthly payments to SMHS, because the payments are based in part on 1996 DoD estimates for beneficiary population and beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information becomes available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. In addition, SMHS accrues change order revenue for DoD-directed contract changes. During the second and fourth quarters of 2000, SMHS received $13 million and $37 million, respectively, as partial payments from the BPA process covering the period June 1, 1998 through December 31, 2000. As a result of preliminary data accumulated from the BPA process, SMHS received a partial upward adjustment of approximately $2.2 million to its monthly DoD payments for January 2001 through December 2001. Our business and cash flows could be adversely affected if the timing or amount of the BPA and change order reimbursements vary significantly from our expectations. SMHS is in the process of finalizing a financing arrangement for its accounts receivable balance in order to improve the availability of cash. The military accounts receivable balance was $71.4 million as of December 31, 2000. (See Note 2 of Notes to the Consolidated Financial Statements).

During January 2001, SMHS reached an agreement with DoD on a settlement of $58.2 million related to contract modifications issued prior to July 1, 2000. SMHS received an immediate payment of $21.3 million for outstanding receivables and the remainder of the settlement is to be paid evenly on a monthly basis until the end of the contract. Of the total settlement, SMHS estimates that approximately $18 million is owed to subcontractors.

Net cash used for investing activities during 2000 included $17.5 million in capital expenditures associated with continued implementation of new computer systems, as well as construction, furniture, equipment and other capital needs to support our growth, offset by net proceeds of $10.5 million for property and equipment dispositions. The net cash change in investments for the year was a decrease of $21.6 million as investments were sold to fund working capital needs.

Cash flows from financing activities included net proceeds from long-term borrowings (proceeds less payments) of $48.1 million and proceeds of $1.6 million related to the sale of stock through our employee stock purchase plan.

On December 28, 2000, we sold the majority of our Las Vegas real estate holdings in a sale-leaseback transaction. The transaction was recorded as a financing obligation of $113.7 million offset by mortgage notes receivable of $22.2 million, a payoff of related real estate mortgages of $9.9 million and a permanent reduction on our revolving credit facility of $50 million for a net increase in liabilities of $31.6 million.

Revolving Credit Facility

Our revolving credit facility balance decreased from $160 million to $135 million during the year. As a result of the asset impairment and other changes in estimate charges we took in the second quarter, we were not in compliance with our financial covenants at June 30, 2000. On December 15, 2000, we entered into an Amended and Restated Credit Agreement and have been in compliance with all covenants since that date. At December 31, 2000, the credit facility was reduced to $135 million as a result of our payment of $50 million that we received from the sale-leaseback transaction. We are required to make semi-annual principal payments, ranging from $2 million to $10 million, on the credit facility starting in June 2001. These payments result in permanent reductions in the size of the credit facility. Interest under the credit facility is variable and is based on the Bank of America "prime rate" plus a margin. The rate was 10.125% at December 31, 2000 which is a combination of the prime rate of 9.5% plus a margin of .625%. We can reduce the margin in the future by completing certain transactions and meeting certain financial ratios. Of the outstanding balance, $25 million is covered by an interest-rate swap agreement. To mitigate the risk of interest rate fluctuation on the credit facility, we entered into a five-year $50 million interest-rate swap agreement during the fourth quarter of 1998. The intent of the agreement was to keep our interest-rate on $50 million of the borrowing relatively fixed. In the fourth quarter of 2000, $25 million of the interest-rate swap agreement was terminated. The average cost of borrowing on this credit facility for 2000, including the impact of the interest-rate swap agreements, was approximately 9.9%.

Going forward, under certain circumstances, we will be required to make prepayments on the credit facility and the amount available to us under the credit facility will be reduced. For example, 80% of any excess cash flow that we have in each year must be applied to a repayment of the credit facility. In addition, if we or one of our subsidiaries (other than a regulated subsidiary and other specified subsidiaries) engage in an asset sale or a sale-leaseback transaction (with the exception of assets specified in the new credit agreement), 80% of the net cash proceeds must be applied to a repayment of the credit facility and a reduction of the amount available under the credit facility. In addition, 100% of the net cash proceeds of a debt issuance (excluding issuances by CII Financial, a wholly-owned subsidiary) must be applied to a repayment of the credit facility and a reduction in the amount available under the credit facility. We are also limited in the amount of funds we can transfer to our Texas and Military operations with a maximum of $12 million and $5 million, respectively. Subject to normal qualifications and exceptions, Sierra and CII Financial have covenants that, among other things, will restrict our ability to dispose of assets, incur indebtedness, pay dividends, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and which otherwise restrict certain corporate activities. At February 26, 2001, our credit facility had outstanding borrowings of $102 million. Unused credit facility balances are primarily reserved for our working capital purposes. Any availability under the credit facility generated from our excess cash flow must be converted annually to permanent reductions in accordance with the terms of the credit facility.

Convertible Subordinated Debentures

In September 1991, CII Financial, Inc., or CII, the workers' compensation holding company, issued convertible subordinated debentures. As of December 31, 2000, $47 million in Debentures were outstanding. The Debentures pay interest at 7 1/2% per annum, which is due semi-annually on March 15 and September 15, and mature September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of common stock of Sierra at a conversion price of $39.398 per share. The Debentures have no financial ratio covenants. The primary covenants include the timely payment of principal, premium, interest and taxes. Other covenants include CII's agreement to maintain their existence, business properties and an office where the Debentures can be surrendered for payment, transfer or conversion. There are also covenants regarding CII's offering to purchase the Debentures upon specified non-approved mergers and changes in control. Since our acquisition of CII was approved by CII's board of directors and shareholders, we were not required to offer to purchase the Debentures. The Debentures are obligations of CII only and are not guaranteed by us.

CII is a holding company and its only significant asset is its investment in California Indemnity Insurance Company. Of the $28.7 million in cash and cash equivalents it held at December 31, 2000, approximately $27.4 million were designated for use only by the regulated insurance companies. CII has limited sources of cash and is dependent upon dividends paid by California Indemnity. The payment of stockholders' dividends by California Indemnity is regulated by the California Insurance Code and, at a minimum, requires a 10 workday prior notice to the California Department of Insurance. If a payment of a dividend or distribution whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of ten percent of the insurer's surplus or its net income for the preceding year end, then the insurance commissioner has up to 30 days to disapprove it. The California Insurance Department will not allow a payment of a dividend or distribution if it will cause an insurer's policyholders' surplus to be unreasonable in relation to the insurer's liabilities and the adequacy of the insurer's financial needs. In making this determination, the Department of Insurance considers a variety of factors including, but not limited to, the size of the insurer, the amount, type and geographic concentration of insurance it writes, the quality of its assets and reinsurance programs, and operating trends.

In addition, California law provides that an insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains included in such amount) on the insurer's statutory statement as of the previous December 31. As of December 31, 2000, California Indemnity had unassigned funds of $174,000 from which it could pay a dividend without prior approval. California Indemnity declared and paid no dividends to CII Financial in 1998 but paid $6.0 million of dividends to it in 1999 and $6.8 million in 2000.

We advanced CII $365,000 in order to enable them to make the September 15, 2000 interest payment on the Debentures. Our amended and restated bank credit facility will limit our ability to make any future advances to CII . Since we do not believe that CII will have sufficient readily available sources of cash to pay the maturing Debentures, CII has filed a registration statement on Form S-4 with the Securities and Exchange Commission, or SEC, and is proposing to exchange the Debentures for a combination of cash and/or new senior subordinated debentures. The sources for the cash portion of the proposed exchange offer include a dividend by California Indemnity to CII of up to $5 million. On February 22, 2001, the California Department of Insurance approved the payment by California Indemnity of an extraordinary dividend of up to $5 million. CII will depend on loans from us and/or other affiliates for the balance of the cash portion of the exchange consideration. However, these types of loans are limited by our credit facility. In addition, in order to issue the new senior subordinated debentures in the proposed exchange offer, we will need the consent of a two-thirds majority in principal amount of the lenders under our credit facility.

On March 16, 2001, CII announced that the interest payment due March 15, 2001 on the Debentures was not made as scheduled. The Debentures have a 30-day grace period that applies to the scheduled March 15 interest payment and are not in default unless payment is not made during the grace period. CII is working to complete the proposed exchange offer.

If the proposed exchange offer is unsuccessful and CII were to default on the payment of interest or the Debentures when they mature, then there will be a cross default on our credit facility debt and the banks may demand that CII perform on its payment guaranty. If CII then had to sell its insurance subsidiaries, the net cash proceeds would probably be substantially less than if the sale were to occur when they were not in a default situation. Under certain circumstances, the California Department of Insurance could, among other things, exercise its oversight powers to preserve the assets of the insurance companies for the benefit of the policyholders and claimants and could prevent or significantly delay a possible sale of the insurance subsidiaries.

CII's only significant short-term non-insurance liquidity need is the repayment of the $47 million in Debentures, which are due on September 15, 2001 as discussed above. If the proposed exchange offer for the Debentures is successful and CII Financial issues new senior subordinated debentures with an extended maturity date, then their long-term non-insurance liquidity needs will be to service this new debt. CII Financial expects to service this new debt from future cash flows, primarily from dividends that will be paid by their insurance subsidiaries from their future earnings.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $24.7 million at December 31, 2000. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the Kaiser-Texas acquisition, TXHC entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million, on a statutory basis.

Of the $161.3 million in cash and cash equivalents held at December 31, 2000, $104.1 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Other

We have a 2001 capital budget of $18 million as limited by our revolving credit facility. The planned expenditures are primarily for the expansion of clinics and other leased facilities, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above, debt service and expansion of our operations. We believe that our existing working capital, operating cash flow and, if necessary, equipment leasing, divestitures of certain non-core assets, restructuring of the convertible subordinated debentures and amounts available under our credit facility should be sufficient to fund our capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

In the second quarter of 1997, our Board of Directors authorized a $3.0 million line of credit from us to our Chief Executive Officer, or CEO. In April 2000, our Board of Directors authorized an additional $2.5 million loan from us to the CEO. The entire principal balance along with accrued interest is due on June 30, 2002. At the end of 2000, the aggregate principal balance outstanding and accrued interest for both instruments was $5.4 million. All amounts borrowed bear interest at a rate equal to the rate at which we could have borrowed funds under our revolving credit facility at the time of the borrowing plus 10 basis points. The amounts outstanding are collateralized by certain of the CEO's assets and rights to compensation from us.

Inflation

Health care costs continue to rise at a rate faster than the Consumer Price Index. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on our anticipated health care costs, risk-sharing arrangements with our various health care providers and other health care cost containment measures including member co-payments. There can be no assurance, however, that in the future, our ability to manage medical costs will not be negatively impacted by items such as technological advances, competitive pressures, applicable regulations, increases in pharmacy costs, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

Government Regulation

Our business, offering health care coverage, health care management services, workers' compensation programs and, to a lesser extent, the delivery of medical services, is heavily regulated at both the federal and state levels.

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

While we are unable to predict what regulatory changes may occur or the impact on us of any particular change, our operations and financial results could be negatively affected by regulatory revisions. For example, any proposals affecting underwriting practices, limiting rate increases, increasing litigation exposure, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

In addition to changes in applicable laws and regulations, we are subject to various audits, investigations and enforcement actions. These include possible government actions relating to the ERISA, which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws, and laws relating to utilization management and the delivery of health care. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133, which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest-rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where derivatives relate to financial instruments of non-public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. We do not believe that we have any significant derivative instruments or any significant hedging activities. The majority of our investments are held by insurance companies, which are regulated as to the types of investments they may hold.

In December 1999,  the SEC issued Staff  Accounting  Bulletin No. 101,  "Revenue
Recognition in Financial Statements", or SAB 101. SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. We were required to comply with the provisions of SAB 101 in our quarter ended December 31, 2000 and it did not have any impact on our results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2000, we have approximately $411.3 million in cash and cash equivalents and current, long-term and restricted investments. Of the investments, approximately $228.7 million is classified as available-for-sale investments and $21.2 million is classified as held-to-maturity investments. These investments are primarily in fixed income, investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

Assuming interest rates were to increase by a factor of 1.1, the net hypothetical loss in fair value of stockholders' equity related to financial instruments is estimated to be approximately $5.1 million after tax (5.6% of total stockholders' equity). We believe that such an increase in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on commonly used interest rate sensitivity analyses. The models project the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair value was estimated based on the net present value of cash flows or duration estimates, assuming an immediate 10% increase in interest rates. Because duration is estimated, rather than a known quantity, for certain securities, other market factors may impact security valuations and there can be no assurance that our portfolio would perform in line with the estimated values.

As of December 31, 2000, we had $135 million in borrowings outstanding under a revolving credit facility. The average cost of borrowing on this credit facility for 2000, including the impact of the interest-rate swap agreements, was approximately 9.9%. If the average cost of borrowing on the amount outstanding as of December 31, 2000 were to increase by a factor of 1.1, annual income before tax would decrease by approximately $1.3 million.

As of December 31, 2000, CII had convertible subordinated Debentures outstanding of $47,059,000, of which $18,000 were held by Sierra Health Services, Inc. and is eliminated on consolidation. Purchase activity for the Debentures, to parties other than CII or Sierra, is believed to be minimal and there is no known market quotation system for the Debentures. The fair value of the Debentures at December 31, 2000 and 1999 was estimated to be $23,530,000 and $35,601,000, respectively. The December 31, 2000 value is our best estimate and was based on $18,000 stated value Debentures that we purchased for $9,000 in September 2000 and may not be indicative of the actual market value since we are not aware of any other recent Debenture purchases or market quotes. The December 31, 1999 price is based on the estimated market price on December 31, 1999. If interest rates were to fluctuate by a factor of 1.1, we do not anticipate a material change in the fair value of the Debentures based on the current market for them.

Our outstanding financing obligations related to the sale-leaseback transaction are not publicly traded and are not subject to fluctuations in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page

Management Report on Consolidated Financial Statements....................................................   39
Report of Independent Auditors............................................................................   40
Consolidated Balance Sheets at December 31, 2000 and 1999.................................................   41
Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998.......................................................................   42
Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2000, 1999 and 1998...................................................   43
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998.......................................................................   44
Notes to Consolidated Financial Statements................................................................   45

MANAGEMENT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS


The management of Sierra Health Services, Inc. is responsible for the integrity and objectivity of the accompanying consolidated financial statements. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis and are not misstated due to fraud or material error. The statements include some amounts that are based upon the Company's best estimates and judgment.

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 2000, such systems and controls were adequate to meet the objectives discussed herein.

The accompanying consolidated financial statements have been audited by independent certified public accountants, whose audits thereof were made in accordance with auditing standards generally accepted in the United States of America and included a review of internal accounting controls to the extent necessary to design audit procedures aimed at gathering sufficient evidence to provide a reasonable basis for their opinion on the fairness of presentation of the consolidated financial statements taken as a whole.

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





Anthony M. Marlon, M.D.
Chairman and Chief Executive Officer




Paul H. Palmer
Vice President, Finance
     Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Sierra Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at
Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 13, 2001
(except for Note 8, as to which the date is March 16, 2001)

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                     (In thousands, except per share data)

                                     ASSETS

                                                                                            2000                 1999
                                                                                            ----                 ----
CURRENT ASSETS:
      Cash and Cash Equivalents...............................................          $   161,306          $     55,936
      Investments.............................................................              207,143               218,951
      Accounts Receivable (Less:  Allowance for Doubtful
           Accounts 2000 - $17,996; 1999 - $15,551)...........................               33,094                43,036
      Military Accounts Receivable (Less: Allowance for Doubtful
           Accounts 2000 - $1,212; 1999 - $800)...............................               71,390                60,340
      Current Portion of Deferred Tax Asset ..................................               46,702                40,199
      Reinsurance Recoverable.................................................               92,867                54,563
      Other Current Receivables...............................................               17,941                36,641
      Prepaid Expenses and Other Current Assets...............................               15,618                12,292
      Assets Held for Sale....................................................               22,942             _________
                                                                                      -------------
           Total Current Assets...............................................              669,003               521,958

PROPERTY AND EQUIPMENT, NET...................................................              173,031               264,549
LONG-TERM INVESTMENTS.........................................................               18,093                14,862
RESTRICTED CASH AND INVESTMENTS...............................................               24,724                21,705
REINSURANCE RECOVERABLE, Net of Current Portion...............................              160,227                82,300
GOODWILL (Less:  Accumulated Amortization
       2000 - $6,167; 1999 - $8,828)..........................................               15,587               159,514
DEFERRED TAX ASSET (Less Current Portion).....................................               68,253                25,834
OTHER ASSETS..................................................................               36,182                39,390
                                                                                      -------------         -------------
TOTAL ASSETS..................................................................           $1,165,100            $1,130,112
                                                                                         ==========            ==========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accrued Liabilities.......................................................         $     62,127          $     59,556
    Trade Accounts Payable....................................................               28,431                21,052
    Premium Deficiency Reserve................................................               14,466                21,000
    Accrued Payroll and Taxes.................................................               19,138                21,965
    Medical Claims Payable....................................................              112,296                91,607
    Current Portion of Reserve for
         Losses and Loss Adjustment Expenses .................................              134,676                93,768
    Unearned Premium Revenue..................................................               48,373                45,333
    Military Health Care Payable..............................................               84,859                50,831
    Current Portion of Long-term Debt.........................................               88,223                 4,741
                                                                                       ------------        --------------
         Total Current Liabilities............................................              592,589               409,853

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion) ...........................              239,878               150,626
LONG-TERM DEBT (Less Current Portion) ........................................              225,355               258,854
OTHER LIABILITIES ............................................................               16,805                32,367
                                                                                      -------------         -------------
TOTAL LIABILITIES.............................................................            1,074,627               851,700
                                                                                        ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 60,000 Shares Authorized;
         Shares Issued: 2000 - 28,815; 1999 - 28,400..................                  144                   142
    Additional Paid-in Capital................................................              177,493               175,915
    Treasury Stock: 2000 and 1999 - 1,523 Common Stock Shares.............              (22,789)              (22,789)
    Accumulated Other Comprehensive Loss......................................               (5,667)              (16,063)
    (Accumulated Deficit) Retained Earnings...................................              (58,708)              141,207
                                                                                       ------------          ------------
TOTAL STOCKHOLDERS' EQUITY....................................................               90,473               278,412
                                                                                       ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $1,165,100            $1,130,112
                                                                                         ==========            ==========

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

                                                                            2000             1999               1998
                                                                            ----             ----               ----
OPERATING REVENUES:
Medical Premiums.....................................................    $  869,875      $   827,779       $   609,404
Military Contract Revenues ..........................................       330,352          287,398           204,838
Specialty Product Revenues ..........................................       135,844           94,221           148,368
Professional Fees....................................................        35,607           51,842            45,363
Investment and Other Revenues .......................................        21,300           22,571            29,230
                                                                        -----------     ------------      ------------
   Total.............................................................     1,392,978        1,283,811         1,037,203
                                                                          ---------       ----------        ----------

OPERATING EXPENSES:
Medical Expenses.....................................................       810,390          749,797           513,209
Military Contract Expenses ..........................................       323,265          276,493           196,625
Specialty Product Expenses...........................................       152,733           96,487           142,258
General, Administrative and Marketing Expenses.......................       136,660          137,812           110,687
Asset Impairment, Restructuring,
     Reorganization and Other Costs..................................       220,440           18,808            13,851
                                                                         ----------     ------------       -----------
   Total.............................................................     1,643,488        1,279,397           976,630
                                                                          ---------       ----------        ----------

OPERATING (LOSS) INCOME..............................................      (250,510)           4,414            60,573

INTEREST EXPENSE AND OTHER, NET......................................       (23,630)         (14,980)           (7,181)
                                                                        -----------      -----------       -----------

(LOSS) INCOME FROM OPERATIONS
BEFORE INCOME TAXES .................................................      (274,140)         (10,566)           53,392

BENEFIT (PROVISION) FOR INCOME TAXES.................................        74,225            5,935           (13,796)
                                                                        -----------     ------------        ----------

NET (LOSS) INCOME ...................................................     $(199,915)     $    (4,631)       $   39,596
                                                                          =========      ===========        ==========

EARNINGS PER COMMON SHARE:
    Net (Loss) Income Per Share .....................................      $(7.37)           $(.17)            $1.45
                                                                           ======            =====             =====

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
    Net (Loss) Income Per Share .....................................      $(7.37)           $(.17)            $1.43
                                                                           ======            =====             =====


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)



                                                                               Accumu-
                                                                                lated
                                                                               Other
                                                       Addi-                  Compre-      Compre-     Retained       Total
                                                      tional                   hensive     hensive     Earnings       Stock-
                                 Common Stock         Paid-In     Treasury    Income       Income     (Accumulated    holders'
                             Shares       Amount      Capital       Stock       (Loss)     (Loss)        Deficit)     Equity
                            --------     --------    ---------   ----------- -----------   ------  -----------------------------


BALANCE,
JANUARY 1, 1998 .....        27,709         $139     $164,247     $(5,601)       $655                   $106,242        $265,682

Comprehensive Income:
     Net Income..........                                                                $ 39,596         39,596          39,596
     Other Comprehensive
        Income, Net of Tax:
          Unrealized Holding
            Loss on Available-
            for-sale Investments                                                 (201)       (201)                          (201)
          Reclassification Adjustment for
               Gains Included in Net Income                                    (1,481)     (1,481)                        (1,481)
                                                                                         ----------

Comprehensive Income.....                                                                $ 37,914
                                                                                         ========
Common Stock Issued
        in Connection with
        Stock Plans....         527            2        8,052                                                              8,054
Purchase of Treasury Stock                                        (9,220)                                                 (9,220)
Income Tax Benefit Realized
        Upon Exercise of
        Stock Options                                   1,284                                                              1,284
                          ----------     --------      ------    --------      ------                      --------      --------
BALANCE, DECEMBER 31, 1998   28,236          141      173,583     (14,821)     (1,027)                      145,838      303,714

Comprehensive Income:
     Net Loss............                                                               $  (4,631)           (4,631)      (4,631)
     Other Comprehensive
        Loss, Net of Tax:
          Unrealized Holding
            Loss on Available-
            for-sale Investments                                               (15,295)   (15,295)                       (15,295)
          Reclassification Adjustment for
               Losses Included in Net Loss                                         259        259                            259
                                                                                        ---------
Comprehensive Loss.......                                                                $(19,667)
                                                                                         ========
Common Stock Issued
        in Connection with
        Stock Plans....         164            1        2,331                                                              2,332
Purchase of Treasury Stock                                         (7,968)                                                (7,968)
Income Tax Benefit Realized
        Upon Exercise of
        Stock Options                                      1                                                                   1
                          ----------       ------     --------     --------     ---------               -------------     -------

BALANCE, DECEMBER 31, 1999   28,400          142      175,915     (22,789)     (16,063)                     141,207      278,412

Comprehensive Income:
     Net Loss............                                                               $(199,915)      (199,915)       (199,915)
     Other Comprehensive Loss, Net of Tax:
          Unrealized Holding Gain on Available-
                 for-sale Investments                                           11,092     11,092                         11,092
          Reclassification Adjustment for
               Gains Included in Net Loss                                         (696)      (696)                          (696)
                                                                                          ---------

Comprehensive Loss.......                                                               $(189,519)
                                                                                        =========
Common Stock Issued in Connection
     with Stock Plans....        415          2        1,578                                                               1,580
                            --------    -------     --------    --------     --------                     ---------     ---------
BALANCE, DECEMBER 31,
           2000               28,815       $144     $177,493    $(22,789)    $(5,667)                     $(58,708)      $90,473
                              ======       ====     ========    ========     =======                      ========      ========


        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                            2000                1999               1998
                                                                            ----                ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (Loss) Income ........................................           $(199,915)         $  (4,631)       $   39,596
      Adjustments to Reconcile Net (Loss) Income to Net Cash
         Provided by (used for) Operating Activities:
          Depreciation and Amortization.........................              29,915             28,079            19,263
          Provision for Doubtful Accounts.......................               2,857              7,201             6,379
          Provision for Asset Impairment........................             202,951              3,509
      Change in Assets and Liabilities, Net of
         Effects from Acquisitions:
          Other Assets..........................................               2,634              9,578            (1,798)
          Deferred Tax Asset....................................             (54,519)           (19,373)           (2,380)
          Reinsurance Recoverable ..............................            (116,231)           (69,841)          (41,618)
          Reserve for Losses and Loss Adjustment Expenses.......             130,160             32,131             9,564
          Other Liabilities ....................................               5,129             11,921             4,603
          Accounts Receivable...................................              (4,964)           (11,810)           (2,870)
          Other Current Assets..................................              15,375             (5,166)          (11,858)
          Military Accounts Receivable..........................             (11,462)             8,857           (69,552)
          Military Health Care Payable..........................              34,028             (2,989)           53,820
          Medical Claims Payable................................              20,689             13,585            12,333
         Other Current Liabilities..............................             (15,562)            (8,755)           34,606
                                                                          ----------         ----------       -----------
         Net Cash Provided by (Used for)
            Operating Activities ...............................              41,085             (7,704)           50,088
                                                                          ----------         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures......................................             (17,528)           (58,512)          (40,743)
      Property and Equipment Dispositions.......................              10,535              1,018
      Purchase of Available-for-Sale Investments................            (209,234)          (357,810)         (901,542)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments........................             226,980            358,792           884,288
      Purchase of Held-to-Maturity Investments..................              (1,662)            (7,133)          (51,887)
      Proceeds from Maturities of Held-to-Maturity Investments..               5,466             36,077            44,964
      Corporate Acquisitions, Net of Cash Acquired..............                                 (3,000)         (111,408)
      Corporate Disposition, Net of Cash Disposed...............                                                    1,373
                                                                     --------------      --------------      ------------
          Net Cash Provided by (Used for) Investing Activities..              14,557            (30,568)         (174,955)
                                                                          ----------          ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing.........................              91,459             79,000           172,200
      Payments on Debt and Capital Leases.......................             (43,311)           (63,066)          (59,098)
      Purchase of Treasury Stock ...............................                                 (7,968)           (9,220)
      Exercise of Stock in Connection with Stock Plans..........               1,580              2,332             8,054
                                                                         -----------        -----------      ------------
          Net Cash Provided by Financing Activities.............              49,728             10,298           111,936
                                                                          ----------         ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..............................................             105,370            (27,974)          (12,931)

CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR..................................................              55,936             83,910            96,841
                                                                            --------          ---------        ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................            $161,306          $  55,936        $   83,910
                                                                            ========          =========        ==========

              See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 2000, 1999 and 1998


1.   BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. and its subsidiaries (collectively referred to as "Sierra" or the "Company"). Sierra is a managed health care organization that provides and administers the delivery of comprehensive health care and workers' compensation programs with an emphasis on quality care and cost management. Sierra's broad range of managed health care services is provided through its health maintenance organizations ("HMOs"), managed indemnity plans, military health services programs, third-party administrative services programs for employer-funded health benefit plans and its workers' compensation medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

In June 1996, the Department of Defense awarded a TRICARE contract to TriWest Healthcare Alliance, a consortium consisting of the Company and 13 other health care companies, to provide health services to Regions 7 and 8, which includes a total of 16 states. During the first quarter of 2000, the Company sold its interest in TriWest Healthcare Alliance in exchange for a $3.7 million note, which approximated the carrying value of the Company's investment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. All significant intercompany transactions and balances have been eliminated. Sierra's consolidated subsidiaries include:
Health Plan of Nevada, Inc. ("HPN") and Texas Health Choice, L.C. ("TXHC"), licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company; Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical provider group; Sierra Military Health Services, Inc. ("SMHS"), a company that provides and administers managed care services to certain TRICARE eligible beneficiaries; CII Financial, Inc. ("CII"), a holding company primarily engaged in writing workers' compensation insurance through its wholly-owned subsidiaries; administrative services companies; a home health care agency; a hospice; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services.

Medical Premiums. Membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra generally upon 60 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which Sierra is obligated to provide services to members and are net of estimated retroactive terminations of members and groups. Non-Medicare member enrollment is represented principally by employer groups. HPN and TXHC also offer a prepaid health care program to Medicare recipients. Revenues associated with Medicare recipients were approximately $337,545,000, $301,141,000 and $238,913,000 in 2000, 1999 and 1998, respectively. Unearned premium revenue includes payments under prepaid Medicare contracts with the Health Care Financing Administration ("HCFA") and prepaid HPN and TXHC commercial and SHL indemnity premiums.

Military Contract Revenues. Revenue under the Department of Defense TRICARE contract is recorded based on the contract price as agreed to by the federal government. The contract also contains provisions which adjust the contract price based on actual experience and for government-directed change orders. The estimated effects of these adjustments are recognized on a monthly basis. In addition, the Company records revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

Specialty Product Revenues. These revenues consist primarily of workers' compensation premiums. Premiums are calculated by formula such that the premium written is earned pro rata over the term of the policy. Also included in specialty product revenues are administrative services fees and certain ancillary product revenues. Such revenues are recognized in the period in which the service is performed or the period that coverage for services is provided. Premiums written in excess of premiums earned are recorded as an unearned premium revenue liability. Premiums earned include an estimate for earned but unbilled premiums.

Professional Fees. Revenue for professional medical services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates net of provisions for estimated contractual allowances and a provision for estimated uncollectible amounts.

Medical Expenses. The Company contracts with hospitals, physicians and other independently contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Health care costs are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company. Any subsequent changes in estimate for a prior year would be reflected in the current year's operating results.

Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 621,000 dependents of active duty military personnel and military retirees and their dependents through subcontractor partnerships and individual providers. Health care costs are recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services and other administrative functions of the military health care subsidiary.

Specialty Product Expenses. This expense consists primarily of losses and loss adjustment expense ("LAE"), policy acquisition costs and other general and administrative expenses associated with issued workers' compensation policies. Losses and LAE are based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Policy acquisition costs consist of commissions, premium taxes and other underwriting costs, which are directly related to the production and retention of new and renewal business and are deferred and amortized as the related premiums are earned. Should it be determined that future policy revenues and earnings on invested funds relating to existing insurance contracts will not be adequate to cover related costs and expenses, deferred costs are expensed. Also included in specialty product expenses are costs associated with administrative services and certain ancillary products. These costs are recorded when incurred. Loss and LAE reserves have a significant degree of uncertainty when related to their subsequent payments. Although reserves are established on the basis of a reasonable estimate, it is not only possible but probable that reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns and unanticipated inflationary trends affecting the services covered by the insurance contract. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. Any subsequent change in loss and LAE reserves established in a prior year would be reflected in the current year's operating results.

Cash and Cash Equivalents. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Investments. Investments consist principally of U.S. Government securities and municipal bonds, as well as corporate and mortgage-backed securities. All non-restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. Realized gains and losses are calculated using the specific identification method and are included in net income. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity until realized.

Restricted Cash and Investments. Certain subsidiaries are required by state regulatory agencies to maintain deposits and must also meet net worth and reserve requirements. The Company and its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements.

Military Accounts Receivable. Amounts receivable under government contracts are comprised primarily of estimates of adjustments under the contract based on actual experience and estimates of the earned portion of any change orders not originally specified in the contract.

Reinsurance Recoverable. In the normal course of business, the Company seeks to reduce the effects of catastrophic and other events that may cause unfavorable underwriting results by reinsuring certain levels of risk with other reinsurers. Reinsurance recoverable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and LAE and medical claims payable is estimated in a manner consistent with the claim liability associated with the reinsurance policy. Reinsurance receivables, including amounts related to paid and unpaid losses, are reported as assets rather than a reduction of the related liabilities.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations. Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

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

In connection with the restructuring plans adopted and announced by the Company in the second quarter of 2000, the Company re-evaluated the recoverability of certain long-lived assets, primarily those associated with the Texas operations, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17") and determined that the carrying value of certain goodwill was impaired. In assessing the asset impairment of the long-lived assets, the Company first allocated a portion of related goodwill to the fixed assets to be disposed of, in accordance with SFAS No. 121. The remainder of the related goodwill was then assessed for recoverability in accordance with APB No. 17 based on projected discounted cash flows and an impairment of $141,506,000 was recorded. See Note 16 for a description of the primary facts and circumstances related to the impairment.

Amortization expense associated with goodwill was $2,824,000, $4,345,000 and $2,321,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Medical Claims Payable and Military Health Care Payable. Medical claims payable and military health care payable include the estimated cost for unpaid claims for which health care services have been provided to enrollees and to TRICARE eligibles. Such provisions included an estimate for the costs of claims that have been incurred but have not been reported.

Premium Deficiency Reserves. Premium deficiency expenses are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contracts. The Company calculates expected premium deficiency expense based on budgeted revenues and expenses. Premium deficiency reserves are evaluated quarterly for adequacy.

Reserve for Losses and Loss Adjustment Expense. The reserve for workers' compensation losses and LAE consists of estimated costs of each unpaid claim reported to the Company prior to the close of the accounting period, as well as those incurred but not yet reported. The methods for establishing and reviewing such liabilities are continually reviewed and adjustments are reflected in current operations. The Company does not discount its losses and LAE reserves.

Income Taxes. The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences arise principally from certain net operating losses, accrued expenses, reserves, depreciation and impairment charges.

Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of investments and accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. These financial institutions are located in many different regions and company policy is designed to limit exposure with any one institution.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates and are principally in California, Nevada and Texas. However, the Company is licensed and does business in several other states. As of December 31, 2000, the Company has receivables outstanding from the federal government related to its TRICARE contract in the amount of $71.4 million. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated A- or better by the A.M. Best Company.

Recently Issued Accounting Standards. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest-rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where derivatives relate to financial instruments of non-public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. The Company does not believe that it has any significant derivative instruments nor any significant hedging activities. The majority of the Company's investments are held by insurance companies, which are regulated as to the types of investments they may hold.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company has adopted SAB 101 and it did not have a material impact on its financial statements.

Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions include, but are not limited to, medical and specialty product expenses, military revenue and expenses and goodwill recoverability. Actual results may materially differ from estimates.

Reclassifications. Certain amounts in the Consolidated Financial Statements for the years ended December 31, 1999 and 1998 have been reclassified to conform with the current year presentation.

3.   EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                   Dilutive
                                                                 Basic           Stock Options         Diluted
                                                                 -----           -------------         -------
(In thousands, except per share data) For the Year Ended December 31, 2000:
Net Loss.......................................                 $(199,915)                           $(199,915)
Weighted Average Number of Shares
   Outstanding.................................                    27,142                               27,142
Per Share Amount...............................                 $  (7.37)                            $   (7.37)

For the Year Ended December 31, 1999:
Net Loss.......................................                 $ (4,631)                            $  (4,631)
Weighted Average Number of Shares
   Outstanding.................................                    26,927                               26,927
Per Share Amount...............................                 $    (.17)                           $    (.17)

For the Year Ended December 31, 1998:
Net Income.....................................                 $  39,596                            $  39,596
Weighted Average Number of Shares
   Outstanding.................................                    27,391             356               27,747
Per Share Amount...............................                 $    1.45                            $    1.43

Options to purchase 4,250,000 and 3,904,000 shares of common stock were outstanding at December 31, 2000 and 1999 respectively, but were not included in the computation of diluted earnings per share because the Company had a net loss for both years and their inclusion would have been anti-dilutive.

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

CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.398 per share. The Debentures were not included in the computation of EPS because their effect would be anti-dilutive. At December 31, 2000, common stock shares reserved for potential issuance in connection with the subordinated debentures were 1,442,000.

4.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:


   (In thousands)                                                       2000                      1999
                                                                        ----                      ----
   Land...................................................            $ 28,455                 $  28,643
   Buildings and Improvements.............................             126,222                   152,284
   Furniture, Fixtures and Equipment......................              42,917                    61,793
   Data Processing Equipment and Software.................              94,037                    97,204
   Software in Development and Construction
     in Progress..........................................               6,036                    14,157
   Less: Assets Held for Sale.............................             (22,942)
         Accumulated Depreciation ........................            (101,694)                  (89,532)
                                                                      --------                ----------
     Net Property and Equipment...........................            $173,031                  $264,549
                                                                      ========                  ========

The following is an analysis of property and equipment under capital leases by classification as of December 31:

   (In thousands):                                                       2000                      1999
                                                                         ----                      ----
   Data Processing Equipment and Software ................              $6,571                    $4,736
   Furniture, Fixtures and Equipment......................               4,426                     4,426
   Building...............................................                 245                       245
   Less: Accumulated Depreciation.........................              (6,195)                   (4,376)
                                                                         ------                   -------
      Net Property and Equipment..........................              $5,047                    $5,031
                                                                        ======                    ======

The Company capitalizes interest expense as part of the cost of construction of facilities and the implementation of computer systems. Interest expense capitalized  in 2000,  1999 and 1998 was  $67,000,  $2,140,000  and  $1,037,000,
respectively. Depreciation expense in 2000, 1999 and 1998 was $26,921,000, $23,577,000, and $16,767,000, respectively.

Assets held for sale on the balance sheet at December 31, 2000 consist of real estate in Texas and Arizona for which the Company is actively seeking a buyer and expects to sell within twelve months. All assets are owned by subsidiaries in the managed care and corporate operations segment. A related mortgage in the amount of $34.2 million is included in the current portion of long-term debt on the balance sheet. Because these assets have been written down to fair market value, in accordance with SFAS No. 121, the Company has ceased depreciating them. See Note 16 for a description of the primary facts and circumstances leading to the decision to sell this real estate. See Note 8 for a description of the related long-term debt.

On December 28, 2000, the Company sold the majority of its Las Vegas, Nevada administrative and medical clinic real estate holdings in a sale-leaseback transaction. As part of the transaction, the Company financed a portion of the sales price with mortgage notes receivable of $22.2 million and provided deposits of $4.3 million. The mortgages and deposits constitute continuing involvement as defined in Statement of Financial Accounting Standards No. 98, "Accounting for Leases" ("SFAS 98") and as such the transaction does not qualify as a sale. In accordance with SFAS 98, the Company recorded the transaction as a financing obligation of $113,659,000, offset by the mortgage notes receivable of $22,200,000. The net book value of the assets included in the transaction was $86,890,000 at December 31, 2000.

The Company expects that the mortgages and deposits will be repaid to Sierra by the end of 2001. Once that occurs the transaction will qualify as a sale since the Company no longer will have continuing involvement. After qualifying as a sale, the assets, associated accumulated depreciation and financing obligation will be retired and a gain on the sale will be recorded and recognized over the remaining term of the lease. Until the transaction qualifies as a sale, depreciation expense will continue to be recorded on the assets and interest expense will be recognized on the net financing obligation.

5.   CASH AND INVESTMENTS

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date. Gross realized gains on investments for 2000, 1999 and 1998 were $497,000, $334,000 and $4,789,000, respectively. Gross realized losses on investments for 2000, 1999 and 1998 were $1,566,000, $733,000 and $2,511,000, respectively.

The following table summarizes the Company's current, long-term and restricted investments as of December 31, 2000:

                                                                                  Gross               Gross
                                                            Amortized          Unrealized          Unrealized            Fair
(In thousands)      Cost                                      Gains               Losses              Value
               --------------                             -------------       -------------        -----------
Available-for-Sale Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................           $145,638               $284              $6,774            $139,148
    Municipal Obligations.........................             20,504                 41                 557              19,988
    Corporate Bonds...............................             41,040                 62               1,659              39,443
                                                            ---------              -----             -------          ----------
Total Debt Securities.............................            207,182                387               8,990             198,579
    Preferred Stock...............................              7,957                 50                 231               7,776
                                                           ----------              -----             -------          ----------
Total Current ....................................            215,139                437               9,221             206,355
                                                             --------               ----              ------            --------


Classified as Restricted:
    U.S. Government
       and its Agencies...........................             16,125                 69                 207              15,987
    Municipal Obligations.........................              2,637                 49                  27               2,659
    Corporate Bonds...............................              1,192                 16                  16               1,192
    Other.........................................              2,509                                                      2,509
                                                          -----------           --------         -----------          ----------
       Total Restricted ..........................             22,463                134                 250              22,347
                                                           ----------              -----            --------           ---------
          Total Available-for-Sale ...............           $237,602               $571              $9,471            $228,702
                                                             ========               ====              ======            ========

Held-to-Maturity Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................            $   283              $   3                              $      286
    Municipal Obligations.........................                505                 12                                     517
                                                           ----------              -----                              ----------
Total Current.....................................                788                 15                                     803
                                                           ----------              -----                              ----------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................             11,230                262               $ 689              10,803
    Municipal Obligations.........................              2,381                 53                                   2,434
    Corporate Bonds...............................              4,482                117                 160               4,439
                                                            ---------               ----              ------           ---------
Total Long-term  .................................             18,093                432                 849              17,676
                                                             --------               ----              ------            --------

Classified as Restricted:
   U.S. Government
       and its Agencies...........................              1,263                 14                                   1,277
Corporate Bonds  .................................499              23                                    522
   Other..........................................                615                                                        615
                                                          -----------            -------                               ---------
       Total Restricted...........................              2,377                 37                                   2,414
                                                           ----------              -----                                --------
          Total Held-to-Maturity..................           $ 21,258               $484               $ 849             $20,893
                                                             ========               ====               =====             =======

The following table summarizes the Company's current, long-term and restricted investments as of December 31, 1999:

                                                                                 Gross               Gross
                                                            Amortized         Unrealized          Unrealized            Fair
(In thousands)      Cost                                    Gains              Losses               Value
               --------------                           -------------      -------------         -----------
Available-for-Sale Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................           $112,211           $  37                $16,294           $  95,954
    Municipal Obligations.........................             60,245              97                  2,316              58,026
    Corporate Bonds...............................             33,756              34                  1,715              32,075
    Other.........................................             20,119            ____                  3,105              17,014
                                                           ----------                              ---------          ----------
       Total Debt Securities......................            226,331             168                 23,430             203,069
    Preferred Stock...............................              8,564              21                    691               7,894
                                                          -----------          ------             ----------         -----------
       Total Current..............................            234,895             189                 24,121             210,963
                                                            ---------           -----               --------           ---------


Classified as Restricted:
    U.S. Government
       and its Agencies...........................             12,021             104                    670              11,455
    Municipal Obligations.........................              2,485              29                    101               2,413
    Corporate Bonds...............................                989              11                     33                 967
    Other.........................................              4,815            ____                    118               4,697
                                                          -----------                             ----------         -----------
       Total Restricted...........................             20,310             144                    922              19,532
                                                           ----------           -----             ----------          ----------
          Total Available-for-Sale................           $255,205            $333                $25,043            $230,495
                                                             ========            ====                =======            ========

Held-to-Maturity Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................         $    5,129            $341              $     317          $    5,153
    Municipal Obligations.........................              2,759              32                     55               2,736
    Other     ....................................                100            ____                 ______                 100
                                                         ------------                                               ------------
       Total Current..............................              7,988             373                    372               7,989
                                                          -----------           -----              ---------         -----------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................              7,339                                  1,141               6,198
    Municipal Obligations.........................              2,284              33                                      2,317
    Corporate Bonds...............................              5,239             115                 ______               5,354
                                                          -----------           -----                                -----------
Total Long-term  .................................             14,862             148                  1,141              13,869
                                                           ----------           -----               --------          ----------

Classified as Restricted:
   U.S. Government
       and its Agencies...........................                619                                                        619
   Municipal Obligations..........................                515                                                        515
    Corporate Bonds...............................                499                                                        499
    Other     ....................................                540                                                        540
                                                         ------------                                               ------------
       Total Restricted...........................              2,173                                                      2,173
                                                          -----------                                                -----------
          Total Held-to-Maturity .................          $  25,023            $521               $  1,513           $  24,031
                                                            =========            ====               ========           =========

The contractual maturities of available-for-sale investments at December 31, 2000 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                               Amortized
                                                                                  Cost                 Fair Value
(In thousands)
Due in one year or less......................................                 $  41,614                $  41,667
Due after one year through five years........................                    43,726                   43,765
Due after five years through ten years.......................                     8,756                    8,697
Due after ten years through fifteen years....................                    15,506                   15,266
Due after fifteen years......................................                   120,043                  111,531
                                                                              ---------                ---------
     Total...................................................                 $ 229,645                $ 220,926
                                                                               ========                 ========


The contractual maturities of held-to-maturity investments at December 31, 2000 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                               Amortized
                                                                                  Cost                 Fair Value
(In thousands)
Due in one year or less......................................                  $  1,729                 $  1,741
Due after one year through five years........................                     7,191                    7,240
Due after five years through ten years.......................
Due after ten years through fifteen years....................                     4,915                    5,163
Due after fifteen years......................................                     7,423                    6,749
                                                                               --------                 --------
     Total...................................................                  $ 21,258                 $ 20,893
                                                                                =======                  =======


Of the cash and cash equivalents and current investments that total $368.4 million in the accompanying Consolidated Balance Sheet at December 31, 2000, $308.3 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

6.   REINSURANCE

The Company is covered under medical reinsurance agreements that provide coverage for 50% - 90% of hospital and other costs in excess of, depending on the contract, $75,000 to $200,000 per case, up to a maximum of $2,000,000 per member per lifetime for both the managed indemnity and HMO subsidiaries. In addition, certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract and SHL maintains reinsurance on certain other insurance products. Reinsurance premiums of $3,464,000, $3,269,000 and
$2,860,000,  net  of  reinsurance  recoveries  of  $3,956,000,   $2,904,000  and
$1,185,000, are included in medical expenses for 2000, 1999 and 1998, respectively.

CII also has reinsurance agreements or treaties in effect with unrelated entities. In 1999 and 1998, workers' compensation claims between $500,000 and $100,000,000 per occurrence were 100% reinsured. In addition, effective July 1, 1998, workers' compensation claims below $500,000 per occurrence were reinsured under quota share and excess of loss reinsurance agreements (referred to as "low level reinsurance") with an A+ rated carrier. Under this agreement, the Company reinsures 30% of the first $10,000 of each loss, 75% of the next $40,000 and 100% of the next $450,000. The Company received a 9.25% ceding commission from the reinsurer as a partial reimbursement of its operating expenses. The low level reinsurance agreement expired on June 30, 2000; however the Company opted to continue ceding premiums and losses under the low level agreement on a run-off basis for all policies in force on June 30, 2000. Effective January 1, 2000 we entered into a reinsurance contract that provides statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract is in effect for claims occurring on or after January 1, 2000 through December 31, 2002. On July 1, 2000, the Company entered into a reinsurance agreement that covers losses on claims in excess of $250,000 up to $500,000 for policies issued after June 30, 2000.

The low level reinsurance agreement was consummated early in the fourth quarter of 1998 but coverage was made retroactive to July 1, 1998. Therefore, this agreement contained both retroactive (covering claims occurring in the third calendar quarter of 1998) and prospective reinsurance coverage (covering claims occurring after September 30, 1998) and, in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"), the Company has bifurcated the low level reinsurance agreement to account for the different accounting treatments. The amount by which the estimated ceded liabilities exceed the amount paid for the retroactive coverage is reported as a deferred gain and amortized to income as a reduction of incurred losses over the estimated remaining settlement period using the interest method. Any subsequent changes in estimated or actual cash flows related to the retroactive coverage are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income. During 2000, the Company recorded an adjustment to increase its deferred gain related to retroactive reinsurance coverage by $3,662,000 compared to an increase of $4,615,000 in 1999. For the years ended December 31, 2000, 1999 and 1998, the Company amortized deferred gains of $5,199,000, $3,850,000 and $1,038,000, respectively. Such amortization is included in specialty product expense on the accompanying consolidated statements of operations.

In accordance with SFAS 113, losses ceded under prospective reinsurance reduce direct incurred losses and amounts recoverable are reported as an asset. At December 31, 2000 and 1999, the amount of reinsurance recoverable under prospective reinsurance contracts for unpaid loss and LAE was $218,757,000 and $110,089,000, respectively. At December 31, 2000 and 1999, the amount of reinsurance recoverable under the retroactive reinsurance contract was $10,863,000 and $14,842,000, respectively. The amount of reinsurance receivable for paid loss and LAE was $17,585,000 and $6,931,000 at December 31, 2000 and 1999, respectively.

Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

Substantially all of the reinsurance recoverables are due from reinsurers rated A+ by the A.M. Best Company and all amounts are considered to be collectible.

The following table provides workers' compensation prospective reinsurance information for the three years ended December 31, 2000:

                                                                                    Change in
                                                                Recoveries         Recoverable
                                                                  on Paid           on Unpaid           Premiums
                                                                Losses/LAE          Losses/LAE            Ceded
                                                                ----------          ----------            -----
(In thousands)
Year Ended December 31, 2000:
 Low level reinsurance carrier...................                 $53,408            $100,240            $74,071
 Excess of loss reinsurance carriers.............                   2,324               8,428              3,449
                                                                ---------         -----------          ---------
 Total ..........................................                 $55,732            $108,668            $77,520
                                                                  =======            ========            =======

Year Ended December 31, 1999:
 Low level reinsurance carrier.................                   $21,941           $  69,104            $60,702
 Excess of loss reinsurance carriers...........                     1,730               3,188              3,025
                                                                ----------        -----------          ---------
 Total ........................................                   $23,671           $  72,292            $63,727
                                                                  =======           =========            =======

Year Ended December 31, 1998:
 Low level reinsurance carrier.................                   $ 1,379           $  19,664            $16,095
 Excess of loss reinsurance carriers...........                     3,292              (2,923)             3,672
                                                                 --------          ----------          ---------
 Total ........................................                   $ 4,671           $  16,741            $19,767
                                                                  =======           =========            =======

7.   LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for workers' compensation unpaid losses and LAE. The loss estimates are subject to change in subsequent accounting periods and any change to the current reserve estimates would be accounted for in future results of operations in the period when the change occurs.

While management of the Company believes that current estimates are reasonable, significant adverse or favorable loss development could occur in the future.

                                                                                 Year ended December 31,
                                                                      ---------------------------------------------
                                                                         2000              1999             1998
                                                                   ----------------  --------------   ---------------
(In thousands)
Net Beginning Losses and LAE Reserve .....................              $134,305         $174,467          $181,643
                                                                        --------         --------          --------

Net Provision for Insured Events Incurred in:
   Current Year ..........................................                86,587           51,541           103,990
   Prior Years............................................                23,293            9,920            (9,643)
                                                                       ---------       ----------        ----------
     Total Net Provision..................................               109,880           61,461            94,347
                                                                        --------        ---------         ---------

Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year ..........................................                26,867           21,207            29,591
   Prior Years............................................                61,521           80,416            71,932
                                                                       ---------       ----------        ----------
     Total Net Payments ..................................                88,388          101,623           101,523
                                                                       ---------        ---------         ---------

Net Ending Losses and LAE Reserve ........................               155,797          134,305           174,467
Reinsurance Recoverable ..................................               218,757          110,089            37,797
                                                                        --------        ---------        ----------

Gross Ending Losses and LAE Reserve ......................              $374,554         $244,394          $212,264
                                                                        ========         ========          ========

During the year ended December 31, 2000, the Company experienced net adverse loss development of $23.3 million related to accident years 1999 and prior. Estimated losses and LAE incurred in accident years 1996 to 1999 have developed significantly due to the continuation of increasing claim severity patterns on the Company's California book of business. Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity include rising average temporary disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical control of a claimant's treatment. For claims occurring on and after July 1, 1998, the Company has reinsured a percentage of the higher claim severity under the Company's low level reinsurance agreement. The low level reinsurance agreement expired on June 30, 2000; however, the Company opted to continue ceding premiums and losses under the low level agreement on a run-off basis for all policies in force on June 30, 2000. Effective January 1, 2000, we entered into a reinsurance contract that provides statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract is in effect for claims occurring on or after January 1, 2000 through December 31, 2002. On July 1, 2000, the Company entered into a reinsurance agreement that covers losses on claims in excess of $250,000 up to $500,000 for policies issued after June 30, 2000.

For the year ended December 31, 1999, the Company recorded net adverse loss development on prior accident years of $9.9 million, primarily for accident years 1996 to 1998. This adverse development was largely due to the higher average California claim severity patterns that the Company experienced in the last half of 1999. In the year ended December 31, 1998, the Company recorded net favorable loss development of $9.6 million, which was mainly attributable to lower actual paid claims than were previously reserved on accident years prior to 1996.

8.   LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

                                                                                    2000                     1999
                                                                              ----------------        ----------------
(In thousands)
Revolving Credit Facility............................................             $135,000                 $160,000
Net Financing Obligations............................................               91,253
7 1/2% Convertible Subordinated Debentures ..........................               47,041                   50,498
6% Mortgage Note.....................................................               34,230                   34,693
7 1/5% Mortgage Note.................................................                                        11,614
7 3/8% Mortgage Note  ...............................................                                           393
Other................................................................                6,054                    6,397
                                                                                ----------              -----------
  Total..............................................................              313,578                  263,595
Less Current Portion.................................................              (88,223)                  (4,741)
                                                                                 ---------               ----------
Long-term Debt.......................................................             $225,355                 $258,854
                                                                                  ========                 ========

Revolving Credit Facility. On October 31, 1998, the Company replaced its prior line of credit with a $200 million credit facility. As a result of the asset impairment and other changes in estimate charges, the Company was not in compliance with its financial covenants at June 30, 2000. On December 15, 2000, the Company entered into an amended and restated credit agreement and is now in compliance with all covenants. The Company has $135 million available under the new agreement but that will be reduced by amounts ranging from $2.0 million to $10.0 million every six months starting in June 2001. The amount available under the credit facility can also be reduced by 80% of net proceeds from certain asset sales and excess cash flow, as defined in the amended and restated credit agreement, and, as well as 100% of net proceeds of any new debt or equity issuance, excluding any issuance by CII. The amended and restated credit agreement restricts the amount of funds that can be transferred to the Texas and SMHS operations to a maximum of $12 million and $5 million, respectively. The credit agreement also requires that the Company's purchase of the CII 7 1/2% convertible subordinated debentures with funds other than those from CII and its subsidiaries will require an equal permanent reduction in the credit facility limit. Interest under the amended and restated credit agreement is variable and based on the Bank of America "prime rate" plus a margin. The rate was 10.125% at December 31, 2000, which is a combination of the prime rate of 9.5% plus a margin of .625%. The Company can reduce the margin in the future by completing certain transactions and meeting certain financial ratios. Of the outstanding balance, $25 million is covered by an interest-rate swap agreement. To mitigate the risk of interest rate fluctuation on the credit facility, the Company entered into a five-year $50 million interest-rate swap agreement during the fourth quarter of 1998. The intent of the agreement was to keep the Company's interest rate on $50 million of the borrowing relatively fixed. In the fourth quarter of 2000, $25 million of the swap agreement was terminated. The average cost of borrowing on the credit facility for 2000, including the impact of the swap agreements, was approximately 9.9%. The terms of the amended and restated credit agreement contain certain covenants including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, maximum loss ratios and maximum capital expenditure amounts.

Net Financing Obligations represent amounts recorded as a financing obligation of $113,453,000 offset by notes receivable of $22,200,000 as part of the sale-leaseback transaction described in Note 4. Amounts were recorded as a financing obligation as required by SFAS 98 using the interest method with effective interest rates of 8.16% to 8.53%.

7 1/2% Convertible Subordinated Debentures. In September 1991, CII issued convertible subordinated debentures (the "Debentures") due September 15, 2001. The balance outstanding at December 31, 2000 was $47,041,000, which is net of $18,000 held by Sierra and is eliminated in consolidation. The Debentures are included in the current portion of long-term debt and pay interest at 7 1/2%, which is due semi-annually on March 15 and September 15. Each $1,000 in principal is convertible into 25.382 shares of the Company's common stock at a conversion price of $39.398 per share. Unamortized issuance costs of $91,000 are included in other assets on the balance sheet and are amortized over the life of the Debentures. Accrued interest on the Debentures as of December 31, 2000 and 1999 was $993,000 and $1,099,000, respectively. The Debentures are redeemable by CII, in whole or in part, at a redemption price of 100.75%, plus accrued interest. The Debentures are general unsecured obligations of CII only and were not assumed or guaranteed by Sierra or any of its subsidiaries. During 2000, 1999 and 1998, the Company purchased $3,457,000, $753,000 and $3,216,000, of the debentures on the open market resulting in realized gains, net of taxes, of $654,000, $111,000 and $48,000, respectively.

CII has limited sources of cash and does not expect to have readily available funds to pay the Debentures when they mature. CII is exploring strategies regarding the Debentures including refinancing, extending the maturity date or exchanging the Debentures. In December 2000, CII filed a registration statement on Form S-4 with the Securities and Exchange Commission in which it proposed an exchange offer to the holders of the Debentures to restructure the debt, extend the maturity date and reduce the overall debt of the Company. The offering proposes to exchange cash plus new subordinated Debentures, with a later maturity date, for the Debentures. The sources for the cash portion of the proposed exchange offer include a cash dividend from California Indemnity Insurance Company ("California Indemnity") to CII of up to $5 million. In connection with the proposed exchange offer, California Indemnity filed an application with the California Department of Insurance to pay an extraordinary dividend of $5 million to CII. On February 22, 2001, the California Department of Insurance approved this application. The balance of the cash portion of the proposed exchange offer is expected to be loans from Sierra Health Services, Inc. and/or other affiliates. However, these types of loans are limited by the Sierra amended and restated credit agreement. In addition, in order to issue the new senior subordinated debentures in the proposed exchange offer, the consent of two-thirds majority in principal amount of the lenders under the Sierra credit facility must be obtained. On March 16, 2001, CII announced that the interest payment due March 15, 2001 on the Debentures was not made as scheduled. The Debentures have a 30-day grace period that applies to the scheduled March 15 interest payment and are not in default unless payment is not made during the grace period. CII is working to complete the proposed exchange offer. There can be no assurances that CII or the Company will have the cash resources required to meet the obligations under the Debentures or that the CII will be able to successfully implement a strategy for refinancing of the Debentures.

Sale and purchase activity for the Debentures, to parties other than the Company and its subsidiaries, is believed to be minimal and there is no known market quotation system for the Debentures. The fair value of the Debentures at December 31, 2000 was $23,530,000, which is the Company's best estimate and was based on $18,000 stated value Debentures purchased for $9,000 by the Company during September 2000 and may not be indicative of the actual market value.

6% Mortgage Note. In conjunction with the acquisition of Kaiser Foundation Health Plan of Texas, the Company executed a deed of trust note for $35,200,000, which is secured by the underlying real estate and fixtures. The terms of the note include fixed monthly payments of $211,000 for five years at which time the remaining principal is due. As described in Note 4, the entire amount of this note is included in the current portion of long-term debt as it is related to the assets designated as held for sale.

7 1/5% Mortgage Note. In January 1998, the Company obtained a $15,000,000 loan from Bank of America, Nevada at an interest rate of 7 1/5%. The note balance of $9,891,000 was paid off in conjunction with the sale-leaseback transaction described above.

7 3/8% Mortgage Note. In December 1993, the Company obtained a loan from Bank of America, Nevada. The note was paid off during 2000.

Other. The Company has obligations under capital leases with interest rates from 6.7% to 13.4%. In addition, the Company has term loans with the City of Baltimore and the State of Maryland. Scheduled maturities of the Company's notes payable, net financing obligations and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2000, are as follows:

                                                                                              Obligations
     (In thousands)                                                      Notes               Under Capital
     Year ending December 31,                                           Payable                 Leases
     -----------------------------------------------------            -----------        -------------------
         2001.................................................         $  86,377                  $2,196
         2002.................................................            12,111                   2,281
         2003.................................................           118,093                   1,081
         2004 ................................................                31                      31
         2005.................................................                32                      31
         Thereafter...........................................            91,834                     216
                                                                      ----------                --------
            Total.............................................          $308,478                   5,836
                                                                        ========
         Less:  Amounts Representing Interest.................                                      (736)
                                                                                                --------

         Present Value of Minimum Lease Payments..............                                    $5,100
                                                                                                  =======

Excluding the Debentures, the fair value of long-term debt, including the current portion, is estimated to be approximately $249,932,000 based on the borrowing rates currently available to the Company.

9.   INCOME TAXES

A summary of the provision for income taxes for the years ended December 31, is as follows:

     (In thousands)                                           2000                  1999                  1998
                                                          ------------          ------------          ------------
     (Benefit) Provision for Income Taxes:
     Current.....................................          $     (795)            $(12,919)              $12,595
     Deferred....................................             (73,430)               6,984                 1,201
                                                            ---------           ----------              --------
     Total.......................................            $(74,225)           $  (5,935)              $13,796
                                                             ========            =========               =======

The following reconciles the difference between the reported and statutory (benefit) provision for income taxes for the years ended December 31:

                                                             2000                    1999                  1998
                                                         ------------            ------------          ------------

     Statutory Rate .............................            (35)%                   (35)%                  35%
     State Income Taxes .........................              0                      12                     1
     Tax Preferred Investments     ..............              0                     (12)                   (2)
     Change in Valuation Allowance ..............              0                     (15)                   (9)
     Intangible Amortization.....................              9                       3                     0
     Other ......................................             (1)                     (9)                    1
                                                             ---                     ---                    --
     (Benefit) provision for Income Taxes .......            (27)%                   (56)%                  26%
                                                             ===                     ===                    ==

The tax effects of significant items comprising the Company's net deferred tax assets are as follows at December 31:

                                                                               2000                      1999
                                                                         ----------------          ----------------
(In thousands)
Deferred Tax Assets:
    Medical and Losses and LAE Reserves ......................               $ 18,880                 $ 11,699
    Accruals Not Currently Deductible.........................                 14,628                   12,635
    Compensation Accruals ....................................                  9,732                    6,218
    Bad Debt Allowances.......................................                  6,916                    4,373
    Loss Carryforwards and Credits............................                 26,741                   18,886
    Depreciation and Amortization.............................                 30,444
    Unearned Premiums.........................................                  1,954                    1,029
    Deferred Reinsurance Gains................................                  1,917                    2,455
    Unrealized Investment Losses..............................                  3,051                    8,648
    Other ....................................................                    692                       90
                                                                          -----------              -----------
      Total...................................................                114,955                   66,033
                                                                             --------                 --------

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs ........................                    655                      777
    Depreciation and Amortization ............................                                          17,729
    Other ....................................................                    290                      684
                                                                         ------------               ----------
      Total...................................................                    945                   19,190
                                                                         ------------                 --------

    Net Deferred Tax Asset ...................................               $114,010                  $46,843
                                                                             ========                  =======

At December 31, 2000, the Company had approximately $56,877,000 of regular tax net operating loss carryforwards. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2020. In addition to the net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $5,198,000, which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits.

A valuation allowance was established in prior years to reflect the Company's inability to use tax benefits from certain acquisitions currently or in the near future. Due to a change in tax laws and the Company's ability to realize tax benefits for which a valuation allowance had been previously established, the Company reduced its valuation allowance by $1,575,000 and $4,691,000 for the years ended December 31, 1999 and 1998, respectively. The Company does not have a valuation allowance at December 31, 2000. Included in other current receivables in the December 31, 2000 and 1999 balance sheets are tax receivables of $1,326,000 and $10,518,000, respectively.

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

     (In thousands)
     Year Ending December 31,
          2001..........................................               $  6,724
          2002..........................................                  6,227
          2003..........................................                  4,763
          2004..........................................                  3,687
          2005..........................................                  3,332
          Thereafter....................................                  6,085
                                                                      ---------
               Total....................................                $30,818
                                                                        =======

Rent expense totaled $10,133,000, $9,098,000, and $8,763,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

11.  RELATED PARTY TRANSACTIONS

During 1997, the Company's Board of Directors authorized a $3.0 million line of credit from the Company to its Chief Executive Officer ("CEO"). In April 2000, the Company's Board of Directors authorized an additional $2.5 million loan from the Company to the CEO which, along with accrued interest, is due on June 30, 2002. At the end of 2000, the aggregate principal balance outstanding and accrued interest for both instruments was $5,416,000. All amounts borrowed bear interest at a rate equal to the rate at which the Company could have borrowed funds under the revolving credit facility at the time of the borrowing plus 10 basis points. The amounts outstanding are collateralized by certain of the CEO's assets and rights to compensation from the Company.

The Company expensed $4,000, $289,000 and $78,000 in the years ended December 31, 2000, 1999 and 1998, respectively, for legal fees to a Nevada law firm of which a non-employee Board of Director member is a shareholder.

12.  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. For the year ended December 31, 1998 and for the six months ended June 30, 1999, the Company contributed a maximum of 2% of eligible employees' compensation and matched 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS regulations. Effective July 1, 1999, the Plan was modified such that the Company matches 50%-100% of an employee's elective deferral and the maximum Company match is 6% of a participant's annual compensation, subject to IRS limits. The Plan does not require additional Company contributions. Expense under the plan totaled $4,707,000, $6,736,000 and $4,522,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

Supplemental Retirement Plans. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. The Company also matches 50% of those contributions that participants are restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon a participant's death, disability, retirement, termination of employment or certain other circumstances including financial hardship.

Executive Life Insurance Plan. The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract.

Supplemental Executive Retirement Plan ("SERP"). The Company has a defined benefit retirement plan covering certain key employees. The Company is funding the benefits through the purchase of life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. In 1998, the Company expanded the SERP to include more participants. The effect of adding these participants is included in plan amendments in the reconciliation below.

A reconciliation of ending year balances is as follows:

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                         2000                  1999                  1998
                                                                       --------              --------              ---------
       (In thousands)
     Change in Benefit Obligation:
       Projected Benefit Obligation at Beginning of Period....           $12,808              $14,198              $ 9,515
       Service Cost ..........................................               365                  365                  408
       Interest Cost .........................................               887                  829                  875
       Plan Amendments........................................               166                                     1,572
       Actuarial (Gains) Losses...............................              (340)              (2,391)               1,925
       Benefits Paid .........................................              (193)                (193)                 (97)
                                                                       ---------            ---------           ----------
       Benefit Obligation at End of Period....................            13,693               12,808               14,198
                                                                         -------              -------              -------

     Change in Plan Assets:
       Fair Value of Plan Assets at Beginning of Period.......             7,295                4,493                1,872
       Actual Return on Plan Assets ..........................              (445)                 123                  (58)
       Company Contributions .................................             1,589                2,679                2,679
                                                                        --------              -------             --------
       Fair Value of Plan Assets at End of Period.............             8,439                7,295                4,493
                                                                        --------              -------             --------

       Funded Status of the Plan .............................            (5,254)              (5,513)              (9,705)
       Unrecognized Actuarial Change..........................              (851)                (532)               1,858
       Unrecognized Prior Service Credit .....................             7,652                8,412                9,334
       Unrecognized Net Loss .................................             2,326                1,150                  748
                                                                        --------             --------            ---------
       Total Recognized ......................................          $  3,873              $ 3,517              $ 2,235
                                                                        ========              =======              =======

     Total Recognized Amounts in the Financial
        Statements Consist of:
       Accrued Benefit Liability .............................          $ (1,912)             $(2,439)             $(3,325)
       Intangible Asset ......................................             5,785                5,956                5,560
                                                                        --------             --------             --------
       Total .................................................           $ 3,873              $ 3,517              $ 2,235
                                                                         =======              =======              =======

     Assumptions:
       Discount Rate .........................................            7.0%                  7.0%                 7.0%
       Expected Return on Plan Assets ........................            8.0%                  8.0%                 8.0%
       Rate of Compensation Increase .........................            3.0%                  3.0%                 5.0%

     Components of Net Periodic Benefit Cost:
       Service Cost...........................................         $     365             $    365             $    408
       Interest Cost .........................................               887                  829                  875
       Expected Return on Plan Assets.........................              (733)                (525)                (295)
       Amortization of Prior Service Credits..................               925                  922                  885
       Recognized Actuarial (Gain) Loss.......................               (20)                  (1)                  68
                                                                      ----------           ----------           ----------
       Net Periodic Benefit Cost..............................          $  1,424              $ 1,590              $ 1,941
                                                                        ========              =======              =======

13.  CAPITAL STOCK PLANS

Stockholders' Rights Plan. Each share of Sierra common stock, par value $.005 per share, contains one right (a "Right"). Each Right entitles the registered holder to purchase from Sierra a unit consisting of one one-hundredth (.001) of a share of the Sierra Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since Sierra may redeem the Rights at the price of $.02 per Right prior to the time that a person or group has acquired beneficial ownership of 20% or more of Sierra common stock.

Stock Option Plans. The Company has several plans that provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of Options, Stock, and other stock-based awards. Awards are granted by a committee appointed by the Board of Directors. Options become exercisable at such times and in such installments as set by the committee. The exercise price of each option equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 25% per year. Options expire from one to five years after the end of the vesting period.

The following table reflects the activity of the stock option plans:

                                                               Number of            Option                Weighted
                                                                 Shares              Price              Average Price
      (Number of shares in thousands)
      Outstanding January 1, 1998                                 2,655        $ 6.31  -  $24.50           $17.53

         Granted.....................................               468         16.94  -   24.83            22.49
         Exercised...................................              (386)         6.31  -   23.33            14.25
         Canceled....................................                (7)         7.13  -   24.50            17.01
                                                              ---------
      Outstanding December 31, 1998..................             2,730          6.31  -   24.83            18.89

         Granted.....................................             1,436          6.69  -   21.00             9.44
         Exercised...................................                (2)         6.31  -   12.08             9.41
         Canceled....................................              (260)        11.71  -   24.83            19.65
                                                                -------
      Outstanding December 31, 1999..................             3,904          6.31  -   24.69            15.37

         Granted.....................................             2,458          3.13  -    7.19             3.87
         Exercised...................................
         Canceled....................................            (2,112)         3.75  -   24.69            18.17
                                                                -------
      Outstanding December 31, 2000 .................             4,250          3.13  -   24.69             7.31
                                                                =======

      Exercisable at December 31, 2000 ..............               674        $ 6.31  -  $24.69           $14.15
                                                               ========

      Available for Grant at
         December 31, 2000 ..........................             2,863
                                                                =======

The following table summarizes information about stock options outstanding at December 31, 2000:

(Number of options in thousands)
                             Weighted Average                                               Weighted Average
     Range of Exercise       Contractual Life                Options                         Exercise Price
                                                 --------------------------------   --------------------------------
        Prices               Remaining in Days      Outstanding      Exercisable       Outstanding      Exercisable

   $ 3.13  -  $ 7.19               3,353                 2,580                47         $ 4.04           $ 6.57
     8.00  -   17.58               1,718                 1,273               426           9.28            11.20
    19.08  -   21.17               1,367                   173                89          20.74            20.55
    22.17  -   24.69               1,373                   224               112          23.27            23.50

Employee  Stock  Purchase  Plans.  The Company has employee stock purchase plans
(the "Purchase Plans") whereby employees may purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plans. During 2000, a total of 415,000 shares were purchased at prices of $5.68 and $2.71 per share. During January 2001, 219,000 shares were purchased by employees at $2.92 per share in connection with the Purchase Plans. In May 2000, the shareholders of the Company approved an additional 1,250,000 shares and at December 31, 2000 the Company had 1,129,000 shares reserved for purchase under the Purchase Plans.

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

                                                                 2000                  1999                1998
                                                                 ----                  ----                ----
(In thousands, except per share data)
Net (Loss) Income                   As reported               $(199,915)              $(4,631)             $39,596
                                    Pro forma                  (203,293)               (9,204)              37,106

Net (Loss) Income Per Share         As reported            $   (7.37)                 $ (.17)              $ 1.45
                                    Pro forma                  (7.49)                   (.34)                1.35

Net (Loss) Income Per Share
    Assuming Dilution               As reported            $   (7.37)                 $ (.17)              $ 1.43
                                    Pro forma                  (7.49)                   (.34)                1.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility of 52%, 43% and 37%; risk-free interest rates of 6.60%, 5.87% and 4.46%; and expected lives of four to five years. The weighted average fair value of options granted in 2000, 1999 and 1998 was $2.72, $3.77 and $9.92, respectively.

The fair value of the look-back option implicit in each offering of the Purchase Plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility of 46%, 45% and 32%; risk-free interest rates of 5.79%, 4.66% and 5.30%; and expected lives of six months for all years.

During 1999, the Company extended by three years the expiration date for 1,035,000 options covering shares that would have expired in 1999 and 2000. The exercise price per share for these options ranges from $10.92 to $20.50. No expense was recognized in the consolidated statement of operations related to these options. Expense of $1,445,000 is included in the Pro forma information presented.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995.

14.  CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

Supplemental statements of cash flows information for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                    2000               1999                   1998
                                                                ------------       ------------           ------------
      (In thousands)
Cash Paid During the Year for Interest
     (Net of Amount Capitalized).........................           $28,811             $17,721                $8,737
Cash (Received) Paid During the Year
     for Income Taxes....................................           (10,923)             (4,590)               15,003

Noncash Investing and Financing Activities:
     Liabilities Assumed in Connection with
       Corporate Acquisitions............................                                                      53,461
     Stock Issued for Exercise of Options
       and Related Tax Benefits..........................                                     1                 1,284
     Additions to Capital Leases.........................             1,835                                     3,070

Acquisitions. On October 31, 1998, TXHC completed the acquisition of certain assets of Kaiser Foundation Health Plan of Texas, a health plan operating in Dallas/Ft. Worth and Permanente Medical Association of Texas, a 150 physician medical group operating in that area. The purchase price was $124 million, which was net of $20 million in operating cost support paid to Sierra by Kaiser Foundation Hospitals in four quarterly installments following the closing of the transaction. The purchase price allocation included a premium deficiency reserve of approximately $25 million for estimated losses on the contracts acquired from Kaiser-Texas.

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

15.  CERTAIN MEDICAL EXPENSES

During 1999, the Company reported a premium deficiency medical charge of $8.1 million related to losses in under-performing markets primarily in Arizona and rural Nevada, all of which was used during 1999. In the fourth quarter of 1999, the Company recorded a premium deficiency charge of $10.0 million related to HMO contracts in the Texas market for the year 2000. Also recorded in medical expenses during the fourth quarter was $11.2 million primarily related to an adjustment to the estimate for medical expenses recorded in previous years, and $6.8 million primarily related to contractual settlements with providers of medical services.

In the first quarter of 2000, the Company recorded $1.0 million of adverse development related to prior years' medical claims. Included in reported medical expenses for the second quarter of 2000 are changes in estimate charges of $29.5 million of reserve strengthening primarily due to adverse development on prior periods' medical claims, as well as $15.5 million in premium deficiency medical expense related to under-performing markets in the Dallas/Ft. Worth and Houston areas. The recorded premium deficiency reflects anticipated cost savings from restructuring and reorganization actions discussed below. In addition, the Company recorded $10.2 million of other non-recurring medical costs primarily relating to the write-down of medical subsidiary assets.

The total premium deficiency medical reserve utilized during the year ended December 31, 2000 was $20.3 million. Management believes that the remaining premium deficiency medical reserve of $5.2 million, as of December 31, 2000, is adequate and that no revision to the estimate is necessary at this time.

 16.  ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

Asset Impairments:

In the first quarter of 1999, the Company recorded a charge of $3.5 million related to the write-off of goodwill associated with the Mohave Valley operations. During the first quarter of 1999, the Company closed all inpatient operations at Mohave Valley Hospital, a 12-bed acute care facility in Bullhead City, Arizona, and terminated approximately 45 employees.

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

In connection with the restructuring plans adopted and announced by the Company in the second quarter of 2000, the Company re-evaluated the recoverability of certain long-lived assets, primarily associated with the Texas operations, in accordance with SFAS No. 121 and APB No. 17 and determined that the carrying values of certain goodwill and other long-lived assets were impaired.

In assessing the asset impairment of the long-lived assets, the Company first allocated a portion of related goodwill to the fixed assets to be disposed of, in accordance with SFAS No. 121. The fixed assets were then written down to estimated fair value less costs to sell, which was determined from independent valuations. The remainder of the related goodwill was then assessed for recoverability in accordance with APB No. 17 based on projected discounted cash flows.

The charges recorded for the write-off of goodwill totaled $126.4 million for the Texas operations and $15.1 million related primarily to the Prime Holdings, Inc. acquisition.

The charges recorded for fixed asset impairment totaled $36.6 million for the Texas operations and $9.5 million for the Arizona and Nevada operations.

During the second quarter of 2000, the Company wrote-off capitalized costs of $3.0 million related to the application development of an information system software project for the workers' compensation operations, that was canceled because the vendor was unable to fulfill its contractual obligations. The amounts written off included software and consulting costs of $1.6 million and capitalized internal personnel costs of $1.4 million.

Restructuring and Reorganization:

In the first quarter of 1999, the Company incurred $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the write-off of start-up costs at the Company's equity investee, TriWest Healthcare Alliance.

In the first quarter of 2000, the Company announced a restructuring of the managed health care operations in Texas. As a result of this restructuring, the Company incurred approximately $1.4 million of severance pay for employees who were terminated. The restructuring involved changes in senior management at the Texas facilities and the centralization of key services to Las Vegas. Also in the first quarter of 2000, the Company incurred $1.5 million of costs, consisting primarily of consulting fees, in conjunction with a review and reorganization of the managed care operations in Texas.

In the second quarter of 2000, the Company adopted a plan and announced additional restructuring of the managed health care operations, primarily in Texas and Arizona. As a result of this restructuring, the Company recorded charges in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" of approximately $10.6 million. Of the costs recorded, $5.9 million was for severance, $2.9 million was related to clinic closures and lease termination and $1.8 million was for other costs. The severance charge resulted from the termination of 315 employees at the Company's subsidiaries and affiliated medical groups.

As compared to the quarter ended June 30, 2000, the restructuring and reorganization activities resulted in cash flow savings of approximately $2.0 to $3.0 million per quarter beginning in the fourth quarter of 2000.

Premium Deficiency Maintenance:

Based on the Company's Texas operations financial projections for 2000, the Company recorded a $21.0 million premium deficiency at the end of 1999. Of this amount, $10.0 million was recorded in medical expenses and $11.0 million was recorded in asset impairment, restructuring, reorganization and other costs. The $11.0 million was an estimate of general and administrative costs, in excess of those covered by premiums, the Company expected to be incurred to service the Dallas/Ft. Worth contracts.

The premium deficiency medical costs of $10.4 million, recorded in the second quarter of 2000, was an estimate of general and administrative costs, in excess of those covered by premiums, the Company would incur to service the Texas contracts. The amount reflects anticipated cost reductions from the restructuring and reorganization actions noted above.

Other:

During the fourth quarter of 1998, the Company incurred settlement expenses totaling $8 million related to the settlement of a competitor's protest for the Region 1 TRICARE contract. Also during the fourth quarter of 1998, the Company incurred integration, transition and other charges totaling $3.1 million related primarily to the acquisition of the Texas operations of Kaiser Foundation Health Plan of Texas. In addition, the Company incurred certain legal expenses totaling $2.7 million, resulting primarily from the TRICARE settlement and acquisition and integration activity.

The $3.4 million of charges in the fourth quarter of 1999 consisted primarily of legal and contractual settlements.

The remaining $6.1 million of costs recorded in the second quarter of 2000 relate primarily to the write-down of certain receivables as well as an accrual for legal settlements.

The  table  below  presents  a  summary  of  asset  impairment,   restructuring,
reorganization and other costs for the years indicated.


                                                        Restructuring          Premium
                                             Asset            and            Deficiency
(In thousands)                            Impairment    Reorganization       Maintenance       Other             Total
                                          ----------    --------------       -----------       -----             -----

Balance, January 1, 1998
Charges recorded...................    $          0         $       0      $        0        $ 13,851         $  13,851
Cash used..........................                                                           (11,032)          (11,032)
Noncash activity...................                                                                                 -
Changes in estimate................                                                             _____               -
Balance, December 31, 1998.........                                                             2,819             2,819

Charges recorded...................           3,509               850          11,000           3,449            18,808
Cash used..........................                              (850)                         (2,819)           (3,669)
Noncash activity...................          (3,509)                                                             (3,509)
Changes in estimate................         _______             _____         _______          ______               -
Balance, December 31, 1999.........                                            11,000           3,449            14,449

Charges recorded...................         190,490            13,492          10,358           6,100           220,440
Cash used..........................                            (9,143)        (12,080)           (502)          (21,725)
Noncash activity...................        (190,490)                                           (3,800)         (194,290)
Changes in estimate................        ________            ______          ______          ______               -
Balance, December 31, 2000.........$          -              $  4,349        $  9,278        $  5,247        $   18,874
                                    ================          ========        ========        ========        ==========

The remaining restructuring and reorganization costs of $4.3 million are primarily related to the cost to provide malpractice insurance on our discontinued affiliated medical groups, clinic closures and lease terminations in Houston and Arizona. The remaining other costs of $5.2 million are primarily related to legal claims. Management believes that the remaining reserves as of December 31, 2000 are adequate and that no revisions to the estimates are necessary at this time.

17.     UNAUDITED QUARTERLY INFORMATION
        (In thousands, except per share data)

                                                                 March             June              September         December
                                                                  31                30                  30                31
                                                           ---------------   ---------------   ---------------  ---------------
Year Ended December 31, 2000:
  Operating Revenues....................................         $327,176         $337,054          $377,482          $351,266
  Operating Income (Loss)...............................            7,928         (279,145)           10,029            10,678
  Income (Loss) Before Income Taxes ....................            2,340         (284,294)            3,938             3,876
  Net Income (Loss).....................................            1,556         (206,717)            2,669             2,577
  Earnings (Loss) Per Share.............................              .06            (7.64)              .10               .09
  Earnings (Loss) Per Share Assuming Dilution...........              .06            (7.64)              .10               .09

Year Ended December 31, 1999:
  Operating Revenues....................................         $318,074         $315,818          $322,570          $327,349
  Operating Income (Loss)...............................            2,989           16,972            17,436           (32,983)
  (Loss) Income Before Income Taxes ....................           (1,060)          12,846            13,267           (35,619)
  Net (Loss) Income.....................................             (706)           8,556             8,863           (21,344)
  (Loss) Earnings Per Share.............................             (.03)             .32               .33              (.79)
  (Loss) Earnings Per Share Assuming Dilution...........             (.03)             .32               .33              (.79)

18.     SEGMENT REPORTING

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

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except as described in the notes below).

Information concerning the operations of the reportable segments is as follows:
(In thousands)

                                                     Managed Care            Military           Workers'
                                                     and Corporate         Health Services     Compensation
                                                     Operations             Operations         Operations         Total
                                                     ----------             ----------         ----------         -----
Year Ended December 31, 2000
Medical Premiums..............................          $869,875              $                  $             $   869,875
Military Contract Revenues....................                                $330,352                             330,352
Specialty Product Revenues....................             8,822                                  $127,022         135,844
Professional Fees.............................            35,607                                                    35,607
Investment and Other Revenues.................             5,878                   905              14,517          21,300
                                                     -----------          ------------          ----------   -------------
   Total Revenue..............................          $920,182              $331,257            $141,539     $1,392,978
                                                        ========              ========            ========      ==========

Segment Operating Profit (1)..................         $  23,200            $    7,992           $  18,328    $     49,520
Interest Expense and Other....................           (20,445)                 (611)             (2,574)        (23,630)
Changes in Estimate Charges (2)...............           (56,297)                                  (23,293)        (79,590)
Asset Impairment, Restructuring,
     Reorganization and Other Costs...........          (217,440)                                   (3,000)       (220,440)
                                                      ----------       ---------------         -----------    ------------
Net (Loss) Income Before Income Taxes.........         $(270,982)           $    7,381           $ (10,539)    $  (274,140)
                                                       =========            ==========           =========     ===========

Segment Assets................................          $515,978              $115,520            $533,602      $1,165,100
Capital Expenditures..........................            17,807                   717                 839          19,363
Depreciation and Amortization.................            25,451                 2,926               1,538          29,915

Year Ended December 31, 1999
Medical Premiums..............................          $827,779                                               $   827,779
Military Contract Revenues....................                                 $287,398                            287,398
Specialty Product Revenues....................             9,869                                 $  84,352          94,221
Professional Fees.............................            51,842                                                    51,842
Investment and Other Revenues.................             6,445                    706             15,420          22,571
                                                     -----------           ------------         ----------   --------------
   Total Revenue..............................          $895,935               $288,104          $  99,772      $1,283,811
                                                        ========               ========          =========      ==========

Segment Operating Profit (1)..................         $  36,538              $  11,612          $  21,091    $     69,241
Interest Expense and Other....................           (10,814)                  (910)            (3,256)        (14,980)
Changes in Estimate Charges (2)...............           (36,099)                                   (9,920)        (46,019)
Asset Impairment, Restructuring,
     Reorganization and Other Costs...........           (18,808)                                                  (18,808)
                                                       ---------         --------------     --------------   -------------
Net (Loss) Income Before Income Taxes.........         $ (29,183)             $  10,702         $    7,915    $    (10,566)
                                                       =========              =========         ==========    ============

Segment Operating Assets......................          $650,505              $  76,187           $403,420      $1,130,112
Capital Expenditures..........................            53,741                    570              4,201          58,512
Depreciation and Amortization.................            23,891                  2,758              1,430          28,079

Year Ended December 31, 1998
Medical Premiums..............................          $609,404                                               $   609,404
Military Contract Revenues....................                                 $204,838                            204,838
Specialty Product Revenues....................            12,843                                  $135,525         148,368
Professional Fees.............................            45,363                                                    45,363
Investment and Other Revenues.................             8,581                    407             20,242          29,230
                                                     -----------           ------------         ----------   -------------
   Total Revenue..............................          $676,191               $205,245           $155,767      $1,037,203
                                                        ========               ========           ========      ==========

Segment Operating Profit (1)..................         $  43,314             $    8,620          $  12,847    $     64,781
Interest Expense and Other....................            (2,610)                  (573)            (3,998)         (7,181)
Changes in Estimate Charges (2)...............                                                       9,643           9,643
Asset Impairment, Restructuring, Reorganization
   and Other Costs............................                                   (4,869)            (8,982)
                                                                            -----------        ----------- ---------------
      (13,851)
Net Income (Loss) Before Income Taxes.........         $  35,835            $     ( 935)        $   18,492    $     53,392
                                                       =========            ===========         ==========    ============

Segment Assets................................          $593,332              $  73,877           $377,911      $1,045,120
Capital Expenditures..........................            32,520                  5,015              3,208          40,743
Depreciation and Amortization.................            15,545                  2,167              1,551          19,263

(1) The segment operating profit excludes the effects of changes in estimate charges.
(2) Represents changes in estimate charges in the current year for services or liabilities of a prior year that are reclassified to either Medical Expenses or Specialty Product Expenses for presentation in accordance with accounting principles generally accepted in the United States of America.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following  consolidated financial statements are included in Part II,
Item 8 of this Report:

                                                                                                     Page
                                                                                                     ----

        Report of Independent Auditors...........................................................40
        Consolidated Balance Sheets at December 31, 2000 and 1999................................      41
        Consolidated Statements of Operations for the Years Ended
           December 31, 2000, 1999 and 1998......................................................      42
        Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 2000, 1999 and 1998..................................      43
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998......................................................      44
        Notes to Consolidated Financial Statements...............................................      45

(a)(2) Financial Statement Schedules:

        Schedule I           -   Condensed Financial Information of Registrant...................     S-1

        Schedule V           -   Supplemental Information Concerning
                                   Property-Casualty Insurance ..................................     S-4
Other Information:

Section 403.04 b             -   Exhibit of Redundancies (Deficiencies) .........................     S-5

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

       (3.3) Amended and Restated Bylaws of the Registrant, as amended through March 1, 2000.

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

       (4.3) Form of Indenture of 7 1/2% convertible subordinated debentures due 2001 from CII Financial, Inc. to Manufacturers Hanover Trust Company as Trustee dated September 15, 1991, incorporated by reference to Exhibit
                  4.2 of Post-Effective Amendment No. 1 on Form S-3 to Registration Statement on Form S-4 dated October 6, 1995 (Reg. No. 33-60591).

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

      (10.4) Amended and Restated Credit Agreement dated as of December 15, 2000, among Sierra Health Services, Inc. as Borrower, Bank of America National Trust and Savings Association as Administrative Agent and Issuing Bank, First Union National Bank as Syndication Agent, and the Other Financial Institutions Party Thereto, incorporated by reference to
                  Exhibit 1 to the Registrant's Current Report on Form 8-K filed December 22, 2000.


      (10.5)      Compensatory Plans, Contracts and Arrangements.

                  (1) Employment Agreement with Jonathon W. Bunker dated November 16, 2000.

                  (2) Employment Agreement with Frank E. Collins dated November 16, 2000.

                  (3) Employment Agreement with William R. Godfrey dated December 10, 1999, incorporated by reference to Exhibit
                        10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                  (4) Employment Agreement with Laurence S. Howard dated December 10, 1999 incorporated by reference to Exhibit
                        10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                  (5) Employment Agreement with Anthony M. Marlon, M.D. dated November 16, 2000.

                  (6) Employment Agreement with Erin E. MacDonald dated November 16, 2000.

                  (7) Employment Agreement with Michael A. Montalvo dated November 16, 2000.

                  (8) Employment Agreement with Marie H. Soldo dated November 16, 2000.

                  (9) Employment Agreement with Paul H. Palmer dated November 16, 2000.

                  (10) Form of Split Dollar Life Insurance Agreement effective as of August 25, 1998, by and between Sierra Health Services, Inc., and Jonathon W. Bunker, Ria Marie Carlson, Frank E. Collins, William R. Godfrey, Laurence S. Howard, Erin E. MacDonald, Anthony M. Marlon, M.D., Kathleen M. Marlon, Michael
                        A. Montalvo, John A. Nanson, M.D., Paul H. Palmer and Marie H. Soldo.

(11)     Sierra Health Services,  Inc.  Deferred  Compensation  Plan effective
                        May 1, 1996 as Amended and Restated Effective January 1, 2001.

                  (12) Sierra Health Services, Inc. Supplemental Executive Retirement Plan effective July 1, 1997, as Amended and Restated January 1, 2001.

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

                  (16) Sierra Health Services, Inc. Management Incentive Compensation Plan incorporated by reference to Exhibit
                        10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                  (17) Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated through June 13, 2000, incorporated by reference to Exhibit 10.6 to the
                        Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

                  (18) Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated through August 10, 2000, incorporated by reference to Exhibit
                        10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

      (10.6) Agreement and Plan of Merger dated as of June 12, 1995 among the Registrant, Health Acquisition Corp., and CII Financial, Inc., incorporated by reference to the Report on Form 8-K dated June 13, 1995, as amended.

      (10.7) Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(10.8) Amendment No. 1 to Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000.

(10.9) Amendment No. 2 to Loan Agreement dated August 11, 1997 between the Company and Anthony M. Marlon for a revolving credit facility in the maximum aggregate amount of $3,000,000.

(10.10) Loan Agreement dated April 10, 2000 between the Company and Anthony M. Marlon for a term loan of $2,500,000, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     (10.11) Collateral Assignment of Rights dated April 10, 2000 between the Company and Anthony M. Marlon, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     (10.12) Master Purchase and Sale Agreement between Kaiser Foundation Health Plan of Texas (as Seller) and HMO Texas, L.C. (as Buyer), dated June 5, 1998, incorporated by reference to
                  Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.13) Asset Sale and Purchase Agreement between Permanente Medical Association of Texas, a Texas Professional Association and HMO Texas, L.C., a Texas Limited Liability Company, dated June 5, 1998, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.*

     (10.14) Asset Sale and Purchase Agreement between Permanente Medical Association of Texas, Amendment No. 2 to Asset Sale and Purchase Agreement between Kaiser Foundation Health Plan
                  of Texas and Texas  Health   Choice,   L.C.   (formerly   HMO
                  Texas,   L.C.), incorporated  by reference to Exhibit  10.13
                  to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     (10.15) Amendment No. 2 to Asset Sale and Purchase Agreement between Kaiser Foundation Health Plan of Texas and Texas Health Choice, L.C. (formerly HMO Texas, L.C.), incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     (10.16) Purchase and Sale Agreement dated December 1, 2000 between Sierra Health Services, Inc., Health Plan of Nevada, Inc., Sierra Health and Life Insurance Company, Inc., 2716 North Tenaya Way Limited Partnership and CB Richard Ellis Corporate Partners, LLC and amendments one through seven thereof.

     (10.17) Purchase and Sale Agreement dated December 1, 2000 between Sierra Health Services, Inc., Southwest Medical Associates, Inc., Health Plan of Nevada, Inc., 2314 West Charleston Partnership and CB Richard Ellis Corporate Partners, LLC and amendments one through seven thereof.

        (21)      Subsidiaries of the Registrant (listed herein):

                  There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

                                                                 Jurisdiction of
                                                                  Incorporation
                                                                  -------------
                  Sierra Health and Life Insurance
                        Company, Inc.                             California
                  Health Plan of Nevada, Inc.                     Nevada
                  Sierra Health-Care Options, Inc.                Nevada
                  Behavioral Healthcare Options, Inc.             Nevada
                  Family Health Care Services                     Nevada
                  Family Home Hospice, Inc.                       Nevada
                  Southwest Medical Associates, Inc.              Nevada
                  Sierra Medical Management, Inc.
                        and Subsidiaries                          Nevada
                  Southwest Realty, Inc.                          Nevada
                  Sierra Health Holdings, Inc.
                        (Texas Health Choice, L.C.)               Nevada (Texas)
                  Sierra Texas Systems, Inc.                      Texas
                  CII Financial, Inc.,
                        and Subsidiaries                          California
                  Northern Nevada Health Network, Inc.            Nevada
                  Intermed, Inc.                                  Arizona
                  Prime Holdings, Inc.
                        and Subsidiaries                          Nevada
                  Sierra Military Health Services, Inc.           Delaware
                  Sierra Home Medical Products, Inc.              Nevada
                  Nevada Administrators, Inc.                     Nevada
                  Med One Health Plan, Inc.                       Nevada

      (23.1)      Consent of Deloitte & Touche LLP

        (99) Registrant's current report on Form 8-K filed March 20, 2001, incorporated herein.

            All other Exhibits are omitted because they are not applicable.

(b)        Reports on Form 8-K

            Current Report on Form 8-K, filed December 22, 2000, with the Securities and Exchange Commission in connection with the Company's Amended and Restated Credit Agreement.

            Current Report on Form 8-K, filed January 5, 2001, with the Securities and Exchange Commission in connection with the Company's sale and leaseback transaction.


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

                                          SIERRA HEALTH SERVICES, INC.


                                          By:      /s/ Anthony M. Marlon, M.D.
                                                   ----------------------------
                                                   Anthony M. Marlon, M.D.

Date:  March 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                          Title                                     Date


/s/ Anthony M. Marlon, M.D.                        Chief Executive Officer                   March 27, 2001
-----------------------------
   Anthony M. Marlon, M.D.                         and Chairman of the Board
                                                   (Chief Executive Officer)


/s/ Paul H. Palmer                                 Vice President of Finance,                March 27, 2001
--------------------------------
   Paul H. Palmer                                  Chief Financial Officer,
                                                   and Treasurer
                                                   (Chief Accounting Officer)


/s/ Charles L. Ruthe                               Director                                  March 27, 2001
-------------------------------
   Charles L. Ruthe


/s/ William J. Raggio                              Director                                  March 27, 2001
-------------------------------
   William J. Raggio


/s/ Thomas Y. Hartley                              Director                                  March 27, 2001
-----------------------------
   Thomas Y. Hartley

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only
                                 (In thousands)


                                                                                               December 31,
                                                                                       2000                   1999
                                                                                 ----------------       ---------------
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................             $  15,230        $        194
     Short-term Investments..............................................                   358               1,149
     Current Portion of Deferred Tax Asset...............................                25,803              22,684
     Prepaid Expenses and Other Current Assets...........................                 8,672               9,922
                                                                                     ----------          ----------
           Total Current Assets..........................................                50,063              33,949

PROPERTY AND EQUIPMENT - NET ............................................               134,394              71,121
EQUITY IN NET ASSETS OF SUBSIDIARIES ....................................               117,964             341,994
NOTES RECEIVABLE FROM SUBSIDIARIES ......................................                 9,435               9,517
GOODWILL   ..............................................................2,259            2,188
DEFERRED TAX ASSET.......................................................                63,829              19,696
OTHER ...................................................................                29,126              30,575
                                                                                      ---------          ----------

TOTAL ASSETS ............................................................              $407,070            $509,040
                                                                                       ========            ========

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................             $  30,864           $  41,212
     Current Portion of Long-term Debt ..................................                43,113                 393
                                                                                      ---------         -----------
           Total Current Liabilities ....................................                73,977              41,605

LONG-TERM DEBT (Less Current Portion)....................................               229,804             160,000
OTHER LIABILITIES .......................................................                12,816              29,023
                                                                                      ---------          ----------
TOTAL LIABILITIES .......................................................               316,597             230,628
                                                                                       --------           ---------

STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................                   144                 142
     Additional Paid-in Capital .........................................               177,493             175,915
     Treasury Stock .....................................................               (22,789)            (22,789)
     Accumulated Other Comprehensive Income .............................                (5,667)            (16,063)
     (Accumulated Deficit) Retained Earnings ............................               (58,708)            141,207
                                                                                      ---------           ---------
           Total Stockholders' Equity ...................................                90,473             278,412
                                                                                      ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................              $407,070            $509,040
                                                                                       ========            ========


Note: Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:
          (In thousands)

     Year Ending December 31,
          2001...........................................................             $  43,113
          2002.............................................................                12,546
          2003.............................................................               118,606
          2004.............................................................
          2005.............................................................
          Thereafter.......................................................                98,652
                                                                                       ----------
              Total......................................................              $272,917
                                                                                       ========

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENT OF OPERATIONS - Parent Company Only
                                 (In thousands)


                                                                           Year Ended December 31,
                                                               ----------------------------------------------
                                                                    2000                1999           1998
                                                              ----------------    -----------------------------
OPERATING REVENUES:
    Management Fees........................................          $ 61,101           $52,109          $52,773
Subsidiary Dividends.......................................             5,137             9,700            4,085
Investment and Other Income................................             7,320             4,600            5,564
                                                                    ---------         ---------         --------
Total Operating Revenues...................................            73,558            66,409           62,422
                                                                     --------          --------          -------

GENERAL AND ADMINISTRATIVE EXPENSES:
     Depreciation..........................................            10,650             6,311            5,329
     Other.................................................            39,746            43,789           34,715
     Asset Impairment, Restructuring,
          Reorganization and Other Costs...................             8,455            14,552            4,569
                                                                      -------          --------          -------
Total General and Administrative...........................            58,851            64,652           44,613

INTEREST EXPENSE AND OTHER, NET............................           (16,117)          (12,741)          (2,566)

EQUITY IN UNDISTRIBUTED
     (LOSS) EARNINGS OF SUBSIDIARIES.......................          (260,382)          (10,461)          28,364
                                                                    ---------          ---------         -------

(LOSS) INCOME BEFORE INCOME TAXES..........................          (261,792)          (21,445)          43,607

BENEFIT (PROVISION) FOR
      INCOME TAXES.........................................            61,877            16,814           (4,011)
                                                                    ---------          --------         ---------

NET (LOSS) INCOME..........................................         $(199,915)         $ (4,631)         $39,596
                                                                    =========          ========          =======

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                       2000               1999              1998
                                                                                  --------------     --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (Loss) Income....................................................          $(199,915)          $(4,631)          $39,596
Adjustments to Reconcile Net (Loss) Income to Net Cash
          Provided by (Used for) Operating Activities:
          Depreciation and Amortization....................................             10,755             6,398             5,416
          Provision for Property Impairment ...............................              3,604
          Equity in Undistributed Earnings (Loss) of Subsidiaries..........            260,382            10,461           (28,364)
      Change in Assets and Liabilities.....................................            (71,138)          (14,505)            8,021
                                                                                    ----------           --------        ---------
                 Net Cash Provided by (Used for) Operating Activities......              3,688            (2,277)           24,669
                                                                                   -----------          ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures ................................................             (5,527)          (31,804)          (22,294)
      Property and Equipment Dispositions..................................              9,920
      Decrease (Increase) in Investments...................................                836             2,655            (1,492)
Dividends from Subsidiaries................................................              5,137             9,700             4,085
Acquisitions, Net of Cash Acquired ........................................                               (3,000)           (7,500)
      Dispositions, Net of Cash Disposed ..................................                                                  1,373
      Increase in Net Assets in Subsidiaries...............................            (69,800)           (7,080)         (125,488)
                                                                                     ---------          --------          --------
          Net Cash Used for Investing Activities ..........................            (59,434)          (29,529)         (151,316)
                                                                                     ---------           -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing ...................................             91,520            79,000           166,000
      Reductions in Long-term Obligations and
          Payments on Capital Leases.......................................            (22,400)          (49,469)          (45,424)
Proceeds from Note Receivable to Subsidiaries..............................                 82               160                67
      Purchase of Treasury Stock ..........................................                               (7,968)           (9,220)
      Exercise of Stock in Connection with Stock Plans.....................              1,580             2,332             8,054
                                                                                    ----------           -------        ----------
Net Cash Provided by Financing Activities..................................             70,782            24,055           119,477
                                                                                     ---------            ------          --------

Net Increase (Decrease) in Cash and Cash Equivalents.......................             15,036            (7,751)           (7,170)
Cash and Cash Equivalents at Beginning of Year.............................                194             7,945            15,115
                                                                                   -----------          --------          --------
Cash and Cash Equivalents at End of Year...................................           $ 15,230          $    194            $7,945
                                                                                      ========          ========            ======



Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..........................................            $21,734          $ 11,210           $ 2,030
Cash (Received) Paid During the Year for Income Taxes......................            (11,286)           (4,702)           14,788

Noncash Investing and Financing Activities:
      Stock Issued for Exercise of Options
          and Related Tax Benefits.........................................                                    1             1,284
      Liabilities Assumed in Connection
          with Corporate Acquisition.......................................                                                  1,233

      Addition to capital leases...........................................              1,835

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY - CASUALTY INSURANCE
                             (In thousands)

                                                Gross
                                               Reserves
                                  Deferred    for Unpaid
                                   Policy     Claims and    Discount if any                  Gross          Net
                                 Acquisition  Adjustment      Deducted in     Unearned      Earned      Investment
Affiliation With Registrant         Costs      Expenses        Column C       Premiums     Premiums       Income
Column A                          Column B     Column C        Column D       Column E     Column F      Column G
--------                          --------     --------        --------       --------     --------      --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
Years Ended:
     December 31, 2000 ...       $  2,015      $374,554       $      0         $ 13,493     $203,075     $ 15,074
     December 31, 1999 ...          2,378       244,394              0           13,300      146,682       15,776
     December 31, 1998 ...          1,804       212,263              0           11,158      154,104       18,241

                                      Claims & Claim
                                        Adjustment
                                    Expenses Incurred       Amortization
                                       Related to           of Deferred       Paid Claims
                                   ---------------------      Policy          and Claims    Direct
                                     (1)         (2)        Acquisition       Adjustment   Premiums
                                   Current    Prior Year       Costs           Expenses     Written
Column A                            Year       Column H       Column I         Column J     Column K
--------                            ----       --------       --------         --------     --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
Years Ended:
     December 31, 2000 ...       $ 86,587      $ 23,293        $ 21,386         $ 88,388     $203,268
     December 31, 1999 ...         51,541         9,920          11,260          101,623      148,824
     December 31, 1998 ...        103,990        (9,643)         24,783          101,523      153,914

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                SECTION 403.04.b
                     EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (In thousands)

                             Year ended December 31
--------------------------------------------------------------------------------
                       2000       1999       1998       1997       1996       1995
                     --------   --------   --------   --------   --------   --------
Losses and LAE
    Reserve.........  $374,554   $244,394   $212,264   $202,699   $187,776   $182,318
Less Reinsurance
    Recoverables (1)   218,757    110,089     37,797     21,056     15,676     25,871
                       -------   --------   --------   --------   --------   --------

Net Loss and LAE
    Reserves .......   155,797    134,305    174,467    181,643    172,100    156,447

Net Reserve
  Re-estimated as of:
    1 Year Later ...              157,598    184,386    172,000    163,130    141,163
    2 Years Later ..                         204,029    173,596    146,987    132,193
    3 Years Later ..                                    186,794    140,563    113,766
    4 Years Later ..                                               146,266    102,652
    5 Years Later ..                                                          104,249
    6 Years Later ..
    7 Years Later ..
    8 Years Later ..
    9 Years Later ..
    10 Years Later..

Cumulative Redundancy
    (Deficiency) ...              (23,293)   (29,563)    (5,151)    25,834     52,198

Cumulative Net Paid
    as of:
    1 Year Later ...               61,522     80,416     71,933     56,977     45,731
    2 Years Later ..                         124,191    117,794     91,765     70,854
    3 Years Later ..                                    143,369    113,054     83,674
    4 Years Later ..                                               125,024     91,115
    5 Years Later ..                                                           95,609
    6 Years Later ..
    7 Years Later ..
    8 Years Later ..
    9 Years Later ..
    10 Years Later..

Net Reserve.........   155,797    134,305    174,467    181,643    172,100    156,447
Reins. Recoverables.   218,757    110,089     37,797     21,056     15,676     25,871
                       -------   -------- ----------   --------   --------   --------
Gross Reserve ......  $374,554    244,394    212,264    202,699    187,776    182,318
                      ========    -------    -------    -------    -------    -------

Net Re-estimated
  Reserve ..........              157,598    204,029    186,794    146,266    104,249
Re-estimated Reins.
    Recoverables ...              146,890     49,260     22,910     16,847     26,989
                               ----------   --------    -------    -------    -------
Gross Re-estimated
    Reserve ........              304,488    253,289    209,704    163,113    131,238
                                ---------   --------    -------    -------    -------
Gross Cumulative
    Redundancy
      (Deficiency)..             $(60,094) $ (41,025)  $ (7,005)   $24,663   $ 51,080
                                 ========  ==========  =========   =======   ========



                          1994       1993       1992      1991         1990
                        --------   --------   --------  ---------   ---------
Losses and LAE
    Reserve.........   $190,962   $200,356   $178,460   $112,749    $67,593
Less Reinsurance        29,342     25,841     20,207
    Recoverables (1)   --------   --------   --------


Net Loss and LAE
    Reserves .......    161,620    174,515    158,253

Net Reserve
  Re-estimated as of:   139,741    160,562    154,388    140,815    83,841
    1 Year Later ...    125,279    141,100    147,167    142,447    96,011
    2 Years Later ..    117,792    126,483    134,747    143,433    97,142
    3 Years Later ..    102,955    122,517    132,193    137,143    97,942
    4 Years Later ..     95,997    114,443    131,112    135,249    94,852
    5 Years Later ..     95,954    112,284    127,258    135,299    93,561
    6 Years Later ..               111,883    125,936    133,729    93,672
    7 Years Later ..                          125,907    132,696    92,851
    8 Years Later ..                                     132,836    92,104
    9 Years Later ..                                                92,120
    10 Years Later..

Cumulative Redundancy    65,666     62,632     32,346    (20,087)  (24,527)
    (Deficiency) ...

Cumulative Net Paid
    as of:               44,519     50,210     50,360     57,611    39,118
    1 Year Later ...     68,619     79,788     84,465     89,177    65,165
    2 Years Later ..     80,645     94,865    104,569    108,849    76,988
    3 Years Later ..     86,381    102,395    114,293    120,539    83,822
    4 Years Later ..     89,601    106,012    119,462    126,100    87,618
    5 Years Later ..     91,676    107,850    122,000    129,060    89,607
    6 Years Later ..               109,201    123,291    130,649    90,721
    7 Years Later ..                          124,220    131,346    91,354
    8 Years Later ..                                     131,898    91,598
    9 Years Later ..                                                91,786
    10 Years Later..

Net Reserve.........    161,620    174,515
Reins. Recoverables.     29,342     25,841
                       --------   --------
Gross Reserve ......    190,962    200,356
                        -------    -------

Net Re-estimated
  Reserve ..........     95,954    111,883
Re-estimated Reins.
    Recoverables ...     30,037     26,092
                        -------    -------
Gross Re-estimated
    Reserve ........    125,991    137,975
                        --------    -------
Gross Cumulative
    Redundancy
      (Deficiency)..   $ 64,971   $ 62,381
                       ========   ========


         (1) Amounts reflect reinsurance recoverable under prospective reinsurance contracts only. The Company adopted Financial Accounting Standards Board Statement No. 113 ("FAS 113"), "Accounting and Reporting for Short-Duration and Long-Duration Reinsurance Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 2000 and 1999. However, for purposes of the reconciliation and development tables, loss and LAE information are shown net of reinsurance.