Form 10-Q
period 2001-03-31
SIERRA HEALTH SERVICES INC
filed 2001-05-14
CIK 754009

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended       March 31, 2001

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________

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

  As of May 1, 2001, there were 27,513,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX
                                                                                                     Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 2001 and December 31, 2000.....................................................    3

                  Condensed Consolidated Statements of Operations -
                    three months ended March 31, 2001 and 2000...............................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 2001 and 2000...............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   10

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   16

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS
                                                                                           March 31            December 31
                                                                                             2001                 2000
CURRENT ASSETS:
     Cash and Cash Equivalents..............................................             $  112,162          $   161,306
     Investments............................................................                249,321              207,143
     Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $23,255; 2000 - $17,996)..........................                 35,621               33,094
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $1,316; 2000 - $1,212)............................                 52,906               71,390
     Current Portion of Deferred Tax Asset..................................                 41,063               46,702
     Current Portion of Reinsurance Recoverable.............................                 95,556               92,867
     Prepaid Expenses and Other Current Assets..............................                 35,262               33,559
     Assets Held for Sale...................................................                 22,942               22,942
                                                                                         ----------           ----------
         Total Current Assets...............................................                644,833              669,003

PROPERTY AND EQUIPMENT, NET.................................................                168,042              173,031
LONG-TERM INVESTMENTS.......................................................                  9,068               18,093
RESTRICTED CASH AND INVESTMENTS.............................................                 25,310               24,724
REINSURANCE RECOVERABLE, Net of Current Portion.............................                164,654              160,227
DEFERRED TAX ASSET, Net of  Current Portion.................................                 72,025               68,253
OTHER ASSETS................................................................                 62,570               51,769
                                                                                         ----------           ----------
TOTAL ASSETS................................................................             $1,146,502           $1,165,100
                                                                                         ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities..................................            $   101,497           $  109,696
  Medical Claims Payable....................................................                115,360              112,296
  Current Portion of Reserve for Losses and Loss Adjustment Expense ........                136,076              134,676
  Unearned Premium Revenue..................................................                 55,272               48,373
  Military Health Care Payable..............................................                 87,036               84,859
  Premium Deficiency Reserve................................................                 12,124               14,466
  Current Portion of Long-term Debt.........................................                 87,945               88,223
                                                                                        -----------           ----------
       Total Current Liabilities............................................                595,310              592,589

RESERVE FOR LOSSES AND
  LOSS ADJUSTMENT EXPENSE, Net of Current Portion...........................                243,833              239,878
LONG-TERM DEBT, Net of Current Portion......................................                190,566              225,355
OTHER LIABILITIES ..........................................................                 21,502               16,805
                                                                                        -----------           ----------
TOTAL LIABILITIES...........................................................              1,051,211            1,074,627
                                                                                        -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000
       Shares Authorized; Shares Issued:  2001 - 29,036; 2000 - 28,815......                    145                  144
  Additional Paid-in Capital................................................                178,136              177,493
  Treasury Stock; 2001 and 2000 - 1,523 Common Stock Shares.................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss......................................                 (4,698)              (5,667)
  Accumulated Deficit.......................................................                (55,503)             (58,708)
                                                                                         ----------           ----------
       Total Stockholders' Equity...........................................                 95,291               90,473
                                                                                         ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,146,502           $1,165,100
                                                                                         ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                                      Three Months Ended March 31

                                                                                                      2001                  2000

OPERATING REVENUES:
  Medical Premiums......................................................................          $  212,180           $   218,678
  Military Contract Revenues............................................................              81,912                64,881
  Specialty Product Revenues............................................................              41,426                28,024
  Professional Fees.....................................................................               7,329                11,021
  Investment and Other Revenues.........................................................               6,642                 4,572
                                                                                                  ----------           -----------
    Total ..............................................................................             349,489               327,176
                                                                                                  ----------           -----------

OPERATING EXPENSES:
  Medical Expenses (Note 2).............................................................             181,528               192,338
  Military Contract Expenses............................................................              80,438                62,833
  Specialty Product Expenses............................................................              43,871                26,848
  General, Administrative and Marketing Expenses........................................              33,676                34,329
  Restructuring, Reorganization and Other Costs (Note 3)................................                                     2,900
                                                                                                  ----------            ----------
     Total .............................................................................             339,513               319,248

OPERATING INCOME........................................................................               9,976                 7,928

INTEREST EXPENSE AND OTHER, NET  .......................................................              (5,157)               (5,588)
                                                                                                  ----------            ----------

INCOME BEFORE INCOME TAXES..............................................................               4,819                 2,340

PROVISION FOR INCOME TAXES..............................................................              (1,614)                 (784)
                                                                                                  ----------            ----------

NET INCOME..............................................................................          $    3,205            $    1,556
                                                                                                  ==========            ==========

NET INCOME PER COMMON SHARE.............................................................                $.12                  $.06
                                                                                                        ====                  ====

NET INCOME PER COMMON SHARE ASSUMING DILUTION...........................................                $.12                  $.06
                                                                                                        ====                  ====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............................................              27,488                26,985

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  ASSUMING DILUTION.....................................................................              27,770                26,985

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Three Months Ended March 31

                                                                                          2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income..............................................................              $  3,205             $ 1,556
   Adjustments to Reconcile Net Income to Net Cash
       Provided by (Used for) Operating Activities:
          Depreciation and Amortization....................................                 6,233               8,693
          Provision for Doubtful Accounts..................................                 5,363               1,072
   Changes in Assets and Liabilities.......................................                 9,414             (52,691)
                                                                                         --------             -------
            Net Cash Provided by (Used for) Operating Activities ..........                24,215             (41,370)
                                                                                         --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures....................................................                (1,041)             (6,246)
   Changes in Investments..................................................               (37,894)             16,076
                                                                                         --------             -------
            Net Cash (Used for) Provided by Investing Activities...........               (38,935)              9,830
                                                                                         --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................                                    16,000
   Payments on Debt and Capital Leases.....................................               (35,067)             (1,684)
   Issuance of Stock in Connection with Stock Plans........................                   643                 904
                                                                                         --------             -------
            Net Cash (Used for) Provided by Financing Activities...........               (34,424)             15,220
                                                                                         --------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................               (49,144)            (16,320)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................               161,306              55,936
                                                                                         --------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................              $112,162             $39,616
                                                                                         ========             =======

                                                                                            Three Months Ended March 31
Supplemental Condensed Consolidated
  Statements of Cash Flows Information:                                                      2001                2000

Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................                $5,199              $6,298
Net Cash (Paid) Received During the Period for Income Taxes................                   (14)              2,628

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment....................................                                     3,700

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   The accompanying  unaudited  financial  statements include the consolidated accounts of Sierra Health  Services,  Inc.  ("Sierra",  a holding  company, together  with its  subsidiaries,  collectively  referred  to herein as the
     "Company").  All material  intercompany balances and transactions have been
     eliminated.   These  statements  have  been  prepared  in  conformity  with accounting  principles  generally  accepted in the United States of America and used in preparing the Company's annual audited  consolidated  financial statements but do not contain all of the information  and disclosures  that would be required in a complete set of audited financial  statements.  They should, therefore, be read in conjunction with the Company's annual audited consolidated  financial  statements and related notes thereto for the years ended  December  31,  2000 and 1999.  In the  opinion  of  management,  the accompanying  unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair  presentation  of the financial  results for the interim periods presented.

2.   Certain Medical Expenses

     In the first  quarter of 2000,  the Company  recorded $1.0 million of prior period reserve strengthening.

     The total premium  deficiency  medical  reserve  utilized  during the first quarter of 2001 was $2.1  million.  Management  believes that the remaining premium  deficiency  reserve of $12.1  million,  as of March 31,  2001,  is adequate and that no revision to the estimate is necessary at this time. Of the $12.1 million remaining reserve,  $3.1 million has been designated as a premium deficiency medical reserve.

 3.  Asset Impairment, Restructuring, Reorganization and Other Costs

     Restructuring and Reorganization:

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

     The table  below  presents  a summary of asset  impairment,  restructuring, reorganization and other costs for the periods indicated.

                                                          Restructuring         Premium
                                            Asset              and             Deficiency
                                          Impairment     Reorganization        Maintenance         Other           Total
(In thousands)

Balance, January 1, 2000...........                                           $ 11,000          $  3,449      $   14,449

Charges recorded...................       $ 190,490          $ 13,492           10,358             6,100         220,440
Cash used..........................                            (9,143)         (12,080)             (502)        (21,725)
Noncash activity...................        (190,490)                                              (3,800)       (194,290)
Changes in estimate................                                                                                 -
                                          ---------          --------         --------          --------       ---------
Balance, December 31, 2000.........           -                 4,349            9,278             5,247          18,874

Charges recorded...................                                                                                 -
Cash used..........................                              (606)            (237)                             (843)
Noncash activity...................                                                                                 -
Changes in estimate................                                                                                 -
                                          ---------          --------         --------          --------      ----------
Balance, March 31, 2001............       $   -              $  3,743         $  9,041          $  5,247      $   18,031
                                          =========          ========         ========          ========      ==========

The  remaining  restructuring  and  reorganization  costs  of $3.7  million  are
primarily  related  to  the  cost  to  provide  malpractice   insurance  on  our
discontinued  affiliated medical groups,  clinic closures and lease terminations in Houston and Arizona.  The remaining other costs of $5.2 million are primarily related to legal claims.  Management believes that the remaining reserves, as of
March  31,  2001,  are  adequate  and that no  revisions  to the  estimates  are necessary at this time.

4.   The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                        Dilutive
           (In thousands, except per share data)                          Basic       Stock Options         Diluted

           For the Three Months ended March 31, 2001:
             Net Income                                                   $3,205                             $3,205
             Shares                                                       27,488            282              27,770
             Per Share Amount                                               $.12                               $.12

           For the Three Months ended March 31, 2000:
             Net Income                                                   $1,556                             $1,556
             Shares                                                       26,985                             26,985
             Per Share Amount                                               $.06                               $.06

     CII  Financial,  Inc.,  a  wholly  owned  subsidiary  of the  Company,  has outstanding 7 1/2% convertible  subordinated  debentures (the "Debentures")
     due September 15, 2001. Each $1,000 in principal is convertible into 25.382 shares of the Company's  common stock at a conversion  price of $39.398 per share.  The Debentures  were not included in the computation of EPS because their  effect would be  antidilutive.  Outstanding  stock  options were not included in the  computation  of diluted EPS in 2000  because  their effect would have been antidilutive.

5.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                                          Three Months Ended March 31

               (In thousands)                                             2001                  2000

           NET INCOME................................                     $3,205               $1,556
           Change in Accumulated Other
             Comprehensive Loss......................                        969                4,074
                                                                          ------               ------

           COMPREHENSIVE INCOME......................                     $4,174               $5,630
                                                                          ======               ======

6.   Segment Reporting

     The  Company  has  three  reportable  segments  based on the  products  and services offered:  managed care and corporate  operations,  military health services operations and workers' compensation operations.  The managed care and  corporate  segment  includes  managed  health care  services  provided through HMOs, managed indemnity plans, third-party  administrative services programs for employer-funded health benefit plans,  multi-specialty medical groups,  other ancillary  services and corporate  operations.  The military health  services  segment  administers  a  five-year,  managed care federal contract for the Department of Defense's  TRICARE  program in Region 1. The workers'  compensation segment assumes workers' compensation claims risk in return for premium revenues and third party administrative services.

     The Company evaluates each segment's performance based on segment operating profit.  The accounting  policies of the operating segments are the same as those of the consolidated company, except as described in the notes below.

Information concerning the operations of the reportable segments is as follows:
(In thousands)

                                                        Managed Care            Military            Workers'
                                                        and Corporate        Health Services      Compensation          Total

Three Months Ended March 31, 2001
Medical Premiums.................................         $212,180                                                    $212,180
Military Contract Revenues.......................                                $81,912                                81,912
Specialty Product Revenues.......................            1,972                                   $39,454            41,426
Professional Fees................................            7,329                                                       7,329
Investment and Other Revenues....................            1,607                   521               4,514             6,642
                                                          --------               -------             -------          --------
   Total Revenue.................................         $223,088               $82,433             $43,968          $349,489
                                                          ========               =======             =======          ========

Segment Operating Profit (1).....................         $  6,644               $ 1,995             $ 2,937          $ 11,576
Interest Expense and Other, Net..................           (4,261)                  (17)               (879)           (5,157)
Changes in Estimate Charges (2)..................                                                     (1,600)           (1,600)
                                                          --------               -------             -------          --------
Net Income Before Income Taxes...................         $  2,383               $ 1,978             $   458          $  4,819
                                                          ========               =======             =======          ========

Three Months Ended March 31, 2000
Medical Premiums.................................         $218,678                                                    $218,678
Military Contract Revenues.......................                                $64,881                                64,881
Specialty Product Revenues.......................            2,322                                   $25,702            28,024
Professional Fees................................           11,021                                                      11,021
Investment and Other Revenues....................              995                   202               3,375             4,572
                                                          --------               -------             -------          --------
   Total Revenue.................................         $233,016               $65,083             $29,077          $327,176
                                                          ========               =======             =======          ========

Segment Operating Profit (1).....................         $  4,245               $ 3,250             $ 5,833          $ 13,328
Interest Expense and Other, Net..................           (4,528)                 (242)               (818)           (5,588)
Changes in Estimate Charges (2)..................           (1,000)                                   (1,500)           (2,500)
Restructuring, Reorganization and Other Costs....           (2,900)                                                     (2,900)
                                                          --------              --------             -------          --------
Net (Loss) Income Before Income Taxes............        $  (4,183)             $  3,008             $ 3,515          $  2,340
                                                         =========              ========             =======          ========

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

7.   Certain amounts in the Condensed  Consolidated Financial Statements for the
     three  months ended March 31, 2000 have been  reclassified  to conform with the current year presentation.

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

RESULTS OF  OPERATIONS,  THREE MONTHS  ENDED MARCH 31,  2001,  COMPARED TO THREE
MONTHS ENDED MARCH 31, 2000.

Total  Operating  Revenues for 2001 increased  approximately 6.8% to $350 million from $327 million for 2000.

The change in operating revenues was comprised of the following:

     o  A decrease in medical premiums of $6.5 million
     o  An increase in military contract revenues of $17.0 million
     o  An increase in specialty product revenues of $13.4 million
     o  A decrease in professional fees of $3.7 million
     o  An increase in investment and other revenues of $2.1 million

Medical  premiums  accounted  for  approximately  60.7%  and  66.8% of our total revenues for 2001 and 2000, respectively.  The decrease in medical premiums as a percentage  of  total  revenues  in 2001 is  primarily  due to the  increase  in specialty product and military contract  revenues,  a decrease in commercial HMO membership  in Dallas/Ft.  Worth and the  elimination  of the HMO  membership in
Houston,  Texas as a result of our leaving the Houston  market in December 2000.
Medical  premium   revenue  growth  is  principally   dependent  upon  continued
enrollment in our products and upon competitive and regulatory factors.

Medical  Premiums decreased $6.5 million or 3.0%. The decrease in premium revenue  reflects a 20.4%  decrease in  commercial  member months (the number of months of each year that an  individual  is enrolled in a plan) offset by a 6.3%
increase in Medicare  member  months.  Excluding the Texas  operations,  premium revenue  increased by $8.6 million or 5.5%,  Medicare member months increased by
6.9% and  commercial  member  months  decreased by 1.5%.  The growth in Medicare member months contributes  significantly to increases in premium revenues as the
Medicare per member  premium  rates are over three times higher than the average commercial  premium  rate.  The average  commercial  rate  increases  in 2001 on renewed groups are  approximately 8% and 14% in Las Vegas and Dallas/Ft.  Worth, respectively.  Our  managed  indemnity  rates  increased  approximately  16% and
Medicare rates increased approximately 4%, of which a portion is attributable to an  increase  in member  benefits.  Over 97% of our Las Vegas,  Nevada  Medicare beneficiaries are enrolled in the Social HMO Medicare  program.  The Health Care
Financing  Administration,  or HCFA,  may consider  adjusting the  reimbursement factor or changing the program for the Social HMO  beneficiaries  in the future.
If the reimbursement for these beneficiaries decreases significantly and related benefit changes are not made timely, there could be a material adverse effect on our business.

We market our HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare,  through our internal
sales  personnel  and  independent   insurance  brokers.   Our  brokers  receive
commissions  based on the premiums received from each group. Our agreements with our  member  groups are  usually  for  twelve  months and are  subject to annual renewal.  For the quarter ended March 31, 2001,  our ten largest  commercial HMO employer  groups were, in the  aggregate,  responsible  for less than 10% of our total revenues.  Although none of the employer groups accounted for more than 2%
of  total  revenues  for  that  period,  the  loss of one or more of the  larger employer groups could, if not replaced with similar membership,  have a material adverse effect on our business.

Military Contract Revenues increased $17.0 million or 26.3%. The increase in revenue relates to change orders  finalized as part of the global  settlement with the Department of Defense,  or DoD, in early January,  2001 which increased both health care premium revenue and  administrative  change order revenue.  The
revenue  increase  is  significantly   offset  by  increased  military  contract
expenses.  The change orders recently  implemented  include a prescription  drug program for beneficiaries over age 65 and the waiver of duty family co-payments.
Military  contract  revenue is recorded based on the contract price as agreed to by the  federal  government,  adjusted  for certain  provisions  based on actual experience.  In  addition,  we record  revenue  based on estimates of the earned portion of any contract change orders not originally specified in the contract.

Specialty  Product  Revenues  increased  $13.4 million or 47.8%.  Revenue increased in the workers' compensation insurance segment by $13.8 million, which was  offset by a slight  decrease  in  administrative  services  revenue  of $.4 million.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  increased by 5% due primarily to premium rate increases. Ceded reinsurance premiums decreased by 56% primarily due to the expiration of our low level reinsurance agreement on June 30, 2000 and new lower cost reinsurance agreements.

As  compared to the low level  reinsurance  agreement  that  expired on June 30,
2000,  the new  reinsurance  agreements  result in  higher  net  earned  premium revenues, as we retain more of the premium dollars, but also lead to our keeping more of the incurred losses.  This resulted in a higher loss and loss adjustment expense,  or LAE,  ratio as the percentage  increase in the additional  incurred losses was  greater  than the  percentage  increase in the  additional  premiums retained.  The effect on the  balance  sheet will  eventually  result in a lower amount  of  reinsurance  recoverables  and due to the  length  of  time  that it typically  takes to fully pay a claim,  we should see an increase  in  operating cash flow and amounts available to be invested.

Professional  Fees  decreased  $3.7 million or 33.5% due primarily to the closing of our affiliated medical groups in Texas and Arizona during 2000.

Investment  and Other  Revenues  increased  $2.1  million  or 45.3%,  due primarily to an increase in the average  invested  balance during the period and net gains on the sale of investments of $.4 million in 2001 versus net losses on the sale of investments of $.4 million for 2000.

Medical  Expenses  decreased $10.8 million or 5.6%. Medical expenses as a percentage of medical  premiums and  professional  fees  decreased from 83.7% to
82.7% and,  excluding changes in estimate charges and premium  deficiency,  from
86.0% to 83.7%.  The  improvement  is  primarily  due to the closing and sale of operations with higher medical care ratios, in Texas and rural Nevada, and price increases in excess of cost increases.  Offsetting  some of the  improvements in the ratios was an increase in Medicare  members as a percentage of fully-insured members.  The cost of  providing  medical  care to  Medicare  members  generally requires a greater percentage of the premiums received.

Medical expenses  reported in the first quarter of 2000 included $1.0 million of prior period reserve  strengthening.  The medical  expenses for 2001 include the utilization  of $2.1 million of premium  deficiency  reserve to offset losses on contracts in Texas compared to the utilization of $6.3 million in 2000.

Military Contract Expenses increased $17.6 million or 28.0%. The increase is consistent with the increase in revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
Under the contract,  Sierra Military Health  Services,  Inc., or SMHS,  provides health care services to approximately 640,000 dependents of active duty military personnel  and military  retirees  and their  dependents  through  subcontractor partnerships  and  individual  providers.  Health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for  provider  costs,  which have been  incurred  but not  reported to us. Also, included in military  contract  expenses are costs incurred to perform  specific administrative services, such as health care appointment scheduling, enrollment,
network   management   and  health  care  advice   line   services,   and  other
administrative functions of the military health care subsidiary.

Specialty  Product  Expenses  increased $17.0 million or 63.4%.  Expenses increased in the workers' compensation insurance segment by $17.4 million, which was  offset by a slight  decrease  in  administrative  services  expense  of $.4 million.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

o    An increase in net earned premiums, which resulted in proportionally higher loss and LAE of approximately $8.1 million.
o    A higher  recorded  loss and LAE ratio for the 2001  accident  year,  which resulted in an increase in expenses of approximately $7.5 million.
o    An increase in  underwriting  expenses and  policyholders'  dividends which resulted in an additional $1.7 million in expenses.

The higher loss and LAE ratio for the 2001  accident  year was  primarily due to the run off of the low  level  reinsurance  agreement  on June 30,  2000,  which results in a higher risk  exposure on policies  effective  after that date and a higher amount of net incurred loss and LAE.

We recorded  net  adverse  loss  development  for prior  accident  years of $1.6 million in 2001 and $1.5 million in the first  quarter of 2000.  The net adverse development recorded for prior accident years was largely attributable to higher costs per claim, or claim severity, in California. Higher claim severity has had a negative impact on the entire California workers' compensation  industry.  The majority of the adverse loss  development  occurred on accident  years that were not  covered  by our low  level  reinsurance  agreement.  While  the  low  level reinsurance  agreement is in run off effective July 1, 2000,  California premium rates have been  increasing,  which we believe will largely mitigate the loss of this favorable  reinsurance  protection.  The premium rate increases on policies renewed in California during the first quarter of 2001 were approximately 42%.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit. Our combined ratio was 108.9% compared to 98.6% for the first quarter of
2000.  The  increase  was  primarily  due to a higher loss and LAE ratio of 17.6 percentage  points and  policyholders'  dividend ratio increase of .4 percentage points and was offset by a decrease  in the  underwriting  expense  ratio of 7.7 percentage  points.  The increase in the loss and LAE ratio was primarily due to the run off of the low level  reinsurance  which is resulting  in our  retaining more of the incurred losses. The reduction in the underwriting expense ratio was primarily due to higher retained net earned premiums.

General, Administrative and Marketing Expenses, or G&A, decreased $.7 million or 1.9%.  As a percentage  of revenues,  G&A  expenses for 2001 were
9.6%  compared to 10.5% in 2000 due  primarily to higher  revenues in 2001. As a percentage of medical premium revenue,  G&A expenses were just below 16% for both  periods.  Excluding the  utilization  of premium  deficiency  reserves for maintenance  costs of $.2  million for 2001 and $5.6  million for 2000,  G&A expenses  decreased  $6.1  million  or 15.2% for the  period.  The $6.1  million decrease was primarily  attributable to a $2.5 million  decrease in depreciation and  amortization  expense due to the write-off of unamortized  goodwill  during
2000 and cost reduction initiatives implemented throughout 2000. The initiatives primarily  consisted  of  the  restructuring  of our  Texas  HMO  operations  by consolidating  certain  functions with our existing  operations in Las Vegas and corporate expense reductions.

Restructuring,  Reorganization  and Other Costs were not recorded in 2001 compared to $2.9 million for 2000.  In the first quarter of 2000, we announced a restructuring  of the  managed  health  care  operations  in Texas and  incurred approximately  $1.4 million of severance pay for employees who were  terminated.
Also in the first quarter of 2000, we incurred $1.5 million of costs, consisting primarily of consulting fees, in conjunction with a review and reorganization of the managed care operations in Texas.

Interest  Expense and  Other, Net  decreased  $.4  million or 7.7%,  due primarily to a decrease in the average  balance of  outstanding  debt during the period offset by an increase in weighted average cost of borrowing.  Our average revolving  credit facility debt balance was $94 million in 2001 compared to $178 million in 2000 and our average  interest rate on the revolving  credit facility was 10.1% in 2001 compared to 8.8% in 2000.

Provision for Income Taxes was recorded at $1.6 million for 2001 compared to $.8 million for 2000. The effective tax rate for both periods was 33.5% which is less than the statutory  tax rate due primarily to tax preferred  investments offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We had cash  in-flows from  operating  activities of $24.2 million for the three months  ended March 31, 2001  compared to cash  out-flows  of $41.4  million for
2000. The improvement over 2000 is primarily  attributable to cash from earnings and collections from outstanding military accounts receivable.

SMHS receives  monthly cash payments  equivalent  to  one-twelfth  of its annual contractual  price with the DoD.  SMHS accrues  health care revenue on a monthly basis for any monies owed above its monthly cash receipt  based on the number of at-risk  eligible  beneficiaries  and the level of  military  direct care system utilization.  The contractual bid price  adjustment,  or BPA,  process serves to adjust the DoD's  monthly  payments to SMHS,  because the  payments are based in part on 1996 DoD estimates for beneficiary population and beneficiary population
baseline   health  care  cost,   inflation  and  military   direct  care  system
utilization.  As actual  information  becomes  available  for the  above  items, quarterly  adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. In addition,  SMHS accrues change order revenue for DoD directed contract changes.  During January 2001, SMHS reached an agreement  with the DoD on a  settlement  of $58.2  million  related to contract modifications  issued prior to July 1, 2000. SMHS received an immediate  payment of $21.3 million for outstanding receivables and will receive an additional $1.1 million per month until the end of the contract.  Of the total settlement,  SMHS estimates  that  approximately  $18 million is owed to  subcontractors  of which approximately  $2.2 million was paid out during the first  quarter of 2001.  Our business and cash flows could be  adversely  affected if the timing or amount of
the  BPA  and  change  order   reimbursements   vary   significantly   from  our
expectations.  SMHS is in the process of finalizing a financing  arrangement  on its accounts  receivable  balance in order to improve the  availability of cash.
The military accounts receivable balance was $52.9 million as of March 31, 2001.

Net cash used for investing  activities during 2001 included $1.0 million in net capital  expenditures.  The net cash  change in  investments  for the period was
$38.9 million as investments were purchased with cash primarily from operations.

Cash used for financing  activities  included net payments of $33 million on the revolving  credit  facility and an additional  $2.1 million in payments on other outstanding debt and capital leases.

Revolving Credit Facility

Our  revolving  credit  facility  balance  decreased  from $135  million to $102 million during the quarter. Of the $102 million outstanding  balance, $5 million is  reflected in the current  portion of long-term  debt as it is required to be paid as a permanent  reduction of the outstanding balance during the next twelve months. Interest under the revolving credit facility is variable and is based on
Bank of America's  "prime rate" plus a margin.  The rate was 8.625% at March 31,
2001,  which is a combination  of the prime rate of 8.0% plus a margin of .625%.
The  margin  can  fluctuate  in  the  future  based  on our  completing  certain transactions  and meeting  certain  financial  ratios.  To mitigate  the risk of interest rate fluctuation on the revolving  credit facility,  of the outstanding balance, $25 million is covered by an interest-rate swap agreement.  The average cost of borrowing on this  revolving  credit  facility for 2001,  including  the impact of the interest-rate swap agreement, was 10.1%.

Debentures

In September  1991,  CII  Financial,  Inc.,  or CII,  our workers'  compensation holding company, issued 7 1/2% convertible subordinated debentures.  As of March
31,  2001,  $47  million  in 7 1/2%  convertible  subordinated  debentures  were outstanding.  Interest on the 7 1/2% convertible  subordinated debentures is due semi-annually  on March 15 and September 15, and they mature September 15, 2001.
Each $1,000 in principal is  convertible  into 25.382  shares of common stock of
Sierra at a  conversion  price of  $39.398  per  share.

CII anticipated  that they would not have readily  available  sources of cash to pay the 7 1/2% convertible  subordinated  debentures when they were scheduled to mature,  in September 2001, and initiated a proposed  exchange offer in December
2000. CII proposed to exchange the 7 1/2%  convertible  subordinated  debentures for new  debentures  and/or  cash.  To  facilitate  the exchange CII was able to obtain  approval  from the  California  Department  of  Insurance  to receive an
extraordinary   dividend  from  California  Indemnity,   one  of  its  insurance
subsidiaries,  of $5 million and borrowed an additional $17 million from Sierra.
On May 8, 2001,  CII announced  that it had closed its tender and exchange offer
on   approximately   $42.1  million  of  its  outstanding  7  1/2%   convertible
subordinated debentures.  CII purchased approximately $27.1 million in principal amount of 7 1/2%  convertible  subordinated  debentures  for  approximately  $20 million  in cash and issued  approximately  $15.0  million in new 9 1/2%  senior debentures,  due September 15, 2004, in exchange for approximately $15.0 million in 7 1/2%  convertible  subordinated  debentures.  CII  has  approximately  $5.0 million in 7 1/2%  convertible  subordinated  debentures  due September 15, 2001 that remain outstanding.

The new 9 1/2% senior  debentures  pay interest  which is due  semi-annually  on
March 15 and September 15 of each year commencing on September 15, 2001. The new
9 1/2% senior  debentures  rank senior to outstanding  notes payable from CII to
Sierra,  the 7 1/2% convertible  subordinated  debentures and CII's guarantee of
Sierra's  revolving  credit  facility.  The new 9 1/2% senior  debentures may be redeemed by CII at any time at defined  premiums  starting at 110% and declining to 100% for  purchases  after April 1, 2004. In the event of a change in control of CII,  the holders of these new 9 1/2% senior  debentures  may require that we repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

CII's only significant short-term  non-insurance  liquidity need is for interest on the  debentures  and the  repayment  of the  approximately  $5.0  million  in outstanding  7  1/2%  convertible  subordinated  debentures,  which  are  due on
September  15,  2001 as  discussed  above.  CII's new 9 1/2%  senior  debentures represent the long-term  non-insurance  liquidity  needs. CII expects to service the  new 9 1/2%  senior  debentures  from  future  cash  flows,  primarily  from dividends that will be paid by their  insurance  subsidiaries  from their future earnings.  CII  may  not  have  readily  available  sources  of  cash to pay the approximately  $5.0 million in 7 1/2% convertible  subordinated  debentures when they mature,  on September 15, 2001,  and is  continuing to explore  refinancing strategies.

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various states  totaling $24.6 million at March 31, 2001. The HMO and
insurance   subsidiaries   must  also  meet  requirements  to  maintain  minimum
stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction with the  Kaiser-Texas  acquisition,  Texas Health Choice,  L.C., or
TXHC,  entered into a letter  agreement  with the Texas  Department of Insurance whereby  TXHC  agreed to maintain a net worth of $20.0  million,  on a statutory basis, until certain income levels are achieved.

Of the $112.2 million in cash and cash equivalents held at March 31, 2001, $65.7 million was designated for use only by the regulated  subsidiaries.  Amounts are available  for  transfer  to the  holding  company  from  the HMO and  insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing  management  agreements and by dividends.  The holding company will not receive  dividends  from its  regulated  subsidiaries  if such dividend payment would cause violation of statutory net worth and reserve requirements.

Other

We have a 2001 capital budget of $18 million as limited by our revolving  credit facility.  The planned  expenditures  are primarily for the expansion of clinics and other leased  facilities,  the purchase of computer  hardware and  software, furniture  and equipment and other normal  capital  requirements.  Our liquidity needs over the next 12 months  will  primarily  be for the  capital  items noted
above,  debt  service  and  expansion  of our  operations.  We believe  that our existing  working  capital,  operating  cash flow and, if  necessary,  equipment leasing, divestitures of certain non-core assets, restructuring of the remaining
$5.0 million of 7 1/2% convertible subordinated debentures and amounts available under our  revolving  credit  facility  should be sufficient to fund our capital expenditures  and debt  service.  Additionally,  subject to  unanticipated  cash requirements,  we believe that our existing  working  capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

Membership

         Our membership at March 31, 2001 and 2000 was as follows:

                                                                            Number of Members at March 31
                                                                             2001                    2000

HMO
  Commercial..................................................              197,100                  252,900
  Medicare (1)................................................               57,200                   53,500
  Medicaid....................................................               16,100                   11,900
Managed Indemnity.............................................               29,700                   34,700
Medicare Supplement...........................................               28,100                   29,100
Administrative Services.......................................              280,400                  293,400
TRICARE Eligibles.............................................              640,300                  610,000
                                                                          ---------                ---------
Total Members.................................................            1,248,900                1,285,500
                                                                          =========                =========

(1)  The 2001 Medicare  membership  does not include 5,000 Houston  members that
     AmCare Health Plans of Texas, Inc. assumed under a reinsurance agreement on
     December 1, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As  of  March  31,  2001,  unrealized  holding  losses  on  available  for  sale investments  have decreased by $969,000 since the 2000 year end due primarily to a decrease  in interest  rates,  and thus,  an  increase in the market  value of bonds. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash  flows as it is  unlikely  that we would  need or choose  to  substantially liquidate our investment portfolio.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation  includes claims of medical  malpractice,  claims for coverage or payment for medical  services  rendered to HMO members and claims by providers  for payment  for  medical  services  rendered  to HMO  members.  Also included in such litigation are claims for workers'  compensation  and claims by providers for payment for medical services  rendered to injured workers.  In the opinion of our  management,  the  ultimate  resolution  of these  pending  legal proceedings  should  not  have  a  material  adverse  effect  on  our  financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5. OTHER INFORMATION

           None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    (99)    Registrant's current report on Form 8-K dated
                            March 20, 2001, incorporated herein by reference.

           (b)      Reports on Form 8-K

                    Current Report on Form 8-K, dated January 5, 2001,  with the
                    Securities  and Exchange  Commission in connection  with the
                    Company's sale and leaseback transaction.

                    Current Report on Form 8-K,  dated March 20, 2001,  with the
                    Securities  and  Exchange   Commission  in  connection  with
                    certain  cautionary  statements  made  pursuant to the "safe harbor"  provisions  of the  Private  Securities  Litigation
                    Reform Act of 1995.

                    Current Report on Form 8-K,  dated March 23, 2001,  with the
                    Securities  and Exchange  Commission in connection  with the announcement of the Company's  participation in a Healthcare
                    Conference.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   SIERRA HEALTH SERVICES, INC.
                                           (Registrant)

Date:  May 14, 2001                /S/ PAUL H. PALMER
                                   Paul H. Palmer
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)