Form 10-Q
period 2001-06-30
SIERRA HEALTH SERVICES INC
filed 2001-08-14
CIK 754009

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

 As of August 1, 2001, there were 27,871,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                      INDEX
                                                                                                           Page No.
                                                                                                           --------

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    June 30, 2001 and December 31, 2000......................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 2001 and 2000........................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    six months ended June 30, 2001 and 2000..................................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   12

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   23

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS
                                                                                           June 30             December 31
                                                                                             2001                 2000
                                                                                          Unaudited
CURRENT ASSETS:
     Cash and Cash Equivalents..............................................             $  131,447           $  161,306
     Investments............................................................                212,071              207,143
     Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $16,352; 2000 - $17,996)..........................                 28,827               33,094
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $1,316; 2000 - $1,212)............................                 40,377               71,390
     Current Portion of Deferred Tax Asset..................................                 48,093               46,702
     Current Portion of Reinsurance Recoverable.............................                 93,289               92,867
     Prepaid Expenses and Other Current Assets..............................                 33,974               33,559
     Assets Held for Sale...................................................                 19,484               22,942
                                                                                         ----------           ----------
         Total Current Assets...............................................                607,562              669,003

PROPERTY AND EQUIPMENT, NET.................................................                164,159              173,031
LONG-TERM INVESTMENTS.......................................................                  9,172               18,093
RESTRICTED CASH AND INVESTMENTS.............................................                 27,034               24,724
REINSURANCE RECOVERABLE, Net of Current Portion.............................                172,382              160,227
DEFERRED TAX ASSET, Net of Current Portion..................................                 74,893               68,253
OTHER ASSETS................................................................                 63,434               51,769
                                                                                         ----------           ----------
TOTAL ASSETS................................................................             $1,118,636           $1,165,100
                                                                                         ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities..................................             $   98,503           $  109,696
  Medical Claims Payable....................................................                106,196              112,296
  Current Portion of Reserve for Losses and Loss Adjustment Expense ........                142,935              134,676
  Unearned Premium Revenue..................................................                 59,815               48,373
  Military Health Care Payable..............................................                 80,719               84,859
  Premium Deficiency Reserve................................................                  6,142               14,466
  Current Portion of Long-term Debt.........................................                 43,175               88,223
                                                                                         ----------           ----------
       Total Current Liabilities............................................                537,485              592,589

RESERVE FOR LOSSES AND
  LOSS ADJUSTMENT EXPENSE, Net of Current Portion...........................                256,124              239,878
LONG-TERM DEBT, Net of Current Portion......................................                208,816              225,355
OTHER LIABILITIES ..........................................................                 20,658               16,805
                                                                                         ----------           ----------
TOTAL LIABILITIES...........................................................              1,023,083            1,074,627
                                                                                         ----------           ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000
       Shares Authorized; Shares Issued:  2001 - 29,043; 2000 - 28,815......                    145                 144
  Additional Paid-in Capital................................................                178,161              177,493
  Treasury Stock; 2001 and 2000 - 1,523 Common Stock Shares.................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss......................................                 (7,256)              (5,667)
  Accumulated Deficit.......................................................                (52,708)             (58,708)
                                                                                         ----------           ----------
       Total Stockholders' Equity...........................................                 95,553               90,473
                                                                                         ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,118,636           $1,165,100
                                                                                         ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   Unaudited
                                                            Three Months Ended June 30                 Six Months Ended June 30
                                                              2001              2000                  2001                  2000

OPERATING REVENUES:
  Medical Premiums...................................        $218,402        $ 219,751              $430,582             $ 438,429
  Military Contract Revenues.........................          88,086           72,374               169,998               137,255
  Specialty Product Revenues.........................          44,901           30,090                86,327                58,114
  Professional Fees..................................           7,746            9,695                15,075                20,716
  Investment and Other Revenues......................           5,201            5,144                11,843                 9,716
                                                             --------        ---------              --------             ---------
    Total............................................         364,336          337,054               713,825               664,230
                                                             --------        ---------              --------             ---------

OPERATING EXPENSES:
  Medical Expenses (Note 2)..........................         192,977          246,969               374,505               439,307
  Military Contract Expenses.........................          86,333           70,150               166,771               132,983
  Specialty Product Expenses.........................          45,555           46,884                89,426                73,732
  General, Administrative and Marketing
    Expenses.........................................          37,523           34,656                71,199                68,985
  Restructuring, Reorganization and
   Other Costs (Notes 2 and 3).......................          (7,800)         217,540                (7,800)              220,440
                                                             --------        ---------              --------             ---------
   Total ............................................         354,588          616,199               694,101               935,447
                                                             --------        ---------              --------             ---------

OPERATING INCOME (LOSS)..............................           9,748         (279,145)               19,724              (271,217)

INTEREST EXPENSE AND OTHER, NET  ....................          (5,545)          (5,149)              (10,702)              (10,737)
                                                             --------        ---------              --------             ---------

INCOME (LOSS) BEFORE INCOME TAXES....................           4,203         (284,294)                9,022              (281,954)

BENEFIT (PROVISION) FOR INCOME TAXES.................          (1,408)          77,577                (3,022)               76,793
                                                             --------        ---------              --------             ---------

NET INCOME (LOSS)....................................        $  2,795        $(206,717)             $  6,000             $(205,161)
                                                             ========        =========              ========             =========

NET INCOME (LOSS) PER COMMON SHARE...................            $.10           $(7.64)                 $.22                $(7.59)
                                                                 ====           ======                  ====                ======

NET INCOME (LOSS) PER COMMON SHARE
 ASSUMING DILUTION...................................            $.10           $(7.64)                 $.22                $(7.59)
                                                                 ====           ======                  ====                ======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.........................................          27,515           27,041                27,501                27,013

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ASSUMING DILUTION.......................          28,002           27,041                27,895                27,013

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   Unaudited
                                                                                         Six Months Ended June 30

                                                                                          2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss).......................................................            $    6,000           $(205,161)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by (Used for) Operating Activities:
          Provision for Asset Impairment and Other Charges.................                                   202,951
          Depreciation and Amortization....................................                12,494              17,673
          Provision for Doubtful Accounts..................................                 1,337               2,173
          Loss on Property and Equipment Dispositions......................                 2,369
   Changes in Assets and Liabilities.......................................                17,374             (37,679)
                                                                                         --------           ---------
              Net Cash Provided by (Used for) Operating Activities ........                39,574             (20,043)
                                                                                         --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions...............................                (2,128)            (10,894)
   Changes in Investments..................................................                (6,387)             17,014
                                                                                         --------           ---------
              Net Cash (Used for) Provided by Investing Activities.........                (8,515)              6,120
                                                                                         --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................                                    25,000
   Payments on Debt and Capital Leases.....................................               (61,587)             (5,427)
   Issuance of Stock in Connection with Stock Plans........................                   669                 900
                                                                                         --------           ---------
              Net Cash (Used for) Provided by Financing Activities.........               (60,918)             20,473
                                                                                         --------           ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................               (29,859)              6,550

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................               161,306              55,936
                                                                                         --------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................              $131,447           $  62,486
                                                                                         ========           =========

                                                                                            Six Months Ended June 30
Supplemental Condensed Consolidated
  Statements of Cash Flows Information:                                                     2001                2000

Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................               $11,896             $11,613
Net Cash (Paid) Received During the Period for Income Taxes................                   (45)             10,773

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment....................................                                     3,700
   Debentures exchanged....................................................                19,692

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

     The total premium  deficiency medical reserve utilized during the first and second  quarters of 2001 was $2.1 million and $4.9  million,  respectively.
     During the second quarter of 2001,  management  revised their  estimates of premium  deficiency  reserves  and  reclassified  $7.8 million from premium deficiency  maintenance reserve to premium deficiency medical reserve. This reclassification  was based on the latest  available  medical  cost trends, which did not  become  evident  until the second  quarter  of 2001,  and is reflected as an increase in medical expense and a decrease in restructuring reorganization and other costs on the condensed  consolidated  statement of operations.  Management  believes that the total premium deficiency reserve of $6.1 million,  as of June 30, 2001, is  appropriate  and that no further revision to the  estimate is  necessary  at this time.  Of the $6.1 million remaining reserve, $6.0 million has been designated as a premium deficiency medical reserve.

 3.  Asset Impairment, Restructuring, Reorganization and Other Costs

          The table below presents a summary of asset impairment, restructuring, reorganization and other costs for the periods indicated.

                                                          Restructuring         Premium
                                             Asset             and            Deficiency
(In thousands)                            Impairment     Reorganization       Maintenance        Other           Total

Balance, January 1, 2000...........                                          $  11,000          $   3,449      $  14,449

Charges recorded...................       $ 190,490          $ 13,492           10,358             6,100         220,440
Cash used..........................                            (9,143)         (12,080)             (502)        (21,725)
Noncash activity...................        (190,490)                                              (3,800)       (194,290)
Changes in estimate................       _________          ________        _________          ________       _________
Balance, December 31, 2000.........            -                4,349            9,278             5,247          18,874

Charges recorded...................                                                                                 -
Cash used..........................                            (1,960)          (1,330)             (800)         (4,090)
Noncash activity...................                                                                                 -
Changes in estimate................       _________          ________           (7,800)         ________          (7,800)
                                                                             ---------                         ----------
Balance, June 30, 2001.............       $   -              $  2,389        $     148          $  4,447       $  6,984
                                          =========          ========        =========          ========       =========

     As  discussed in Note 2 of the Notes to  Condensed  Consolidated  Financial
     Statements,  in the second  quarter of 2001,  management  re-evaluated  the premium  deficiency  reserve and  reclassified  $7.8  million  from premium deficiency maintenance to premium deficiency medical.

     The remaining  restructuring and  reorganization  costs of $2.4 million are primarily  related  to the cost to  provide  malpractice  insurance  on our discontinued  affiliated  medical groups and lease  terminations in Houston and  Arizona.  The  remaining  other costs of $4.4  million  are  primarily related to legal claims.  Management  believes that the remaining reserves, as of June 30, 2001, are appropriate  and that no further  revisions to the estimates are necessary at this time.

4.   The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                           Dilutive
     (In thousands, except per share data)                                 Basic         Stock Options         Diluted

     For the Three Months ended June 30, 2001:
       Income from Continuing Operations                               $     2,795                        $     2,795
       Shares                                                               27,515             487             28,002
       Per Share Amount                                                       $.10                               $.10

     For the Three Months ended June 30, 2000:
       Loss from Continuing Operations                                   $(206,717)                         $(206,717)
       Shares                                                               27,041                             27,041
       Per Share Amount                                                     $(7.64)                            $(7.64)

     For the Six Months ended June 30, 2001:
       Income from Continuing Operations                                    $6,000                             $6,000
       Shares                                                               27,501             394             27,895
       Per Share Amount                                                       $.22                               $.22

     For the Six Months ended June 30, 2000:
       Loss from Continuing Operations                                   $(205,161)                         $(205,161)
       Shares                                                               27,013                             27,013
       Per Share Amount                                                     $(7.59)                            $(7.59)

          CII  Financial,  Inc., a wholly owned  subsidiary of the Company,  has
          outstanding   7  1/2%   convertible   subordinated   debentures   (the
          "Subordinated  Debentures")  due  September  15, 2001.  Each $1,000 in
          principal is  convertible  into 25.382 shares of the Company's  common stock at a  conversion  price of $39.398 per share.  The  Subordinated
          Debentures  were not included in the  computation of EPS because their effect  would be  antidilutive.  Outstanding  stock  options  were not included  in the  computation  of diluted  EPS in 2000  because  their effect would have been antidilutive.

5.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                        Three Months Ended June 30             Six Months Ended June 30

               (In thousands)                              2001              2000               2001            2000

           NET INCOME (LOSS).........................     $2,795          $(206,717)           $6,000         $(205,161)
           Change in Accumulated Other
             Comprehensive Income (Loss).............     (2,558)              (224)           (1,589)            3,850
                                                          ------          ---------            ------         ---------

           COMPREHENSIVE INCOME (LOSS)...............     $  237          $(206,941)           $4,411         $(201,311)
                                                          ======          =========            ======         =========

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

Information concerning the operations of the reportable segments is as follows:
(In thousands)
                                                     Managed Care              Military             Workers'
                                                     and Corporate          Health Services        Compensation
                                                      Operations             Operations             Operations           Total

Three Months Ended June 30, 2001
Medical Premiums.............................          $ 218,402                                                       $ 218,402
Military Contract Revenues...................                                 $ 88,086                                    88,086
Specialty Product Revenues...................              1,933                                    $ 42,968              44,901
Professional Fees............................              7,746                                                           7,746
Investment and Other Revenues................                697                   641                 3,863               5,201
                                                       ---------              --------              --------           ---------
   Total Revenue.............................          $ 228,778              $ 88,727              $ 46,831            $364,336
                                                       =========              ========              ========           =========

Segment Operating Profit (1).................          $   4,988              $  2,394              $  2,366           $   9,748
Interest Expense and Other, Net..............             (5,661)                                        116              (5,545)
Changes in Estimate Charges (2)..............             (7,800)                                                         (7,800)
Restructuring, Reorganization and Other Costs              7,800                                                           7,800
                                                       ---------              --------              --------           ----------
Net (Loss) Income Before Income Taxes........          $    (673)             $  2,394              $  2,482           $   4,203
                                                       =========              ========              ========           =========

Three Months Ended June 30, 2000
Medical Premiums.............................          $ 219,751                                                       $ 219,751
Military Contract Revenues...................                                 $ 72,374                                    72,374
Specialty Product Revenues...................              2,370                                    $ 27,720              30,090
Professional Fees............................              9,695                                                           9,695
Investment and Other Revenues................              1,301                   252                 3,591               5,144
                                                       ---------              --------              --------           ---------
   Total Revenue.............................          $ 233,117              $ 72,626              $ 31,311           $ 337,054
                                                       =========              ========              ========           =========

Segment Operating Profit (1).................          $   5,154              $  2,477              $  1,061           $   8,692
Interest Expense and Other, Net..............             (4,874)                 (123)                 (152)             (5,149)
Changes in Estimate Charges (2)..............            (55,297)                                    (15,000)            (70,297)
Restructuring, Reorganization and Other Costs           (214,540)                                     (3,000)            217,540
                                                       ---------              --------              --------           ---------
Net (Loss) Income Before Income Taxes........          $(269,557)             $  2,354              $(17,091)          $(284,294)
                                                       =========              ========              ========           =========

Six Months Ended June 30, 2001
Medical Premiums.............................          $ 430,582                                                       $ 430,582
Military Contract Revenues...................                                 $169,998                                   169,998
Specialty Product Revenues...................              3,905                                    $ 82,422              86,327
Professional Fees............................             15,075                                                          15,075
Investment and Other Revenues................              2,304                 1,162                 8,377              11,843
                                                       ---------              --------              --------           ---------
   Total Revenue.............................          $ 451,866              $171,160              $ 90,799           $ 713,825
                                                       =========              ========              ========           =========

Segment Operating Profit (1).................          $  11,632              $  4,389              $  3,703           $  19,724
Interest Expense and Other, Net..............             (9,922)                  (17)                 (763)            (10,702)
Changes in Estimate Charges (2)..............             (7,800)                                                         (7,800)
Restructuring, Reorganization and Other Costs              7,800                                                           7,800
                                                       ----------             --------              --------           ---------
Net Income Before Income Taxes...............          $   1,710              $  4,372              $  2,940           $   9,022
                                                       =========              ========              ========           =========

Six Months Ended June 30, 2000
Medical Premiums.............................          $ 438,429                                                       $ 438,429
Military Contract Revenues...................                                 $137,255                                   137,255
Specialty Product Revenues...................              4,692                                    $ 53,422              58,114
Professional Fees............................             20,716                                                          20,716
Investment and Other Revenues................              2,296                   454                 6,966               9,716
                                                       ---------              --------              --------           ---------
   Total Revenue.............................          $ 466,133              $137,709              $ 60,388           $ 664,230
                                                       =========              ========              ========           =========

Segment Operating Profit (1).................         $   10,799              $  4,727              $  6,494           $  22,020
Interest Expense and Other, Net..............             (9,402)                 (365)                 (970)            (10,737)
Changes in Estimate Charges (2)..............            (56,297)                                    (16,500)            (72,797)
Restructuring, Reorganization and Other Costs           (217,440)                                     (3,000)           (220,440)
                                                       ---------              --------              --------           ----------
Net (Loss) Income Before Income Taxes........          $(272,340)             $  4,362              $(13,976)          $(281,954)
                                                       =========             =========              ========           =========

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

 7.  CII Financial Debentures

     CII  Financial,  Inc.,  had  outstanding,  $47.0  million  of  Subordinated
     Debentures  that  are  due  on  September  15,  2001.  These   Subordinated
     Debentures   were  neither  assumed  nor  guaranteed  by  Sierra  and  were subordinated  to Sierra's  credit  facility  debt.  In December  2000,  CII
     Financial   commenced  an  exchange  offer  to  exchange  the  Subordinated
     Debentures  for cash and/or new  debentures.  On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding  Subordinated
     Debentures.  CII Financial  purchased $27.1 million in principal  amount of
     Subordinated  Debentures for $20.0 million in cash and issued $15.0 million in new 9 1/2% senior  debentures,  due  September 15, 2004, in exchange for
     $15.0 million in Subordinated Debentures. CII Financial has $5.0 million in
     Subordinated Debentures that remain outstanding.

     The exchange offer proposed  concessions by the holders of the Subordinated
     Debentures, including extending the maturity and accepting an interest rate that may have been lower than what CII  Financial  could have obtained from other lenders. In accordance with accounting  principles generally accepted in the United  States of  America,  the  exchange  of the new 9 1/2% senior debentures for the Subordinated Debentures is treated as a restructuring of debt. Additionally, the Subordinated Debentures are considered to represent one payable, even though there are many debenture holders. Although some of the debenture holders exchanged the Subordinated  Debentures for cash, some exchanged them for new 9 1/2% senior debentures and others a combination of the two,  this does not change the  substance  of the  transaction  for CII
     Financial;   accordingly,  the  exchange  is  considered  to  be  a  single transaction.

     In the transaction,  total future cash payments (interest and principal) on the remaining Subordinated  Debentures and the new 9 1/2% senior debentures are less than the balance of the Subordinated Debentures at the time of the exchange less the cash  consideration  given in the exchange.  Accordingly, under  SFAS  No.  15,  a gain  on  restructuring  was  recognized  for  the difference and the carrying amount of the remaining Subordinated Debentures and new 9 1/2% senior  debentures  is the total future cash payments on the debentures.  Costs  incurred in  connection  with the exchange were used to offset the gain on  restructuring.  All future cash payments related to the debentures  will be reductions of the carrying amount of the debentures and no interest expense will be recognized for the debentures.  The transaction resulted in a gain of $712,000.

     The new 9 1/2% senior  debentures pay interest,  which is due semi-annually on March 15 and  September 15 of each year,  commencing  on  September  15,
     2001. The new 9 1/2% senior  debentures  rank senior to  outstanding  notes payable from CII Financial to Sierra, the remaining Subordinated Debentures and CII Financial's  guarantee of Sierra's  revolving credit facility.  The new 9 1/2% senior  debentures  may be redeemed by CII Financial at any time at premiums  starting at 110% and declining to 100% for  redemptions  after
     April 1, 2004.  In the event of a change in control of CII  Financial,  the holders  of  these  new 9 1/2%  senior  debentures  may  require  that  CII
     Financial  repurchase them at the then applicable  redemption  price,  plus accrued and unpaid interest.

8.   Recent Accounting Pronouncements:

     In July 2001, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statement   of   Financial   Accounting   Standards   No.  141,   "Business
     Combinations"  ("SFAS  141").  SFAS 141  requires  the  purchase  method of accounting  for  business  combinations  initiated  after June 30, 2001 and eliminates the  pooling-of-interests  method.  The Company does not believe that the  adoption  of SFAS  141  will  have a  significant  impact  on its financial statements.

     In July 2001, the FASB issued Statement of Financial  Accounting  Standards
     No. 142,  "Goodwill and Other  Intangible  Assets"  ("SFAS 142"),  which is effective  January 1, 2002.  SFAS 142  requires,  among other  things,  the discontinuance  of goodwill  amortization.  Goodwill  amortized  in the six months ended June 30, 2001 was $405,000. In addition, the standard includes
     provisions  for  the   reclassification   of  certain  existing  recognized
     intangibles  as  goodwill,  reassessment  of the useful  lives of  existing recognized  intangibles,  reclassification  of certain  intangibles  out of previously  reported goodwill and the identification of reporting units for purposes of assessing  potential future  impairments of goodwill.  SFAS 142 also requires the Company to complete a  transitional  goodwill  impairment test six  months  from the date of  adoption.  The net  amortized  goodwill balance at June 30, 2001 was $15.2  million  and the  Company is  currently assessing,  but has not  yet  determined,  the  impact  of SFAS  142 on its financial position and results of operations.

9.   Certain amounts in the Condensed  Consolidated Financial Statements for the
     three and six months ended June 30, 2000 have been  reclassified to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE
MONTHS ENDED JUNE 30, 2000.

Total Operating  Revenues for 2001 increased  approximately 8.1% to $364 million from $337 million for 2000.

The change in operating revenues was comprised of the following:

o   A decrease in medical premiums of $1.3 million
o   An increase in military contract revenues of $15.7 million
o   An increase in specialty product revenues of $14.8 million
o   A decrease in professional fees of $1.9 million

Medical  premiums  accounted  for  approximately  59.9%  and  65.2% of our total revenues for 2001 and 2000, respectively.  The decrease in medical premiums as a percentage  of total  revenues  in 2001 are  primarily  due to the  increase  in specialty  product and  military  contract  revenues and the decrease in premium revenue due to the  decrease in  commercial  HMO  membership  in Texas.  Medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Medical Premiums  decreased $1.3 million or .6%. The decrease in premium revenue reflects an 18.4% decrease in commercial  member months (the number of months of each year that an individual is enrolled in a plan) offset by a 7.8% increase in
Medicare  member months.  The decrease in commercial  member months is primarily related to the sale of our Houston HMO  membership  during the fourth quarter of
2000. Excluding the Texas operations, premium revenue increased by $11.5 million or 7.2%,  Medicare member months increased by 6.7% and commercial  member months
increased  by  1.5%.   The  growth  in  Medicare   member   months   contributes
significantly  to  increases  in premium  revenues  as the  Medicare  per member premium  rates are over three times higher than the average  commercial  premium rate.  The  average  commercial  rate  increases  in 2001 on renewed  groups are approximately 8% and 16% in Las Vegas and Dallas/Ft.  Worth,  respectively.  Our
managed  indemnity  rates  increased   approximately  6.7%  and  Medicare  rates
increased  approximately 4.0%, of which a portion is attributable to an increase in member benefits. Over 97% of our Las Vegas, Nevada Medicare beneficiaries are enrolled in the Social HMO Medicare program.

We market our HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare,  through our internal
sales  personnel  and  independent   insurance  brokers.   Our  brokers  receive
commissions  based on the premiums received from each group. Our agreements with our  member  groups are  usually  for  twelve  months and are  subject to annual renewal.  For the quarter ended June 30, 2001,  our ten largest  commercial  HMO employer groups were,

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OPERATIONS

in the aggregate,  responsible for less than 10% of our total revenues. Although none of the employer  groups  accounted  for more than 2% of total  revenues for that period, the loss of one or more of the larger employer groups could, if not replaced  with  similar  membership,  have  a  material  adverse  effect  on our business.

Military  Contract  Revenues  increased $15.7 million or 21.7%.  The increase in revenue is the result of additive  change  order work.  The revenue  increase is significantly offset by increased military contract expenses.  The change orders recently  implemented include a prescription drug program for beneficiaries over age 65 and the waiver of co-payments  for active duty family  members.  Military contract  revenue is recorded  based on the  contract  price as agreed to by the federal government,  adjusted for certain provisions based on actual experience.
In addition,  we record  revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

Specialty Product Revenues  increased $14.8 million or 49.2%.  Revenue increased in the  workers'  compensation  insurance  segment by $15.2  million,  which was offset by a slight decrease in administrative services revenue of $.4 million.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased by 6.8% due primarily to a 29%
decrease in premium  production  that was partially  offset by a 32% increase in composite premium rates.  Ceded reinsurance  premiums decreased by 87% primarily due to the  expiration of our low level  reinsurance  agreement on June 30, 2000 and new lower cost reinsurance agreements.

Premiums in force are an indicator of future  written  premium  trends.  Inforce premiums are the total  estimated  annual premiums of all policies in force at a point in time.  Total inforce  premiums have decreased by 8.8% to $168.6 million from the same period last year and have  dropped by 11.4% from their peak in the last twelve  months,  which was August 2000.  This decrease  indicates a slowing trend in premiums  written,  especially in  California,  due largely to business lost as a result of premium rate increases we have been obtaining. The number of inforce policies at June 30, 2001 has also dropped by 21.8% from its peak in the last twelve months, which was also August 2000.

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

Professional  Fees  decreased $1.9 million or 20.1% due primarily to the closing of our affiliated medical groups in Texas and Arizona during 2000.

Investment and Other Revenues  increased $.1 million or 1.1% due primarily to an increase in the average  invested balance during the period offset by a decrease in the average investment yield.

Medical  Expenses  decreased $54.0 million or 21.9%.  Medical  expenses for 2001 include a $7.8  million  reclassification  from premium  deficiency  maintenance reserve to  premium  deficiency  medical  reserve.  See Note 2 to the  condensed consolidated  financial  statements  for a discussion of this  reclassification.
Included in medical  expenses for 2000,  are charges of $29.5 million of reserve strengthening  primarily  for  adverse  development  related  to prior  periods'
medical claims,  $15.5 million of premium  deficiency and $10.2 million of other non-recurring  medical  costs.  Excluding  these  items  for both 2001 and 2000, medical  expenses  decreased  $6.5  million or 3.4% and the  Medical  Care Ratio
(medical  expenses as a percentage of medical  premiums and  professional  fees)
decreased  from  83.6% to  81.9%.  Excluding  the items  above  and the  premium deficiency  utilization  of $4.9  million for 2001 and $8.5 million for 2000 the
Medical Care Ratio  decreased from 87.3% to 84.0%.  The improvement is primarily due to the closing and sale of  operations  with higher  medical  care ratios in
Texas  and  rural  Nevada  and price  increases  in  excess  of cost  increases.
Offsetting  some of the  improvements  in the ratios was an increase in Medicare members as a percentage of fully-insured  members. The cost of providing medical care to Medicare members generally requires a greater percentage of the premiums received.

Military  Contract  Expenses  increased $16.2 million or 23.1%.  The increase is consistent with the increase in revenues discussed previously. Military Contract
Expenses consist primarily of health care delivery  expenses and  administrative service expenses and represent the costs to provide managed health care services to eligible  beneficiaries in accordance with Sierra's TRICARE  contract.  Under the contract,  Sierra Military Health Services,  Inc., or SMHS,  provides health care  services to  approximately  642,300  dependents  of active  duty  military personnel and military retirees and their dependents under the age of 65 through subcontractor  partnerships  and  individual  providers.  Health  care costs are recorded in the period when  services  are  provided to eligible  beneficiaries, including  estimates  for  provider  costs,  which  have been  incurred  but not reported to us. Also,  included in military contract expenses are costs incurred to perform  specific  administrative  services,  such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary. These administrative  services  are  performed  for active duty  personnel  and family members as well as retired military families.

Specialty Product Expenses decreased $1.3 million or 2.8%. Expenses decreased in the workers'  compensation  insurance segment by $.8 million and  administrative services expense decreased by $.5 million.

The decrease in the workers' compensation insurance segment expenses is primarily due to the following:

o    Approximately $9.9 million in additional LAE related to the increase in net earned premiums in 2001 compared to 2000.

o    We  established  a higher LAE ratio for the 2001 accident  year,  which has resulted in an increase of approximately $1.9 million.  The majority of the increase is due to the termination of the low level  reinsurance  agreement on June 30,  2000,  which  results in a higher  risk  exposure  on policies effective after that date and a higher amount of net incurred LAE.

o    In the second quarter of 2001, we recorded $4.2 million of net adverse loss development for prior accident years,  primarily for accident years 1996 to
     1998, compared to net adverse loss development of $19.2 million recorded in the second quarter of 2000,  primarily for accident years 1996 to 1999. The net adverse development  recorded was largely  attributable to higher costs per claim, or claim severity, in California.  Higher claim severity has had a negative impact on the entire California workers' compensation industry.

o    An increase in underwriting  expenses,  policyholders'  dividends and other operating  expenses  which  resulted  in  an  additional  $2.4  million  in expenses.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase,  net of paid recoveries,  in the amount of reinsurance  recoverable of
$11.6 million in 2001 and $44.4 million in 2000.

Under our low level reinsurance agreement,  we reinsure 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under  this  agreement  is
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000  and less than  $500,000.  We already  had an  existing  excess of loss reinsurance agreement that covered 100% of the losses above $500,000.  While the low level  reinsurance  agreement  is in run off  effective  July 1,  2000,  our
California  premium  rates have been  increasing,  which we believe will largely mitigate the loss of this  favorable  reinsurance  protection.  The premium rate increases on policies  renewed in California  during the second  quarter of 2001 were approximately 39%.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 103.9% compared to 164.8% for 2000. The decrease was primarily due to significantly  higher adverse  development  recorded during
2000.  Excluding  adverse loss  development,  the 6.0%  decrease in the combined ratio was  primarily  due to a decrease in the  underwriting  expense ratio as a result of higher  net earned  premiums,  which  provide a larger  base to spread fixed costs.

General,  Administrative  and Marketing  Expenses,  or G&A,  increased  $2.9 million or 8.3%.  As a percentage of revenues,  G&A  expenses were 10.3% for both periods. As a percentage of medical premium revenue,  G&A expenses were
17.2%  compared  to 15.8%.  Excluding  the  utilization  of  premium  deficiency reserves  for  maintenance  costs of $1.1  million for 2001 and $3.4 million for
2000, G&A expenses increased $.6 million or 1.4% for the period.

Restructuring,  Reorganization  and Other  Costs were  recorded in 2000 and $7.8 million was reallocated  during the second quarter of 2001. See Notes 2 and 3 to the condensed consolidated financial statements for further discussion.

Interest  Expense and Other, Net decreased $.4 million or 7.7%, due primarily to a decrease in the average  balance of  outstanding  debt during the period which was slightly  offset by an increase in weighted  average cost of borrowing.  Our average  revolving  credit facility  balance was $63 million in 2001 compared to
$185  million  in  2000.  Our  average  interest  rate on the  revolving  credit facility,  including the  amortization of deferred  financing fees, was 10.7% in
2001  compared  to 9.7% in 2000.  The  decrease  was  offset by an  increase  in interest  expense  of $2.4  million  for  interest  expense  related  to the net financing  obligations  associated with the sale-leaseback  transaction that was completed in December 2000 and a net loss on property and equipment  disposition of $2.4 million.

Provision for Income Taxes was recorded at $1.4 million compared to a benefit of
$77.6  million with an effective  tax rate of 33.5%  compared to 27.3% for 2000.
The  effective  tax rate for 2000  reflects  the  non-deductibility  of  certain portions of goodwill  impairment  expense recorded during the period.  Excluding the effect of the goodwill impairment  expense,  the effective tax rate for both periods was approximately 33.5%. Our ongoing effective tax rate is less than the statutory rate due to tax preferred investments offset by state income taxes.

 RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS
                              ENDED JUNE 30, 2000.

Total Operating  Revenues for 2001 increased  approximately 7.5% to $714 million from $664 million for 2000.

The change in operating revenues was comprised of the following:

   o        A decrease in medical premiums of $7.8 million
   o        An increase in military contract revenues of $32.7 million
   o        An increase in specialty product revenues of $28.2 million
   o        A decrease in professional fees of $5.6 million
   o        An increase in investment and other revenues of $2.1 million

Medical  premiums  accounted  for  approximately  60.3%  and  66.0% of our total revenues for 2001 and 2000, respectively.  The decrease in medical premiums as a percentage  of  total  revenues  in 2001 is  primarily  due to the  increase  in specialty  product and  military  contract  revenues and the decrease in premium revenue due to the  decrease in  commercial  HMO  membership  in Texas.  Medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Medical Premiums decreased $7.8 million or 1.8%. The decrease in premium revenue reflects a 19.4%  decrease in commercial  member months (the number of months of each year that an individual is enrolled in a plan) offset by a 7.0% increase in
Medicare  member months.  The decrease in commercial  member months is primarily related to the sale of our Houston HMO  membership  during the fourth quarter of
2000. Excluding the Texas operations, premium revenue increased by $20.1 million or 6.3%,  Medicare member months increased by 6.8% and commercial  member months remained flat. The growth in Medicare member months contributes significantly to increases in premium  revenues as the Medicare per member premium rates are over three  times  higher  than the  average  commercial  premium  rate.  The average commercial rate increases in 2001 on renewed groups are approximately 8% and 16%
in Las Vegas and Dallas/Ft.  Worth,  respectively.  Our managed  indemnity rates increased  approximately 11.1% and Medicare rates increased  approximately 4.0%, of which a portion is attributable to an increase in member benefits.

We market our HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare,  through our internal
sales  personnel  and  independent   insurance  brokers.   Our  brokers  receive
commissions  based on the premiums received from each group. Our agreements with our  member  groups are  usually  for  twelve  months and are  subject to annual renewal.  For the period ended June 30,  2001,  our ten largest  commercial  HMO employer  groups were, in the  aggregate,  responsible  for less than 10% of our total revenues.  Although none of the employer groups accounted for more than 2%
of  total  revenues  for  that  period,  the  loss of one or more of the  larger employer groups could, if not replaced with similar membership,  have a material adverse effect on our business.

Military  Contract  Revenues  increased $32.7 million or 23.9%.  The increase in revenue is the result of additive  change  order work.  The revenue  increase is significantly offset by increased military contract expenses.  The change orders recently  implemented include a prescription drug program for beneficiaries over age 65 and the waiver of co-payments  for active duty family  members.  Military contract  revenue is recorded  based on the  contract  price as agreed to by the federal government,  adjusted for certain provisions based on actual experience.
In addition,  we record  revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

Specialty Product Revenues  increased $28.2 million or 48.5%.  Revenue increased in the  workers'  compensation  insurance  segment by $29.0  million,  which was offset by a slight decrease in administrative services revenue of $.8 million.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased  by 1% due  primarily to a 25%
decrease in premium  production  that was partially  offset by a 33% increase in composite premium rates.  Ceded reinsurance  premiums decreased by 72% primarily due to the  expiration of our low level  reinsurance  agreement on June 30, 2000 and new lower cost reinsurance agreements.

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

Professional  Fees  decreased $5.6 million or 27.2% due primarily to the closing of our affiliated medical groups in Texas and Arizona during 2000.

Investment and Other Revenues  increased $2.1 million or 21.9%, due primarily to an increase in the average  invested  balance during the period and net gains on sale of  investments  of $.3  million  in 2001  versus net losses on the sale of investments of $.8 million in 2000.

Medical  Expenses  decreased $64.8 million or 14.8%.  Medical  expenses for 2001 include a $7.8  million  reclassification  from premium  deficiency  maintenance reserve to  premium  deficiency  medical  reserve.  See Note 2 to the  condensed consolidated  financial  statements  for a discussion of this  reclassification.
Included in medical  expenses for 2000 are charges of $30.5  million for reserve strengthening  primarily  for  adverse  development  related  to prior  periods'
medical claims,  $15.5 million of premium  deficiency and $10.2 million of other non-recurring  medical  costs.  Excluding  these  items  for both 2001 and 2000, medical  expenses  decreased  $16.4  million or 4.3% and the Medical  Care Ratio
(medical  expenses as a percentage of medical  premiums and  professional  fees)
decreased  from  83.4% to  82.3%.  Excluding  the items  above  and the  premium deficiency  utilization of $7.0 million for 2001 and $14.8 million for 2000, the
Medical Care Ratio  decreased from 86.7% to 83.9%.  The improvement is primarily due to the closing and sale of  operations  with higher  medical  care ratios in
Texas  and  rural  Nevada  and price  increases  in  excess  of cost  increases.
Offsetting  some of the  improvements  in the ratios was an increase in Medicare members as a percentage of fully-insured members.

Military  Contract  Expenses  increased $33.8 million or 25.4%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
Under the contract, SMHS, provides health care services to approximately 642,300 dependents  of active duty military  personnel  and military  retirees and their dependents under the age of 65 through subcontractor partnerships and individual providers.  Health  care costs are  recorded  in the period  when  services  are provided to eligible  beneficiaries,  including  estimates  for provider  costs, which have been  incurred  but not  reported to us.  Also,  included in military
contract  expenses  are  costs  incurred  to  perform  specific   administrative
services,  such as  health  care  appointment  scheduling,  enrollment,  network management  and health  care  advice  line  services,  and other  administrative functions of the military health care subsidiary.  These administrative services are  performed for active duty  personnel and family  members as well as retired military families.

Specialty Product Expenses increased $15.7 million or 21.3%.  Expenses increased
in  the  workers'   compensation   insurance   segment  by  $16.7   million  and
administrative services expense decreased by $1.0 million.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

     o    Approximately  $18.0 million in additional LAE related to the increase in net earned premiums in 2001 compared to 2000.

     o    In 2001, we recorded $5.8 million of net adverse loss  development for prior accident years,  primarily 1996 to 1998, compared to net adverse loss  development  of $20.7  million  recorded in 2000,  primarily for accident years 1996 to 1999. The net adverse development  recorded was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.

     o    We  established a higher LAE ratio for the 2001 accident  year,  which has  resulted  in an  increase  of  approximately  $9.5  million.  The majority of the  increase is due to the  termination  of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies  effective after that date and a higher amount of net incurred LAE.

     o    An increase in  underwriting  expenses,  policyholders'  dividends and other operating  expenses which resulted in an additional $4.1 million in expenses.

     The net adverse loss  development  on prior  accident  years included those years  that were  covered  by our low  level  reinsurance  agreement.  This resulted  in an  increase,  net  of  paid  recoveries,  in  the  amount  of reinsurance recoverable of $10.6 million in 2001 and $59.1 million in 2000.

     Under our low level  reinsurance  agreement,  we reinsure  30% of the first
     $10,000  of each  claim,  75% of the  next  $40,000  and  100% of the  next
     $450,000.  The maximum net loss  retained on any one claim ceded under this agreement is $17,000.  This agreement covered all policies in force at July
     1, 1998 and  continued  until June 30, 2000,  when we executed an option to extend  coverage to all policies in force as of June 30, 2000. For policies effective  from July 1, 2000, we obtained  excess of loss  reinsurance  for
     100% of the losses above $250,000 and less than $500,000. We already had an existing  excess of loss  reinsurance  agreement  that  covered 100% of the losses above $500,000.  While the low level reinsurance agreement is in run off  effective  July 1,  2000,  our  California  premium  rates  have  been increasing,  which  we  believe  will  largely  mitigate  the  loss of this favorable  reinsurance  protection.  The premium rate increases on policies
     renewed   in   California   during  the  first  six  months  of  2001  were
     approximately 41%.

     The combined ratio is a measurement of  underwriting  profit or loss and is the  sum  of the  loss  and  LAE  ratio,  underwriting  expense  ratio  and policyholders' dividend ratio. A combined ratio of less than 100% indicates an  underwriting  profit.  Our combined ratio was 106.3% compared to 132.9%
     for 2000.  The decrease was primarily due to  significantly  higher adverse development recorded during 2000.  Excluding adverse loss development,  the increase in the loss and LAE ratio was  primarily due to the run off of the low level  reinsurance  which is  resulting  in our  retaining  more of the incurred losses. The underwriting  expense ratio decreased primarily due to higher retained net earned premiums.

     General,  Administrative and Marketing Expenses, or G&A, increased $2.2 million or 3.2%.  As a percentage  of revenues,  G&A  expenses for 2001 were 10.0%  compared to 10.4% for 2000. As a percentage of medical  premium revenue,  G&A  expenses  were 16.5%  compared to 15.7%.  Excluding  the utilization of premium  deficiency  reserves for maintenance  costs of $1.3 million for 2001 and $9.0 million for 2000, G&A expenses decreased $5.5 million or 7.0% for the period.  The $5.5 million  decrease  was  primarily attributable to a $3.2 million decrease in payroll costs and a $3.5 million decrease in depreciation and amortization  expense due to the write down of certain fixed assets and the write-off of unamortized  goodwill during 2000 offset by various other cost  increases and  decreases.  Much of the salary savings is due to cost saving  initiatives  consisting of the restructuring of our Texas HMO  operations by  consolidating  certain  functions with our existing operations in Las Vegas and corporate expense reductions.

     Restructuring,  Reorganization  and Other  Costs were  recorded in 2000 and
     $7.8 million was reallocated during the second quarter of 2001. See Notes 2 and 3 to  the  condensed  consolidated  financial  statements  for  further discussion.

     Interest  Expense and Other,  Net  remained  consistent  for both  periods.
     Interest  expense related to the revolving  credit facility  decreased $4.4 million due to a decrease in the average balance of outstanding debt during the period offset by an increase in weighted average cost of borrowing. Our average  revolving credit facility balance was $78 million in 2001 compared to $182 million in 2000. Our average  interest rate on the revolving credit facility,  including the amortization of deferred financing fees, was 10.3%
     in 2001 compared to 9.2% in 2000. The decrease was offset by an increase in interest  expense of $4.8 million for interest  expense  related to the net financing obligations  associated with the sale-leaseback  transaction that was completed in December 2000.

     Provision  for Income  Taxes was  recorded  at $3.0  million  compared to a benefit of $76.8  million with an effective  tax rate of 33.5%  compared to
     27.2%  for  2000.   The   effective   tax  rate  for  2000   reflects   the
     non-deductibility  of  certain  portions  of  goodwill  impairment  expense recorded during the period. Excluding the effect of the goodwill impairment expense,  the effective tax rate for both periods was approximately  33.5%.
     Our ongoing  effective tax rate is less than the statutory  rate due to tax preferred investments offset by state income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     We had cash in-flows from operating activities of $39.6 million for the six months ended June 30, 2001 compared to cash  out-flows of $20.0 million for
     2000.  The  improvement  over 2000 is primarily  attributable  to cash from earnings and collections from outstanding  military accounts receivable and other accounts receivable.

     SMHS receives monthly cash payments equivalent to one-twelfth of its annual contractual  price with the  Department  of Defense,  or DoD.  SMHS accrues health  care  revenue  on a monthly  basis for any  monies  owed  above its monthly cash receipt based on the number of at-risk eligible  beneficiaries and the level of military direct care system  utilization.  The contractual bid price  adjustment,  or BPA,  process serves to adjust the DoD's monthly payments to SMHS,  because the  payments  are based in part on  prospective data estimates for the beneficiary  population and  beneficiary  population baseline  health  care cost,  inflation  and  military  direct  care system utilization.  As actual information  becomes available for the above items, quarterly  adjustments  are made to SMHS'  monthly  health care  payment in addition to lump sum adjustments for past months. In addition, SMHS accrues change order  revenue for DoD directed  contract  changes.  During  January
     2001,  SMHS  reached an  agreement  with the DoD on a  settlement  of $58.2 million  related to contract  modifications  issued  prior to July 1, 2000.
     SMHS  received  an  immediate  payment  of $21.3  million  for  outstanding receivables and will receive an additional $1.1 million per month until the end of the  contract.  Our  business  and cash  flows  could  be  adversely affected if the timing or amount of the BPA and change order reimbursements vary  significantly  from  our  expectations.  SMHS  is in the  process  of finalizing a financing  arrangement on its accounts  receivable  balance in order to improve the availability of cash. The military accounts receivable balance was $40.4 million as of June 30, 2001.

     Cash used for  investing  activities  during 2001  included $3.8 million in capital  expenditures  offset by proceeds of $1.7  million for property and equipment  dispositions.  The net cash change in investments for the period was $6.4 million as investments were purchased with cash from operations.

     Cash used for financing  activities included net payments of $36 million on the  revolving  credit  facility,  $21.5 million for the purchase of 7 1/2%
     convertible  subordinated  debentures  and an  additional  $4.1  million in payments on other outstanding debt and capital leases.

     Revolving Credit Facility

     Our revolving  credit facility  balance  decreased from $135 million to $99 million  during the six month period.  The entire  balance  outstanding  is reflected as  long-term  debt since we are not required to make any further payments  during the next twelve  months.  The  revolving  credit  facility commitment was $123.4 million as of June 30, 2001 and will decrease by $3.0 million on December  31, 2001 and an  additional  $6.0  million on June 30,
     2002. Interest under the revolving credit facility is variable and is based on Bank of  America's  "prime  rate" plus a margin.  The rate was 7.875% at
     June 30,  2001,  which is a  combination  of the prime rate of 7.25% plus a margin of .625%.  The  margin  can  fluctuate  in the  future  based on our completing  certain  transactions and meeting certain  financial ratios. To mitigate the risk of interest  rate  fluctuation  on the  revolving  credit facility,  of  the  outstanding  balance,  $25  million  is  covered  by an interest-rate  swap  agreement.  The  average  cost  of  borrowing  on this
     revolving   credit   facility  for  2001,   including  the  impact  of  the
     amortization  of  deferred   financing  fees  and  the  interest-rate  swap
     agreement, was 10.3%.

     Debentures

     In September 1991, CII Financial,  Inc., or CII, our workers'  compensation holding company,  issued 7 1/2% convertible  subordinated  debentures.  CII anticipated that they would not have readily  available  sources of cash to pay the 7 1/2% convertible subordinated debentures when they were scheduled to mature in  September  2001 and  initiated a proposed  exchange  offer in
     December 2000.  CII offered to exchange the new debentures  and/or cash for the 7 1/2% convertible subordinated debentures. To facilitate the exchange,
     CII borrowed  $17.0 million from Sierra and  California  Indemnity,  one of
     CII's  insurance  subsidiaries,  was  able  to  obtain  approval  from  the
     California Department of Insurance to pay an extraordinary dividend of $5.0 million  to  CII.  On May  7,  2001,  CII  closed  its  exchange  offer  on
     approximately   $42.1  million  of  its  outstanding  7  1/2%   convertible
     subordinated  debentures.  CII  purchased  approximately  $27.1  million in
     principal  amount  of  7  1/2%  convertible   subordinated  debentures  for
     approximately $20.0 million in cash and issued  approximately $15.0 million in new 9 1/2% senior  debentures,  due  September 15, 2004, in exchange for approximately $15.0 million in 7 1/2% convertible  subordinated debentures.
     CII has  approximately  $5.0  million  in 7 1/2%  convertible  subordinated debentures  due  September  15,  2001.  Interest on the 7 1/2%  convertible subordinated  debentures is due semi-annually on March 15 and September 15.
     Each $1,000 in principal is convertible  into 25.382 shares of common stock of Sierra at a conversion price of $39.398 per share.

     The new 9 1/2% senior  debentures pay interest,  which is due semi-annually on March 15 and September 15 of each year commencing on September 15, 2001.
     The new 9 1/2%  senior  debentures  rank  senior to the  outstanding  notes payable from CII to Sierra,  the remaining 7 1/2% convertible  subordinated debentures and CII's guarantee of Sierra's  revolving credit facility.  The new 9 1/2% senior  debentures may be redeemed by CII at any time at defined premiums  starting at 110% and declining to 100% for purchases  after April
     1, 2004.  In the event of a change in control of CII,  the holders of these new 9 1/2% senior  debentures  may require that we  repurchase  them at the then applicable redemption price, plus accrued and unpaid interest.

     CII's  only  significant  short-term  non-insurance  liquidity  need is for interest on the  debentures  and the  repayment of the  approximately  $5.0 million in outstanding 7 1/2% convertible subordinated debentures, which is due on  September  15,  2001 as  discussed  above.  CII's new 9 1/2% senior debentures represent the long-term  non-insurance  liquidity  requirements.
     CII expects to service the new 9 1/2%  senior  debentures  from future cash flows,  primarily  from  dividends  that  will be paid by  their  insurance subsidiaries from their future earnings.  CII is exploring  alternatives to
     address  the  maturity  of  the  approximately   $5.0  million  in  7  1/2%
     convertible subordinated debentures that are due September 15, 2001.

     Statutory Capital and Deposit Requirements

     Our HMO  and  insurance  subsidiaries  are  required  by  state  regulatory agencies to maintain  certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit  in various  states  totaling  $26.4  million at June 30,
     2001. The HMO and insurance  subsidiaries  must also meet  requirements  to maintain  minimum  stockholders'  equity,  on a statutory basis, as well as minimum risk-based  capital  requirements,  which are determined  annually.
     Additionally,  in  conjunction  with the  Kaiser-Texas  acquisition,  Texas
     Health  Choice,  L.C., or TXHC,  entered into a letter  agreement  with the
     Texas  Department of Insurance  whereby TXHC agreed to maintain a net worth of $20.0  million,  on a statutory  basis,  until certain income levels are achieved. We believe we are in compliance with our regulatory  requirements in all material respects.

     Of the $131.4 million in cash and cash  equivalents  held at June 30, 2001,
     $100.1 million was  designated for use only by the regulated  subsidiaries.
     Amounts are available for transfer to the holding  company from the HMO and insurance  subsidiaries  only to the extent  that they can be  remitted  in
     accordance  with  the  terms  of  existing  management   agreements  or  by
     dividends.  The  holding  company  will  not  receive  dividends  from  its regulated  subsidiaries  if such dividend  payment would cause violation of statutory net worth and reserve requirements.

     Other

     We have a 2001  capital  budget of $18 million as limited by our  revolving credit facility.  The planned  expenditures are primarily for the expansion of clinics and other leased  facilities,  the purchase of computer hardware
     and  software,   furniture   and   equipment   and  other  normal   capital
     requirements. Our liquidity needs over the next 12 months will primarily be for the capital  items noted above,  expansion of our  operations  and debt service,  including  the  remaining  $5.0  million  of 7  1/2%  convertible subordinated  debentures  due  September  15,  2001.  We  believe  that our existing working capital,  operating cash flow and, if necessary, cash flow from equipment leasing, divestitures of certain non-core assets and amounts available under our revolving  credit facility should be sufficient to fund our  capital  expenditures  and  debt  service.  Additionally,  subject  to unanticipated  cash  requirements,  we believe  that our  existing  working capital  and  operating  cash flow should  enable us to meet our  liquidity needs on a long-term basis.

Membership

    Our membership at June 30, 2001 and 2000 was as follows:

                                                                             Number of Members at June 30
                                                                             2001                    2000

HMO
  Commercial (1)..............................................              198,800                  250,700
  Medicare (2)  (3)...........................................               57,800                   53,100
  Medicaid....................................................               19,000                   12,200
Managed Indemnity.............................................               29,700                   32,900
Medicare Supplement...........................................               28,100                   28,700
Administrative Services.......................................              298,400                  278,100
TRICARE Eligibles.............................................              642,300                  613,500
                                                                          ---------               ----------
Total Members.................................................            1,274,100                1,269,200
                                                                          =========                =========

(1)  The number of commercial  members at June 30, 2000 includes  23,100 members associated with the discontinued operations in Houston, Texas.
(2)  The number of Medicare  members at June 30,  2000  includes  5,500  members associated with the discontinued operations in Houston, Texas.
(3)  The 2001 Medicare  membership  does not include 5,500 Houston  members that the Company ceded to AmCare Health Plans of Texas, Inc. under a reinsurance agreement on December 1, 2000.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2001, unrealized holding losses on available for sale investments have increased by $1,589,000 since the 2000 year end due primarily to a decrease in the market value of bonds.  We believe that changes in market interest rates, resulting  in  unrealized  holding  gains or losses,  should not have a material impact on future  earnings or cash flows as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation  includes claims of medical  malpractice,  claims for coverage or payment for medical  services  rendered to HMO members and claims by providers  for payment  for  medical  services  rendered  to HMO  members.  Also included in such litigation are claims for workers'  compensation  and claims by providers for payment for medical services  rendered to injured workers.  In the
opinion  of  management,   the  ultimate   resolution  of  these  pending  legal
proceedings  should  not  have  a  material  adverse  effect  on  our  financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Sierra held its annual meeting of  stockholders on May 22, 2001 in Las
        Vegas, Nevada.

        The following  persons were elected  directors  for two-year  terms ending in 2003 based on the voting results below:

                       Name                               For            Withheld

               Anthony M. Marlon, M.D.                 19,798,224       5,949,322
               Thomas Y. Hartley                       23,348,255       2,399,291
               Anthony L. Watson                       23,344,629       2,402,917
               Michael E. Luce                         23,345,165       2,402,381

                    The following  persons were elected to one-year terms ending in 2002 based on the voting results below:

                     Name                                  For           Withheld

               Albert L. Greene                        23,344,082       2,403,464
               Erin E. MacDonald                       19,777,466       5,970,080

               The following  persons'  terms as directors  continued  after the meeting and end in 2002.

               Charles L. Ruthe
               William J. Raggio

               The  stockholders  also  approved an amendment  to the  Company's
               Bylaws to increase the size of the Board from a range of not less than three nor more than seven  Directors  to a range of not less than three nor more than nine Directors.

                                                                                             Broker
                               For               Against             Abstain                Non-votes

                              16,165,817         2,236,963           13,120                     0

               The stockholders  also ratified the appointment of Deloitte &
               Touche LLP as the  Company's  independent  auditors  for the year ending December 31, 2001. The voting results were as follows:

                                                                                             Broker
                               For                Against            Abstain                Non-votes

                              25,610,289           180,497            9,954                     0

               The stockholders also voted on a shareholder proposal. The voting results were as follows:

                                                                                             Broker
                               For               Against            Abstain                 Non-votes

                               7,829,421        10,240,080          346,399                     0

     ITEM 5. OTHER INFORMATION

             None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (10.1) Employment  Agreement with Erin E. MacDonald executed June
                      1, 2001.

                 (99) Registrant's  current  report  on Form 8-K  dated  March
                      20, 2001, incorporated herein by reference.

          (b)  Reports on Form 8-K

               Current  Report  on  Form  8-K,  dated  May  8,  2001,  with  the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference  on May 10,  2001  and  the  Company's  hosting  of an investor conference on May 14, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                     SIERRA HEALTH SERVICES, INC.
                                    (Registrant)

Date:  August 14, 2001              /S/ PAUL H. PALMER
                                    Paul H. Palmer
                                    Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)