Form 10-Q
period 2001-09-30
SIERRA HEALTH SERVICES INC
filed 2001-11-13
CIK 754009

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

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

         As of November 1, 2001, there were 27,880,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item l.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 2001 and December 31, 2000.................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 2001 and 2000..................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 2001 and 2000............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   12

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   23

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS
                                                                                        September 30           December 31
                                                                                             2001                 2000

                                                                                        (Unaudited)
CURRENT ASSETS:
     Cash and Cash Equivalents..............................................             $  159,734           $  161,306
     Investments............................................................                214,411              207,143
     Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $15,955; 2000 - $17,996)..........................                 28,256               33,094
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $1,316; 2000 - $1,212)............................                 34,723               71,390
     Current Portion of Deferred Tax Asset..................................                 49,320               46,702
     Current Portion of Reinsurance Recoverable.............................                 91,511               92,867
     Prepaid Expenses and Other Current Assets..............................                 44,396               33,559
     Assets Held for Sale...................................................                 19,484               22,942
                                                                                         ----------           ----------
         Total Current Assets...............................................                641,835              669,003

PROPERTY AND EQUIPMENT, NET.................................................                147,645              173,031
LONG-TERM INVESTMENTS.......................................................                  9,277               18,093
RESTRICTED CASH AND INVESTMENTS.............................................                 26,122               24,724
REINSURANCE RECOVERABLE, Net of Current Portion.............................                171,074              160,227
DEFERRED TAX ASSET, Net of Current Portion..................................                 63,329               68,253
OTHER ASSETS................................................................                 56,918               51,769
                                                                                         ----------           ----------
TOTAL ASSETS................................................................             $1,116,200           $1,165,100
                                                                                         ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities..................................             $   92,986           $  109,696
  Medical Claims Payable....................................................                111,669              112,296
  Current Portion of Reserve for Losses and Loss Adjustment Expense.........                147,351              134,676
  Unearned Premium Revenue..................................................                 61,200               48,373
  Military Health Care Payable..............................................                 85,239               84,859
  Premium Deficiency Reserve................................................                  9,788               14,466
  Current Portion of Long-term Debt.........................................                 36,617               88,223
                                                                                         ----------           ----------
         Total Current Liabilities..........................................                544,850              592,589

RESERVE FOR LOSSES AND
  LOSS ADJUSTMENT EXPENSE, Net of Current Portion...........................                263,258              239,878
LONG-TERM DEBT, Net of Current Portion......................................                194,455              225,355
OTHER LIABILITIES ..........................................................                 19,348               16,805
                                                                                         ----------           ----------
TOTAL LIABILITIES...........................................................              1,021,911            1,074,627
                                                                                         ----------           ----------

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000
       Shares Authorized; Shares Issued:  2001 - 29,403; 2000 - 28,815......                    147                  144
  Additional Paid-in Capital................................................                179,670              177,493
  Treasury Stock; 2001 and 2000 - 1,523 Common Stock Shares.................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss......................................                 (2,477)              (5,667)
  Accumulated Deficit.......................................................                (60,262)             (58,708)
                                                                                         ----------           ----------
         Total Stockholders' Equity.........................................                 94,289               90,473
                                                                                         ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,116,200           $1,165,100
                                                                                         ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30                      September 30
                                                              2001              2000            2001              2000
OPERATING REVENUES:
   Medical Premiums..................................        $229,861         $221,669        $  660,443       $  660,098
   Military Contract Revenues........................          85,499          101,259           255,497          238,514
   Specialty Product Revenues........................          49,447           40,766           135,774           98,880
   Professional Fees.................................           6,981            8,222            22,056           28,938
   Investment and Other Revenues.....................           4,540            5,566            16,383           15,282
                                                             --------         --------        ----------       ----------
         Total.......................................         376,328          377,482         1,090,153        1,041,712
                                                             --------         --------        ----------       ----------

OPERATING EXPENSES:
   Medical Expenses (Note 2).........................         205,349          191,566           579,854          630,873
   Military Contract Expenses........................          83,561           99,889           250,332          232,872
   Specialty Product Expenses........................          50,144           41,671           139,570          115,403
   General, Administrative and Marketing
     Expenses........................................          38,233           34,327           109,432          103,312
   Asset Impairment, Restructuring, Reorganization
     and Other Costs (Notes 2 and 3).................           6,585                             (1,215)         220,440
                                                             --------         --------        ----------       ----------
         Total ......................................         383,872          367,453         1,077,973        1,302,900
                                                             --------         --------        ----------       ----------

OPERATING (LOSS) INCOME..............................          (7,544)          10,029            12,180         (261,188)

INTEREST EXPENSE AND OTHER, NET  ....................          (3,814)          (6,091)          (14,516)         (16,828)
                                                             --------         --------        ----------       ----------

(LOSS) INCOME BEFORE INCOME TAXES....................         (11,358)           3,938            (2,336)        (278,016)

BENEFIT (PROVISION) FOR INCOME TAXES.................           3,804           (1,269)              782           75,524
                                                             --------         --------        ----------       ----------

NET (LOSS) INCOME....................................        $ (7,554)        $  2,669        $   (1,554)      $ (202,492)
                                                             ========         ========        ==========       ==========

NET (LOSS) INCOME PER COMMON SHARE...................           $(.27)            $.10             $(.06)          $(7.47)
                                                                =====             ====             =====           ======

NET (LOSS) INCOME PER COMMON SHARE
   ASSUMING DILUTION.................................           $(.27)            $.10             $(.06)          $(7.47)
                                                                =====             ====             =====           ======

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING.......................................          27,851           27,248            27,619           27,092

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING ASSUMING DILUTION.....................          27,851           27,250            27,619           27,092

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                      Nine Months Ended September 30
                                                                                           2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss................................................................              $ (1,554)          $(202,492)
   Adjustments to Reconcile Net Loss to Net Cash
       Provided by (Used for) Operating Activities:
          Provision for Asset Impairment and Other Charges.................                 2,325             202,951
          Depreciation and Amortization....................................                18,811              23,588
          Provision for Doubtful Accounts..................................                 1,869               3,032
          Loss on Property and Equipment Dispositions......................                 2,399
   Changes in Assets and Liabilities.......................................                48,829             (57,628)
                                                                                         --------           ---------
              Net Cash Provided by (Used for) Operating Activities ........                72,679             (30,549)
                                                                                         --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions...............................                 6,640             (13,615)
   Changes in Investments..................................................                  (565)             23,439
                                                                                         --------           ---------
              Net Cash Provided by Investing Activities....................                 6,075               9,824
                                                                                         --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings................................................                                    25,000
   Payments on Debt and Capital Leases.....................................               (82,506)             (7,036)
   Issuance of Stock in Connection with Stock Plans........................                 2,180               1,572
                                                                                         --------           ---------
              Net Cash (Used for) Provided by Financing Activities.........               (80,326)             19,536
                                                                                         --------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS..................................                (1,572)             (1,189)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................               161,306              55,936
                                                                                         --------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................              $159,734           $  54,747
                                                                                         ========           =========

                                                                                         Nine Months Ended September 30
Supplemental Condensed Consolidated
  Statements of Cash Flows Information:                                                     2001                2000
---------------------------------------------------------------------------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................               $16,468             $19,511
Net Cash Paid (Received) During the Period for Income Taxes................                   376             (10,538)

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment....................................                                     3,700
   Debentures exchanged....................................................                19,692

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

2.   Certain Medical Expenses

     Included  in  reported  medical  expenses  for 2000 are changes in estimate charges of $30.5 million of reserve strengthening  primarily due to adverse development on prior periods'  medical claims,  as well as $15.5 million in premium deficiency medical expense related to  under-performing  markets in the Dallas/Ft.  Worth and Houston areas.  The recorded  premium  deficiency reflects anticipated costs after restructuring and reorganization  actions.
     In addition,  the Company  recorded  $10.2  million of other  non-recurring medical costs  primarily  relating to the write-down of medical  subsidiary assets.

     During the second quarter of 2001,  management  revised their  estimates of premium  deficiency  reserves  and  reclassified  $7.8 million from premium deficiency  maintenance reserve to premium deficiency medical reserve. This reclassification  was based on the latest  available  medical  cost trends, which did not become  evident until late in the second quarter of 2001, and is  reflected  as an  increase  in medical  expense and a decrease in asset impairment, restructuring,  reorganization and other costs on the condensed consolidated statement of operations.

     Throughout  2001,  the  Company  has  continued  to  focus  on  making  the
     Dallas/Ft. Worth operations profitable.  Significant premium rate increases have been made on  renewing  membership  and during the third  quarter  the
     Company embarked on a recontracting  effort to reduce medical costs. It was during this  recontracting  effort that  unsustainable  cost increases were identified,  including  the fact  that  the  operations'  primary  hospital contract  if  renewed,  would be at a  substantially  higher  rate than was previously indicated by the hospital.

     Although  considerable  efforts had been made to achieve  profitability  in
     Texas, it was determined that under the current operating environment,  the
     Company would not be able to turn around the operating results and the best course of action was to exit the market as soon as possible to limit future losses  and  exposure.  During  the  third  quarter  of 2001,  the  Company announced  its plan to exit the Texas market and received  formal  approval
     from  the  Texas   Department  of  Insurance  to  withdraw  its  healthcare
     operations in mid-October. The Company has also received a waiver under its revolving credit facility  agreement for all covenants  affected by exiting the Texas healthcare market.

     As a result of the plan to exit the Texas  healthcare  market,  the Company recorded  medical  expense  charges of $10.9 million and asset  impairment, restructuring,  reorganization and other costs charges of $6.6 million.  Of the $10.9 million in medical expense charges, $10.3 million was for premium deficiency medical and $600,000 was for the write down of a medical related receivable. The $6.6 million charge consisted of $1.6 million to write down certain  Texas  furniture  and  equipment,  $2.0 million in lease and other termination costs, $1.8 million in legal and restitution costs, $600,000 in various  other  exit  related  costs and  $570,000  in  premium  deficiency maintenance.  The  total  premium  deficiency  recorded  of  $10.9  million represents the projected  premium shortfall during the run-out of the Texas healthcare  operations  and  additional  reserve  strengthening  for  prior periods.

     The total premium  deficiency medical reserve utilized during the three and nine month  periods  ended  September  30, 2001 was $7.1  million and $14.1
     million,   respectively.   Management   believes  that  the  total  premium
     deficiency  reserve  of  $9.8  million,   as  of  September  30,  2001,  is
     appropriate  based  on  the  projected  run-out  of  the  Texas  healthcare operations  and that no revision to the estimate is necessary at this time.
     Of the $9.8 million remaining reserve,  $9.2 million has been designated as a premium deficiency medical reserve.

3.   Asset Impairment, Restructuring, Reorganization and Other Costs

     As discussed in Note 2 of these financial statements, in the second quarter of  2001,  management  re-evaluated  the  premium  deficiency  reserve  and reclassified  $7.8 million from premium  deficiency  maintenance to premium deficiency medical.

     As part of the  Company's  plan to exit Texas,  as  discussed  in Note 2 of these financial statements, the Company recorded $1.6 million to write down certain  Texas  furniture  and  equipment,  $2.0 million in lease and other termination costs, $1.8 million in legal and restitution costs, $600,000 in various  other  exit  related  costs and  $570,000  in  premium  deficiency maintenance.

     The table  below  presents  a summary of asset  impairment,  restructuring, reorganization and other cost activity for the periods indicated.

                                                          Restructuring         Premium
                                             Asset             and            Deficiency
(In thousands)                            Impairment     Reorganization       Maintenance        Other           Total

Balance, January 1, 2000...........                                          $  11,000          $  3,449       $  14,449

Charges recorded...................        $190,490          $ 13,492           10,358             6,100         220,440
Cash used..........................                            (9,143)         (12,080)             (502)        (21,725)
Noncash activity...................        (190,490)                                              (3,800)       (194,290)
Changes in estimate................                                                                                 -
                                           --------          --------        ---------          --------       ---------
Balance, December 31, 2000.........            -                4,349            9,278             5,247          18,874

Charges recorded...................           1,600             4,415              570                            6,585
Cash used..........................                            (2,446)          (1,478)             (800)         (4,724)
Noncash activity...................          (1,600)             (125)                                            (1,725)
Changes in estimate................                                             (7,800)                           (7,800)
                                           --------          --------        ---------          --------       ---------
Balance, September 30, 2001........        $   -             $  6,193        $     570          $  4,447       $  11,210
                                           ========          ========        =========          ========       =========

     Of the remaining  restructuring and  reorganization  costs of $6.2 million,
     $4.3  million is related to the charges  incurred  in the third  quarter of
     2001 as described  above,  and $1.9  million  remains from the December 31,
     2000  balance and is primarily  related to the cost to provide  malpractice
     insurance  on  our   discontinued   affiliated   medical  group  and  lease
     terminations  in Houston and  Arizona.  The  remaining  premium  deficiency maintenance costs of $570,000 is an estimate of general and  administrative costs, in excess of those covered by premiums,  that the Company expects to be incurred  during the  run-out of the Texas  healthcare  operations.  The remaining  other  costs of $4.4  million  are  primarily  related  to legal claims.  Management believes that the remaining  reserves,  as of September
     30,  2001,  are  appropriate  and that no revisions  to the  estimates  are necessary at this time.

4.   The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                                                           Dilutive
     (In thousands, except per share data)                                 Basic         Stock Options         Diluted

     For the Three Months ended September 30, 2001:
       Loss from Continuing Operations                                  $   (7,554)                        $   (7,554)
       Shares                                                               27,851                             27,851
       Per Share Amount                                                      $(.27)                             $(.27)

     For the Three Months ended September 30, 2000:
       Income from Continuing Operations                               $     2,669                         $    2,669
       Shares                                                               27,248               2             27,250
       Per Share Amount                                                       $.10                               $.10

     For the Nine Months ended September 30, 2001:
       Loss from Continuing Operations                                 $    (1,554)                        $   (1,554)
       Shares                                                               27,619                             27,619
       Per Share Amount                                                      $(.06)                             $(.06)

     For the Nine Months ended September 30, 2000:
       Loss from Continuing Operations                                   $(202,492)                         $(202,492)
       Shares                                                               27,092                             27,092
       Per Share Amount                                                     $(7.47)                            $(7.47)

          Outstanding  stock  options  were not included in the  computation  of diluted EPS for the three months and nine months ended  September  30,
          2001 and the nine months ended September 30, 2000 because their effect would have been antidilutive.

5.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                        September 30
               (In thousands)                                 2001            2000               2001             2000

           NET (LOSS) INCOME...........................     $(7,554)         $2,669             $(1,554)       $(202,492)
           Change in Accumulated Other
             Comprehensive Income, Net.................       4,779             921               3,190            4,771
                                                            -------          ------             -------        ---------

           COMPREHENSIVE (LOSS) INCOME.................     $(2,775)         $3,590             $ 1,636        $(197,721)
                                                            =======          ======             =======        =========

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

Information concerning the operations of the reportable segments is as follows:
(In thousands)
                                                     Managed Care              Military             Workers'
                                                     and Corporate          Health Services        Compensation
                                                      Operations              Operations            Operations            Total

Three Months Ended September 30, 2001
Medical Premiums.............................          $ 229,861                                                      $  229,861
Military Contract Revenues...................                                 $ 85,499                                    85,499
Specialty Product Revenues...................              1,908                                    $ 47,539              49,447
Professional Fees............................              6,981                                                           6,981
Investment and Other Revenues................                311                   659                 3,570               4,540
                                                       ---------              --------              --------          ----------
   Total Revenue.............................          $ 239,061              $ 86,158              $ 51,109          $  376,328
                                                       =========              ========              ========          ==========

Segment Operating Profit (1).................             $6,086              $  2,597              $  1,273              $9,956
Interest Expense and Other, Net..............             (3,338)                   31                  (507)             (3,814)
Changes in Estimate Charges (2)..............            (10,915)                                                        (10,915)
Asset Impairment, Restructuring,
     Reorganization and Other Costs..........             (6,585)                                                         (6,585)
                                                       ---------              --------              --------          ----------
Net (Loss) Income Before Income Taxes........          $ (14,752)             $  2,628              $    766          $  (11,358)
                                                       =========              ========              ========          ==========

Three Months Ended September 30, 2000
Medical Premiums.............................          $ 221,669                                                      $  221,669
Military Contract Revenues...................                                 $101,259                                   101,259
Specialty Product Revenues...................              2,166                                    $ 38,600              40,766
Professional Fees............................              8,222                                                           8,222
Investment and Other Revenues................              1,584                   147                 3,835               5,566
                                                       ---------              --------              --------          ----------
   Total Revenue.............................          $ 233,641              $101,406              $ 42,435          $  377,482
                                                       =========              ========              ========          ==========

Segment Operating Profit (1).................        $     6,182              $  1,518              $  2,329          $   10,029
Interest Expense and Other, Net..............             (5,311)                  (74)                 (706)             (6,091)
Changes in Estimate Charges (2)..............
Asset Impairment, Restructuring,
     Reorganization and Other Costs..........
                                                       ---------              --------              --------          -----------
Net Income Before Income Taxes...............          $     871              $  1,444              $  1,623          $    3,938
                                                       =========              ========              ========          ==========

Nine Months Ended September 30, 2001
Medical Premiums.............................          $ 660,443                                                        $660,443
Military Contract Revenues...................                                 $255,497                                   255,497
Specialty Product Revenues...................              5,813                                    $129,961             135,774
Professional Fees............................             22,056                                                          22,056
Investment and Other Revenues................              2,615                 1,821                11,947              16,383
                                                       ---------              --------              --------          ----------
   Total Revenue.............................          $ 690,927              $257,318              $141,908          $1,090,153
                                                       =========              ========              ========          ==========

Segment Operating Profit (1).................          $  17,718                $6,986              $  4,976             $29,680
Interest Expense and Other, Net..............            (13,260)                   14                (1,270)            (14,516)
Changes in Estimate Charges (2)..............            (18,715)                                                        (18,715)
Asset Impairment, Restructuring,
     Reorganization and Other Costs..........              1,215                                                           1,215
                                                       ---------              --------              --------          ----------
Net (Loss) Income Before Income Taxes........          $ (13,042)             $  7,000              $  3,706          $   (2,336)
                                                       =========              ========              ========          ==========

Nine Months Ended September 30, 2000
Medical Premiums.............................          $ 660,098                                                        $660,098
Military Contract Revenues...................                                 $238,514                                   238,514
Specialty Product Revenues...................              6,858                                   $  92,022              98,880
Professional Fees............................             28,938                                                          28,938
Investment and Other Revenues................              3,880                   601                10,801              15,282
                                                       ---------              --------            ----------          ----------
   Total Revenue.............................          $ 699,774              $239,115              $102,823          $1,041,712
                                                       =========              ========              ========          ==========

Segment Operating Profit (1).................          $  16,981              $  6,245            $    8,823          $   32,049
Interest Expense and Other, Net..............            (14,713)                 (439)               (1,676)            (16,828)
Changes in Estimate Charges (2)..............            (56,297)                                    (16,500)            (72,797)
Asset Impairment, Restructuring,
     Reorganization and Other Costs..........           (217,440)                                     (3,000)           (220,440)
                                                       ---------              --------           -----------          ----------
Net (Loss) Income Before Income Taxes........          $(271,469)             $  5,806             $ (12,353)         $ (278,016)
                                                       =========              ========             =========          ==========

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

7.   CII Financial Debentures

     CII  Financial,  Inc.  had  approximately  $47.1  million  of  Subordinated
     Debentures   outstanding  that  were  due  on  September  15,  2001.  These
     Subordinated  Debentures  were neither assumed nor guaranteed by Sierra and were  subordinated  to Sierra's credit facility debt. In December 2000, CII
     Financial  commenced an offer to exchange the  Subordinated  Debentures for cash  and/or new  debentures.  On May 7,  2001,  CII  Financial  closed its exchange offer on $42.1 million of its outstanding Subordinated Debentures.
     CII Financial  purchased $27.1 million in principal  amount of Subordinated
     Debentures for $20.0 million in cash and issued $15.0 million in new 9 1/2%
     senior debentures, due September 15, 2004, in exchange for $15.0 million in
     Subordinated Debentures.

     The exchange offer contained concessions by the holders of the Subordinated
     Debentures, including extending the maturity and accepting an interest rate that may have been lower than what CII  Financial  could have obtained from other lenders. In accordance with accounting  principles generally accepted in the United  States of  America,  the  exchange  of the new 9 1/2% senior debentures for the  Subordinated  Debentures was treated as a restructuring of debt.  Additionally,  the  Subordinated  Debentures  are  considered  to represent  one  payable,  even  though  there are many  debenture  holders.
     Although  some  of  the  debenture   holders   exchanged  the  Subordinated
     Debentures for cash,  some exchanged them for new 9 1/2% senior  debentures and others a combination  of the two, this does not change the substance of the transaction for CII Financial; accordingly, the exchange was considered to be a single transaction.

     In the transaction,  total future cash payments (interest and principal) on the remaining Subordinated  Debentures and the new 9 1/2% senior debentures were less than the balance of the  Subordinated  Debentures  at the time of
     the  exchange   less  the  cash   consideration   given  in  the  exchange.
     Accordingly,  a gain on restructuring was recognized for the difference and the carrying amount of the remaining Subordinated Debentures and new 9 1/2%
     senior  debentures  is the total  future cash  payments on the  debentures.
     Costs incurred in connection with the exchange were used to offset the gain on  restructuring.  All future cash payments related to the debentures will be reductions of the carrying amount of the debentures  therefore no future interest  expense will be recognized for the  debentures.  The  transaction resulted in a gain of $613,000.

     In September 2001, the California  Department of Insurance gave approval to
     California Indemnity, one of CII Financial's insurance subsidiaries, to pay a dividend of $5.0 million to CII Financial. CII Financial used these funds to pay the remaining $5.0 million in Subordinated Debentures at maturity.

     The new 9 1/2% senior  debentures pay interest,  which is due semi-annually on March 15 and  September 15 of each year,  commencing  on  September  15,
     2001. The new 9 1/2% senior  debentures  rank senior to  outstanding  notes payable  from CII  Financial  to Sierra and CII  Financial's  guarantee  of
     Sierra's revolving credit facility. The new 9 1/2% senior debentures may be redeemed  by CII  Financial  at any time at  premiums  starting at 110% and declining to 100% for  redemptions  after April 1, 2004.  In the event of a change in control of CII  Financial,  the  holders of the new 9 1/2% senior debentures  may  require  that CII  Financial  repurchase  them at the then applicable redemption price, plus accrued and unpaid interest.

8.   Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial  Accounting  Standards
     No. 142,  "Goodwill and Other  Intangible  Assets"  ("SFAS 142"),  which is effective  January 1, 2002.  SFAS 142  requires,  among other  things,  the discontinuance  of goodwill  amortization.  In addition,  the pronouncement includes provisions for the reclassification of certain existing recognized intangibles  as  goodwill,  reassessment  of the useful  lives of  existing recognized  intangibles,  reclassification  of certain  intangibles  out of previously  reported goodwill and the identification of reporting units for purposes of assessing  potential future  impairments of goodwill.  SFAS 142 also requires the Company to complete a  transitional  goodwill  impairment test six  months  from the date of  adoption.  The net  amortized  goodwill balance at September 30, 2001 was $15.0  million and goodwill  amortization in the nine months  ended  September  30, 2001 was  $606,000 and would have been  approximately  the  same  amount  in 2002  under  current  accounting standards. The Company is currently considering the other provisions of the pronouncement,  but has not yet  determined  the  impact  on its  financial position and results of operations.

     In  October  2001,  the  FASB  issued  Statement  of  Financial  Accounting
     Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets"  ("SFAS  144"),  which is effective  January 1, 2002.  SFAS No. 144 requires that long-lived assets that are to be sold within one year must be separately  identified  and carried at the lower of carrying  value or fair value less costs to sell. Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate,  must be written down to the lower of current  fair value or fair value at the date of  foreclosure  adjusted  to reflect depreciation since acquisition.  The Company has not determined the effect of implementing this standard.

9.   Reclassifications

     Certain amounts in the Condensed  Consolidated Financial Statements for the
     three and nine months ended  September 30, 2000 have been  reclassified  to conform with the current year presentation.

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

RESULTS OF OPERATIONS,  THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2000.

Medical Premiums increased $8.2 million or 3.7%. The increase in premium revenue reflects a 10.2%  decrease in commercial  member months (the number of months of each year that an individual is enrolled in a plan) offset by an 11.2%  increase in Medicare member months.  The decrease in commercial  member months is related to the sale of our Houston HMO membership  during the fourth quarter of 2000 and a decrease in the Dallas/Ft.  Worth membership.  Excluding the Texas operations, premium revenue  increased by $24.1 million or 15.0%,  commercial  member months increased by 15.4% and Medicare  member months  increased by 9.3%. The growth in
Medicare  member  months  contributes  significantly  to  increases  in  premium revenues as the  Medicare per member  premium  rates are over three times higher than the average  commercial premium rate. The average commercial rate increases in 2001 on  renewed  groups  are  approximately  8% in Las  Vegas.  Our  managed indemnity  rates  increased  approximately  11.2% and Medicare  rates  increased approximately  3.7%, of which a portion is  attributable  to  additional  member benefits.  Over 97% of our Las Vegas, Nevada Medicare beneficiaries are enrolled in the Social HMO Medicare program.

We market our HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare,  through our internal
sales  personnel  and  independent   insurance  brokers.   Our  brokers  receive
commissions  based on the premiums received from each group. Our agreements with our  member  groups are  usually  for  twelve  months and are  subject to annual renewal.  For the quarter ended  September 30, 2001, our ten largest  commercial
HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues.  Although none of the employer groups accounted for more than 2%
of  total  revenues  for  that  period,  the  loss of one or more of the  larger employer groups could, if not replaced with similar membership,  have a material adverse effect on our business.

Military  Contract  Revenues  decreased $15.8 million or 15.6%.  The decrease in revenue in 2001 is the result of accrued  bid price  adjustment  revenue  during
2000 which resulted from a true-up of prior periods'  information  received from the government and was largely offset by accrued military contract expenses. The accrued bid price adjustment  revenue from 2000 was partially offset by additive change  order work during  2001.  Change  orders  recently  implemented  in 2001 include a prescription drug program for beneficiaries over age 65 and the waiver of co-payments  for active duty family  members.  Military  contract  revenue is recorded  based on the  contract  price as agreed to by the federal  government, adjusted for certain  provisions  based on actual  experience.  In addition,  we record revenue based on estimates of the earned  portion of any contract  change orders not originally specified in the contract.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Specialty Product Revenues increased $8.7 million or 21.3%. Revenue increased in the workers' compensation insurance segment by $9.0 million, which was offset by a slight decrease in administrative services revenue of $.3 million.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct written  premiums  decreased by 15.9% due primarily to a 31%
decrease in premium  production  that was partially  offset by a 27% increase in composite premium rates. Ceded reinsurance  premiums decreased by 94% due to the expiration of our low level reinsurance agreement on June 30, 2000 and new lower retention reinsurance agreements.

Premiums in force are an indicator of future  written  premium  trends.  Inforce premiums are the total  estimated  annual premiums of all policies in force at a point in time.  Total inforce premiums have decreased by 12.7% to $165.6 million compared  to last  year.  This has  resulted  in a  decrease  in direct  written premiums,  especially in California, which we believe is due largely to business lost as a result of premium rate  increases we have been  attempting to receive.
The number of inforce  policies at September  30, 2001 has also dropped by 25.2%
from the same period last year.

As  compared to the low level  reinsurance  agreement  that  expired on June 30,
2000,  the new  reinsurance  agreements  result in  higher  net  earned  premium revenues, as we retain more of the premium dollars, but also lead to our keeping more of the incurred losses.  This resulted in a higher loss and loss adjustment expense,  or LAE,  ratio as the percentage  increase in the additional  incurred losses was  greater  than the  percentage  increase in the  additional  premiums retained.  The effect on the  balance  sheet of the new  reinsurance  agreements compared to the low level agreements will eventually result in a lower amount of reinsurance recoverables,  and due to the length of time that it typically takes to fully pay a claim,  we should see an increase in future  operating  cash flow and amounts available to be invested.

Professional  Fees  decreased $1.2 million or 15.1% due primarily to the closing of our affiliated  medical groups in Texas and Arizona during 2000 and decreased fee for service revenue in Las Vegas.

Investment and Other Revenues decreased $1.0 million or 18.4% due primarily to a decrease in the average  investment  yield  offset by an increase in the average invested balance during the period.

Medical  Expenses  increased  $13.8 million or 7.2%.  Medical  expenses for 2001 include charges of $10.3 million for premium deficiency medical and $600,000 for the write  down of a medical  related  receivable.  See Note 2 to the  Condensed
Consolidated  Financial Statements for a discussion of these charges.  Excluding these items for 2001,  medical  expenses  increased $2.9 million or 1.5% and the
Medical Care Ratio  (medical  expenses as a percentage  of medical  premiums and professional fees) decreased from 83.3% to 82.1%.  Excluding the items above and the premium deficiency utilization of $7.1 million for 2001 and $1.6 million for
2000, the Medical Care Ratio  increased from 84.0% to 85.1%.  This is due to the increase in the Medical  Care Ratio in Texas of almost 10%.  The Nevada  Medical
Care Ratio decreased slightly.  The decrease in the Nevada ratio is due to price increases in excess of cost increases  offset by an increase in Medicare members as a percentage of fully insured members.  The cost of providing medical care to
Medicare  members  generally  requires  a  greater  percentage  of the  premiums received.

Military  Contract  Expenses  decreased $16.3 million or 16.3%.  The decrease is consistent with the decrease in revenues discussed previously. Military Contract
Expenses consist primarily of health care delivery  expenses and  administrative service expenses and represent the costs to provide managed health care services to eligible  beneficiaries in accordance with Sierra's TRICARE  contract.  Under the contract,  Sierra Military Health Services,  Inc., or SMHS,  provides health care  services to  approximately  643,300  dependents  of active  duty  military personnel and military retirees and their dependents under the age of 65 through subcontractor  partnerships  and  individual  providers.  Health  care costs are recorded in the period when  services  are  provided to eligible  beneficiaries, including  estimates  for  provider  costs,  which  have been  incurred  but not reported to us. Also,  included in military contract expenses are costs incurred to perform  specific  administrative  services,  such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary. These administrative  services  are  performed  for active duty  personnel  and family members as well as retired military families.

Specialty Product Expenses  increased $8.5 million or 20.3%.  Expenses increased
in  the   workers'   compensation   insurance   segment  by  $9.6   million  and
administrative services expense decreased by $1.1 million.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

o    Approximately $7.0 million in additional loss and loss adjustment expenses, or LAE,  related  primarily to the increase in net earned  premiums in 2001 compared to 2000.
o    We  recorded a lower loss and LAE ratio in the third  quarter  for the 2001 accident year, which resulted in a decrease of approximately  $1.2 million.
     The  reduction  in the loss  ratio was due to the  composite  premium  rate increases obtained on new and renewal business.
o    In the third  quarter of 2001, we recorded $1.5 million of net adverse loss development for prior accident years,  primarily for accident years 1996 to
     1998,  compared to net  positive  development  of $500,000  recorded in the third quarter of 2000,  primarily for accident years 1997 and 1998. The net adverse  development  recorded in 2001 was largely  attributable  to higher costs per claim,  or claim severity,  in California.  Higher claim severity has had a negative impact on the entire  California  workers'  compensation industry.
o    A net increase in underwriting expenses, policyholders' dividends and other operating expenses of $1.8 million related primarily to the increase in net earned premiums.

The net adverse loss  development  on prior  accident years included those years that were  covered by our low level  reinsurance  agreement.  This results in an increase in the reinsurance recoverable balance which is then reduced by amounts collectable  from  reinsurers.  Net  reinsurance  recoverable  decreased by $2.0 million in the third quarter of 2001 and increased by $14.7 million in the third quarter of 2000.

Under our low level reinsurance agreement,  we reinsure 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under  this  agreement  is
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000 and less than $500,000. This agreement terminated on June 30, 2001 on a cut-off basis. We already had an existing excess of loss  reinsurance  agreement that covered 100% of the losses above $500,000. The latter reinsurance agreement is a fixed rate  multi-year  contract  that will expire  December 31, 2002.  The termination of the low level  agreement will result in our keeping more retained losses and LAE.  However,  our  California  premium rates have been  increasing, which we believe will largely  mitigate the loss of this  favorable  reinsurance protection.  The premium rate increases on policies renewed in California during the third quarter of 2001 were approximately 33%.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 105.5% compared to 104.4% for 2000. The increase was primarily due to prior year adverse  development  recorded  during the third quarter of 2001.

General,  Administrative  and Marketing  Expenses,  or G&A,  increased  $3.9 million or 11.4%.  As a percentage of revenues,  G&A  expenses were 10.2% in
2001 compared to 9.1% for 2000.  The 2000 G&A  expenses,  as a percentage of revenue,  was  significantly  lower  due to the  true-up  of  military  contract revenues in the third  quarter of 2000 as  previously  discussed.  Excluding the true-up adjustment, G&A expenses increased primarily due to Texas settlement costs and, to a lesser  extent,  due to  increases in  depreciation  expense and advertising and other related costs. As a percentage of medical premium revenue,
G&A expenses were 16.6% compared to 15.5% in 2000. Excluding the utilization of premium  deficiency  reserves for maintenance  costs of $148,000 for 2001 and
$384,000  for 2000,  G&A  expenses  increased  $3.7 million or 10.6% for the period due to the items described above.

Asset Impairment  Restructuring,  Reorganization and Other Costs of $6.6 million were recorded in 2001. As part of the Company's plan to exit Texas, as discussed in Note 2 of the  Notes to  Condensed  Consolidated  Financial  Statements,  the
Company  recorded  $1.6  million  to write  down  certain  Texas  furniture  and equipment,  $2.0 million in lease and other  termination  costs, $1.8 million in legal and  restitution  costs,  $600,000 in various other exit related costs and
$570,000 in premium deficiency maintenance.

Interest  Expense and Other,  Net decreased $2.3 million or 37.4%, due primarily to a decrease in the average balance of outstanding debt during the period which was offset by an increase in the weighted average cost of borrowing. Our average revolving  credit  facility  balance  was $43  million in 2001  compared to $185 million in 2000.  Our average  interest rate on the revolving  credit  facility, including the amortization of deferred financing fees and our interest rate swap agreement,  was 11.7% in 2001  compared to 10.5% in 2000.  Our average  interest rate on the revolving  credit  facility,  excluding the amortization of deferred financing  fees and our interest rate swap  agreement was 7.59% in 2001 compared to 10.29% in 2000. The decrease was offset by an increase in interest expense of
$2.3  million  related  to the net  financing  obligations  associated  with the sale-leaseback transaction that was completed in December 2000.

Provision for Income Taxes was recorded as a benefit of $3.8 million compared to a $1.3 million tax expense in 2000 with an effective tax rate of 33.5%  compared to 32.2% for 2000.  Our ongoing  effective  tax rate is less than the  statutory rate due to tax preferred investments offset by state income taxes.

RESULTS OF OPERATIONS,  NINE MONTHS ENDED  SEPTEMBER 30, 2001,  COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 2000.

Medical  Premiums  increased  $300,000 or .1%. The  increase in premium  revenue reflects an 8.4%  increase in  Medicare  member  months (the number of months of each year that an individual  is enrolled in a plan) offset by a 16.4%  decrease in  commercial  member  months.  The  decrease in  commercial  member  months is primarily  related to the sale of our Houston HMO  membership  during the fourth quarter of 2000.  Excluding the Texas  operations,  premium revenue increased by
$44.2 million or 9.2%,  commercial  member months increased by 5.1% and Medicare
member  months   increased  by  7.6%.  The  growth  in  Medicare  member  months contributes  significantly  to increases in premium revenues as the Medicare per member  premium  rates are over three times  higher than the average  commercial premium rate.  The average  commercial  rate increases in 2001 on renewed groups are  approximately  8% in Las  Vegas.  Our  managed  indemnity  rates  increased approximately 11.3% and Medicare rates increased  approximately 3.9%, of which a portion is attributable to additional member benefits.

We market our HMO and managed indemnity insurance products primarily to employer groups, labor unions and individuals enrolled in Medicare,  through our internal
sales  personnel  and  independent   insurance  brokers.   Our  brokers  receive
commissions  based on the premiums received from each group. Our agreements with our  member  groups are  usually  for  twelve  months and are  subject to annual renewal. For the period ended September 30, 2001, our ten largest commercial HMO employer  groups were, in the  aggregate,  responsible  for less than 10% of our total revenues.  Although none of the employer groups accounted for more than 2%
of  total  revenues  for  that  period,  the  loss of one or more of the  larger employer groups could, if not replaced with similar membership,  have a material adverse effect on our business.

Military  Contract  Revenues  increased  $17.0 million or 7.1%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly offset by increased military contract expenses.  The change orders recently  implemented include a prescription drug program for beneficiaries over age 65 and the waiver of co-payments  for active duty family  members.  Military contract  revenue is recorded  based on the  contract  price as agreed to by the federal government,  adjusted for certain provisions based on actual experience.
In addition,  we record  revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract.

Specialty Product Revenues  increased $36.9 million or 37.3%.  Revenue increased in the  workers'  compensation  insurance  segment by $37.9  million,  which was offset by a slight decrease in administrative services revenue of $1.0 million.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased by 6.5% due primarily to a 29%
decrease in premium  production  that was partially  offset by a 32% increase in composite premium rates.  Ceded reinsurance  premiums  decreased by 79.4% due to the expiration of our low level  reinsurance  agreement on June 30, 2000 and new lower cost reinsurance agreements.

As  compared to the low level  reinsurance  agreement  that  expired on June 30,
2000,  the new  reinsurance  agreements  result in  higher  net  earned  premium revenues, as we retain more of the premium dollars, but also lead to our keeping more of the incurred losses.  This resulted in a higher loss and loss adjustment expense,  or LAE,  ratio as the percentage  increase in the additional  incurred losses was  greater  than the  percentage  increase in the  additional  premiums retained.  The effect on the  balance  sheet of the new  reinsurance  agreements compared to the low level agreements will eventually result in a lower amount of reinsurance recoverables,  and due to the length of time that it typically takes to fully pay a claim,  we should see an increase in future  operating  cash flow and amounts available to be invested.

Professional  Fees  decreased $6.9 million or 23.8% due primarily to the closing of our affiliated medical groups in Texas and Arizona during 2000.

Investment and Other  Revenues  increased $1.1 million or 7.2%, due primarily to an  increase  in the  average  invested  balance  during the period  offset by a decrease in the average investment yield and net gains on sale of investments of
$.2 million in 2001 versus net losses on the sale of  investments of $.9 million in 2000.

Medical Expenses  decreased $51.0 million or 8.1%.  Included in medical expenses for 2000 are charges of $30.5  million for reserve  strengthening  primarily for adverse development  related to prior periods' medical claims,  $15.5 million of premium  deficiency  and $10.2  million of other  non-recurring  medical  costs.
Medical  expenses  for  2001  include  charges  of  $10.3  million  for  premium deficiency medical,  $600,000 for the write down of a medical related receivable and a $7.8 million  reclassification from premium deficiency maintenance reserve to premium deficiency medical reserve. See Note 2 to the Condensed  Consolidated
Financial  Statements  for a  discussion  of the charges  and  reclassification.
Excluding these items for both 2001 and 2000,  medical expenses  decreased $13.5 million or 2.4% and the Medical Care Ratio (medical  expenses as a percentage of medical premiums and professional fees) decreased from 83.4% to 82.2%. Excluding the items above and the premium deficiency utilization of $14.1 million for 2001 and $16.4  million for 2000,  the  Medical  Care Ratio  decreased  from 85.8% to
84.3%.  The  improvement  is primarily due to the closing and sale of operations with higher medical care ratios in Texas and rural Nevada and price increases in excess of cost  increases.  Offsetting some of the improvement in the ratios was an increase in Medicare  members as a percentage of fully insured  members.  The cost of providing medical care to Medicare members generally  requires a greater percentage of the premiums received.

Military  Contract  Expenses  increased  $17.5 million or 7.5%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
Under the contract,  SMHS provides health care services to approximately 643,300 dependents  of active duty military  personnel  and military  retirees and their dependents under the age of 65 through subcontractor partnerships and individual providers.  Health  care costs are  recorded  in the period  when  services  are provided to eligible  beneficiaries,  including  estimates  for provider  costs, which have been  incurred  but not  reported to us.  Also,  included in military
contract  expenses  are  costs  incurred  to  perform  specific   administrative
services,  such as  health  care  appointment  scheduling,  enrollment,  network management  and health  care  advice  line  services,  and other  administrative functions of the military health care subsidiary.  These administrative services are  performed for active duty  personnel and family  members as well as retired military families.

Specialty Product Expenses increased $24.2 million or 20.9%.  Expenses increased
in  the  workers'   compensation   insurance   segment  by  $26.4   million  and
administrative services expense decreased by $2.2 million.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

     o    Approximately  $26.2 million in additional loss and LAE related to the increase in net earned premiums in 2001 compared to 2000.
     o    In 2001, we recorded $7.3 million of net adverse loss  development for prior accident years,  primarily 1996 to 1998, compared to net adverse loss  development  of $20.2  million  recorded in 2000,  primarily for accident years 1996 to 1999. The net adverse development  recorded was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.
     o    We established a higher loss and LAE ratio for the 2001 accident year, which has resulted in an increase of approximately  $7.0 million.  The majority of the  increase is due to the  termination  of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies  effective after that date and a higher amount of net incurred loss and LAE.
     o    A net increase in underwriting expenses,  policyholders' dividends and other  operating  expenses of $6.1  million  related  primarily to the increase in net earned premiums.

The net adverse loss  development  on prior  accident years included those years that were  covered by our low level  reinsurance  agreement.  This results in an increase in the reinsurance recoverable balance which is then reduced by amounts collectable  from  reinsurers.  Net  reinsurance  recoverable  increased by $8.6 million in 2001 and $73.7 million in 2000.

Under our low level reinsurance agreement,  we reinsure 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under  this  agreement  is
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000, when we executed an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000 and less than $500,000. This agreement terminated on June 30, 2001 on a cut-off basis. We already had an existing excess of loss  reinsurance  agreement that covered 100% of the losses above $500,000. The latter reinsurance agreement is a fixed rate  multi-year  contract  that will expire  December 31, 2002.  The termination of the low level  agreement will result in our keeping more retained losses and LAE.  However,  our  California  premium rates have been  increasing, which we believe will largely  mitigate the loss of this  favorable  reinsurance protection.  The premium rate increases on policies renewed in California during the first nine months of 2001 were approximately 40%.

The combined  ratio is a measurement of  underwriting  profit or loss and is the sum of the loss and LAE ratio,  underwriting  expense  ratio and  policyholders'
dividend  ratio. A combined  ratio of less than 100%  indicates an  underwriting profit.  Our combined ratio was 106.0% compared to 120.9% for 2000. The decrease was primarily due to  significantly  higher prior year adverse loss  development recorded during 2000.  Excluding  adverse loss  development,  the combined ratio would have been  100.3% for 2001 and 102.1% for 2000.  The  increase in the loss and LAE ratio  was  primarily  due to the run off of the low  level  reinsurance
which  is  resulting  in  our  retaining  more  of  the  incurred  losses.   The
underwriting expense ratio decreased primarily due to higher retained net earned premiums.

General,  Administrative  and Marketing  Expenses,  or G&A,  increased  $6.1 million or 5.9%.  As a percentage  of revenues,  G&A  expenses for 2001 were
10.0%  compared to 9.9% for 2000.  As a percentage of medical  premium  revenue,
G&A  expenses were 16.6%  compared to 15.7%.  Excluding the  utilization  of premium  deficiency  reserves for maintenance costs of $1.5 million for 2001 and
$9.4 million for 2000,  G&A expenses  decreased $1.8 million or 1.6% for the period.  The $1.8 million  decrease was primarily  attributable to a decrease in payroll  costs.  Much  of  the  payroll  cost  savings  is due  to  cost  saving initiatives  consisting  of the  restructuring  of our Texas HMO  operations  by consolidating certain functions with our existing operations in Las Vegas.

Asset Impairment, Restructuring, Reorganization and Other Costs were recorded in
2000 as described in Note 2 to the Condensed  Consolidated Financial Statements.
During the second quarter of 2001, management revised their estimates of premium deficiency  reserves and  reclassified  $7.8  million  from  premium  deficiency maintenance  reserve to premium  deficiency  medical  reserve.  During the third quarter  of  2001,  as part of the  Company's  plan to exit  Texas  the  Company recorded $1.6 million to write down certain Texas furniture and equipment,  $2.0 million  in lease  and  other  termination  costs,  $1.8  million  in legal  and restitution costs,  $600,000 in various other exit related costs and $570,000 in premium deficiency maintenance.

Interest  Expense  and Other,  Net  decreased  $2.3  million or 13.7%.  Interest expense related to the revolving credit facility decreased $8.0 million due to a decrease in the average balance of outstanding  debt during the period offset by an increase in the weighted  average cost of  borrowing.  Our average  revolving credit  facility  balance  was $67 million in 2001  compared to $183  million in
2000. Our average interest rate on the revolving credit facility,  including the amortization  of deferred  financing fees and our interest rate swap  agreement, was 10.6% in 2001  compared to 9.7% in 2000.  Our average  interest  rate on the revolving credit facility, excluding the amortization of deferred financing fees and our  interest  rate swap  agreement  was 8.53% in 2001  compared to 9.49% in
2000. CII debenture interest  decreased by $1.5 million in 2001,  primarily as a result of the  restructuring of the debentures.  The decreases were offset by an increase  in  interest  expense of $7.2  million  related  to the net  financing obligations associated with the sale-leaseback transaction that was completed in
December 2000.

Provision for Income Taxes was a benefit of $782,000 compared to a $75.5 million benefit in 2000.  The effective  tax rate was 33.5%  compared to 27.2% for 2000.
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

LIQUIDITY AND CAPITAL RESOURCES

We had cash  in-flows  from  operating  activities of $72.7 million for the nine months ended  September 30, 2001 compared to cash out-flows of $30.5 million for
2000. The improvement  over 2000 is primarily  attributable to collections  from outstanding military accounts receivable, timing of capitation payments from the
Centers for Medicare and Medicaid Services, and reinsurance recoveries.

SMHS receives  monthly cash payments  equivalent  to  one-twelfth  of its annual contractual  price with the  Department of Defense,  or DoD. SMHS accrues health care  revenue on a monthly  basis for any monies  owed  above its  monthly  cash receipts based on the number of at-risk eligible  beneficiaries and the level of military direct care system  utilization.  The contractual bid price adjustment, or BPA, process serves to adjust the DoD's monthly payments to SMHS, because the payments are based in part on  prospective  data  estimates for the  beneficiary population and beneficiary  population baseline health care cost,  inflation and military direct care system utilization. As actual information becomes available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months.  In addition,  SMHS accrues change order revenue for DoD directed contract changes. Our business and cash flows  could be  adversely  affected if the timing or amount of the BPA and change order reimbursements vary significantly from our expectations. SMHS is in the process of finalizing a financing  arrangement  on a portion of its accounts receivable  balance  in order to improve  the  availability  of cash.  The total military accounts receivable balance was $34.7 million as of September 30, 2001.

Cash used for investing  activities during 2001 included $5.4 million in capital expenditures  offset by proceeds of $12.0  million for  property  and  equipment dispositions  including  a portion  of the  sale-leaseback  properties.  The net change in investments for the period was $600,000 as investments  were purchased with cash from operations.

Cash used for financing activities included net payments of $41.0 million on the revolving  credit  facility,  $27.3 million for reductions of  debentures,  $9.9 million decrease in net financing obligations, and an additional $4.3 million in payments on other outstanding debt and capital leases.

Revolving Credit Facility

Our revolving credit facility balance decreased from $135 million to $94 million during the nine month period.  The balance is reflected as long-term  debt since no portion of the  outstanding  balance is due in the next  twelve  months.  The revolving credit facility commitment was $121.1 million as of September 30, 2001 and will  decrease by $3.0 million on December 31, 2001 and an  additional  $6.0 million on June 30,  2002.  Interest  under the  revolving  credit  facility  is variable and is based on Bank of America's "prime rate" plus a margin.  The rate was 7.125% at September 30, 2001,  which is a  combination  of the prime rate of
6.00% plus a margin of 1.125%.  The margin can  fluctuate in the future based on our completing  certain  transactions and meeting certain  financial  ratios. To mitigate the risk of interest rate fluctuation on the revolving credit facility, of the  outstanding  balance,  $25 million is covered by an  interest-rate  swap agreement.  The impact of the swap  agreement  is not expected to be material to our results of  operations.  The average  cost of  borrowing  on this  revolving credit facility for 2001,  including the impact of the  amortization of deferred financing fees and the interest-rate swap agreement, was 10.6%.

Debentures

CII Financial,  Inc. had approximately $47.1 million of Subordinated  Debentures outstanding that were due on September 15, 2001. These  Subordinated  Debentures
were neither assumed nor guaranteed by Sierra and were  subordinated to Sierra's credit  facility  debt. In December  2000,  CII Financial  commenced an offer to exchange the Subordinated  Debentures for cash and/or new debentures.  On May 7,
2001,  CII  Financial  closed  its  exchange  offer  on  $42.1  million  of  its outstanding  Subordinated  Debentures.  CII Financial purchased $27.1 million in principal amount of Subordinated Debentures for $20.0 million in cash and issued
$15.0  million in new 9 1/2% senior  debentures,  due  September  15,  2004,  in exchange for $15.0 million in Subordinated Debentures.

In September  2001,  the  California  Department  of Insurance  gave approval to
California Indemnity,  one of CII Financial's insurance  subsidiaries,  to pay a dividend of $5.0 million to CII Financial. CII Financial used these funds to pay the remaining $5.0 million in Subordinated Debentures at maturity.

The new 9 1/2% senior  debentures pay interest,  which is due  semi-annually  on
March 15 and September 15 of each year,  commencing  on September 15, 2001.  The new 9 1/2% senior  debentures rank senior to outstanding  notes payable from CII
Financial to Sierra and CII Financial's  guarantee of Sierra's  revolving credit facility.  The new 9 1/2% senior  debentures may be redeemed by CII Financial at any time at premiums  starting  at 110% and  declining  to 100% for  redemptions after April 1, 2004. In the event of a change in control of CII  Financial,  the holders of the new 9 1/2%  senior  debentures  may  require  that CII  Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

CII Financial  expects to service the new 9 1/2% senior  debentures  from future cash  flows,  primarily  from  dividends  that  will be paid by their  insurance subsidiaries from their future earnings.

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various states  totaling $25.4 million at September 30, 2001. The HMO and  insurance  subsidiaries  must also meet  requirements  to maintain  minimum stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction with the  Kaiser-Texas  acquisition,  Texas Health Choice,  L.C., or
TXHC,  entered into a letter  agreement  with the Texas  Department of Insurance whereby  TXHC  agreed to maintain a net worth of $20.0  million,  on a statutory basis,  until certain income levels are achieved.  In conjunction  with the exit from the Texas healthcare  market,  the Texas Department of Insurance approved a plan of withdrawal  and TXHC is now required to maintain  deposits and net worth
of  $3.5  million.   We  believe  we  are  in  compliance  with  our  regulatory requirements in all material respects.

Of the $159.7 million in cash and cash  equivalents  held at September 30, 2001,
$126.2  million  was  designated  for use  only by the  regulated  subsidiaries.
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

Recent Events

We are not aware of any direct  losses that may have occurred as a result of the events of  September  11,  2001 or the  subsequent  anthrax  incidents.  We have reviewed the financial  strength ratings of our primary  reinsurers with certain rating  agencies  subsequent  to the events of September  11,  2001.  The rating agencies  have  either  affirmed  or left the  ratings  unchanged  on all of our primary  reinsurers.  As a result,  we do not  expect to incur any losses on our reinsurance contracts as a result of the events of September 11, 2001.

The events of  September  11, 2001  impacted the United  States  economy and has impacted the amount of visitors traveling by air into Las Vegas.  Certain of the gaming properties that operate in Las Vegas have announced work force reductions as a result of the reduced visitors.  Only 13%, or approximately  22,000, of our
Nevada HMO membership  come from gaming  accounts and between  September 1, 2001 and  November  1, 2001,  we have only  experienced  reductions  of less than 100 members  from our  gaming  accounts.  While the Las  Vegas  visitor  volume  has increased  significantly since the events of September 11, 2001, there can be no assurance  that it will return to its  historical  levels prior to the events of
September  11,  2001  nor  that we will  not be  impacted  by  further  economic deterioration.  We believe that in a slowing  economy,  where  medical costs are rising,  our healthcare  products that help manage costs and coordinate care may become more attractive as companies strive to manage their benefit costs.

Other

We have a 2001 capital budget of $18 million as limited by our revolving  credit facility.  The planned  expenditures  are primarily for the expansion of clinics and other leased  facilities,  the purchase of computer  hardware and  software, furniture  and equipment and other normal  capital  requirements.  Our liquidity needs over the next 12 months will primarily be for capital items,  expansion of our operations,  debt service and funding of the run-out of the Texas healthcare operations.  We believe that our existing working  capital,  operating cash flow and, if necessary,  cash flow from equipment  leasing,  divestitures  of certain non-core assets and amounts available under our revolving credit facility should be sufficient to fund our capital  expenditures and debt service.  Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity  needs on a long-term basis.

Membership

         Our membership at September 30, 2001 and 2000 was as follows:

                                                                          Number of Members at September 30
                                                                             2001                    2000

HMO
  Commercial (1)..............................................              219,100                  244,900
  Medicare (2)  (3)...........................................               59,400                   53,000
  Medicaid....................................................               23,500                   13,300
Managed Indemnity.............................................               29,300                   31,100
Medicare Supplement...........................................               25,000                   28,300
Administrative Services.......................................              299,100                  282,900
TRICARE Eligibles.............................................              643,300                  617,700
                                                                          ---------                ---------
Total Members.................................................            1,298,700                1,271,200
                                                                          =========                =========

(1)  The number of  commercial  members at September  30, 2000  includes  25,000 members associated with the discontinued operations in Houston, Texas.

(2)  The number of Medicare members at September 30, 2000 includes 5,300 members associated with the discontinued operations in Houston, Texas.

(3)  The 2001 Medicare  membership  does not include 5,400 Houston  members that the Company ceded to AmCare Health Plans of Texas, Inc. under a reinsurance agreement on December 1, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of  September  30, 2001,  unrealized  holding  losses on  available  for sale investments  have  decreased  by $3.2  million  since 2000 due  primarily  to an increase  in the  market  value of bonds.  We  believe  that  changes  in market interest rates, resulting in unrealized holding gains or losses, should not have a material  impact on future  earnings or cash flows as it is  unlikely  that we would need or choose to substantially liquidate our investment portfolio.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation  includes claims of medical  malpractice,  claims for coverage or payment for medical  services  rendered to HMO members and claims by providers for payment for medical  services  rendered to HMO and other  members.
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

          (b)  Reports on Form 8-K

               Current  Report on Form 8-K,  dated  September 7, 2001,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference on September 13, 2001.

               Current  Report on Form 8-K,  dated  October  3,  2001,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement of the Company's plans to exit the Texas  healthcare market.

               Current  Report on Form 8-K,  dated  October 26,  2001,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference on October 30, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    SIERRA HEALTH SERVICES, INC.
                                            (Registrant)

Date:  November 13, 2001            /S/ PAUL H. PALMER
                                    Paul H. Palmer
                                    Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)