Form 10-Q/A
period 2001-09-30
SIERRA HEALTH SERVICES INC
filed 2002-02-28
CIK 754009

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A
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

            FORM 10-Q/A FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                    INDEX
                                                                                                           Page No.
                                                                                                           --------

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    September 30, 2001 and December 31, 2000.................................................    3

                  Condensed Consolidated Statements of Operations -
                    three and nine months ended September 30, 2001 and 2000..................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    nine months ended September 30, 2001 and 2000............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   13

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   22

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS
                                                                                        September 30           December 31
                                                                                             2001                 2000
                                                                                             ----                 ----
                                                                                        (Unaudited)
Current Assets:
     Cash and Cash Equivalents..............................................             $  147,695           $  157,564
     Investments............................................................                214,212              206,935
     Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $14,603; 2000 - $14,895)..........................                 25,390               26,661
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2001 - $1,316; 2000 - $1,212)............................                 34,723               71,390
     Current Portion of Deferred Tax Asset..................................                 49,320               46,702
     Current Portion of Reinsurance Recoverable.............................                 88,889               91,477
     Prepaid Expenses and Other Current Assets..............................                 40,280               30,912
     Assets Held for Sale...................................................                                       3,458
     Assets of Discontinued Operations......................................                 42,207               36,192
                                                                                          ---------            ---------
         Total Current Assets...............................................                642,716              671,291

Property And Equipment, Net.................................................                147,042              171,032
Long-Term Investments.......................................................                  9,277               18,093
Restricted Cash And Investments.............................................                 26,122               24,461
Reinsurance Recoverable, Net of Current Portion.............................                171,074              160,227
Deferred Tax Asset, Net of Current Portion..................................                 63,329               68,253
Other Assets................................................................                 56,640               51,743
                                                                                          ---------            ---------
TOTAL ASSETS................................................................             $1,116,200           $1,165,100
                                                                                          =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Liabilities..................................             $   77,466           $   92,923
  Medical Claims Payable....................................................                 77,568               74,404
  Current Portion of Reserve for Losses and Loss Adjustment Expense.........                147,351              134,676
  Unearned Premium Revenue..................................................                 51,146               41,499
  Military Health Care Payable..............................................                 85,239               84,859
  Current Portion of Long-term Debt.........................................                  2,754               53,993
  Liabilities of Discontinued Operations....................................                103,586              110,620
                                                                                          ---------            ---------
         Total Current Liabilities..........................................                545,110              592,974

Reserve For Losses And
  Loss Adjustment Expense, Net of Current Portion...........................                263,258              239,878
Long-Term Debt, Net of Current Portion......................................                194,195              224,970
Other Liabilities ..........................................................                 19,348               16,805
                                                                                          ---------            ---------
TOTAL LIABILITIES...........................................................              1,021,911            1,074,627
                                                                                          ---------            ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000
       Shares Authorized; Shares Issued:  2001 - 29,403; 2000 - 28,815......                    147                 144
  Additional Paid-in Capital................................................                179,670              177,493
  Treasury Stock; 2001 and 2000 - 1,523 Common Stock Shares.................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss......................................                 (2,477)              (5,667)
  Accumulated Deficit.......................................................                (60,262)             (58,708)
                                                                                          ---------            ---------
         Total Stockholders' Equity.........................................                 94,289               90,473
                                                                                          ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,116,200           $1,165,100
                                                                                          =========            =========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30                      September 30
                                                               2001             2000              2001             2000
                                                               ----             ----              ----             ----
Operating Revenues:
....Medical Premiums..................................        $184,402         $160,309          $522,806        $ 478,594
   Military Contract Revenues........................          85,499          101,259           255,497          238,514
   Specialty Product Revenues........................          49,447           40,766           135,774           98,880
   Professional Fees.................................           6,981            7,580            22,056           26,202
   Investment and Other Revenues.....................           4,525            5,386            16,276           16,929
                                                              -------          -------           -------         --------
         Total.......................................         330,854          315,300           952,409          859,119
                                                              -------          -------           -------         --------

Operating Expenses:
   Medical Expenses (Note 2).........................         156,307          138,374           443,595          441,121
   Military Contract Expenses........................          83,561           99,889           250,332          232,872
   Specialty Product Expenses........................          50,144           41,671           139,570          115,403
   General, Administrative and Marketing Expenses....          30,084           25,263            86,701           79,497
   Asset Impairment, Restructuring, Reorganization
        and Other Costs (Note 3).....................                                                              33,836
                                                              -------          -------           -------         --------
         Total ......................................         320,096          305,197           920,198          902,729
                                                              -------          -------           -------         --------

Operating Income (Loss)..............................          10,758           10,103            32,211          (43,610)

Interest Expense and Other, Net  ....................          (3,888)          (4,854)          (14,450)         (13,809)
                                                              -------          -------           -------         --------

Income (Loss) from Continuing Operations Before Taxes           6,870            5,249            17,761          (57,419)

Income Tax (Provision) Benefit.......................          (2,298)          (1,708)           (5,946)          14,803
                                                              -------          -------           --------        --------

Net Income (Loss) from Continuing Operations.........           4,572            3,541            11,815          (42,616)

Loss from Discontinued Operations (Note 4)...........         (12,126)            (872)          (13,369)        (159,876)
                                                              -------          -------           -------         --------

Net (Loss) Income....................................        $ (7,554)        $  2,669          $ (1,554)       $(202,492)
                                                              =======          =======           =======         ========

Earnings per Common Share:
-------------------------
Net Income (Loss) from Continuing Operations.........          $ .16             $ .13             $ .43           $(1.57)
Loss from Discontinued Operations....................           (.43)             (.03)             (.49)           (5.90)
                                                                ----              ----              ----            -----
   Net (Loss) Income.................................          $(.27)            $ .10             $(.06)          $(7.47)
                                                                ====              ====              ====            =====

Earnings per Common Share Assuming Dilution:
-------------------------------------------
Net Income (Loss) from Continuing Operations.........          $ .16             $ .13             $ .42           $(1.57)
Loss from Discontinued Operations....................           (.42)             (.03)             (.47)           (5.90)
                                                                ----              ----              ----            -----
   Net (Loss) Income.................................          $(.26)            $ .10             $(.05)          $(7.47)
                                                                ====              ====              ====            =====

Weighted Average Common Shares Outstanding...........          27,851           27,248            27,619           27,092

Weighted Average Common Shares Outstanding
   Assuming Dilution.................................          29,270           27,250            28,316           27,092

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                      Nine Months Ended September 30
                                                                                           2001               2000
                                                                                           ----               ----

Cash Flows From Operating Activities:
   Net Loss................................................................              $ (1,554)          $(202,492)
   Adjustments to Reconcile Net Loss to Net Cash
       Provided by (Used for) Operating Activities:
          Loss from Discontinued Operations................................                13,369             159,876
          Provision for Asset Impairment and Other Charges.................                                    39,079
          Depreciation and Amortization....................................                18,439              19,373
          Provision for Doubtful Accounts..................................                 1,899               2,014
          Loss on Property and Equipment Dispositions......................                 2,399
   Changes in Assets and Liabilities.......................................                55,452             (67,137)
                                                                                          -------             -------
       Net Cash Provided by (Used for) Operating Activities ...............                90,004             (49,287)
                                                                                          -------             -------

Cash Flows From Investing Activities:
   Capital Expenditures, Net of Dispositions...............................                 7,215             (11,774)
   Changes in Investments..................................................                  (839)             23,435
                                                                                          -------            --------
       Net Cash Provided by Investing Activities...........................                 6,376              11,661
                                                                                          -------            --------

Cash Flows From Financing Activities:
   Proceeds from Borrowings................................................                                    25,000
   Payments on Debt and Capital Leases.....................................               (82,015)             (6,566)
   Issuance of Stock in Connection with Stock Plans........................                 2,180               1,572
                                                                                          -------            --------
       Net Cash (Used for) Provided by Financing Activities................               (79,835)             20,006
                                                                                          -------            --------

Cash (Used for) Provided by Discontinued Operations........................               (26,414)             22,075
                                                                                          -------            --------

Net (Decrease) Increase In Cash and Cash Equivalents.......................                (9,869)              4,455

Cash and Cash Equivalents at Beginning of Period...........................               157,564              53,867
                                                                                          -------            --------

Cash and Cash Equivalents at End Of Period.................................              $147,695           $  58,322
                                                                                          =======            ========

Supplemental Condensed Consolidated Continuing Operations                                Nine Months Ended September 30
  Statements of Cash Flows Information:                                                     2001                2000
------------------------------------------------------------------------                    ----                ----
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................               $14,423             $17,529
Net Cash Paid (Received) During the Period for Income Taxes................                   376             (10,538)

Non-cash Investing and Financing Activities:
   Note Received for Sale of Investment....................................                                     3,700
   Debentures exchanged....................................................                19,692

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

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

2.   Certain Medical Expenses

     Included in reported  medical  expenses for the nine months ended September
     30,  2000,  are  changes in  estimate  charges of $16.5  million of reserve strengthening,  primarily  due to  adverse  development  on prior  periods'
     medical  claims.  In addition,  the Company  recorded $9.5 million of other non-recurring medical costs primarily relating to the write-down of medical subsidiary assets.

3.   Asset Impairment, Restructuring, Reorganization and Other Costs

     The table  below  presents  a summary of asset  impairment,  restructuring,
     reorganization   and  other  cost  activity  for  the  periods   indicated.
     Discontinued Texas healthcare operations are excluded from the table.

                                                               Restructuring
                                                 Asset              and
      (In thousands)                          Impairment      Reorganization        Other          Total
                                              ----------      --------------        -----          -----

      Balance, January 1, 2000...........                                         $ 3,449        $  3,449

      Charges recorded...................       $27,553            $1,983           4,300          33,836
      Cash used..........................                          (1,389)           (302)         (1,691)
      Noncash activity...................       (27,553)                           (3,000)        (30,553)
      Changes in estimate................
                                                -------             -----          ------         -------
      Balance, December 31, 2000.........          -                  594           4,447           5,041

      Charges recorded...................
      Cash used..........................                            (347)                           (347)
      Noncash activity...................
      Changes in estimate................
                                                -------             -----          ------           -----
      Balance, September 30, 2001........      $   -               $  247         $ 4,447        $  4,694
                                                =======            ======          ======         =======

     Asset  impairment  charges  recorded in 2000 were  primarily  for  goodwill related to discontinued  medical providers and other impaired fixed assets.
     The remaining  other costs of $4.4 million are  primarily  related to legal claims.  Management believes that the remaining  reserves,  as of September
     30,  2001,  are  appropriate  and that no revisions  to the  estimates  are necessary at this time.

4.   Discontinued Operations

     Statement of Financial  Accounting  Standards No. 144,  "Accounting for the
     Impairment  or  Disposal  of  Long-Lived  Assets"  ("SFAS  144"),  which is effective  for fiscal years  beginning  after  December 15, 2001 with early adoption  recommended.  The Company has elected to adopt SFAS 144 effective
     January 1, 2001.  During the third quarter of 2001,  the Company  announced its plan to exit the Texas  healthcare  market and received formal approval
     from  the  Texas   Department  of  Insurance  to  withdraw  its  healthcare
     operations  in  mid-October.  The Company will cease  providing  healthcare services  in Texas on April 17,  2002.  In  accordance  with SFAS 144,  the
     Company's   Texas   healthcare   operations   have  been   reclassified  as
     discontinued operations.

     The  following  are  unaudited  condensed  statements  of operations of the discontinued  Texas healthcare  operations:

                                                                Three Months Ended            Nine Months Ended
                                                                    September 30                   September 30
                                                                2001           2000           2001              2000
                                                                ----           ----            ----             ----

      Operating Revenues..................................    $ 45,474        $62,182        $137,744        $ 182,593
                                                               -------         ------         -------         --------

      Medical Expenses....................................      49,042         53,192         136,259          189,752
      General, Administrative and Marketing Expenses......       8,184          9,064          22,766           23,815
      Asset Impairment, Restructuring, Reorganization
         And Other Costs..................................       6,550                         (1,250)         186,604
      Interest Expense and Other, Net.....................         (74)         1,237              66            3,019
                                                               -------         ------         -------         --------

      Loss from Discontinued Operations Before Tax........     (18,228)        (1,311)        (20,097)        (220,597)
      Income Tax Benefit..................................       6,102            439           6,728           60,721
                                                               -------         ------         -------         --------

      Net Loss from Discontinued Operations...............    $(12,126)       $  (872)       $(13,369)       $(159,876)
                                                               =======         ======         =======         ========

     All of the discontinued Texas healthcare operations were designated as part of the "managed care and corporate operations" reporting segment.

     Included in the Texas healthcare  operations  medical expenses for the nine months ended  September 30, 2000 are $14.7  million,  primarily for adverse development on prior periods' medical claims,  and $15.5 million in premium deficiency  medical  expense  related  to  under-performing  markets in the
     Dallas/Ft.  Worth  and  Houston  areas.  The  recorded  premium  deficiency reflected anticipated costs after restructuring and reorganization  actions taken in the first six months of 2000.  During the second  quarter of 2001, management  revised  their  estimates  of premium  deficiency  reserves and reclassified $7.8 million from premium  deficiency  maintenance  reserve to premium deficiency medical reserve.  This reclassification was based on the latest  available  medical cost trends,  which did not become evident until late in the second  quarter of 2001,  and is  reflected  as an  increase in medical  expense and a decrease in general,  administrative  and  marketing expenses on the condensed  statements of operations of  discontinued  Texas healthcare operations.

     Included in the Texas healthcare  operations  general,  administrative  and marketing  expenses  for the nine months ended  September  30, 2000 are the following:  (a) asset  impairment  charges of $126.4  million for  impaired goodwill;  (b) $36.5  million  for  impaired  real  estate and other  fixed assets; (c) $10.4 million for premium deficiency maintenance costs; and (d)
     other restructuring, reorganization and other costs of $13.3 million.

     Throughout  2001,  the Company  continued to focus on making the Dallas/Ft.
     Worth operations  profitable.  Significant premium rate increases were made on renewing membership and during the third quarter the Company embarked on a  recontracting  effort  to  reduce  medical  costs.  It was  during  this recontracting  effort that  unsustainable  cost increases were  identified, including  the fact  that the  operations'  primary  hospital  contract  if renewed,  would be at a  substantially  higher  rate  than  was  previously indicated by the hospital.

     Although  considerable  efforts had been made to achieve  profitability  in
     Texas, it was determined that under the current operating environment,  the
     Company would not be able to turn around the operating results and the best course of action was to exit the market as soon as possible to limit future losses and exposure.  The Company has also received a limited  waiver under its revolving  credit  facility  agreement  for all  covenants  affected by exiting the Texas healthcare market.

     As part of the Company's  plan to exit Texas,  the Company  recorded  $10.6 million for premium  deficiency  medical costs,  $1.6 million to write down certain  Texas  furniture  and  equipment,  $2.0 million in lease and other termination costs, $1.8 million in legal and restitution costs, $500,000 in various  other  exit  related  costs and  $570,000  in  premium  deficiency maintenance.

     The  table  below  presents  a summary  of  discontinued  Texas  healthcare operations' asset impairment, restructuring,  reorganization and other cost activity for the periods indicated.

                                                          Restructuring         Premium
                                             Asset             and            Deficiency
     (In thousands)                       Impairment     Reorganization       Maintenance      Other        Total
                                          ----------     --------------       -----------      -----        -----
     Balance, January 1, 2000........                                          $11,000                   $  11,000

     Charges recorded................     $ 162,937           $11,509           10,358        $1,800       186,604
     Cash used.......................                          (7,754)         (12,080)         (200)      (20,034)
     Noncash activity................      (162,937)                                            (800)     (163,737)
     Changes in estimate.............
                                           --------            ------           ------         -----      --------
     Balance, December 31, 2000......         -                 3,755            9,278           800        13,833

     Charges recorded................         1,600             4,380              570                       6,550
     Cash used.......................                          (2,099)          (1,478)         (800)       (4,377)
     Noncash activity................        (1,600)             (125)                                      (1,725)
     Changes in estimate.............                                           (7,800)                     (7,800)
                                           --------            ------           ------         -----      --------
     Balance, September 30, 2001.....     $   -               $ 5,911          $   570        $  -       $   6,481
                                           ========            ======           ======         =====      ========

     Of the remaining  restructuring and  reorganization  costs of $5.9 million,
     $4.4  million is related to the charges  incurred  in the third  quarter of
     2001 as described  above,  and $1.5  million  remains from the December 31,
     2000  balance and is primarily  related to the cost to provide  malpractice
     insurance  on  our   discontinued   affiliated   medical  group  and  lease
     terminations in Houston. The remaining premium deficiency maintenance costs of $570,000 is an estimate of general and  administrative  costs, in excess of those  covered by  premiums,  that the  Company  expects to be  incurred during the run-out of the Texas healthcare operations.  Management believes that the remaining reserves,  as of September 30, 2001, are appropriate and that no revisions to the estimates are necessary at this time.

     The following are the unaudited  assets and liabilities of the discontinued
     Texas healthcare operations:

                                                                   September 30                 December 31
      (In thousands)                                                   2001                        2000
                                                                       ----                        ----
      ASSETS
      Cash and Cash Equivalents...............................      $  12,040                   $   3,742
      Accounts Receivable, Net................................          2,866                       6,433
      Other Assets............................................          7,214                       4,534
      Property and Equipment, Net.............................         20,087                      21,483
                                                                     --------                    --------
      TOTAL ASSETS............................................         42,207                       36,192
                                                                     --------                    ---------

      LIABILITIES
      Accounts Payable and Other Liabilities..................         15,780                       17,158
      Medical Claims Payable..................................         34,101                       37,892
      Unearned Premium Revenue................................         10,054                        6,874
      Premium Deficiency Reserve..............................          9,788                       14,466
      Mortgage Loan Payable...................................         33,863                       34,230
                                                                     --------                    ---------
      TOTAL LIABILITIES.......................................        103,586                      110,620
                                                                     --------                    ---------

      NET LIABILITIES OF DISCONTINUED OPERATIONS..............      $(61,379)                   $(74,428)
                                                                     ========                    =======

     Property and equipment consists mainly of real estate properties located in
     the  Dallas/Ft.   Worth  metroplex  areas.   Texas  Health  Choice  LLP,  a
     wholly-owned  subsidiary of the Company,  acquired  these  properties  from
     Kaiser Foundation Health Plan of Texas  ("Kaiser-Texas") for $44 million as part of the  acquisition of certain assets of Kaiser-Texas in October 1998.
     In June  2000,  as  part of its  restructuring  and  reorganization  of the
     Dallas/Ft.   Worth  healthcare   operations,   the  Company  announced  its
     intentions  to sell these  properties.  The real estate was written down to its estimated fair value and the Company took an asset impairment charge of
     $27  million.  The  real  estate  is  encumbered  by  a  mortgage  loan  to
     Kaiser-Texas.  The mortgage  loan  balance at September  30, 2001 was $33.9 million. See Note 9, Subsequent Events.

5.   Earnings Per Share:

The following table provides a reconciliation  of basic and diluted earnings per share ("EPS") for continuing operations:

                                                                                           Dilutive
     (In thousands, except per share data)                                 Basic         Stock Options         Diluted
                                                                           -----         -------------         -------
     For the Three Months ended September 30, 2001:
       Income from Continuing Operations                                 $   4,572                          $   4,572
       Shares                                                               27,851           1,419             29,270
       Per Share Amount                                                     $ .16                              $ .16

     For the Three Months ended September 30, 2000:
       Income from Continuing Operations                                 $   3,541                          $   3,541
       Shares                                                               27,248               2             27,250
       Per Share Amount                                                     $ .13                              $ .13

     For the Nine Months ended September 30, 2001:
       Income from Continuing Operations                                  $ 11,815                           $ 11,815
       Shares                                                               27,619             697             28,316
       Per Share Amount                                                     $ .43                              $ .42

     For the Nine Months ended September 30, 2000:
       Loss from Continuing Operations                                    $(42,616)                          $(42,616)
       Shares                                                               27,092                             27,092
       Per Share Amount                                                    $(1.57)                            $(1.57)

Outstanding  stock options were not included in the  computation  of diluted EPS for the nine months ended  September  30, 2000  because  their effect would have been antidilutive.

6.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                        September 30
               (In thousands)                                 2001            2000               2001             2000
                                                              ----            ----               ----             ----
           Net (Loss) Income...........................     $(7,554)         $2,669             $(1,554)       $(202,492)
           Change in Accumulated Other
             Comprehensive Income, Net.................       4,779             921               3,190            4,771
                                                             ------           -----               -----         --------

           Comprehensive (Loss) Income.................     $(2,775)         $3,590              $1,636        $(197,721)
                                                             ======           =====               =====         ========

7.   Segment Reporting

The Company has three  reportable  segments  based on the  products and services offered:  managed  care  and  corporate  operations,  military  health  services operations and workers' compensation operations.  The managed care and corporate segment  includes managed health care services  provided  through HMOs,  managed
indemnity   plans,    third-party    administrative    services   programs   for
employer-funded  health benefit plans,  multi-specialty  medical  groups,  other ancillary  services and  corporate  operations.  Discontinued  Texas  healthcare operations are excluded.  The military  health  services  segment  administers a managed care federal contract for the Department of Defense's TRICARE program in
Region 1. The workers' compensation segment assumes workers' compensation claims risk in return for premium revenues and third party administrative services.

The Company  evaluates each  segment's  performance  based on segment  operating profit. The accounting  policies of the operating segments are the same as those of the consolidated company, except as described in the notes below. Information concerning reportable segments for continuing operations is as follows:

                                                 Managed Care          Military            Workers'
                                                 and Corporate      Health Services      Compensation
     (In thousands)                              Operations           Operations           Operations          Total
                                              ----------------     ----------------    -----------------       -----
Three Months Ended September 30, 2001
Medical Premiums..........................          $ 184,402                                                $184,402
Military Contract Revenues................                              $  85,499                              85,499
Specialty Product Revenues................              1,908                              $ 47,539            49,447
Professional Fees.........................              6,981                                                   6,981
Investment and Other Revenues.............                296                 659             3,570             4,525
                                                    ---------            --------           -------           -------
   Total Revenue..........................          $ 193,587           $  86,158          $ 51,109          $330,854
                                                     ========            ========           =======           =======

Segment Operating Profit..................          $   6,888           $   2,597          $  1,273          $ 10,758
Interest Expense and Other, Net...........             (3,412)                 31              (507)           (3,888)
                                                     --------            --------           -------           -------
Income Before Income Taxes................          $   3,476           $   2,628          $    766          $  6,870
                                                     ========            ========           =======           =======

Three Months Ended September 30, 2000
Medical Premiums..........................          $ 160,309                                                $160,309
Military Contract Revenues................                              $ 101,259                             101,259
Specialty Product Revenues................              2,166                              $ 38,600            40,766
Professional Fees.........................              7,580                                                   7,580
Investment and Other Revenues.............              1,404                 147             3,835             5,386
                                                     --------            --------           -------           -------
   Total Revenue..........................          $ 171,459           $ 101,406          $ 42,435          $315,300
                                                     ========            ========           =======           =======

Segment Operating Profit..................          $   6,256           $   1,518          $  2,329          $ 10,103
Interest Expense and Other, Net...........             (4,074)                (74)             (706)           (4,854)
                                                     --------            --------           -------           -------
Income Before Income Taxes................          $   2,182           $   1,444          $  1,623          $  5,249
                                                     ========            ========           =======           =======

Nine Months Ended September 30, 2001
Medical Premiums..........................          $ 522,806                                                $522,806
Military Contract Revenues................                              $ 255,497                             255,497
Specialty Product Revenues................              5,813                              $129,961           135,774
Professional Fees.........................             22,056                                                  22,056
Investment and Other Revenues.............              2,508               1,821            11,947            16,276
                                                     --------            --------           -------           -------
   Total Revenue..........................          $ 553,183           $ 257,318          $141,908          $952,409
                                                     ========            ========           =======           =======

Segment Operating Profit..................          $  20,249           $   6,986          $  4,976          $ 32,211
Interest Expense and Other, Net...........            (13,194)                 14            (1,270)          (14,450)
                                                     --------            --------           -------           -------
Income (Loss) Before Income Taxes.........          $   7,055           $  7,000           $  3,706          $ 17,761
                                                     ========            =======            ======            =======

Nine Months Ended September 30, 2000
Medical Premiums..........................          $ 478,594                                                $478,594
Military Contract Revenues................                              $ 238,514                             238,514
Specialty Product Revenues................              6,858                              $ 92,022            98,880
Professional Fees.........................             26,202                                                  26,202
Investment and Other Revenues.............              5,527                 601            10,801            16,929
                                                     --------            --------           -------           -------
   Total Revenue..........................          $ 517,181           $ 239,115          $102,823          $859,119
                                                     ========            ========           =======           =======

Segment Operating Profit (1)..............          $  17,669           $   6,245          $  8,823          $ 32,737
Interest Expense and Other, Net...........            (11,694)               (439)           (1,676)          (13,809)
Changes in Estimate Charges (2)...........            (26,011)                              (16,500)          (42,511)
Asset Impairment, Restructuring,
     Reorganization and Other Costs.......            (30,836)                               (3,000)          (33,836)
                                                     --------            --------           -------           -------
(Loss) Income Before Income Taxes.........          $ (50,872)          $   5,806          $(12,353)         $(57,419)
                                                     ========            ========           =======           =======

(1)  The segment  operating  profit  excludes the effects of changes in estimate charges  and  asset  impairment,  restructuring,  reorganization  and other costs.
(2)  Represents  changes in estimate charges in the current year for services or liabilities  of a prior  year  that  are  reclassified  to  either  Medical
     Expenses or Specialty  Product Expenses for presentation in accordance with accounting principles generally accepted in the United States of America.

8.   CII Financial Debentures

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

9.   Subsequent Events

     A settlement agreement was reached with Kaiser-Texas effective December 31,
     2001 relating to the Sierra  guarantee of the mortgage debt  obligation and other issues related to the acquisition of the Kaiser-Texas assets in 1998.
     As part of the settlement, Kaiser-Texas agreed to reduce the principal loan balance  by  $8.5  million  and  a  receivable  due  to  the  Company  from
     Kaiser-Texas  of $2.5 million was applied to the  principal  balance of the mortgage loan.  Monthly mortgage  payments were also suspended for a twelve month period  starting  February 2002 and the loan maturity was extended by three years to November 1, 2006. Sierra agreed to unconditionally guarantee the mortgage debt obligation as well as dismiss all other issues related to the Kaiser-Texas acquisition.

     The settlement included concessions by Kaiser-Texas,  including a reduction in  principal  and  an  extension  of  the  maturity.  In  accordance  with accounting  principles  generally accepted in the United States of America, the agreement  was treated as a  restructuring  of debt.  Total future cash payments  (interest and  principal) on the revised  mortgage loan were less than  the  principal  balance  of the  mortgage  loan  at the  time  of the settlement.  Accordingly,  a gain on  restructuring  was recognized for the difference  and the  carrying  amount of the revised  mortgage  loan is the total  future  cash  payments  on the  mortgage  loan.  Costs  incurred  in
     connection   with  the   settlement   were  used  to  offset  the  gain  on
     restructuring.  Effective January 1, 2002, all future cash payments related to the  mortgage  loan will be  reductions  of the  carrying  amount of the mortgage loan; therefore, no future interest expense will be recognized for the  mortgage  loan.  The  transaction  resulted in a gain before  taxes of
     $1,220,000 in the fourth quarter of 2001.

10.  Recent Accounting Pronouncements

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

     In  October  2001,  the  FASB  issued  Statement  of  Financial  Accounting
     Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets" ("SFAS 144"),  which is effective for fiscal years  beginning after
     December 15, 2001 with early  adoption  recommended.  SFAS No. 144 requires that  long-lived  assets  that  are to be  sold  within  one  year  must be separately  identified  and carried at the lower of carrying  value or fair value less costs to sell. Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate,  must be written down to the lower of current  fair value or fair value at the date of  foreclosure  adjusted  to reflect  depreciation  since  acquisition.  As noted  in Note 4 above,  the
     Company elected to adopt SFAS 144 effective January 1, 2001.

11.  Reclassifications

     Certain amounts in the Condensed  Consolidated Financial Statements for the
     three and nine months ended  September 30, 2000 have been  reclassified  to conform with the current year presentation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction  with the Condensed  Consolidated  Financial  Statements and related
Notes thereto.  Any forward-looking  information  contained in this Management's
Discussion and Analysis of Financial Condition and Results of Operations and any
other sections of this  Quarterly  Report on Form 10-Q/A should be considered in connection with certain cautionary statements contained in our Current Report on
Form 8-K  filed  March  20,  2001,  which is  incorporated  by  reference.  Such cautionary  statements are made pursuant to the "safe harbor"  provisions of the
Private  Securities  Litigation  Reform Act of 1995 and identify  important risk factors  that could  cause our actual  results to differ  materially  from those expressed in any projected,  estimated or forward-looking statements relating to
us.

RESULTS OF OPERATIONS,  THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2000.

Medical  Premiums  increased  $24.1  million or 15.0%.  The  increase in premium revenue  reflects a 15.4%  increase in  commercial  member months (the number of months  of each  year  that an  individual  is  enrolled  in a plan) and an 9.3%
increase  in  Medicare  member  months.  The growth in  Medicare  member  months contributes  significantly  to increases in premium revenues as the Medicare per member  premium  rates are over three times  higher than the average  commercial premium rate.  The average  commercial  rate increases in 2001 on renewed groups are  approximately  8% in Las  Vegas.  Our  managed  indemnity  rates  increased approximately 11.2% and Medicare rates increased  approximately 3.7%, of which a portion is  attributable  to  additional  member  benefits.  Over 97% of our Las
Vegas,  Nevada  Medicare  beneficiaries  are enrolled in the Social HMO Medicare program.

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATION, Continued

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct written  premiums  decreased by 15.9% due primarily to a 31%
decrease in premium  production  that was partially  offset by a 27% increase in composite premium rates. Ceded reinsurance  premiums decreased by 94% due to the expiration  of our low level  reinsurance  agreement  on June 30, 2000 and a new reinsurance agreement with lower ceded premiums.

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

Professional  Fees decreased $.6 million or 7.9% due primarily to the closing of our  affiliated  medical  group in Arizona  during  2000 and  decreased  fee for service revenue in Las Vegas.

Investment  and Other  Revenues  decreased  $861,000 or 16.0% due primarily to a decrease in the average  investment  yield  offset by an increase in the average invested balance during the period.

Medical  Expenses  increased  $17.9  million or 13.0%.  The  Medical  Care Ratio
(medical  expenses as a percentage of medical  premiums and  professional  fees)
decreased  from  82.4%  to  81.7%.  The  decrease  in the  ratio is due to price increases in excess of cost increases  offset by an increase in Medicare members as a percentage of fully insured members.  The cost of providing medical care to
Medicare  members  generally  requires  a  greater  percentage  of the  premiums received.

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

General,  Administrative and Marketing Expenses,  or G&A increased $4.8 million or 19.1%.  As a percentage of revenues,  G&A expenses were 9.1% in 2001 compared to 8.0% for 2000. The 2000 G&A expenses,  as a percentage of revenue, were lower due in part to the true-up of military contract revenues in the third quarter of
2000,  as previously  discussed,  and to increases in  depreciation  expense and advertising and other related costs. As a percentage of medical premium revenue,
G&A  expenses  were 16.3%  compared to 15.8% in 2000.  The  increase  was due to higher  staffing  costs and other  related  expenses  to  service  the growth in membership.

Interest Expense and Other, Net decreased  $966,000 or 19.9%, due primarily to a decrease in the average balance of outstanding  debt during the period which was offset by an increase in the  weighted  average cost of  borrowing.  Our average revolving  credit  facility  balance  was $43  million in 2001  compared to $185 million in 2000.  Our average  interest rate on the revolving  credit  facility, including the amortization of deferred financing fees and our interest rate swap agreement,  was 11.7% in 2001  compared to 10.5% in 2000.  Our average  interest rate on the revolving  credit  facility,  excluding the amortization of deferred financing  fees and our interest rate swap  agreement was 7.59% in 2001 compared to 10.29% in 2000. The decrease was offset by an increase in interest expense of
$2.3  million  related  to the net  financing  obligations  associated  with the sale-leaseback transaction that was completed in December 2000.

Provision  for Income  Taxes was $2.3  million  compared to $1.7 million in 2000 with an  effective  tax rate of 33.5%  compared  to 32.5% for 2000.  Our ongoing effective  tax  rate  is less  than  the  statutory  rate  due to tax  preferred investments offset by state income taxes.

Discontinued Operations consist entirely of our Texas healthcare operations. See
Note 4 of the Notes to Condensed Consolidated  Financial Statements.  We elected to implement Statement of Financial  Accounting  Standards No. 144,  "Accounting
for the  Impairment  or Disposal of Long-Lived  Assets," or SFAS 144,  effective
January 1,  2001.  In the third  quarter  of 2001,  we decided to exit the Texas healthcare  market and received  approval from the Texas Department of Insurance in  mid-October  2001. We will stop providing  healthcare  services on April 17,
2002.  In  accordance  with SFAS 144, our Texas  healthcare  operations  are now reclassified  as a  discontinued  operation.  The  net  loss  from  discontinued
operations was $12.1 million compared to $872,000 in 2000. Included in 2001 loss are estimated costs to exit the Texas market of  approximately  $17.1 million or
$11.4 million net of tax. Prior premium  deficiency  reserves utilized were $7.1 million in 2001 and $2.0 million in 2000.

RESULTS OF OPERATIONS,  NINE MONTHS ENDED  SEPTEMBER 30, 2001,  COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 2000.

Medical  Premiums  increased  $44.2  million or 9.2%.  The  increase  in premium revenue reflects a 7.6% increase in Medicare member months (the number of months of each year that an  individual  is enrolled in a plan) and a 5.1%  increase in commercial  member  months.  The growth in Medicare  member  months  contributes significantly  to  increases  in premium  revenues  as the  Medicare  per member premium  rates are over three times higher than the average  commercial  premium rate.  The  average  commercial  rate  increases  in 2001 on renewed  groups are
approximately   8%  in  Las  Vegas.   Our  managed   indemnity  rates  increased
approximately 11.3% and Medicare rates increased  approximately 3.9%, of which a portion is attributable to additional member benefits.

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

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased by 6.5% due primarily to a 29%
decrease in premium  production  that was partially  offset by a 32% increase in composite premium rates.  Ceded reinsurance  premiums  decreased by 79.4% due to the expiration of our low level reinsurance agreement on June 30, 2000 and a new reinsurance agreement with lower ceded premiums.

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

Professional  Fees  decreased $4.1 million or 15.8% due primarily to the closing of our affiliated medical groups in Arizona during 2000.

Investment  and Other  Revenues  decreased  $653,000 or 3.9%, due primarily to a decrease in the average investment yield during the period offset by an increase in the  average  invested  balance and net gains on sale of  investments  of $.2 million in 2001 versus net losses on the sale of  investments  of $.9 million in
2000.

Medical Expenses  increased $2.5 million or .6%. The Medical Care Ratio (medical expenses as a percentage of medical  premiums and  professional  fees) decreased from 87.4% to 81.4%.  Included in medical expenses for 2000 are charges of $16.5 million for reserve strengthening,  primarily for adverse development related to prior periods' medical claims, and $9.5 million of other  non-recurring  medical costs.  Excluding these items for 2000, medical expenses increased $28.5 million or 6.5%  and  the  Medical  Care  Ratio  decreased  from  82.2%  to  81.4%.  The improvement  is primarily due to the closing and sale of operations  with higher medical care ratios in rural Nevada and Arizona and price increases in excess of cost increases. Offsetting some of the improvement in the ratios was an increase in  Medicare  members as a  percentage  of fully  insured  members.  The cost of providing  medical  care  to  Medicare  members  generally  requires  a  greater percentage of the premiums received.

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

General,  Administrative and Marketing Expenses,  or G & A, increased $7.2 million or 9.1%. As a percentage  of revenues,  G&A expenses for 2001 were 9.1% compared to 9.3% for 2000. As a percentage of medical premium revenue,  G&A expenses were
16.6% for both periods.

Asset Impairment, Restructuring, Reorganization and Other Costs were recorded in
2000 as described in Note 3 to the Condensed Consolidated Financial Statements.

Interest  Expense and Other,  Net increased  $641,000 or 4.6%.  Interest expense related  to the  revolving  credit  facility  decreased  $8.0  million  due to a decrease in the average balance of outstanding  debt during the period offset by an increase in the weighted  average cost of  borrowing.  Our average  revolving credit  facility  balance  was $67 million in 2001  compared to $183  million in
2000. Our average interest rate on the revolving credit facility,  including the amortization  of deferred  financing fees and our interest rate swap  agreement, was 10.6% in 2001  compared to 9.7% in 2000.  Our average  interest  rate on the revolving credit facility, excluding the amortization of deferred financing fees and our  interest  rate swap  agreement  was 8.53% in 2001  compared to 9.49% in
2000. CII debenture interest  decreased by $1.5 million in 2001,  primarily as a result of the  restructuring of the debentures.  The decreases were offset by an increase  in  interest  expense of $7.2  million  related  to the net  financing obligations associated with the sale-leaseback transaction that was completed in
December 2000 and a loss of $2.4 million on the sale of our Arizona properties.

Provision for Income Taxes was $5.9 million  compared to a $14.8 million benefit in 2000.  The  effective  tax rate was 33.5%  compared  to 25.8%  for 2000.  The effective tax rate for 2000 reflects the  non-deductibility  of certain portions of goodwill impairment expense recorded during the period.  Excluding the effect of the goodwill impairment expense,  the effective tax rate for both periods was approximately  33.5%. Our ongoing  effective tax rate is less than the statutory rate due to tax preferred investments offset by state income taxes.

Discontinued Operations consist entirely of our Texas healthcare operations. See
Note 4 of the Notes to Condensed Consolidated  Financial Statements.  We elected to implement Statement of Financial  Accounting  Standards No. 144,  "Accounting
for the Impairment or Disposal of Long-Lived  Assets," or "SFAS 144",  effective
January 1,  2001.  In the third  quarter  of 2001,  we decided to exit the Texas healthcare  market and received  approval from the Texas Department of Insurance in  mid-October  2001. We will stop providing  healthcare  services on April 17,
2002.  In  accordance  with SFAS 144, our Texas  healthcare  operations  are now reclassified  as a  discontinued  operation.  The  net  loss  from  discontinued
operations  was  $13.4  million  in 2001  compared  to $159.9  million  in 2000.
Included in the 2001 loss are estimated  costs to exit the Texas market of $17.1 million.  Included  in the 2000 loss were the  following:  (a) asset  impairment charges of $126.4 million for impaired goodwill;  (b) $36.5 million for impaired real  estate and other fixed  assets;  (c)  medical  expenses of $14.7  million, primarily for adverse  development on prior periods'  medical claims;  (d) $15.5 million for premium  deficiency  medical  costs;  (e) $10.4  million for premium deficiency  maintenance costs; and (f) other  restructuring,  reorganization and other  costs of $13.3  million.  The  utilization  of prior  premium  deficiency reserves were $15.6 million in 2001 and $25.8 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

For continuing  operations,  we had cash in-flows from  operating  activities of
$90.0 million  during 2001 compared to cash  out-flows of $49.3 million in 2000.
The  improvement  over  2000  is  primarily  attributable  to  collections  from outstanding military accounts receivable, timing of Medicare capitation payments from the Centers for Medicare and Medicaid Services, and reinsurance recoveries.

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

For continuing operations, cash provided by investing activities during 2001 was
$6.4 million  compared to $11.7 million in 2000.  The 2001 amount  included $4.4 million in capital expenditures offset by proceeds of $11.7 million for property
and  equipment   dispositions,   including  a  portion  of  the   sale-leaseback
properties.  The net change in  investments  for the period was an  increase  of
$839,000 as investments were purchased with cash from operations.

For continuing  operations,  cash used for financing  activities during 2001 was
$79.8 million  compared to $20.0 million in 2000.  The 2001 amount  included net payments of $41.0 million on the revolving  credit  facility,  $27.3 million for reductions of debentures,  $9.9 million  decrease in net financing  obligations, and an additional $3.8 million in payments on other outstanding debt and capital leases.

Discontinued Texas healthcare  operations used cash of $26.4 million during 2001 compared to providing  cash of $22.1 million in 2000.  The cash used in 2001 was primarily due to higher  payments for medical and  operating  expenses and lower premium revenues.  The cash provided in 2000 was primarily due to higher premium revenues and comparable lower medical and operating expense payments.

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

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various states  totaling $25.4 million at September 30, 2001. The HMO and  insurance  subsidiaries  must also meet  requirements  to maintain  minimum stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction with the  Kaiser-Texas  acquisition,  Texas Health Choice,  L.C., or
TXHC,  entered into a letter  agreement  with the Texas  Department of Insurance whereby  TXHC  agreed to maintain a net worth of $20.0  million,  on a statutory basis,  until certain income levels were achieved.  In conjunction with the exit from the Texas healthcare  market,  the Texas Department of Insurance approved a plan of withdrawal  and TXHC is now required to maintain  deposits and net worth
of  $3.5  million.   We  believe  we  are  in  compliance  with  our  regulatory requirements in all material respects.

Of the $147.7  million in cash and cash  equivalents  held at September 30, 2001 for  continuing  operations,  $113.9  million was designated for use only by the regulated  subsidiaries.  Amounts  are  available  for  transfer  to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements or by dividends.  The holding  company will not receive  dividends  from its regulated subsidiaries  if such dividend  payment  would cause  violation of statutory net worth and reserve requirements.

September 11 Events

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

The events of  September  11, 2001  impacted the United  States  economy and has impacted the amount of visitors traveling by air into Las Vegas.  Certain of the gaming properties that operate in Las Vegas have announced work force reductions as a result of reduced  visitors.  Only 13%,  or  approximately  22,000,  of our
Nevada HMO membership  come from gaming  accounts and between  September 1, 2001 and  November  1, 2001,  we have only  experienced  reductions  of less than 100 members  from our  gaming  accounts.  While the Las  Vegas  visitor  volume  has increased  significantly since the events of September 11, 2001, there can be no assurance  that it will return to its  historical  levels prior to the events of
September  11,  2001  nor  that we will  not be  impacted  by  further  economic deterioration.  We believe that in a slowing  economy,  where  medical costs are rising,  our healthcare  products that help manage costs and coordinate care may become more attractive as companies strive to manage their benefit costs.

Other

We have a 2001 capital budget of $18 million as limited by our revolving  credit facility.  The planned  expenditures  are primarily for the expansion of clinics and other leased  facilities,  the purchase of computer  hardware and  software, furniture  and equipment and other normal  capital  requirements.  Our liquidity needs over the next 12 months will primarily be for capital items,  expansion of our  operations,  debt  service and  funding of the run-out of the  discontinued
Texas  healthcare  operations.  We believe  that our existing  working  capital, operating  cash flow and,  if  necessary,  cash  flow  from  equipment  leasing, divestitures  of  certain  non-core  assets  and  amounts  available  under  our revolving credit facility should be sufficient to fund our capital  expenditures and debt service.  Additionally,  subject to unanticipated cash requirements, we believe that our existing  working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

Membership
----------

     Our membership at September 30, 2001 and 2000 was as follows:

                                                                          Number of Members at September 30
                                                                             2001                    2000
                                                                             ----                    ----
Continuing Operations:
---------------------
HMO
  Commercial..................................................              168,200                  143,000
  Medicare....................................................               45,300                   41,200
  Medicaid....................................................               23,500                   13,300
Managed Indemnity.............................................               29,300                   31,100
Medicare Supplement...........................................               25,000                   28,300
Administrative Services.......................................              299,100                  282,900
TRICARE Eligibles.............................................              643,300                  617,700
                                                                          ---------                ---------
Total Members, Continuing Operations..........................            1,233,700                1,157,500
                                                                          =========                =========

Discontinued Texas Operations:
-----------------------------
HMO
  Commercial..................................................               50,900                  101,900
  Medicare (1) ...............................................               14,100                   11,800
                                                                             ------                 --------
Total Members, Discontinued Operations........................               65,000                  113,700
                                                                             ======                  =======

(1)  The 2001 Medicare  membership  does not include 5,400 Houston  members that the Company ceded to AmCare Health Plans of Texas, Inc. under a reinsurance agreement on December 1, 2000.

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

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDAIRES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation includes, for example, claims of medical malpractice, claims for coverage or payment for medical services  rendered to HMO members and claims by providers for payment for medical  services  rendered to HMO and other members.  Also included in such litigation are claims for workers'  compensation and claims by  providers  for payment for medical  services  rendered to injured workers. In the opinion of management,  the ultimate resolution of these pending legal  proceedings  should not have a material  adverse  effect on our financial condition.

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

                                   SIERRA HEALTH SERVICES, INC.
                                   ----------------------------
                                          (Registrant)

Date:  February 28, 2002             /S/ PAUL H. PALMER
                                   -----------------------------------
                                   Paul H. Palmer
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)