Form 10-K
period 2001-12-31
SIERRA HEALTH SERVICES INC
filed 2002-03-29
CIK 754009

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____ to____

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

     The aggregate  market value of the voting stock held by  non-affiliates  of the registrant on March 18, 2002 was $291,259,000.

The number of shares of the registrant's  common stock  outstanding on March 18,
2002 was 28,111,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                                 WHERE INCORPORATED
                --------                                 ------------------

Portions of the registrant's definitive proxy                  Part III
statement for Part III its 2001 annual meeting
to be filed with the SEC not later than 120 days
after the end of the fiscal year.

                          SIERRA HEALTH SERVICES, INC.

                                 2001 Form 10-K

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I

                                     PART II

Item  5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters............................................................         21

Item  6.      Selected Financial Data...................................................................         22

Item  7.      Management's Discussion and Analysis of Financial Condition

Item  9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................         84

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant........................................         84

Item 11.      Executive Compensation....................................................................         84

Item 12.      Security Ownership of Certain Beneficial Owners and Management............................         84

Item 13.      Certain Relationships and Related Transactions............................................         84

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         85

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

     o workers' compensation medical management and fully insured program

     o ancillary  products and services that  complement our managed health care and workers' compensation product lines

     o a subsidiary  that  administers  a managed care federal  contract for the
       Department of Defense's TRICARE program in Region 1

Operating results and cash flows from continuing operations for fiscal year 2001 reflected  significant  improvement over the prior year.  Fiscal year 2000 was a difficult  year for us. In the first and second  quarters of 2000,  we evaluated and then  announced and adopted  restructuring  plans  related  primarily to our
Texas HMO health care  operations.  This  restructuring  involved a reduction in staff and the closing of some of our Texas clinic facilities,  which resulted in our recording  the write off of a significant  portion of our goodwill and fixed asset impairment and other charges totaling approximately $220 million.

Throughout  2001,  we  continued  to focus on making the Texas HMO  health  care operations profitable.  Significant premium rate increases were made on renewing membership and during the third quarter we embarked on a recontracting effort to reduce medical costs. It was during this recontracting effort that unsustainable cost increases were identified,  including the fact that the operations' primary hospital contract if renewed,  would be at a substantially  higher rate than was previously indicated by the hospital.

Although  considerable  efforts  had been made to achieve  profitability  in our
Texas HMO health  care  operations,  it was  determined  that under the  current operating environment, we would not be able to turn around the operating results and the best  course of action  was to exit the  market as soon as  possible  to limit  future  losses and  exposure.  As part of our plan to exit Texas,  in the third  quarter  of 2001,  we  recorded  a charge of $17.1  million  for  premium deficiency costs, the write down of certain assets, legal and restitution costs, and various other exit related  costs.  We will cease  providing HMO health care coverage in Texas on April 17, 2002.

We have elected to early adopt Statement of Financial  Accounting  Standards No.
144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets" or SFAS
No. 144,  effective  January 1, 2001. In accordance  with SFAS No. 144 our Texas
HMO health care operations have been  reclassified and presented as discontinued
operations. Unless otherwise indicated,  information presented in this 2001 Form
10-K is for continuing operations and excludes the discontinued Texas HMO health care operations.

Revolving Credit Facility. As a result of the asset impairment and other changes in  estimate  charges,  we were  not in  compliance  with the  revolving  credit facility financial  covenants at June 30, 2000. On December 15, 2000, we entered into an amended and restated credit agreement, which terminates on September 30,
2003, and are now in compliance with all covenants of the amended agreement. The amended  agreement was further amended in April 2001 to allow for the completion of the debenture  exchange  offer and again in October 2001 to provide a limited waiver for covenants  affected by exiting the Texas HMO health care market.  The availability  under the credit  facility  has been  reduced  to $117  million at
December  31,  2001  from  $135  million  at the  end of  2000  due to  required reductions  in the  agreement.  We have $28 million  available  under the credit facility;  however,  the total  availability  will be reduced by $6.0 million on
June 30, 2002 and  December  31,  2002 and finally by $10.0  million on June 30,
2003. The amount  available  under the credit facility can be further reduced by
80% of net proceeds from certain  asset sales and annual  excess cash flows,  as well as 100% of the net proceeds of any new debt or equity  issuance,  excluding any  issuance by CII, as defined in the amended and restated  credit  agreement.
The amended and restated credit agreement restricts the amount of funds that can be transferred to the Texas and Sierra Military Health Services,  Inc., or SMHS,
operations. The amount outstanding under the credit facility fluctuates with our working capital needs.

Debentures.  At September 30, 2000, CII  Financial,  our  wholly-owned  workers'
compensation  subsidiary,   had  outstanding   approximately  $47.1  million  of
subordinated  debentures that were due on September 15, 2001. These subordinated debentures were neither  assumed nor guaranteed by Sierra and were  subordinated to Sierra's credit  facility debt. In December 2000, CII Financial  commenced an offer to exchange the subordinated debentures for cash and/or new debentures. On
May 7, 2001,  CII  Financial  closed its exchange  offer on $42.1 million of its outstanding  subordinated  debentures.  CII Financial purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued
$15.0  million in new 9 1/2% senior  debentures,  due  September  15,  2004,  in exchange for $15.0  million in  subordinated  debentures.  The  transaction  was accounted for as a  restructuring  of debt;  therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying amount of the  debentures  and no future  interest  expense will be  recognized.
Accordingly,  the new 9 1/2% senior  debentures  have a carrying amount of $19.2 million, which consists of principal of $15.0 million and $4.2 million in future accrued interest.

In September  2001,  the  California  Department  of Insurance  gave approval to
California Indemnity,  one of CII Financial's insurance  subsidiaries,  to pay a dividend of $5.0 million to CII Financial. CII Financial used these funds to pay the remaining $5.0 million in subordinated debentures at maturity. CII Financial expects to service  the new 9 1/2%  senior  debentures  from  future cash flows, primarily from dividends  that will be paid by its insurance  subsidiaries  from their future earnings.

Other. Our principal executive offices are located at 2724 North Tenaya Way, Las
Vegas, Nevada 89128, and our telephone number is (702) 242-7000.

Our fiscal year  period is the same as the  calendar  year and unless  otherwise indicated, any year designated will refer to the year ended December 31.

Managed Care Products and Services

Our primary types of health care  coverage are HMO plans,  HMO Point of Service, or POS plans, and managed  indemnity plans,  which include a preferred  provider organization, or PPO option. The POS products allow members to choose one of the various  coverage options when medical services are required instead of one plan for the entire  year.  As of December  31,  2001,  we provided  HMO  products to approximately  247,000  members in Nevada.  We also  provide  managed  indemnity products  to  approximately  29,000  members,  Medicare  supplement  products to approximately  23,000  members,  and  administrative  services to  approximately
289,000  members.  Medical  premiums  account  for  approximately  56% of  total revenues.

Health  Maintenance  Organizations.  We operate a mixed  model HMO in Las Vegas,
Nevada,  which means that we use our own  specialty  medical  group as well as a network of independently  contracted providers.  We also operate a network model
HMO in Reno,  Nevada.  Our network  model HMO, in Dallas,  Texas,  will  operate through April 17, 2002.  Independently  contracted  primary care  physicians and
specialists   for  the  HMOs  are   compensated  on  a  capitation  or  modified
fee-for-service  basis. Contracts with our primary hospitals are on a discounted per diem basis.  Members receive a wide range of coverage after paying a nominal co-payment  and are  eligible  for  preventive  care  coverage.  The HMOs do not require  deductibles  or claim forms when the member  receives HMO benefits.  We have over 50% of the Las Vegas HMO market share.

Most of our managed  health care  services  in Nevada are  provided  through our independently  contracted  network  of  approximately  2,000  providers  and  13 hospitals.  These Nevada networks include our affiliated multi-specialty medical group,  which provides  medical  services to  approximately  75% of our southern
Nevada HMO members and employs  over 180  primary  care and other  providers  in various medical specialties.  Through our affiliates, the following services are offered:

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

On October 24,  2000,  Texas  Health  Choice,  L.C.,  or TXHC,  entered  into an agreement with AmCare Health Plans of Texas,  Inc., or AmCare,  for the sale and transfer of TXHC's  membership in Houston.  Effective  December 1, 2000,  AmCare assumed the risk associated with the commercial HMO and Medicare+Choice, or M+C, member contracts under an assumption reinsurance agreement with TXHC. We did not receive material sales proceeds from this transaction.

On October 1, 2001 TXHC  entered  into  another  agreement  with AmCare to offer replacement  coverage to all small and large groups  covered by TXHC.  The offer applied to approximately 30,000 members and currently,  we believe approximately
8,000 members have, or will, accept the AmCare replacement  coverage.  We do not expect to receive material sales proceeds from this transaction.

Our  commercial  plans offer  traditional  HMO  benefits  and POS  benefits.  At
December 31, 2001, we had approximately 175,000 commercial members in Nevada.

We offer a Medicare  risk  product for  Medicare-eligible  beneficiaries  called
Senior Dimensions.  Senior Dimensions is marketed directly to  Medicare-eligible beneficiaries.  The monthly  payment  received from the Centers for Medicare and
Medicaid  Services,  or  CMS,  formerly  known  as  the  Health  Care  Financing
Administration,   or  HCFA,  for  Medicare  members  is  determined  by  formula established by Federal law.

As of December 31, 2001, we had approximately 45,000 Medicare members in Nevada.
Approximately  39,000 of the Medicare  members were  enrolled in the Social HMO, which is discussed below.

In addition,  as of December  31,  2001,  we had  approximately  27,000  members enrolled in our Nevada HMO Medicaid risk products.  To enroll in these products, an individual must be eligible for Medicaid  benefits in the state of Nevada. We are paid a monthly fee for each Medicaid  member enrolled by the state's managed care division.

Social Health Maintenance  Organization.  Effective November 1, 1996, we entered into a Social HMO II contract  with CMS pursuant to which a large portion of our
Nevada Medicare risk enrollees will receive certain  expanded  benefits.  We are one of six HMOs  nationally to be awarded this contract and are the only company to have the program  implemented as of December 31, 2001. We receive  additional revenues for providing  these expanded  benefits.  The  additional  revenues are determined based on health risk assessments that have been, and will continue to be,  performed on our eligible  Medicare risk members.  The additional  benefits include,  among other things,  assisting the eligible Medicare risk members with typical  daily living  functions  such as bathing,  dressing and walking.  These members,  as identified in the health risk assessments,  are those who currently have  difficulty  performing  daily  living  functions  because  of a health  or physical problem.  CMS may consider adjusting the reimbursement  factors for the
Social HMO members in the future. At this time, however, the final reimbursement per member for 2003 has not been  determined  and there is no guaranty  that the
Social  HMO  contract  will be  renewed  beyond  2003.  It should be noted  that
Congress has in the past agreed to extend the contract. If the reimbursement for these members  decreases  significantly and related benefit changes are not made timely, there could be a materially adverse effect on our business.

Preferred  Provider  Organizations.  Our managed indemnity plans generally offer members a PPO option of receiving  their medical care from either  contracted or non-contracted  providers.  Members pay higher  deductibles and  co-insurance or co-payments when they receive care from non-contracted providers.  Out-of-pocket costs are  lowered by  utilizing  contracted  providers  who are part of our PPO network. As of December 31, 2001,  approximately 29,000 members were enrolled in our managed indemnity plans.

During 2001, we provided managed indemnity,  accidental death and disability and
Medicare  supplement services to individuals in Arizona,  California,  Colorado,
Iowa,  Louisiana,  Maryland,  Nevada,  New Mexico and Texas.  As of December 31,
2001, our managed indemnity  subsidiary was licensed in a total of 43 states and the District of Columbia.

Ancillary  Medical  Services.  Among the ancillary  medical services we offer in
Nevada are the following:

     o outpatient surgical care

     o diagnostic testing

     o medical and surgical procedures

     o x-ray

     o CAT scans

     o mental health and substance abuse services

     o home health care services

     o hospice program

     o vision services

     o home infusion

     o oxygen

     o durable medical equipment services

These  services  are  provided  to members  of our HMO,  managed  indemnity  and administrative  service  plans.  Mental health and substance  abuse services are also provided to approximately 152,000 participants from non-affiliated employer groups and insurance companies.

Administrative  Services.  Our administrative  services products provide,  among other things,  utilization review and PPO services to large employer groups that are usually self-insured. As of December 31, 2001, approximately 289,000 members were enrolled in our  administrative  services plans.  The results of operations for these  services are included in specialty  product  revenues and expenses in the Consolidated Statements of Operations.

Military Contract Services

Sierra Military Health  Services,  Inc. On September 30, 1997, the Department of
Defense, or DoD, awarded us a triple-option  health benefits contract,  known as
TRICARE,  to provide managed health care coverage to eligible  beneficiaries  in
Region  1.  This  region  has  approximately  639,000  eligible  individuals  in
Connecticut,  Delaware,  Maine,  Maryland,  Massachusetts,  New  Hampshire,  New
Jersey, New York, Pennsylvania,  Rhode Island, Vermont,  Virginia, West Virginia
and Washington,  D.C. SMHS completed an eight month  implementation phase in May
1998 and began providing  health care benefits on June 1, 1998 under the TRICARE contract.

Under the TRICARE contract,  SMHS provides health care services to dependents of active duty  military  personnel  and  military  retirees  and their  dependents through  subcontractor  partnerships and individual  providers.  We also perform specific administrative services,  including health care appointment scheduling, enrollment,  network management and health care management services.  We perform these services  using DoD  information  systems.  If all five option periods are exercised  by the DoD and no  extensions  of the  performance  period  are made, health care delivery will end on May 31, 2003,  followed by an additional  eight month  phase out of the  Region 1 managed  care  support  contract.  The DoD has extended expiring TRICARE contracts in other regions and SMHS has recently begun negotiations with the DoD about a possible extension to the base contract.

In June  1996,  the DoD  awarded a  TRICARE  contract  to  TriWest  Health  Care
Alliance, a consortium  consisting of Sierra and 13 other health care companies, to provide  health  services  to  Regions 7 and 8,  which  include a total of 16 states. During the first quarter of 2000, we sold our interest in TriWest Health
Care  Alliance in exchange  for a $3.7  million  note,  which  approximated  the carrying  value of our  investment.  The note was  completely  paid by the first quarter of 2001.

Workers' Compensation Operations

Workers'  Compensation  Subsidiary.   On  October  31,  1995,  we  acquired  CII
Financial,  Inc., or CII, for  approximately  $76.3 million of common stock in a transaction  accounted  for as a pooling of interests.  Through CII's  insurance subsidiaries, we write workers' compensation insurance in California,  Colorado,
Kansas, Missouri,  Nebraska, Nevada, New Mexico, Texas and Utah. CII's insurance subsidiaries  have  licenses in 36 states and the  District of Columbia and have applications  pending for  licenses in other  states.  California,  Colorado and
Nevada represent  approximately 72%, 9%, and 10%,  respectively,  of CII's fully insured workers' compensation  insurance premiums in 2001. Workers' compensation insurance  premiums  account for  approximately  14% of our total  revenue.  The workers' compensation subsidiary applies the discipline of managed care concepts to its operations.  These concepts  include,  but are not limited to, the use of specialized  preferred  provider  networks,  utilization  reviews by an employed board certified  occupational medicine physician as well as nurse case managers, medical bill reviewers and job developers who facilitate early return to work.

Marketing

The  marketing  and sales of our  commercial  managed  care  products  typically
involve  a  multi-step   process   involving   our  sales   representatives,   a
consultant/broker  appointed by the client and the client.  Once a  relationship with a group  has been  established  and a group  agreement  is  negotiated  and signed,  we focus  our  marketing  efforts  on  individual  employees.  During a designated "open enrollment"  period each year,  usually the month preceding the annual  renewal of the agreement  with the group,  employees  choose  whether to remain with,  join or terminate  their  membership  with a specific  health plan offered  by the  employer.  New  employees  decide  whether  to join  one of the employers'  heath insurance  options at the time of their  employment.  Although contracts with employers are generally terminable on 60 days notice,  changes in membership occur primarily during open enrollment periods.

Media  communications  convey our  emphasis  on access to our broad  health care provider network and services at a reasonable  price.  Other  communications  to customers include employer and member newsletters,  member education  brochures,
prenatal  information  packets,   employer/broker  seminars,   certain  Internet
information and direct mail advertising to clients.  Members'  satisfaction with our benefits and services is monitored by customer  surveys.  Results from these surveys and other primary and secondary research guide the sales and advertising efforts throughout the year.

Medicare  risk  products are  primarily  marketed by the HMOs' sales  employees.
Retention of employer groups and membership growth is accomplished through print advertising directed to employers and through consumer media campaigns.

Our  workers'  compensation  insurance  policies  are sold  through  independent insurance agents and brokers,  who may also represent other insurance companies.
We believe that  independent  insurance  agents and brokers choose to market our insurance  policies  primarily  because of the price we charge,  the  quality of service that we provide and the  commissions we pay. As of December 31, 2001, we had relationships  with approximately 756 agents and paid our agents commissions based on a percentage of the gross written  premium they produced.  We also have various agency incentive  programs that enable certain agents to earn additional compensation  if certain premium  production  and/or agency loss ratio goals are met.  We  utilize  a number  of  promotional  media,  including  advertising  in publications to support the efforts of our independent agents.

SMHS administers  marketing  initiatives in accordance with the TRICARE Region 1 managed  care  support  contract.  SMHS'  dedicated  marketing  division  uses a multi-faceted  marketing approach to ensure that  beneficiaries  within Region 1 have the  opportunity  to learn about the health care benefits under TRICARE and have the  opportunity  to make health care choices that best fit their  specific needs. Marketing initiatives include direct beneficiary briefings,  direct mail, newspaper advertising, newsletters and Internet web page briefs.

Membership

Period End Membership:
                                                                            At December 31,
                                                     2001           2000          1999         1998         1997
                                                   --------       --------      --------     -------      --------
Continuing Operations:
----------------------
HMO:
    Commercial..............................         175,000       140,000       149,000      146,000       139,000
    Medicare................................          45,000        42,000        42,000       37,000        33,000
    Medicaid................................          27,000        15,000        11,000        5,000         2,000
Managed Indemnity...........................          29,000        31,000        37,000       41,000        64,000
Medicare Supplement.........................          23,000        28,000        28,000       26,000        25,000
Administrative Services.....................         289,000       273,000       298,000      318,000       328,000
TRICARE Eligibles...........................         639,000       621,000       610,000      606,000
                                                   ---------     ---------     ---------    ---------       -------
   Total Membership,
         Continuing Operations..............       1,227,000     1,150,000     1,175,000    1,179,000       591,000
                                                   =========     =========     =========    =========       =======

Discontinued Operations:
------------------------
HMO:
    Commercial..............................          43,000        73,000       114,000      126,000        15,000
    Medicare................................          12,000         8,000        11,000       10,000         3,000
                                                      ------        ------       -------      -------        ------
    Total Membership,
         Discontinued Operations............          55,000        81,000       125,000      136,000        18,000
                                                      ======        ======       =======      =======        ======

During 2001, 2000 and 1999, we received  approximately  23.6%,  23.1% and 23.4%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare enrollees.  Our contract with CMS is subject to annual renewal at the  election of CMS and  requires us to comply with  federal HMO and
Medicare laws and  regulations  and may be terminated if we fail to comply.  The termination of our contract with CMS could have a material adverse effect on our business.  In addition,  there have been, and we expect that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal  government  cannot be predicted  with  certainty.  (See  Government
Regulation and Recent Regulation).

Our ability to obtain and  maintain  favorable  group  benefit  agreements  with
employer  groups  affects  our  profitability.   The  agreements  are  generally
renewable  on an annual  basis but are subject to  termination  on 60 days prior notice.  For the fiscal  year ended  December  31,  2001,  our ten  largest  HMO employer  groups were, in the  aggregate,  responsible  for less than 10% of our total revenues.  Although none of our employer groups accounted for more than 2%
of total  revenues  during  that  period,  the loss of one or more of the larger employer groups could, if not replaced with similar membership,  have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada. However, there can be no assurance that we will be able to renew our agreements  with our employer  groups in the future or that we will not  experience  a decline in  enrollment  within our  employer  groups.
Additionally,  revenues received under certain government  contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between our health care delivery  system and that of many other managed care  providers is the fact that approximately 75% of our southern Nevada HMO members receive primary health care  through  our  own  multi-specialty  medical  group.  We make  health  care
available   through   independently   contracted   providers   employed  by  the
multi-specialty  medical group and other  independently  contracted  networks of physicians, hospitals and other providers.

Under our HMOs,  the member  selects a primary  care  physician  who provides or authorizes any  non-emergency  medical care given to that member.  These primary care physicians and some  specialists are compensated to a limited extent on the basis of how well they coordinate  appropriate medical care. We have a system of limited incentive risk  arrangements and utilization  management with respect to
our  independently  contracted  primary  care  physicians.   We  compensate  our
independently  contracted  primary care physicians and specialists by using both capitation and modified  fee-for-service  payment methods. In Nevada,  under the modified  fee-for-service  method,  a  limited  incentive  risk  arrangement  is established for institutional services. Additional amounts may be made available to certain capitated  physicians if hospital costs are less than anticipated for our HMO members.  For those  primary  care  physicians  receiving  payments on a modified  fee-for-service  basis,  portions of the  payments  otherwise  due the physicians are withheld.  The amounts  withheld are available for payment to the physicians  if,  at  year-end,  the  expenditures  for  both  institutional  and non-institutional medical services are within established ranges. It is believed that this  method of  limited  incentive  risk  payment is  advantageous  to the physician,  our  company and the  members  because all share in the  benefits of managing health care costs. We have, however,  negotiated capitation and reduced fee-for-service  agreements with certain  specialists and primary care providers who do not  participate in the incentive risk  arrangements.  We monitor certain health care utilization,  including  evaluation of elective surgical procedures, quality  of  care  and  financial  stability  of  our  capitated  providers,  to facilitate access to service and to ensure member satisfaction.

We provide or negotiate  discounted  contracts  with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures.  We believe that we currently have a favorable contract with our primary  southern Nevada  contracted  hospitals,  Sunrise  Hospital and
Medical Center and Mountain View Hospital.  Subject to certain limitations,  the contract  provides,  among other  things,  guaranteed  contracted  per diem rate increases  on an annual  basis.  The per diem rate  increased  4% in 2001 and is scheduled  to increase  approximately  8% for  commercial  members in 2002.  The scheduled  rate  increase for 2002 has been  factored into our 2002 premium rate increases.  Our contract with Sunrise  Hospital and Medical  Center and Mountain
View  Hospital  contains a clause which  requires  them to provide us with their best rates in the market place. Since a majority of our southern Nevada hospital days are at these facilities, this contract assists us in managing a significant portion  of our  medical  costs.  We can be and  have  been  affected  by  these hospital's  limited  capacity  and  have  had to  place  our  members  in  other facilities,  some with a higher  cost to us, due to a shortage  of beds at these hospitals.  In general, our other hospital contracts in Las Vegas are based on a fixed per diem rate structure.

We  believe  that  we  have  negotiated  favorable  rates  with  our  contracted hospitals.  For hospitals  other than Sunrise and Mountain View  Hospitals,  our contracts with our hospital  providers  typically renew  automatically with both parties  granted the right to terminate after a notice period ranging from three to twelve months.  We are currently in negotiations  with one Las Vegas hospital that has given us notice of their  intent to terminate  the  contract  effective
October 23, 2002.  Reimbursement  arrangements with other health care providers, including  pharmacies,  generally renew automatically or are negotiated annually and are based on several different  payment methods,  including per diems (where the  reimbursement  rate is based on a per day of service  charge for  specified types of care),  capitation  or modified  fee-for-service  arrangements.  To the extent  possible,  when  negotiating  non-physician  provider  arrangements,  we solicit competitive bids.

We utilize  two  reimbursement  methods  for  health  care  providers  rendering services  under our  indemnity  plans.  For services to members  utilizing a PPO plan, we reimburse participating physicians on a modified fee-for-service basis, which incorporates a limited fee schedule and reimburses hospitals on a per diem or discounted  fee-for-service  basis.  For services  rendered  under a standard indemnity plan,  pursuant to which a member may select a non-plan  provider,  we reimburse non-contracted physicians and hospitals at pre-established rates, less deductibles and co-insurance amounts.

We  manage  health  care  costs  through  our  large  case  management  program, utilization review,  monitoring care in the appropriate setting and by educating our  members on how and when to use the  services of our plans and how to manage chronic disease conditions. We audit hospital bills and review hospital and high volume providers' claims to ensure appropriate billing and utilization patterns.
We also  monitor the referral  process  from the primary  care  physician to the specialty network for  appropriateness.  Further, in Nevada, we utilize our home health care agency and our hospice,  which help to minimize hospital  admissions and the length of stay.

Military Contract  Services.  Under the TRICARE  contract,  dependents of active duty military personnel and military retirees and their dependents choose one of three option plans available to them for health care services: (i) TRICARE Prime
(an  HMO  style  option  with  a  self-selected  primary  care  manager  and  no deductibles),  (ii) TRICARE Extra (a PPO style option with  deductibles and cost shares) or (iii) TRICARE  Standard (an indemnity  style option with  deductibles and cost  shares).  Approximately  36% of eligible  beneficiaries  receive their primary care through existing  military  treatment  facilities.  SMHS negotiated discounted  contracts with  approximately  32,000  individual  providers,  2,000 institutions  and 8,000  pharmacies to provide  supplemental  network access for
TRICARE  Prime and Extra  beneficiaries.  SMHS'  contracts  with  providers  are primarily on a  discounted  fee-for-service  basis with renewal and  termination terms similar to our  commercial  practice.  SMHS is at-risk for and manages the health care service cost of all TRICARE Extra and Standard beneficiaries as well as a small percentage of TRICARE Prime beneficiaries.

SMHS implemented the TRICARE Senior Pharmacy Program,  or Senior RX, on April 1,
2001. The Senior RX program enables Military Health Services  Medicare  eligible beneficiaries,  age 65 and over, to obtain  prescription drugs, and the supplies necessary  for the  administration  of  pharmaceuticals,  from a network  retail pharmacy,  non-network  retail  pharmacy  or  through  the  National  Mail Order
Pharmacy. SMHS does not assume any risk under this new program.

On October 1, 2001, SMHS implemented the TRICARE for Life program.  This new DoD program provides continued TRICARE coverage to military family retirees over the age of 65 as a supplement to Medicare.  SMHS does not assume any risk under this new program.

Risk Management

We  maintain  general and  professional  liability  and  property  and  fidelity insurance  coverage in amounts that we believe are adequate for our  operations.
Effective  June 15, 2001 our health care  organization  and  provider  liability policy,  combined  with our  managed  care  organization  errors  and  omissions liability policy, provides insurance for professional, managed care, general and employee benefit  exposures with a self insured  retention of $500,000 per claim and a liability  limit of $10  million  per claim.  Our  combined  self  insured retention  aggregate limit on this policy is $15 million. We also have an excess professional  liability  policy which insures these risks for an additional  $15 million per claim and in the aggregate. Acts of liability prior to June 15, 2001 were insured as follows:  Nevada and Arizona liabilities for medical malpractice were  insured per claim and in the  aggregate  with a total limit of $20 million
(less any previous claims against the aggregate)  with a self insured  retention of $250,000 per claim with an aggregate retention of $1.5 million. Prior to June
15,  2001,  medical  malpractice  liability  in Texas  had a total  limit of $30 million  (less any  previous  claims  against the  aggregate)  with first dollar coverage.  All  managed  care risks  prior to June 15, 2001 was insured to a $25 million  liability limit (less any previous claims against the aggregate) with a
$15,000  deductible per claim. In addition,  we require all of our independently
contracted   provider   physician  groups,   individual   practice   physicians,
specialists,  dentists,  podiatrists  and other health care providers  (with the exception of certain  hospitals) to maintain  professional  liability  coverage.
Certain  of the  hospitals  with which we  contract  are  self-insured.  We also maintain stop-loss  insurance that reimburses us between 50% and 90% of hospital charges for each individual  member of our HMO or managed  indemnity plans whose hospital expenses exceed, depending on the contract, $75,000 to $200,000, during the contract year and up to $2.0 million per member per lifetime.

We also maintain excess catastrophic  coverage for one of our wholly-owned HMOs,
Health Plan of Nevada, Inc., or HPN, that reimburses us for amounts by which the ultimate net loss exceeds  $400,000,  but does not exceed the annual  maximum of
$19.6 million per  occurrence  and $39.2  million per contract.  In the ordinary course of business,  we are subject to claims that are not insured,  principally claims for punitive damages.

Effective  July 1, 1998, all workers'  compensation  claims with dates of injury occurring on or after that date were reinsured under a quota share and excess of loss  agreement,  which we refer to as "low level"  reinsurance,  with Travelers
Indemnity  Company of Illinois,  or Travelers.  Travelers is rated AA and A++ by
Fitch Ratings and the A.M. Best Company, respectively. The low level reinsurance provided  quota share  protection for 30% of the first $10,000 of each loss, and excess of loss  protection of 75% of the next $40,000 of each loss,  and 100% of the next $450,000 on a per  occurrence  basis.  The maximum net loss retained on any one claim ceded  under this treaty was  $17,000.  This  agreement  continued
until June 30, 2000,  when we  exercised an option for a twelve month  extension relating to the run-off of policies in force as of June 30, 2000,  which covered claims arising under such policies during the term of the extension.

In addition to the low level  reinsurance,  effective January 1, 2000 we entered into a reinsurance  contract that provides  statutory  (unlimited)  coverage for workers' compensation claims in excess of $500,000 per occurrence.  The contract is in effect for claims  occurring on or after January 1, 2000 through  December
31,  2002.  There is a twelve month run out  provision in the contract  which we intend to execute.  The reinsurer,  National Union Fire  Insurance  Company,  is rated AAA and A++ by Fitch Ratings and the A.M. Best Company, respectively.

When the low level  reinsurance  agreement expired on June 30, 2000, as a result of a general  tightening of the reinsurance  market as well as the impact of the increased  loss  experience  in  California,  a comparable  type of  reinsurance program was unavailable in the market and those  reinsurers  which were offering other forms of lower retention  programs were charging premiums that we believed were not cost  justified.  Therefore,  effective July 1, 2000, we entered into a reinsurance  contract with National Union Fire  Insurance  Company that provided
$250,000 of coverage for workers'  compensation claims in excess of $250,000 per occurrence.  The  contract was in effect for claims  occurring on policies  with effective  dates  beginning July 1, 2000 and thereafter and for claims  incurred prior to July 1, 2001. As a result of the general  tightening of the reinsurance market,  we expect all of our  insurance  costs to increase  significantly  upon renewal.

Information Systems

We use information systems to support, among other things, pricing our services, monitoring  utilization  and other  cost  factors,  providing  bills on a timely basis, identifying accounts for collection, processing claims for reimbursement, delivering  customer  service and  handling  various  accounting  and  reporting functions.  In 2001,  we upgraded some of our core  application  systems to more current  releases to ensure that we maintain  the  vendors'  support for ongoing maintenance and enhancements.  We also expanded our secure Internet-based access to basic eligibility,  benefits and claims information to health care providers, covered members,  group customers and brokers.  We view our information  systems capability as critical to the  performance of ongoing  administrative  functions and integral to quality  assurance and the  coordination of patient care. We are continually  modifying or improving our information  systems  capabilities in an effort to improve operating efficiencies and service levels.

Quality Assurance and Improvement

We promote  continuous  improvement  in the  quality of member  care and service through our quality programs.  Our quality programs are a combination of quality assurance activities, including the retrospective monitoring and problem solving associated with the quality of care delivered and continuous quality improvement activities  including  the trending and analysis of ongoing  aggregate  data for purposes of prospective planning.

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

Several independent organizations have been formed for the purpose of responding to external  demands for  accountability  in the health care  industry.  We have voluntarily elected to be evaluated by two of these external organizations,  the
National   Committee  for  Quality   Assurance,   or  NCQA,   and  the  American
Accreditation   Healthcare   Commission,   or  URAC.  NCQA  is  an  independent,
not-for-profit organization that evaluates managed care organizations. URAC is a non-profit  charitable  organization  founded in 1990 to establish standards for the managed care industry.

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

HPN,  Sierra  Health and Life  Insurance  Co. Inc.,  or SHL,  Sierra  Healthcare
Options,  Inc. and Behavioral  Healthcare Options,  Inc. utilization  management operations  were "Fully  Accredited" by URAC,  under URAC's "Health  Utilization
Management, or UM, Standards" program. URAC's health UM accreditation program is the largest and most  recognized  program of its type in the United States.  The health UM standards are meant to ensure  organizations  follow a process that is clinically sound, promotes quality care and respects members' rights. The health
UM standards address eight categories including the following:  confidentiality,
staff   qualifications,   program   qualifications,   information   upon   which
organizations conduct UM, procedures for review determination and procedures for appeals of determinations not to certify (expedited and standard appeals).  Once the review team is satisfied  that the  organization  is in compliance  with the
Standards, the accreditation  application is forwarded to the URAC Accreditation committee.  This  Committee  consists  of  representatives  from the URAC member organizations and industry experts.  Final approval for accreditation is made by
URAC's  executive  committee.  URAC  accreditation  is awarded for two years, we received our latest accreditation in 2001.

There  can be no  assurance,  however,  that we  will  maintain  NCQA  or  other accreditations  in the future and there is no basis to predict what  effect,  if any, the lack of NCQA or other  accreditations  could have on HPN's  competitive position in Nevada.

Underwriting

HMO. We structure premium rates for our various health plans primarily through a community  rating by class method.  Under the community  rating by class method, all  costs of basic  benefit  plans for our  entire  membership  population  are aggregated.  These  aggregated  costs are calculated on a "per member per month"
basis and converted to premium rates for various coverage types,  such as single or  family  coverage.  Actuarial  adjustments  to  premium  rates  are  made for demographic variations specific to each employer group including the average age and sex of  their  employees,  group  size and  industry.  All  employees  of an employer  group  are  charged  the same  premium  rate if the same  coverage  is selected.

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

Workers'  Compensation.  Prior to insuring a particular  risk, we review,  among other  factors,  the  employer's  prior  loss  experience  and  other  pertinent underwriting  information.  Additionally,  we determine  whether the  employer's employment classifications are among the classifications that we have elected to insure and if the amounts of the premiums for the classifications are within our guidelines.  We review these  classifications  periodically to evaluate  whether they are profitable.  Of the  approximately  500 employment  classifications  in
California,  we are  willing to insure  approximately  one-half.  The  remaining classifications are either excluded by our reinsurance treaty or are believed by us to be  too  hazardous  or  not  profitable.  In  addition,  we  increase  our
requirements  for  certain   classifications   to  increase  the  likelihood  of
profitability.

Once an employer has been insured by us, our loss control  department may assist the insured in developing  and  maintaining  safety  programs and  procedures to minimize on-the-job injuries and industrial health hazards.  The safety programs
and  procedures  vary  from  insured  to  insured.   Depending  upon  the  size,
classifications and loss experience of the employer, our loss control department will  periodically  inspect the  employer's  place of business and may recommend changes  that  could  prevent  industrial  accidents.  In  addition,  severe  or recurring injuries may also warrant on-site  inspections.  In certain instances, members of our loss control department may conduct special educational  training sessions  for  insured  employees  to assist  in the  prevention  of  on-the-job injuries.  For  example,  employers  engaged  in  contracting  may be  offered a training  session on general first aid and  prevention of injuries from specific work exposures.

Competition

HMO and Managed  Indemnity.  Managed care companies and HMOs operate in a highly competitive  environment.  Our major  competition is from  self-funded  employer plans, PPO networks,  other HMOs, such as Nevada Care, Inc.,  Pacificare  Health
Systems,  Inc.,  and  Aetna and  traditional  indemnity  carriers,  such as Blue
Cross/Blue  Shield.  Many of our  competitors  have  substantially  larger total enrollments,  greater financial resources and offer a broader range of products.
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

Workers'  Compensation.  Our workers'  compensation  business is concentrated in
California,  a state  where the  workers'  compensation  insurance  industry  is extremely  competitive.  When open rating became effective for  policyholders in
1995, there were substantial reductions in premiums. Starting in the latter part of 1999 however, we and other carriers began increasing rates. In 2000 and 2001, we  received  increases  on  policies  renewed  in  California  of 26% and  38%,
respectively.   Based  on  public   information,   other   California   workers'
compensation  companies  issued  year 2001  policies at rates  averaging  22% in excess of the  expiring  rates.  For the first two months of 2002,  the  average renewal rate increase for our California policies was approximately 33%.

Approximately 160 companies wrote workers' compensation  insurance in California in 2001,  including the State Compensation  Insurance Fund, which is the largest writer in California. Many of our competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage and have greater financial resources and distribution capability than we do.

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

The National  Association of Insurance  Commissioners  requires that we submit a formal  actuarial  opinion  concerning loss reserves with each statutory  annual report. The annual report must be filed with each applicable state department of insurance on or before March 1st of the succeeding  year. The actuarial  opinion must be signed by a qualified  actuary as  determined  by the  applicable  state insurance regulators.  We retain the services of a qualified independent actuary to periodically review our loss reserves.

We review the adequacy of our reserves on a periodic basis and consider external forces including changes in the rate of inflation,  the regulatory  environment, the judicial  administration  of claims,  medical  costs and other  factors that could  cause  actual  losses  and loss  adjustment  expenses,  or LAE to change.
Reserves are reviewed with our independent actuary at least annually and usually twice a year. The actuarial  projections include a range of estimates reflecting the uncertainty of projections. We evaluate the reserves in the aggregate, based upon the actuarial  indications,  and make adjustments  where  appropriate.  Our consolidated  financial statements provide for reserves based on the anticipated ultimate cost of losses.  We also  supplement our analyses by comparing our paid losses and incurred losses to similar data provided by the Workers' Compensation
Insurance Rating Bureau of California for all California  workers'  compensation insurance companies.

Government Regulation and Recent Legislation

HMOs and Managed Indemnity.  Federal and state governments have enacted statutes that  extensively  regulate the activities of HMOs. Among the areas regulated by federal and state law are the scope of benefits available to members, grievances and appeals, prompt payment of claims, premium structure,  procedures for review of quality assurance,  enrollment requirements, the relationships between an HMO and its health care  providers and members,  licensing and financial  condition.
Government  concerns regarding  increasing health care costs and quality of care could result in new or additional state or federal legislation that would impact health care companies, including HMOs, PPOs and other health insurers.

Government regulation of health care coverage products and services is a dynamic area of law  that  varies  from  jurisdiction  to  jurisdiction.  Amendments  to
existing  laws  and   regulations   are   continually   being   considered   and
interpretation  of the  existing  laws  and  rules  changes  from  time to time.
Regulatory agencies generally exercise broad discretion in interpreting laws and promulgating regulations to enforce their interpretations.

While we are unable to predict what legislative or regulatory  changes may occur or the impact of any particular  change,  our  operations and financial  results could be negatively affected by any legislative or regulatory requirements.  For example,  any  proposals to eliminate or reduce the Employee  Retirement  Income
Security Act, or ERISA,  which regulates  insured and  self-insured  health care coverage  plans  offered  by  employers,  pre-emption  of state  laws that would
increase  litigation  exposure,   affect  underwriting  practices,   limit  rate
increases, require new or additional benefits or affect contracting arrangements
(including proposals to require HMOs and PPOs to accept any health care provider willing  to  abide by an HMO's or  PPO's  contract  terms)  may have a  material adverse  effect on our business.  The continued  consideration  and enactment of
"anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

The Secretary of the U.S.  Department of Health and Human Services,  or HHS, has
established a committee on regulatory  reform.  This  committee  will help guide
HHS' efforts to streamline  unnecessarily burdensome and inefficient regulations for the Medicare and Medicaid populations, both of which we arrange services for under our managed care programs.

In  addition  to changes in  existing  laws and  regulations,  we are subject to
audits,   investigations  and  enforcement   actions.   These  include  possible
government actions relating to ERISA, the Federal Employees Health Benefit Plan,
federal  and  state  fraud  and  abuse  laws and laws  relating  to  utilization management  and the  delivery  and  payment of health  care.  In  addition,  our
Medicare  business  is  subject  to  Medicare  regulations  promulgated  by CMS.
Violation of  government  laws and  regulations  may result in an  assessment of damages,  civil or criminal fines or penalties,  or other  sanctions,  including exclusion from participation in government programs. In addition,  disclosure of any adverse  investigation or audit results or sanctions could negatively affect our reputation in various  markets and make it more difficult for us to sell our products and services.

There has been  Congressional  activity in Washington D.C.  relative to Medicare and the  Medicare+Choice  programs.  Unfortunately,  Congress concluded the 2001 legislative  session  without taking final action on issues of importance to us, including increased funding for the Medicare+Choice programs and repeal or delay of the "lock-in" requirement.

The "lock-in"  provisions  become effective January 1, 2002. Under the "lock-in"
provisions  of  the  Medicare+Choice  program,  beneficiaries  may  elect  plans
(including other plans offered by a Medicare+Choice  Organization  (M+CO) or the original Medicare plan) only during the Annual Election Period (AEP) in November or once during the Open Enrollment  Period (OEP) from January through the end of
June.  Starting in 2003,  the OEP extends only from  January  through the end of
March.  With a few  exceptions,  a  Medicare  beneficiary  cannot  enroll  in or disenroll from a Medicare+Choice  plan, or return to the original Medicare plan, at any other time of the year.

We have HMO  licenses  in Nevada,  Texas and  Arizona.  Our HMO  operations  are subject to  regulation  by the Nevada  Division of  Insurance,  the Nevada State
Board of Health, the Texas Department of Insurance and the Arizona Department of
Insurance.  In May 2001, we terminated our HMO operations in Arizona and filed a withdrawal plan with the Department of Insurance in Texas to terminate our Texas
HMO operations  effective on April 17, 2002 for business reasons. As part of the withdrawal  plan from Texas, we terminated our CMS  Medicare+Choice  and Federal
Employees Health Benefits Program contracts at the end of 2001.

Our HMOs are  federally  qualified  under the Federal HMO Act and are subject to the Act and its regulations.  In order to obtain federal  qualification,  an HMO must,  among other  things,  provide its  members  certain  services on a fixed, prepaid fee basis and set its premium  rates in accordance  with certain  rating principles  established  by federal law and  regulation.  The HMO must also have quality  assurance  programs in place with respect to our health care providers.
Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because  of a  person's  health,  and may  not  expel  or  refuse  to  re-enroll individual members because of their health or their need for health services.

Our managed indemnity health insurance  subsidiary is domiciled and incorporated in California  and is licensed in 43 states and the District of Columbia.  It is subject to licensing  and other  regulations  of the  California  Department  of
Insurance as well as the insurance  departments  of the other states in which it operates or holds licenses.

Our HMO and health  insurance  subsidiary  insurance  premium rate increases are subject to various state insurance department approvals.

Our Nevada HMO and  managed  indemnity  health  insurance  subsidiary  currently maintain a home office and a regional  home office,  respectively,  in Las Vegas and,  accordingly,  are eligible for certain  premium tax credits in Nevada.  We intend  to take all  necessary  steps to  continue  to comply  with  eligibility requirements for these credits.  The elimination or reduction of the premium tax credit would have a material adverse effect on our results of operations.

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
These statutes prohibit certain business  practices and relationships  involving the  referral of  patients  for the  provision  of health care items or services under certain  circumstances.  Violations of the  Anti-kickback  Statute and the
Stark Amendments may result in criminal  penalties,  civil sanctions,  fines and possible  exclusion  from the Medicare,  Medicaid and other federal  health care programs.  Similar  penalties are provided for violation of state  anti-kickback and  anti-referral  laws. HHS has issued  regulations  establishing and defining
"safe  harbors"  with  respect  to  the  Anti-kickback  Statute  and  the  Stark
Amendments.  We believe that our business  arrangements  and  operations  are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the  relevant  safe  harbors.  However,  there  can  be no  assurance  that  (i)
government  officials charged with responsibility for enforcing the prohibitions of the  Anti-kickback  Statute  and the  Stark  Amendments  or Qui Tam  relators purporting  to act on  behalf  of the  Government  will not  assert  that we, or certain  conduct in which we are involved,  are in violation of those  statutes;
and (ii) such statutes will  ultimately be interpreted by the courts in a manner consistent with our interpretation.

We  participate  in a  consortium  of health plans whose work  includes  seeking legislative  permanency  for  the  Social  HMO  programs.  The  Social  HMO is a
Medicare+Choice  demonstration  program  that  enables  our  Nevada HMO to offer extended benefits to seniors will expire at the end of 2003. The majority of our
Medicare members are enrolled in the Social HMO program and the  discontinuation of the  program  may  negatively  impact  our  operating  results  or  financial condition.

The Federal Health  Insurance  Portability  and  Accountability  Act of 1996, or
HIPAA,  contains  provisions that impact us and will require operational changes as various federal departmental regulations required by the Act are promulgated.
With certain  conditions  imposed,  the compliance  date of the regulation  that establishes standards for electronic transactions and code sets has been delayed one year to October 1, 2003.  One of the  conditions of the delay is that health plans must  request  an  extension  of time by filing a summary  report of their implementation  plans with HHS by October 16, 2002.  We intend on  requesting an extension of time by filing a summary report prior to the October deadline.  The health information  privacy rule component of HIPAA requires compliance by April
14, 2003.

Work is  underway  to meet the  requirements  of all HIPAA  related  regulations
impacting  us.   Failure  to  comply  with  the  standards  and   implementation
specifications  of HIPAA regulations could result in investigation by the Office of Civil  Rights  of HHS and the  imposition  of  criminal  penalties  and civil sanctions,  including  fines.  At this  time,  we  cannot  quantify  the cost of compliance or the impact it will have on our business. There can be no assurance that  the  costs to  implement  and to  comply  will not  adversely  affect  our operating results or financial condition.

In November  2000,  the  Department of Labor  published the final  regulation on
ERISA  claims  procedures,  the first  major  revision  of the  existing  claims procedure  requirements  since  1977.  The  regulation  applies to all  employee benefit  plans  governed by ERISA,  whether the benefits  are  provided  through insurance  products or are self-funded.  This regulation impacts our third party administrator  services and potentially  other  operations and will apply to all claims filed on or after January 1, 2002.

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

Typically,  states mandate  participation  in insurance  guaranty  associations,
which  assess   solvent   insurance   companies  in  order  to  fund  claims  of
policyholders of insolvent insurance companies. Under this arrangement, insurers can be  assessed  up to 1%, or 2% in certain  states,  of  premiums  written for workers' compensation insurance in that state each year to pay losses and LAE on covered claims of insolvent insurers. In certain states, insurance companies are allowed to recoup such assessments from policyholders while several states allow an offset against premium taxes. In California, insurance companies are required to recoup guaranty fund assessments from policyholders.  California  assessments are recorded as an asset and all other assessments are expensed as incurred.

Starting in 2000,  the  California  Insurance  Guarantee  Association,  or CIGA,
issued  assessments  as a result  of the  insolvency  of the  insurers  owned by
Superior  National  Insurance  Group and other insolvent  workers'  compensation insurance  companies.  The  assessments  are initially  made on direct  premiums written reported in the prior year and are  subsequently  adjusted to the actual direct  premiums  written in the  following  year.  For example,  CIGA issued an assessment  in 2000  using  the 1999  direct  premiums  written  as the  initial assessment.  We began recouping the assessment on policies  effective January 1,
2001. Our initial  assessment will be adjusted to our actual premiums written in
2001. Any difference  between the actual and initial  premiums  written would be either refunded to the member insurer, in the case of lower actual premiums,  or an additional  assessment  imposed,  in the case of higher actual  premiums.  In addition,  any excess  assessments that we recoup would have to be paid to CIGA.
The CIGA assessments are recorded as an asset, which is reduced as we recoup the assessments.  On an on-going  basis,  we evaluate the asset for  impairment.  In
2000, CIGA assessed us 1% of the 1999 direct premiums  written for $1.2 million.
In 2001,  CIGA  assessed  us 2% of the 2000  direct  premiums  written  for $3.1 million.  In January  2002,  CIGA  assessed an  additional 2% of the 2000 direct written premiums for $3.1 million. These assessments are being recouped starting with policies effective January 1, 2001 through December 31, 2003.

There were no assessments by non-California states in 2000 and total assessments by all other states were less than $300,000 in 2001. It is likely that guarantee fund assessments related to insolvent workers' compensation  insurance companies will continue for the next several years.

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

Deposits.  Our HMO and insurance  subsidiaries  are required by state regulatory agencies to maintain  certain  deposits and must also meet certain net worth and reserve requirements.  The HMO and insurance  subsidiaries had restricted assets on deposit in various  states  totaling  $26.0 million at December 31, 2001. The
HMO and insurance  subsidiaries  must also meet requirements to maintain minimum stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction  with  the  Kaiser-Texas  acquisition,  TXHC  entered  into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million,  on a statutory basis, until certain income levels are  achieved.  In  conjunction  with the exit from the Texas  HMO  health  care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain  deposits and net worth of $3.5 million.  We believe we are in compliance with our regulatory requirements.

Dividends.  Our HMO and insurance subsidiaries are restricted by state law as to the  amount  of  dividends  or  distributions  that can be  declared  and  paid.
Moreover, insurance companies and HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends or distributions without providing the state insurance  commissioner with 30 days prior notice, during which period the  commissioner  may disapprove  the payment.  An  "extraordinary  dividend or distribution"  is  generally  defined as a dividend or  distribution  whose fair market value  together with that of the other  dividends or  distributions  made within the  preceding  12 months  exceeds  the greater of (i) ten percent of the insurer's  surplus  as of the  preceding  December  31 or  (ii)  net  gain  from operations  of an  insurer,  if a  life  insurer,  or net  income  if not a life insurer, for the 12-month period ending on the preceding December 31.

In addition,  our  California  domiciled  insurance  subsidiaries  may not pay a dividend  without the prior approval of the state insurance  commissioner to the extent the cumulative  amount of dividends or distributions  paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized  gains  included  in any  such  amount)  on the  insurer's  statutory statement as of the previous December 31.

In 2001,  California  Indemnity Insurance Company received prior approval to pay an aggregate of $10 million in  dividends,  all of which was used to purchase or retire the subordinated debentures.

We are not in a position to assess the likelihood of obtaining  future  approval for the payment of  dividends  other than those  specifically  allowed by law in each of our subsidiaries' state of domicile.

No prediction can be made as to whether any  legislative  proposals  relating to dividend rules in the domicilliary  states of our  subsidiaries  will be made or adopted in the future,  whether the  insurance  departments  of such states will impose either  additional  restrictions  in the future or a  prohibition  on the ability of our regulated  subsidiaries to declare and pay dividends or as to the effect of any such proposals or restrictions on our regulated subsidiaries.

Employees

We had approximately 3,600 employees as of March 15, 2002. None of our employees are covered by a collective bargaining agreement.  We believe that our relations with our employees are good.

Note on Forward-Looking Statements and Risk Factors

Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934, both as amended.

The forward looking statements regarding Sierra Health Services, Inc.'s business and results of operations should be considered by our stockholders or any reader of our business or financial  information  along with the risk factors discussed
below.   All   statements   other  than   statements  of  historical   fact  are
forward-looking  statements for purposes of federal and state  securities  laws.
The cautionary  statements are made pursuant to the "safe harbor"  provisions of the Private Securities  Litigation Reform Act of 1995, as amended,  and identify important  factors that could cause our actual results to differ materially from those  expressed  in any  projected,  estimated  or  forward-looking  statements relating to us. These forward-looking  statements are identified by their use of
terms  and  phrases  such  as  "anticipate,"   "believe,"  "could,"  "estimate,"
"expect,"  "hope,"  "intend,"  "may,"  "plan,"  "predict,"  "project,"  "seeks,"
"will," "continue," and other similar terms and phrases, including references to assumptions.  Such  forward-looking  statements may be contained in the sections
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations" and "Business," among other places.

Although   we  believe   that  the   expectations   reflected   in  any  of  our
forward-looking   statements  are   reasonable,   actual  results  could  differ
materially  from  those  projected  or  assumed  in any  of our  forward-looking statements.

In making these  statements,  we disclaim any intention or obligation to address or update each factor in future filings or communications regarding our business or results, and we do not undertake to address how any of these factors may have caused changes to discussions  or information  contained in previous  filings or communications.  In  addition,  any of the  matters  discussed  below  may  have affected  our past  results and may affect  future  results,  so that our actual results  may  differ  materially  from  those  expressed  here  and in  prior or subsequent communications.

We urge you to review carefully the section below,  "Risk Factors," in this 2001
Form  10-K  for a more  complete  discussion  of the  risks  associated  with an investment in our securities.

Risk Factors

We are exiting the Texas health care market and we will cease providing coverage on April 17,  2002.  We have  recorded  reserves  and accrued  expenses  for all anticipated  exit-related  costs  but  unanticipated  expenses  could  result in additional losses during the run-out period.

We are exiting the Texas health care market and will stop providing  health care services on April 17, 2002.  Unanticipated expenses,  primarily related to legal matters  and  provider  settlements,  could  result  in  additional  losses.  In addition,  we are  limited by our credit  facility in the amount of funds we can provide to our Texas health care operations.  Should we exceed our limits,  then we would need  approval by our banks to waive or amend this covenant or we would be in default.

A variety of factors  beyond our control could affect our results of operations.
Our results of operations can be adversely affected by the following:

     o    Loss of  health  care  premium  and  workers'  compensation  insurance premium revenues due to heightened competition;

     o    Inadequate   premium   revenues   due   to   heightened   competition,
          miscalculations  of underlying  healthcare  and workers'  compensation costs  and  other  factors  in our rate  filings  and in  underwriting accounts;

     o    Significant reductions in retaining accounts and members;

     o    Inability or delays in making  timely  changes to health care benefits to offset the impact of inadequate premium rates;

     o    Loss of Medicare, Medicaid or TRICARE contracts;

     o    Inability  to timely and fairly  negotiate  TRICARE  change  orders or contract bid price adjustments with the Department of Defense;

     o    Inability to effectively  manage the TRICARE  contract and our at-risk members;

     o    Loss of or significant changes in our health care provider contracts;

     o    Inability  or  unwillingness  of our  contracted  providers to provide health care services to our members;

     o    Significantly higher costs of medical malpractice  insurance,  reduced coverage that  increases our risk  exposure or the  unavailability  of coverage that either affect us or our contracted providers;

     o    Terrorist  acts that directly  affect the operation of our business or our customers, policyholders and members;

     o    A sustained  and severe  economic  recession,  especially in Nevada or
          California;

     o    Adverse  loss   development   on  healthcare   payables  and  workers'
          compensation insurance reserves resulting from unanticipated increases or changes in our claims costs;

     o    Inability  or   unwillingness   of  our   reinsurers  to  honor  their
          contractual obligations;

     o    Adverse  legal  judgments  that are not covered by  insurance  or that indirectly  impact our  ability to obtain  insurance  in the future at reasonable costs;

     o    Significant declines in investment rates;

     o    New legislation,  regulations or their interpretations,  including the impact of new  legislation  enacted  in  California  in 2002 that will increase  benefits to injured workers  starting January 1, 2003, which increase  our costs and exposure to lawsuits  without a  corresponding increase in revenues;

     o    Inability to implement  HIPAA privacy rules on a timely,  accurate and cost effective basis;

     o    A ratings downgrade from insurance rating agencies,  such as A.M. Best
          Company  and  Fitch  Ratings,  and from  health  care  quality  rating organizations, such as the National Committee for Quality Assurance;

     o    Inability  to  maintain  or  enhance,  as  required,   our  management
          information systems;

     o    Inability to expand our  e-business  initiatives on a timely basis and in compliance with government regulations; or

     o    Power  interruptions  in California,  where our workers'  compensation operations' main computer systems reside.

Our  reinsurance  costs may  significantly  increase or coverage may be limited, which could  adversely  impact us.

Due to the  September  11,  2001  terrorist  acts,  the  reinsurance  market has contracted and reinsurance premium rates have significantly  increased.  We also expect that  reinsurers  will try to limit their  future  exposure to  terrorist acts.  If we are  unable  to  adequately  increase  our  premiums  to cover  the anticipated  increase in our reinsurance costs or the increase in risk exposure, our operating results and financial condition may be materially affected.

If we are unable to comply with the terms of our credit facility,  our borrowing costs  could  increase  and  if we  cannot  refinance  or  pay  the  outstanding indebtedness  under the credit  facility  at  maturity,  our  business  could be adversely affected.

We entered  into an  amended  $185  million  credit  facility  with the banks on
December 15, 2000, and this credit  facility is guaranteed by our  subsidiaries.
As of December 31, 2001, the  outstanding  balance under our credit facility was
$89 million and the credit facility limit was reduced to $117 million. The total availability  will be reduced by $6.0  million on June 30, 2002 and December 31,
2002 and finally by $10.0 million on June 30, 2003.  There is no assurance  that we will be able to obtain  future  waivers if we are unable to meet the covenant requirements or to cure a default on a timely basis.  Failure to obtain a waiver or to cure a default on a timely  basis  could  result in  significantly  higher borrowing  costs  and/or a demand  for  payment  of the  principal.  The  credit facility  matures on September  30, 2003 and there is no  assurance  that we can successfully  refinance or pay this debt when it matures. In addition, the loans bear interest at a fluctuating rate, which could result in significantly  higher borrowing costs.

We are limited under our credit  facility in the amount of funds we can transfer to our discontinued Texas HMO health care operations.  If we transfer more funds during the run-out  period then we are  allowed,  we would be out of  compliance with our credit  facility.  If additional  funds are needed by our  discontinued
Texas HMO health care operations and we do not transfer such funds,  they may be in violation  of certain  insurance  regulations.

Under the terms of our credit  facility  agreement,  after September 30, 2001 we can invest an additional  $5.0 million in the Texas  operations  and replace the
Texas real estate assets with cash and notes up to $46 million.  Under the terms of the  amended  and  restated  agreement,  the use of  Sierra  funds to pay the outstanding Texas mortgage note of $29.2 million is not considered an investment in the Texas operations. During the fourth quarter of 2001, we invested in Texas the full $5.0 million  allowed under the amended and restated  agreement.  If we had to invest more than we are allowed,  we would be required to get a waiver or an amendment to our agreement or be out of compliance.  If additional  funds are needed  by our  discontinued  Texas HMO  health  care  operations  and we do not transfer such funds, they may be in violation of certain  insurance  regulations and we may be required to get a waiver or an  amendment  to our  agreement or be out of  compliance.  There is no  assurance  that if we needed a bank  waiver or amendment  that we would be able to  obtain  it.  Failure  to obtain a waiver or amendment could result in  significantly  higher borrowing costs and/or a demand for payment of the principal.

If we fail to qualify for the Nevada home office tax credit,  our tax costs will increase.

Under  existing  Nevada law, a 50% premium tax credit is generally  available to
HMOs and  insurers  that own and  substantially  occupy home offices or regional home offices within Nevada. In connection with the settlement of a prior dispute
concerning  the  premium  tax  credit,   the  Nevada   Department  of  Insurance
acknowledged  in November 1993 that our HMO and insurance  subsidiaries  met the statutory  requirements  to qualify for this tax  credit.  We intend to take all necessary steps to continue to comply with these  requirements.  The elimination or  reduction  of the  premium  tax  credit,  or our  failure to qualify for the premium  tax  credit,  would have a material  adverse  effect on our  results of operations.

We  depend  on our  management  for our  success  and the  loss of our  founder,
Chairman of the Board and Chief Executive  Officer could have a material adverse effect on our  business.

Our success has been  dependent to a large extent upon the efforts of Anthony M.
Marlon,  M.D., our founder,  Chairman of the Board and Chief Executive  Officer,
who  has  an  employment  agreement  with  us.  Although  we  believe  that  the development  of our  management  staff has made us less dependent on Dr. Marlon, the loss of Dr.  Marlon  could  still  have a  material  adverse  effect  on our business.

The price of our common stock has been  volatile and we cannot  assure you as to the price at which our common  stock will  trade in the  future.

There has been  significant  volatility  in the market  prices of  securities of companies in the health care industry,  including the price of our common stock.
Many factors,  including medical cost increases,  research  analysts'  comments, announcements  of new legislative  and regulatory  proposals or laws relating to health care  reform,  investor  expectations,  the trading  volume of our common stock, litigation and general economic and market conditions, will influence the trading price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

On December 28, 2000, we finalized a  sale-leaseback  transaction  that included the majority of our administrative and clinical properties in Las Vegas totaling approximately  478,000 square feet. The lease is for a term of fifteen years and we have the option of five 5-year renewal periods.  We lease  additional  office and clinical space in Nevada  totaling  approximately  142,000 and 36,000 square feet, respectively. HPN and SHL have retained ownership of a 134,000 square foot administrative  building at their Las Vegas  headquarters,  which  serves as the home office and a regional  home office for our Nevada HMO and health  insurance subsidiaries, respectively.

In conjunction with the Kaiser-Texas acquisition, we purchased eight medical and office facilities with approximately  323,000 square feet of clinical facilities and  approximately  175,000  square  feet of  administrative  facilities.  These buildings are subject to a deed of trust note with an original  balance of $35.2 million and a remaining principal balance of $22.7 million at December 31, 2001.
Approximately  47,000  square feet of the clinical and 60,000 square feet of the administrative  space are leased by outside parties.  The Texas assets have been written  down to market  value and are  included  in the assets of  discontinued
operations.  We are  actively  seeking a buyer  for the  assets  and  anticipate selling them by the end of 2002.

The workers'  compensation  subsidiary is  headquartered in Nevada and subleases space from us in one of the buildings included in the sale-leaseback transaction as well as an additional approximately 75,000 square feet of leased office space in California, Colorado and Texas.

We lease  approximately  125,000  square feet of office  space in other  various states as needed  for the  military  subsidiary's  administrative  headquarters,
TRICARE service centers and other regional operations.

We believe  that  current and planned  clinical  space will be adequate  for our present needs. However,  additional clinical space may be required if membership expands in southern Nevada.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation includes, for example, claims of medical malpractice, claims for coverage or payment for medical services  rendered to HMO members and insureds and claims by providers  for payment for medical  services  rendered to
HMO  members.   Also  included  in  such  litigation  are  claims  for  workers'
compensation and claims by providers for payment of medical services rendered to injured workers.  In the opinion of our management,  the ultimate  resolution of pending  legal  proceedings  should  not have a material  adverse  effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Market Information

Our common  stock,  par value  $.005 per share (the  "Common  Stock"),  has been listed on the New York Stock  Exchange under the symbol SIE since April 26, 1994 and,  prior to that,  had been listed on the American  Stock  Exchange since our initial public  offering on April 11, 1985.  The following  table sets forth the high and low sales  prices  for the  Common  Stock for each  quarter of 2001 and
2000.

         Period                                                                    High                Low
         ------                                                                    ----                ---

         2001
             First Quarter........................................                $ 6.70             $3.59
             Second Quarter.......................................                  7.04              4.06
             Third Quarter........................................                 10.97              6.35
             Fourth Quarter.......................................                  9.75              6.97

         2000
             First Quarter........................................                $ 8.25             $4.31
             Second Quarter.......................................                  5.13              2.75
             Third Quarter........................................                  4.75              2.44
             Fourth Quarter.......................................                  6.00              2.75

On March 18, 2002, the closing sale price of Common Stock was $11.62 per share.

Holders

The number of record  holders of Common  Stock at March 15, 2002 was 211.  Based upon  information  available  to us, we believe  there are  approximately  6,200 beneficial holders of the Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial information for the years  indicated.  The table should be read in conjunction with the Consolidated
Financial Statements and the related Notes thereto, "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and other information which  appears  elsewhere  in this 2001 Form  10-K.  The  selected  consolidated financial  data below has been derived from our audited  Consolidated  Financial
Statements.

                                                                                      Years Ended December 31,
                                                                     2001         2000         1999           1998            1997
                                                                  ----------   ----------   ----------     ----------     ----------
                                                                                (In thousands, except per share data)
Statements of Operations Data:
OPERATING REVENUES:
   Medical Premiums.........................................    $   718,994   $  637,769   $  594,966       $ 528,759      $481,449
   Military Contract Revenues...............................        338,918      330,352      287,398         204,838         4,346
   Specialty Product Revenues...............................        183,306      135,844       94,221         148,368       146,211
   Professional Fees........................................         28,985       33,102       42,069          43,609        31,238
   Investment and Other Revenues............................         21,298       22,513       20,411          28,898        25,912
                                                                  ---------    ---------    ---------        --------       -------
     Total..................................................      1,291,501    1,159,580    1,039,065         954,472       689,156
                                                                  ---------    ---------    ---------        --------       -------

OPERATING EXPENSES:
   Medical Expenses.........................................        608,757      576,738      534,606         440,265       391,507
   Military Contract Expenses...............................        331,621      323,265      276,493         196,625         4,193
   Specialty Product Expenses...............................        188,574      152,733       96,487         142,258       143,082
   General, Administrative and Marketing Expenses...........        117,717      105,314       94,428          95,633        87,164
   Asset Impairment, Restructuring,
      Reorganization and Other Costs (1)....................                      33,836        7,808          13,851        29,350
                                                                  ----------   ---------    ---------        --------       -------
     Total..................................................      1,246,669    1,191,886    1,009,822         888,632       655,296
                                                                  ---------    ---------    ---------        --------       -------

OPERATING INCOME (LOSS) FROM
    CONTINUING OPERATIONS...................................         44,832      (32,306)      29,243          65,840        33,860

INTEREST EXPENSE AND OTHER, NET.............................        (18,563)     (19,362)     (16,511)         (7,021)       (3,873)
                                                                  ---------    ---------    ---------        --------       -------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES..........................         26,269      (51,668)      12,732          58,819        29,987

(PROVISION) BENEFIT FOR INCOME TAXES........................         (8,803)      12,875       (2,209)        (13,796)       (3,234)
                                                                  ---------    ---------    ---------        --------       -------

NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS....................................         17,466      (38,793)      10,523          45,023        26,753

LOSS FROM DISCONTINUED OPERATIONS...........................        (13,980)    (161,122)     (15,154)         (5,427)       (2,512)
                                                                  ---------    ---------    ---------        --------       -------

NET INCOME (LOSS)...........................................   $      3,486   $ (199,915)  $   (4,631)      $  39,596     $  24,241
                                                                  =========    =========    =========        ========       =======

EARNINGS PER COMMON SHARE (2):
   Net Income (Loss) From Continuing Operations.............          $0.63       $(1.43)       $0.39           $1.65         $0.99
   Loss from Discontinued Operations........................          (0.50)       (5.94)       (0.56)          (0.20)        (0.09)
                                                                      -----        -----        -----          ------         -----
   Net Income (Loss)........................................          $0.13       $(7.37)      $(0.17)          $1.45         $0.90
                                                                       ====        =====        =====            ====          ====
   Weighted Average Number of Common
     Shares Outstanding.....................................         27,685       27,142       26,927          27,391        27,013
                                                                     ======       ======       ======          ======        ======

EARNINGS PER COMMON SHARE ASSUMING DILUTION (2):
   Net Income (Loss) From Continuing Operations.............          $0.61       $(1.43)       $0.39           $1.63         $0.97
   Loss from Discontinued Operations........................          (0.49)       (5.94)       (0.56)          (0.20)        (0.09)
                                                                      -----        -----        -----           -----         -----
   Net Income (Loss)........................................          $0.12       $(7.37)      $(0.17)          $1.43         $0.88
                                                                       ====        =====        =====            ====          ====
   Weighted Average Number of Common
     Shares Outstanding Assuming Dilution...................         28,509       27,142       26,996          27,747        27,426
                                                                     ======       ======       ======          ======        ======

                                                                                               December 31,
                                                                  2001           2000             1999            1998            1997
                                                               ----------    ----------       -----------     ----------       --------
                                                                                              (In thousands)

Balance Sheet Data:
   Working Capital.....................................    $    106,119      $    78,317       $   264,973      $  176,775       $219,975
   Total Assets........................................       1,069,962        1,165,100         1,130,112       1,045,120        723,936
   Long-term Debt (Net of Current Portion).............         181,759          224,970           224,076         206,948         90,841
   Cash Dividends Per Common Share.....................            none            none               none            none          none
   Stockholders' Equity................................          96,519           90,473           278,412         303,714        265,682

(1)  We  recorded  certain   identifiable   asset   impairment,   restructuring,
     reorganization  and other costs.  See Note 17 of Notes to the  Consolidated
     Financial Statements.

(2)  Adjusted to account for  three-for-two  stock split of our common  stock to stockholders of record as of May 18, 1998.
-----------------

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction  with  the  Consolidated  Financial  Statements  and  related  Notes thereto. The information contained below may be subject to risk factors. We urge you to review  carefully the section "Risk Factors" in this 2001 Form 10-K for a more  complete  discussion  of the risks  associated  with an  investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item
1.

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
Medical expenses represent  capitation fees and other  fee-for-service  payments paid to  independently  contracted  physicians,  hospitals and other health care providers to cover  members,  as well as the  aggregate  expenses to operate and manage  our  wholly  owned  multi-specialty  medical  group and  other  provider subsidiaries.  As a provider  of health  care  management  services,  we seek to positively  affect quality of care and expenses by contracting  with physicians, hospitals  and other  health care  providers  at  negotiated  price  levels,  by adopting  quality  assurance  programs,  monitoring and managing  utilization of physicians and hospital services and providing  incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services  rendered  under the TRICARE  program,  as well as  administrative costs to operate the military health care subsidiary. Specialty product expenses primarily  consist of losses and loss adjustment  expenses,  policy  acquisition expenses  and other  general and  administrative  expenses  associated  with our
workers'  compensation  insurance  subsidiaries.   General,  administrative  and
marketing  expenses  generally  represent  operational  costs  other  than those directly associated with the delivery of health care services, military contract services and specialty products.

Texas HMO Health Care Operations

During 2001, we made significant  premium rate increases on renewing  membership in our Texas HMO health care operations.  In the third quarter, we embarked on a recontracting  effort to reduce medical costs. It was during this  recontracting
effort  that   unsustainable   cost  increases  were  revealed,   including  the
operation's primary hospital contract.  Although  considerable efforts were made to achieve  profitability  in Texas,  it was  determined  that under the current operating  environment,  we  would  not be  able to turn  around  the  operating results.  At the end of the third quarter, we announced a plan to exit the Texas
HMO health care market and subsequently  recorded  exit-related charges of $17.1 million.  We received formal approval from the Texas  Department of Insurance to withdraw our operations and we will cease  providing HMO health care coverage in
Texas on April 17, 2002. In  accordance  with SFAS No. 144, the Texas HMO health care operations have been reclassified as discontinued operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our  consolidated  financial  statements  have been prepared in conformity  with accounting  principles  generally  accepted in the United States of America.  In preparing  these  financial  statements,  we are  required  to  make  judgments, assumptions and estimates,  which we believe are reasonable and prudent based on
the  available  facts  and  circumstances.   These  judgments,  assumptions  and
estimates  affect certain of our revenues and expenses and their related balance sheet accounts and in disclosing our contingent assets and liabilities.  We base our assumptions and estimates primarily on historical  experience and trends and factor in known and projected  trends.  On an on-going basis, we re-evaluate our selection of  assumptions  and the method of calculating  our estimates.  Actual results,  however,  may differ from our calculated estimates and this difference would be reported in our current  operations.  The following  discusses our most critical accounting policies and estimates.

Military  contract  revenue is recorded based on the contract price as agreed to by the federal government.  The contract was based on prior years' data provided by the government along with assumptions of future trends. The contract contains provisions that adjust the contract price based on actual  experience,  which we call  the bid  price  adjustment,  or BPA,  and for  government-directed  change orders. As the data becomes available from the government, we compare the actual results  to  the  contract  assumptions  and  the  estimated  effects  of  these adjustments  are recognized on a monthly basis.  In addition,  we record revenue based on  estimates  of the earned  portion of any  contract  change  orders not originally  specified in the contract.  The BPA and  government-directed  change orders are  subject to  negotiation  and we must use our  judgment in making our estimates.  The actual  negotiated price could be  substantially  different from what we had originally  estimated.  Any difference  would be reported in current operations.

Military contract health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs which have been incurred as of the balance sheet date but not reported to us. We use a variety of actuarial  projection methods to make these estimates and we must use
our  judgment  in  selecting   development   factors  and  assumed  trends.  Our
assumptions,  which are in large part related to the same  assumptions we use in estimating  military  contract  revenues,  could be  affected  by  unanticipated changes,  such as new  interpretations of contract provisions that result in our having to provide  new or  extended  benefits  and  changes  in our health  care delivery  system or costs.  We must also factor into our assumptions the limited risk sharing that we have with the government in providing health care services.
Any substantial  errors in our estimates are to a large degree  mitigated by the risk-sharing  contract  provision.  Any subsequent  changes in an estimate for a prior year would be reflected in the current year's operating results.

Health care  medical  expenses  are  recorded in the period  when  services  are provided to enrolled members,  including estimates for provider costs which have been  incurred as of the balance sheet date but not yet reported to us. We use a variety of actuarial  projection methods to make these estimates and we must use
our  judgment  in  selecting   development   factors  and  assumed  trends.  Our
assumptions  could be affected by unanticipated  changes,  such as adverse legal outcomes,  legislative or regulatory  changes,  new  interpretations of existing laws or regulations or disputed contract provisions that result in our having to provide new or extended  benefits and changes in our health care delivery system or costs.  Any  subsequent  changes  in an  estimate  for a prior  year would be reflected in the current year's operating results.

Specialty  product  workers'  compensation  insurance losses and loss adjustment expenses, or LAE, are based upon the accumulation of cost estimates for reported claims  occurring  during the period as well as an estimate for losses that have occurred  but have not yet been  reported.  Similar to the health  care  medical expenses,  we use a  variety  of  actuarial  projection  methods  to make  these estimates  and we must use our  judgment in  selecting  development  factors and assumed trends.  Unlike health care medical expenses,  where the cost to provide health  care  services  is  substantially  completed  within one year,  workers'
compensation  claims can be paid out over a  substantial  number of years due to certain  lifetime  benefits.  In  addition,  the period  between when a claim is reported  to us and when the injury  occurred  could be longer than one year and when we are no  longer  insuring  the  account.  Loss  and LAE  reserves  have a significant  degree of uncertainty  when related to their  subsequent  payments.
Although our reserves are established on the basis of a reasonable estimate,  it is not only  possible  but  probable  that our  reserves  will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited  to,  uncertainty  in  development  patterns,  unanticipated inflationary  trends affecting the services  covered by the insurance  contract, adverse legal  outcomes and new  interpretations  of laws or  regulations  or of disputed  contract  provisions  that  result  in our  having to  provide  new or extended  benefits.  This  uncertainty  can  result in both  adverse  as well as favorable development of actual subsequent activity when compared to the reserve established.  Any  subsequent  change in loss and LAE reserves  established in a prior year would be reflected in the current year's operating results.

Reinsurance  recoverable  primarily  represents  the estimated  amount of unpaid workers'  compensation  loss and LAE reserves  that would be recovered  from our reinsurers  and, to a lesser extent,  amounts billed to the reinsurers for their portion of paid losses and LAE and health care  claims.  Reinsurance  receivable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and LAE and medical claims payable is estimated in a manner consistent with the claim liability associated with the reinsurance  policy.  Any significant  changes in the underlying claim liability could  directly  affect  the  amount  of  reinsurance  recoverable.  Reinsurance recoverable,  including amounts related to paid and unpaid losses,  are reported as assets  rather  than a  reduction  of the  related  liabilities.  Reinsurance contracts do not relieve us from our  obligations to enrollees,  injured workers or  policyholders.  If our  reinsurers  were to fail to honor their  obligations
because  of  insolvency  or  disputed  contract   provisions,   we  could  incur
significant  losses.  We evaluate the financial  condition of our  reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

Deferred  income tax assets and  liabilities  result from temporary  differences between the tax basis of assets and liabilities and the reported  amounts in the consolidated  financial  statements  that will  result in taxable or  deductible amounts in future  years.  Our  temporary  differences  arise  principally  from certain net operating losses, accrued expenses, reserves that are discounted for tax return purposes,  depreciation and impairment  charges.  We regularly review our deferred tax assets for  recoverability  based on historical taxable income, projected  future taxable income and the expected timing of the reversals of the existing temporary differences.

In addition to the most critical  accounting  policies and  estimates  discussed above,  other areas  requiring us to use  judgment,  assumptions  and  estimates include,  but are not limited to, allowance for retroactive  health care premium
revenue  adjustments,   workers'  compensation  earned  but  unbilled  premiums,
contractual  discounts  on  professional  fee revenue,  allowances  for doubtful receivables,  litigation and legal settlement costs and accruals,  other accrued liabilities,  accrued payroll and taxes, unearned premium revenue and contingent assets and liabilities.

For a more extensive discussion of our accounting policies,  see Note 2, Summary of Significant  Accounting Policies, in the Notes to the Consolidated  Financial
Statements.  Review the section "Risk Factors" in this 2001 Form 10-K for a more
complete   discussion  of  the  risks  associated  with  an  investment  in  our securities.

Results of Operations

The  following  table sets forth  selected  operating  data as a  percentage  of revenues for the periods indicated:

                                                                            Years Ended December 31,
                                                                     2001             2000              1999
                                                                  ----------       ----------        ---------

OPERATING REVENUES:
     Medical Premiums........................................         55.7%            55.0%            57.3%
     Military Contract Revenues..............................         26.2             28.5             27.7
     Specialty Product Revenues .............................         14.2             11.7              9.1
     Professional Fees.......................................          2.2              2.9              4.0
     Investment and Other Revenues ..........................          1.7              1.9              1.9
                                                                     -----            -----            -----
        Total................................................        100.0            100.0            100.0
                                                                     -----            -----            -----

OPERATING EXPENSES:
     Medical Expenses........................................         47.1             49.7             51.5
     Military Contract Expenses .............................         25.7             27.9             26.6
     Specialty Product Expenses..............................         14.6             13.2              9.3
     General, Administrative and Marketing Expenses..........          9.1              9.1              9.1
     Asset Impairment, Restructuring,
        Reorganization and Other Costs.......................                           2.9               .7
                                                                     -----            -----            -----
     Total...................................................         96.5            102.8             97.2
                                                                     -----            -----            -----

OPERATING INCOME (LOSS) FROM CONTINUING
     OPERATIONS..............................................          3.5             (2.8)             2.8

INTEREST EXPENSE AND OTHER, NET..............................         (1.4)            (1.7)            (1.6)
                                                                     -----            -----            -----

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ....................................          2.1             (4.5)             1.2

(PROVISION) BENEFIT  FOR INCOME TAXES........................         (0.7)             1.2             (0.2)
                                                                     -----            -----            -----

NET INCOME (LOSS) FROM CONTINUING OPERATIONS.................          1.4             (3.3)             1.0

LOSS FROM DISCONTINUED OPERATIONS............................         (1.1)           (13.9)            (1.4)
                                                                     -----            -----            -----

NET INCOME (LOSS)............................................          0.3%           (17.2)%           (0.4)%
                                                                     =====            =====            =====

Year Ended December 31, 2001 Compared to 2000

Total Operating Revenues for 2001 increased approximately 11.4% to $1.29 billion
from  $1.16  billion  for  2000.   Medical   premium   revenues   accounted  for
approximately 55.7% and 55.0% of our total revenues for the years ended December
31, 2001 and 2000, respectively.

The change in operating revenues was comprised of the following:

     o    An increase in medical premiums of $81.2 million

     o    An increase in military contract revenues of $8.6 million

     o    An increase in specialty product revenues of $47.5 million

     o    A decrease in professional fees of $4.2 million

     o    A decrease in investment and other revenues of $1.2 million

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased $81.2 million or 12.7%.  The $81.2 million increase in premium revenue reflects  a 7.9%  increase  in  Medicare  member  months  (the  number of months individuals  are enrolled in a plan) and a 10.9%  increase in commercial  member months.  The growth in Medicare member months  contributes  significantly to the increase in premium  revenues as the Medicare per member  premium rates are over three times higher than the average  commercial  premium rate. HMO premium rates for commercial  groups increased  approximately  6.6%,  managed  indemnity rates increased  approximately 14.6% and Medicare rates increased  approximately 4.0%.
Over 97% of our Las Vegas,  Nevada  Medicare  members are enrolled in the Social
HMO Medicare program.  The Centers for Medicare and Medicaid  Services,  or CMS,
formerly  known as the  Health  Care  Financing  Administration,  or  HCFA,  may
consider  adjusting  the  reimbursement  factor or changing  the program for the
Social  HMO  members  in the  future.  If the  reimbursement  for these  members decreases  significantly and related benefit changes are not made timely,  there could be a material  adverse effect on our business.  Continued  medical premium revenue  growth  is  principally  dependent  upon  continued  enrollment  in our products and upon competitive and regulatory factors.

Military  Contract  Revenues  increased  $8.6  million or 2.6%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly  offset by increased  military contract  expenses  associated with those change orders.  The  Congressionally  approved DoD fiscal year 2001 budget included several  sweeping  changes to the TRICARE program.  In April 2001, SMHS began  implementation of a prescription drug program for beneficiaries  over age
65 and the  implementation  of a waiver of  co-payments  for active  duty family members. Both of these program modifications resulted from Congressional changes to the program.  Likewise,  in October 2001, SMHS  implemented  TRICARE for Life which  is  a  comprehensive  health  care  benefit  to  those  retired  military beneficiaries  over age 65. SMHS only  administers the expanded  benefits to the over age 65 retiree  military  population.  SMHS does not  directly  fund claims payment  or  bear  any  risk  for  the  actual  level  of  health  care  service utilization. Revenues associated with these new programs will carry forward into
2002.

If all five option  periods of the contract  with the DoD are  exercised  and no extensions of the performance  period are made, health care delivery will end on
May 31, 2003,  followed by an  additional  eight month phase out of the Region 1 managed care support  contract.  The DoD has extended expiring TRICARE contracts in other regions and SMHS has recently begun  negotiations  with the DoD about a possible extension to the base contract.

Specialty Product Revenues  increased $47.5 million or 34.9%.  Revenue increased in the  workers'  compensation  insurance  segment by $48.4  million,  which was offset by a slight decrease in administrative  services revenue of $900,000. The increase in the workers'  compensation  insurance segment was primarily due to a lower amount of ceded reinsurance premiums.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased by 7.9% due primarily to a 29%
decrease in premium  production  that was partially  offset by a 31% increase in composite premium rates.  Ceded reinsurance  premiums  decreased by 82.7% due to the expiration of our low level reinsurance agreement on June 30, 2000 and a new reinsurance  agreement  with  lower  ceded  premiums.  Direct  written  premiums decreased from $203.3 million in 2000 to $187.1 million in 2001.

As  compared to the low level  reinsurance  agreement  that  expired on June 30,
2000,  the new  reinsurance  agreement  results  in higher  net  earned  premium revenues,  as we  retain  more of the  premium  dollars,  but also  leads to our keeping more of the  incurred  losses.  This  resulted in a higher loss and loss adjustment  expense  ratio,  or LAE ratio,  as the  percentage  increase  in the additional  incurred  losses was  greater  than the  percentage  increase in the additional  premiums  retained.  The  effect  on the  balance  sheet  of the new reinsurance  agreement  compared  to the low level  agreements  will  eventually result in a lower amount of reinsurance  recoverables,  and due to the length of time over which claims expenses are typically paid, we expect to see an increase in future operating cash flow and amounts available to be invested.

Professional  Fees  decreased $4.2 million or 12.4% due primarily to the closing of our affiliated medical group in Arizona during 2000.

Investment and Other Revenues  decreased $1.2 million or 5.4% due primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance.

Medical  Expenses  increased  $32.0  million or 5.6%.  Excluding  the effects of changes in estimate charges for 2000, medical expenses  increased  approximately
$58.0 million or 10.5%. Medical expenses as a percentage of medical premiums and professional  fees decreased from 82.1% to 81.4%,  excluding changes in estimate charges as described  below.  The improvement is primarily due to the closing of our rural Nevada clinical operation with a higher medical care ratio and premium yields in excess of cost increases.

Medical expenses  reported in the first quarter of 2000 included $1.0 million of prior period reserve  strengthening.  In the second quarter of 2000, we recorded changes in estimate charges of $15.5 million for reserve strengthening primarily due to adverse  development  on prior years'  medical claims and $9.5 million of other  non-recurring  medical  costs  primarily  relating to the  write-down  of certain medical subsidiary assets.

Military  Contract  Expenses  increased  $8.4  million or 2.6%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
Under the contract,  SMHS provides health care services to approximately 639,000 dependents of active duty military personnel and military retirees under the age of 65 and their  dependents  through a network  of  nearly  50,000  health  care providers  and  certain  other  subcontractor  partnerships.  Also  included  in military contract expenses are costs incurred to perform specific administrative services,  such as  health  care  appointment  scheduling,  enrollment,  network management  and health  care  advice  line  services,  and other  administrative functions of the military health care subsidiary.  These administrative services are  performed for active duty  personnel and family  members as well as retired military families.

Specialty Product Expenses increased $35.8 million or 23.5%.  Expenses increased in the workers'  compensation  operations  by  approximately  $38.3 million as a direct result of the costs associated with the increase in workers' compensation premiums and associated  loss and loss  adjustment  expenses.  This increase was offset by a decrease in administrative services expense of $2.5 million.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

     o    Approximately  $32.9 million in additional loss and LAE related to the increase in net earned premiums in 2001 compared to 2000.

     o    In 2001, we recorded $8.7 million of net adverse loss  development for prior accident years compared to net adverse loss development of $23.3 million  recorded in 2000.  The net adverse  development  recorded was largely attributable to higher costs per claim, or claim severity,  in
          California.  Higher claim  severity  has had a negative  impact on the entire California workers' compensation industry.

     o    We established a higher loss and LAE ratio for the 2001 accident year, which has resulted in an increase of approximately $12.5 million.  The majority of the  increase is due to the  termination  of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies  effective after that date and a higher amount of net incurred loss and LAE.

     o    A net increase in underwriting expenses,  policyholders' dividends and other  operating  expenses of $7.5  million  related  primarily to the increase in net earned premiums.

The net adverse loss  development  on prior  accident years included those years that were  covered by our low level  reinsurance  agreement.  This results in an increase in the reinsurance recoverable balance which is then reduced by amounts collected  from  reinsurers.  Net  reinsurance  recoverable  decreased  by $29.1 million in 2001 while they increased by $115.3 million in 2000.

The higher loss ratio we recorded for the 2001  accident year is in light of the lower  premium rates on policies in prior years,  inflationary  trends in health care costs,  the fact that we have seen our reserves  develop  adversely for the past three years and that projecting  ultimate reserves cannot be done with 100%
accuracy. We believed it prudent to establish reserves at a higher loss ratio to mitigate any future adverse loss development that may occur.

In February 2002,  California  enacted  Assembly Bill 749. This new  legislation will increase  benefits paid to injured  workers  starting  January 1, 2003. The
Workers' Compensation Insurance Rating Organization of California, or WCIRB, has
preliminarily  estimated that the new  legislation  will increase the loss costs for  accident  year 2003 by  approximately  7%.  Increased  loss costs,  such as benefit  increases,  are normally built into the  rating-making  process so that premiums are  increased  to cover the  increase in costs.  Although we intend to increase  our  premiums,  there  is no  assurance  that  our  increase  will  be sufficient or that the WCIRB's estimate is accurate.

The loss and LAE  reserves  recorded  as of December  31, 2001  reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2001 as well as those occurring in accident years prior to 2001 and is  slightly  in  excess of our  independent  actuary's  estimate.  Workers'
compensation  claim  payments are made over  several  years from the date of the claim.  Until the final  payments  for  reported  claims are made,  reserves are invested to generate investment income.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under this  agreement  was
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued until June 30, 2000, when we exercised an option to extend coverage to all  policies in force as of June 30,  2000.  The  termination  of the low level agreement will result in our keeping more retained losses and LAE. However,  our
California  premium  rates have been  increasing,  which we believe will largely mitigate the loss of this  favorable  reinsurance  protection.  The premium rate increases on policies renewed in California during 2001 were  approximately 38%.
For policies effective from July 1, 2000, we obtained excess of loss reinsurance for 100% of the losses above  $250,000 and less than  $500,000.  This  agreement terminated  on June 30,  2001 and  only  covered  claims  with  dates of  injury occurring by that date.  We already had an existing  excess of loss  reinsurance agreement that covered 100% of the losses above $500,000. The latter reinsurance agreement  is a fixed rate  multi-year  contract  that will expire  December 31,
2002.  We intend to execute an option to extend the coverage for all policies in force as of December 31, 2002 until they expire.

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance  market, we expect our future  reinsurance costs to increase and our coverage limits to decrease. We cannot currently estimate what the impact to our operating results will be when we obtain  replacement  coverage in January 2003.
However, any increases in our reinsurance costs, including our retaining more of the risk, will most likely be factored into our premium rates.

Reinsurance  contracts  do not relieve us from our  obligations  to enrollees or policyholders.  At December 31, 2001, we had over $220.1  million in reinsurance recoverable.  We evaluate the financial  condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.  At December 31,
2001, all of our reinsurers  were rated AA and A+ or better by Fitch Ratings and the A.M. Best Company, respectively. Should these companies be unable to perform their  obligations  to  reimburse  us for  ceded  losses,  we  would  experience significant losses.

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 106.1%  compared to
115.8% for 2000.  The decrease was primarily due to  significantly  higher prior year adverse loss  development  recorded  during  2000.  Excluding  adverse loss development,  the  combined  ratio would have been 101.1% for 2001 and 97.3% for
2000.  The increase in the accident year loss and LAE ratio was primarily due to the run off of the low level  reinsurance,  which is resulting in our  retaining more of the incurred losses. The underwriting  expense ratio decreased primarily due to higher retained net earned premiums.

General,  Administrative and Marketing Expenses, or G&A, increased $12.4 million or 11.8%. As a percentage of revenues,  G&A expenses were 9.1% for both periods.
As a percentage  of medical  premium  revenue,  G&A expenses were 16.4% for 2001 compared to 16.5% for 2000.

Asset  Impairment,  Restructuring,  Reorganization  and Other Costs.  We did not
record any asset impairment,  restructuring,  reorganization  and other costs in
2001.  For a  discussion  of the costs  recorded  in 2000 and 1999 see the asset impairment,  restructuring,  reorganization and other costs section for the year ended December 31, 2000 compared to December 31, 1999.

Interest  Expense and Other,  Net decreased  $799,000 or 4.1%.  Interest expense related to the  revolving  credit  facility  decreased  $13.3  million  due to a decrease in the average balance of outstanding  debt during the period offset by an increase in the weighted  average cost of  borrowing.  Our average  revolving credit  facility  balance  was $61 million in 2001  compared to $183  million in
2000. Our average interest rate on the revolving credit facility,  including the amortization  of deferred  financing fees and our interest rate swap  agreement, was 10.6% in 2001  compared to 9.9% in 2000.  Our average  interest  rate on the revolving credit facility, excluding the amortization of deferred financing fees and our interest rate swap  agreement was 8.1% in 2001 compared to 9.8% in 2000.
CII debenture interest decreased by $2.4 million in 2001,  primarily as a result of the restructuring of the debentures. The decreases were offset by an increase in interest  expense of $9.2 million  related to the net  financing  obligations associated with the  sale-leaseback  transaction  that was completed in December
2000.  In 2001,  we  recorded a loss of $2.4  million on the sale of our Arizona properties  compared to a net gain on sale of various  assets of $1.1 million in
2000.

Provision  for Income Taxes was recorded at $8.8 million for 2001  compared to a tax benefit of $12.9 million for 2000. The effective tax rate for 2001 was 33.5%
compared  to 24.9%  for  2000.  The  effective  tax rate for 2000  reflects  the non-deductibility  of certain portions of goodwill  impairment  expense recorded during the period.  Excluding the effect of the goodwill impairment expense, the effective  tax  rate for both  periods  was  approximately  33.5%.  Our  ongoing effective  tax  rate is less  than  the  statutory  rate  due  primarily  to tax preferred investments.

Discontinued   Operations   consist  entirely  of  our  Texas  HMO  health  care
operations.  See Note 10 of the Notes to the Consolidated  Financial Statements.
We elected to early adopt Statement of Financial  Accounting  Standards No. 144,
"Accounting  for the Impairment or Disposal of Long-Lived  Assets",  or SFAS No.
144, effective January 1, 2001. In the third quarter of 2001, we decided to exit the Texas HMO health care market and received approval from the Texas Department of  Insurance  in  mid-October  2001.  We will cease  providing  HMO health care coverage on April 17,  2002.  In  accordance  with SFAS No.  144,  our Texas HMO health care operations are now reclassified as a discontinued operation. The net loss from  discontinued  operations was $14.0 million in 2001 compared to $161.1 million in 2000. Included in the 2001 loss are estimated costs to exit the Texas
HMO health  care  market of $17.1  million.  Included  in the 2000 loss were the following: (a) asset impairment charges of $126.4 million for impaired goodwill;
(b) $36.5 million for impaired  real estate and other fixed assets;  (c) medical expenses of $14.7 million,  primarily for adverse  development on prior periods'
medical  claims;  (d) $15.5 million for premium  deficiency  medical costs;  (e)
$10.4  million  for  premium   deficiency   maintenance  costs;  and  (f)  other
restructuring,  reorganization and other costs of $13.3 million. The utilization of prior  premium  deficiency  reserves  were  $23.3  million  in 2001 and $32.4 million in 2000.

Year Ended December 31, 2000 Compared to 1999

Total Operating Revenues for 2000 increased approximately 11.6% to $1.16 billion
from  $1.04  billion  for  1999.   Medical   premium   revenues   accounted  for
approximately 55.0% and 57.3% of our total revenues for the years ended December
31,  2000  and  1999,  respectively.  The  decrease  in  medical  premiums  as a percentage  of  total  revenues  in 2000 is  primarily  due to the  increase  in specialty product and military contract revenues.

The change in operating revenues was comprised of the following:

     o    An increase in medical premiums of $42.8 million

     o    An increase in military contract revenues of $43.0 million

     o    An increase in specialty product revenues of $41.6 million

     o    A decrease in professional fees of $9.0 million

     o    An increase in investment and other revenues of $2.1 million

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased  $42.8 million or 7.2%. The $42.8 million  increase in premium revenue reflects  a 1.2%  increase  in  Medicare  member  months  (the  number of months individuals  are  enrolled in a plan)  offset by a 1.2%  decrease in  commercial member months. The growth in Medicare member months contributes significantly to the increase in premium  revenues as the Medicare per member  premium  rates are over three times higher than the average  commercial  premium rate.  HMO premium rates for commercial  groups increased  approximately 4% in Nevada.  Our managed indemnity  rates  increased  approximately  12%  and  Medicare  rates  increased approximately 2%.

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
Partially  offsetting the growth in direct  written  premiums was an increase in premiums  ceded to  reinsurers,  which  increased  by 22%.  The  growth in ceded reinsurance  premiums  was lower  than the  growth in  direct  written  premiums primarily due to the expiration of our low level  reinsurance  agreement on June
30, 2000 and new lower cost  reinsurance  agreements,  all of which  reduced the percentage of premiums  being ceded.  Direct  written  premiums  increased  from
$148.8 million in 1999 to $203.3 million in 2000.

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

Professional Fees decreased $9.0 million or 21.3%. The revenue for 1999 included the inpatient  operations at the Mohave Valley  Hospital  until they were closed during  the  first  quarter  of 1999.  The fees in 2000  also  reflect  staffing reductions and subsequent closure of our affiliated medical group in Arizona.

Investment and Other  Revenues  increased $2.1 million or 10.3% due primarily to an increase in the average invested balance during the year.

Medical  Expenses  increased  $42.1  million or 7.9%.  Excluding  the effects of changes in estimate  charges,  medical expenses  increased  approximately  $38.2 million or 7.5%.  Medical  expenses  as a  percentage  of medical  premiums  and professional  fees increased from 80.5% to 82.1%,  excluding changes in estimate charges and premium deficiency as described below. The increase is primarily due to an increase in Medicare members as a percentage of fully-insured members. The cost of providing medical care to Medicare members generally  requires a greater percentage of the premiums received.

Medical expenses  reported in the first quarter of 2000 included $1.0 million of prior period reserve  strengthening.  In the second quarter of 2000, we recorded changes in estimate charges of $15.5 million for reserve strengthening primarily due to adverse  development  on prior years'  medical claims and $9.5 million of other non-recurring medical costs primarily related to the write-down of medical subsidiary assets.

During 1999,  we reported a premium  deficiency  medical  charge of $8.1 million related to losses in  under-performing  markets  primarily  in Arizona and rural
Nevada,  all of which was used during 1999.  Also  recorded in medical  expenses during the fourth quarter was $7.2 million primarily related to an adjustment to the estimate for medical  expenses  recorded in previous years, and $6.8 million primarily related to contractual settlements with providers of medical services.

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

We recorded  net adverse  loss  development  for prior  accident  years of $23.3 million in 2000  compared to $9.9 million in 1999.  The net adverse  development recorded in 1999 and 2000 for prior accident years was largely  attributable  to higher costs per claim, or claim severity, in California.  Higher claim severity has  had a  negative  impact  on the  entire  California  workers'  compensation industry.  The  majority of the adverse  loss  development  occurred on accident years that were not covered by our low level  reinsurance  agreement.  While the low  level  reinsurance  agreement  was  in  run-off  effective  July  1,  2000,
California  premium  rates have been  increasing,  which we believe will largely mitigate the loss of this very  favorable  reinsurance  protection.  The premium rate increases on policies renewed in California  during the year ended December
31,  2000 were  approximately  26% and for the  second  half of the year  alone, averaged approximately 36%.

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

The loss and LAE  reserves  recorded  as of December  31, 2000  reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2000 as well as those occurring in accident years prior to 2000 and was  slightly  in excess of our  independent  actuary's  estimate.  Workers'
compensation  claim  payments are made over  several  years from the date of the claim.  Until the final  payments  for  reported  claims are made,  reserves are invested to generate investment income.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each  claim,  75% of the next  $40,000  and 100% of the  next  $450,000.  The maximum  net loss  retained  on any one claim  ceded  under this  agreement  was
$17,000.  This  agreement  covered  all  policies  in force at July 1,  1998 and continued  until June 30, 2000 when we exercised an option to extend coverage to all policies in force as of June 30, 2000.  For policies  effective from July 1,
2000,  we  obtained  excess of loss  reinsurance  for 100% of the  losses  above
$250,000  and less than  $500,000.  We already  had an  existing  excess of loss reinsurance agreement that covered 100% of the losses above $500,000.  (See Note
6 of Notes to the Consolidated Financial Statements).

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 115.8%  compared to
105.5% for 1999.  The increase was  primarily due to a higher loss and LAE ratio of 13.4 percentage  points and  policyholders'  dividend ratio of 1.6 percentage points,  offset slightly by a decrease in the underwriting  expense ratio of 4.7 percentage points. The increase in the loss and LAE ratio was due to an increase in net adverse loss  development,  which represents 6.6 percentage points of the change in the loss and LAE  ratio,  and a higher  loss and LAE ratio on the 2000 accident year of $8.6 million,  which  represents 6.8  percentage  points of the change in the loss and LAE ratio.

General,  Administrative and Marketing Expenses, or G&A, increased $10.9 million or 11.5%. As a percentage of revenues,  G&A costs were 9.1% for both periods. As a percentage of medical premium revenue, G&A costs increased from 15.9% for 1999 to 16.5% for 2000.

Asset  Impairment,  Restructuring,  Reorganization  and Other Costs for 1999 and
2000 are discussed below.

Asset  Impairments.  During the first  quarter of 1999,  we closed all inpatient operations at Mohave Valley  Hospital,  a 12-bed acute care facility in Bullhead
City,  Arizona,  and terminated over 40 employees.  We recorded a charge of $3.5 million for the write-off of goodwill associated with these operations.

Management  adopted a plan in the second quarter of 2000 to discontinue  medical delivery operations in Mohave County, Arizona and to sell the real estate assets located there,  as well as an  underperforming  medical clinic in Las Vegas.  In connection  with the  restructuring  plans  adopted and  announced  by us in the second quarter of 2000, we re-evaluated the  recoverability of certain long-live assets, in accordance with Statement of Financial  Accounting Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed Of", or SFAS No. 121, and  Accounting  Principles  Board Opinion No.
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

The charges recorded for the write-off of goodwill totaled $15.1 million related primarily to the Prime  Holdings,  Inc.  acquisition.  The charges  recorded for fixed  asset  impairment  totaled  $9.5  million  for  the  Arizona  and  Nevada operations.

During  the second  quarter  of 2000,  we  wrote-off  capitalized  costs of $3.0 million related to the application development of an information system software project for the workers' compensation operations, which was canceled because the vendor was unable to fulfill its  contractual  obligations.  The amounts written off included  software  and  consulting  costs of $1.6  million and  capitalized internal personnel costs of $1.4 million.

Restructuring  and  Reorganization.  In the first  quarter of 1999,  we incurred
$450,000 for certain legal and  contractual  settlements and $400,000 to provide for our  portion of the  write-off  of  start-up  costs at our equity  investee,
TriWest Healthcare Alliance.

In the  second  quarter  of 2000,  we  adopted a plan and  announced  additional restructuring of the Arizona managed health care operations. As a result of this restructuring, we recorded charges in accordance with Emerging Issues Task Force
Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits
and Other  Costs to Exit an  Activity  (Including  Certain  Costs  Incurred in a
Restructuring)"  of  approximately  $2.0 million.  Of the costs  recorded,  $1.2 million was for  severance,  $400,000  was related to clinic  closures and lease termination and $400,000 was for other costs.

Other:

The $3.4 million of charges in the fourth quarter of 1999 consisted primarily of legal and contractual settlements.

The  $4.3  million  of costs  recorded  in the  second  quarter  of 2000  relate primarily to the  write-down  of certain  receivables  as well as an accrual for certain legal settlements.

The  table  below  presents  a  summary  of  asset  impairment,   restructuring,
reorganization and other costs for the years indicated.

                                                                             Restructuring
                                                            Asset                 and
  (In thousands)                                         Impairment         Reorganization        Other          Total
                                                         ----------         --------------        -----          -----

Balance, January 1, 1999                                                                         $ 2,819      $   2,819

  Charges recorded...............................        $   3,509           $    850              3,449          7,808
  Cash used......................................                                (850)            (2,819)        (3,669)
  Noncash activity...............................           (3,509)                                              (3,509)
  Changes in estimate............................                                                                  -
                                                           -------             ------             ------        -------
  Balance, December 31, 1999.....................             -                   -                3,449          3,449

  Charges recorded...............................           27,553              1,983              4,300         33,836
  Cash used......................................                              (1,389)              (302)        (1,691)
  Noncash activity...............................          (27,553)                               (3,000)       (30,553)
  Changes in estimate............................                                                                  -
                                                           -------             ------             ------        -------
  Balance, December 31, 2000.....................             -                   594              4,447          5,041

  Charges recorded...............................
  Cash used......................................                                (594)                             (594)
  Noncash activity...............................
  Changes in estimate............................                                                                  -
                                                           -------             ------             ------        -------
  Balance, December 31, 2001.....................        $    -              $   -               $ 4,447      $   4,447
                                                           =======             ======             ======        =======

The remaining other costs of $4.4 million are primarily related to legal claims.
Management  believes  that the  remaining  reserves as of December  31, 2001 are adequate and that no revisions to the estimates are necessary at this time.

Interest Expense and Other, Net increased $2.9 million or 17.3% due primarily to an increase in the average  balance of  outstanding  debt and an increase in the average cost of  borrowing.  Our average  credit  facility debt balance was $183 million in 2000  compared to $164 million in 1999 and our average  interest rate on the credit facility was 9.9% in 2000 compared to 7.8% in 1999.

Benefit for Income Taxes was $12.9  million for 2000  compared to tax expense of
$2.2 million for 1999.  The  effective  tax rate for 2000 was 24.9%  compared to
17.3%  for  1999.  The  effective  tax  rates  for  2000 and  1999  reflect  the non-deductibility  of certain portions of goodwill  impairment  expense recorded during the  periods.  In addition,  during 1999,  due to a change in tax law, we were able to  utilize a $1.6  million  net  operating  loss  carryover  that had previously  not been  recognized in the financial  statements due to uncertainty about its  realization.  Excluding the effect of the items described  above, the effective  tax  rate for both  periods  was  approximately  33.5%.  Our  ongoing effective  tax  rate  is less  than  the  statutory  rate  due to tax  preferred investments offset by state income taxes.

Discontinued Operations consist entirely of our Texas HMO health care operations as previously  discussed  and described in Note 10 of the Notes to  Consolidated
Financial  Statements.  The net loss from  discontinued  operations  was  $161.1 million in 2000  compared  to $15.2  million in 1999.  Included in the 2000 loss were the following:  (a) asset impairment charges of $126.4 million for impaired goodwill; (b) $36.5 million for impaired real estate and other fixed assets; (c)
medical  expenses of $14.7 million,  primarily for adverse  development on prior periods' medical claims; (d) $15.5 million for premium deficiency medical costs;
(e) $10.4  million  for  premium  deficiency  maintenance  costs;  and (f) other restructuring,  reorganization and other costs of $13.3 million. Included in the
1999 loss was a premium  deficiency  medical  charge of $14.0  million and $11.0 million  in premium  deficiency  maintenance  costs.  The  utilization  of prior premium  deficiency  reserves  were $32.4  million in 2000 and $18.2  million in
1999.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing  operations of $124.5 million for the year ended  December 31, 2001 compared to $25.2 million in 2000.
We used the majority of the cash flows to make cash payments for debt reductions of $81.0 million. Overall, discontinued operations used cash of $34.0 million in
2001 compared to providing  cash of $11.6 million in 2000.  The  improvement  in continuing operations over 2000 is primarily  attributable to cash from earnings and the change in assets and liabilities.

The cash flow  resulting  from the  change in assets  and  liabilities  of $77.5 million was primarily due to the following:

     o    a source of cash due to the  decrease in  reinsurance  recoverable  of
          $31.6 million primarily from our workers' compensation business

     o    a source of cash due to the  increase  in the  reserve  for losses and loss adjustment expense of $11.2 million

     o    a  source  of  cash  due to the  decrease  in  the  military  accounts receivable balance of $32.4 million

     o    a source of cash due to the increase in medical claims payable of $7.3 million

     o    a use of cash due to the  decrease in military  health care payable of
          $7.6 million

     o    various other  changes in assets and  liabilities  accounting  for the remaining source of cash of $2.6 million

SMHS receives  monthly cash payments  equivalent  to  one-twelfth  of its annual contractual  price with the  Department of Defense,  or DoD. SMHS accrues health care  revenue on a monthly  basis for any monies  owed  above its  monthly  cash receipt based on the number of at-risk eligible  beneficiaries  and the level of military direct care system  utilization.  The contractual bid price adjustment, or BPA, process serves to adjust the DoD's monthly payments to SMHS, because the payments are based in part on 1996 DoD estimates for beneficiary  population and beneficiary  population baseline health care cost, inflation and military direct care system  utilization.  As actual information becomes available for the above items,  quarterly  adjustments  are made to SMHS' monthly health care payment in addition to lump sum  adjustments  for past months.  In  addition,  SMHS accrues change  order  revenue for DoD  directed  contract  changes.  During the second, third,  and fourth quarters of 2001,  SMHS received $22.2 million,  $9.9 million and $4.6  million,  respectively,  as  partial  payments  from  the BPA  process covering  the  period  June 1, 1999  through  August  31,  2001.  As a result of preliminary  data  accumulated  from the BPA  process,  SMHS  received a partial upward adjustment of approximately  $4.1 million to its monthly DoD payments for
January  2001  through  December  2001.  Our  business  and cash flows  could be adversely  affected  if the  timing  or  amount  of the  BPA  and  change  order reimbursements vary significantly from our expectations.

On November  16,  2001,  SMHS entered  into a  securitization  arrangement  with
General Electric Capital  Corporation.  The arrangement provides for the sale of
SMHS' Federal Government accounts receivable to SMHS Funding,  LLC. SMHS Funding is a special purpose limited  liability company owned by SMHS and was formed for the  purpose  of  purchasing  all  receivables  of SMHS.  This  entity  is fully consolidated  into SMHS.  SMHS  Funding,  LLC may sell an undivided  interest in certain  of  the  receivables  to  a  subsidiary  of  General  Electric  Capital
Corporation in the event that  additional  financing by SMHS is warranted.  This securitization  arrangement  was not  utilized in 2001 and we do not  anticipate utilizing  it in  2002.  (See  Note 1 of  Notes  to the  Consolidated  Financial
Statements).

Net cash used from continuing  operations for investing  activities  during 2001
included  $9.5  million  in  capital  expenditures   associated  with  continued
implementation  of new  computer  systems,  as  well as  facilities,  furniture, equipment and other capital needs to support our growth,  offset by net proceeds of $7.3 million for property and equipment dispositions.  The net cash change in investments  for the year was an increase of $51.1 million as  investments  were purchased with available funds.

Cash used in financing activities during 2001 included payments of $81.0 million on debt related  items offset by $2.1  million in cash  received  related to the sale of stock through our employee  stock  purchase plan. The year 2000 included net proceeds from long-term borrowings (proceeds less payments) of $48.8 million and proceeds of $1.6 million  related to the sale of stock  through our employee stock purchase plan.

On December 28, 2000, we sold the majority of our Las Vegas real estate holdings in a  sale-leaseback  transaction.  The  transaction was recorded as a financing obligation  of $113.7  million  offset by  mortgage  notes  receivable  of $22.2 million and a payoff of related real estate mortgages of $9.9 million.  From the proceeds,  we made a permanent reduction on our revolving credit facility of $50 million for a net increase in  liabilities  of $31.6  million.  During 2001,  we received full payment on the outstanding  mortgage notes  receivable  associated with three of the medical  clinics.  This allowed  these clinics to qualify as a sale.  The impact of the sale of the three  clinics was a net reduction of $13.4 million  in  property  and  equipment,  a $14.6  million  net  reduction  in the associated  financing  obligation  and a  deferred  gain  of $6.1  million.  The deferred gain will be recognized  over the remaining 14 years of the lease term.
(See Note 4 of Notes to the Consolidated Financial Statements).

Revolving Credit Facility

Our revolving credit facility balance decreased from $135 million to $89 million during  the year.  As a result  of the asset  impairment  and other  changes  in estimate charges, we were not in compliance with our financial covenants at June
30, 2000. On December 15, 2000,  we entered into an amended and restated  credit agreement,  which  terminates on September  30, 2003,  and are now in compliance with all covenants of the amended agreement.  The restated agreement was amended in April 2001 to allow for the  completion of the CII debenture  exchange  offer and again in October 2001 to provide a limited waiver for covenants  affected by exiting  the Texas HMO health care  market.  The  availability  under the credit facility has been reduced to $117 million at December 31, 2001 from $135 million at the end of 2000 due to reductions required in the agreement.  At December 31,
2001, we had $28 million available under the credit facility,  however the total availability  will be reduced by $6.0  million on June 30, 2002 and December 31,
2002 and finally by $10.0 million on June 30, 2003.

Interest under the amended and restated  credit  agreement is variable and based on the Bank of America "prime rate"  adjusted for a margin.  The rate was 5.375%
at December 31, 2001,  which is a combination  of the prime rate of 4.75% plus a margin of .625%.  The  margin  will be  reduced  by 1.0% at the end of the first quarter of 2002 since we exceeded certain ratio  requirements as of December 31,
2001.  We can  further  reduce the margin in the  future by  completing  certain transactions and meeting certain financial  ratios. Of the outstanding  balance,
$25 million is covered by an interest-rate swap agreement.  To mitigate the risk of interest rate fluctuation on the credit facility, we entered into a five-year
$50 million  interest-rate swap agreement during the fourth quarter of 1998. The intent of the  agreement  was to keep our  interest  rate on $50  million of the borrowing  relatively  fixed.  In the fourth quarter of 2000, $25 million of the swap  agreement  was  terminated.  In  accordance  with  Statement  of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" we recorded the interest-rate swap agreement to fair market value as of December 31, 2001. The fair market value  indicated that we would need to pay
$685,000 to terminate the swap agreement.

The average  cost of borrowing on the credit  facility for 2001,  including  the amortization  of deferred  financing fees and the impact of the swap  agreement, was 10.6%.  The terms of the  amended  and  restated  credit  agreement  contain certain  covenants  including a minimum fixed charge  coverage  ratio, a minimum interest  coverage  ratio,  a maximum  leverage  ratio,  maximum loss ratios and maximum capital  expenditure  amounts. We believe that we are in compliance with these covenants at December 31, 2001.

Going  forward,  under  certain  circumstances,  we  will  be  required  to make prepayments  on the credit  facility  and the amount  available  to us under the credit  facility will be further  reduced.  For example,  80% of any excess cash flow that we have in each year must be  applied  to a  repayment  of the  credit facility.  In addition, if we or one of our subsidiaries (other than a regulated subsidiary  and  other  specified  subsidiaries)  engage  in an asset  sale or a sale-leaseback  transaction  (with  the  exception  of assets  specified  in the amended  credit  agreement),  80% of the net cash  proceeds must be applied to a repayment of the credit  facility and a reduction of the amount  available under the  credit  facility.  In  addition,  100% of the net cash  proceeds  of a debt issuance (excluding issuances by CII Financial, a wholly-owned  subsidiary) must be applied to a repayment  of the credit  facility and a reduction in the amount available under the credit facility.

We are also  limited  in the  amount  of funds we can  invest  in our  Texas and
Military operations.  The maximum we can invest in the Military operations is $5 million.  We have not  invested  any of the $5 million as of December  31, 2001.
After  September 30, 2001, we can invest an additional $5.0 million in the Texas operations  and replace  the Texas real estate  assets with cash and notes up to
$46 million.  Under the terms of the amended and restated agreement,  the use of
Sierra funds to pay the outstanding  Texas mortgage note of $29.2 million is not considered an investment in the Texas  operations.  During the fourth quarter of
2001,  we invested in Texas the full $5.0 million  allowed under the amended and restated  agreement.  If we had to invest more than we are allowed,  we would be required  to  get a  waiver  or an  amendment  to  our  agreement  or be  out of compliance.  If additional funds are needed by our discontinued Texas HMO health care  operations  and we do not transfer  such funds they may be in violation of certain  insurance  regulations  and we may be  required  to get a waiver  or an amendment to our agreement or be out of  compliance.  There is no assurance that if we needed a bank  waiver  or  amendment  that we would be able to obtain  it.
Based on the current  estimated Texas HMO healthcare  run-out costs and recorded reserves,  we believe we have adequate funds available and the ability to invest adequate funds in Texas to meet the anticipated obligations.

Subject to normal  qualifications and exceptions,  Sierra and CII Financial have covenants that,  among other things,  restrict our ability to dispose of assets, incur indebtedness,  pay dividends,  make investments,  loans or advances,  make acquisitions,  engage in mergers or consolidations, or make capital expenditures and which otherwise restrict certain corporate activities.  At January 31, 2002, our credit  facility had  outstanding  borrowings of $81 million.  Unused credit facility balances are primarily  reserved for our working capital purposes.  Any availability  under the credit facility generated from our excess cash flow must be converted  annually to permanent  reductions in accordance  with the terms of the credit facility.

Debentures

At September 30, 2000, CII Financial,  Inc. had  approximately  $47.1 million of subordinated  debentures that were due on September 15, 2001. These subordinated debentures were neither  assumed nor guaranteed by Sierra and were  subordinated to Sierra's credit  facility debt. In December 2000, CII Financial  commenced an offer to exchange the subordinated debentures for cash and/or new debentures. On
May 7, 2001,  CII  Financial  closed its exchange  offer on $42.1 million of its outstanding  subordinated  debentures.  CII Financial purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued
$15.0  million in new 9 1/2% senior  debentures,  due  September  15,  2004,  in exchange for $15.0  million in  subordinated  debentures.  The  transaction  was accounted for as a  restructuring  of debt;  therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying amount of the  debentures  and no future  interest  expense will be  recognized.
Accordingly,  the new 9 1/2% senior  debentures  have a carrying amount of $19.2 million  consisting  of  principal  of $15.0  million and $4.2 million in future accrued interest.

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

CII is a holding  company and its only  significant  asset is its' investment in
California  Indemnity.  Of the $8.6 million in cash and cash equivalents it held at December 31, 2001,  approximately $8.1 million was designated for use only by the  regulated  insurance  companies.  CII has  limited  sources  of cash and is dependent upon dividends paid by California Indemnity.  California Indemnity may only  pay  a  dividend  without  the  prior  approval  of  the  state  insurance commissioner to the extent the cumulative  amount of dividends or  distributions paid or  proposed  to be paid in any year does not exceed  the  amount  shown as unassigned funds (reduced by any unrealized gains or losses included in any such amount) on its  statutory  statement  as of the  previous  December 31. In 2002,
California  Indemnity can pay dividends of up to $2.1 million  without the prior approval of the state  insurance  commissioner.  In 2001,  California  Indemnity received prior approval to pay an aggregate of $10 million in dividends.  We are not in a position to assess the likelihood of obtaining  future approval for the payment of dividends other than those specifically allowed by law in each of our subsidiaries' state of domicile.

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various  states  totaling $26.0 million at December 31, 2001. The HMO and  insurance  subsidiaries  must also meet  requirements  to maintain  minimum stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction  with  the  Kaiser-Texas  acquisition,  TXHC  entered  into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million,  on a statutory basis, until certain income levels were  achieved.  In  conjunction  with the exit from the Texas HMO  health  care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain deposits and net worth of at least $3.5 million.  We believe we are in compliance with our regulatory requirements. We are limited by our credit facility in the amount of funds we can invest in our Texas operations as previously discussed.

Of the $115.8  million in cash and cash  equivalents  held at December 31, 2001,
$84.1 million was designated for use only by the regulated subsidiaries. Amounts are  available  for transfer to the holding  company from the HMO and  insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing  management  agreements and by dividends.  The holding company will not receive  dividends  from its  regulated  subsidiaries  if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule  represents our obligations and commitments for long-term debt,  capital leases and operating leases.  With the exception of our revolving credit facility,  the amounts below represent the entire payment,  principal and interest,  on our outstanding  obligations.  Based on the outstanding balance of the revolving credit facility of $89 million as of December 31, 2001, we are not required to make any principal payments until the balance is due in 2003.

                                                     Long-Term           Capital         Operating
                                                        Debt             Leases           Leases            Total
                                                   --------------     ------------     -----------        ---------
(In thousands)
Continuing Operations
Payments due in less than 1 year................     $  11,781              $115          $ 8,805          $ 20,701
Payments due in 1 to 3 years....................       127,841               204           12,685           140,730
Payments due in 4 to 5 years....................        21,646                61            9,899            31,606
Payments due after 5 years......................       105,996               184           26,965           133,145
                                                       -------               ---           ------           -------
     Total Continuing Operations................     $ 267,264              $564          $58,354          $326,182
                                                       =======               ===           ======           =======

Discontinued Operations
Payments due in less than 1 year................                            $188                           $    188
Payments due in 1 to 3 years....................     $   5,065                47                              5,112
Payments due in 4 to 5 years....................        24,124                                               24,124
Payments due after 5 years......................                                                               -
                                                       -------               ---                             ------
     Total Discontinued Operations..............     $  29,189              $235                           $ 29,424
                                                       =======               ===                             ======

Included in long-term debt payments for continuing  operations is $158.2 million for our net financing obligation related to the sale-leaseback  transaction.  We expect the  transaction  will qualify as a sale by the end of 2002 at which time the future payments due will be categorized as operating  leases. In conjunction with the  remainder of the  transaction  qualifying  as a sale,  we will receive proceeds of $21.2 million, primarily from notes receivable due to us. See Note 4 and Note 8 of Notes to the Consolidated Financial Statements for a more detailed discussion of the sale-leaseback transaction.

The amount  included in long-term debt payments for  discontinued  operations is for a mortgage  loan  secured by certain  underlying  real estate  assets of the discontinued  operations.  We are  actively  seeking a buyer for the  assets and anticipate  selling  them by the end of 2002.  As the  assets  are sold,  we are required to make  reductions  on the mortgage  note and  completely  satisfy the obligation once all of the assets have been sold.

Other

We have a 2002  capital  budget of $16.1  million  and we are  limited  to $19.6 million by our revolving credit facility. The planned expenditures are primarily for the purchase of computer hardware and software,  furniture and equipment and other normal capital  requirements.  Our liquidity needs over the next 12 months will  primarily  be for the capital  items noted  above,  debt service and funds required to exit the Texas HMO health care market.  We believe that our existing working  capital,  operating  cash flow and, if  necessary,  equipment  leasing, divestitures of certain  non-core assets and amounts  available under our credit facility should be sufficient to fund our capital expenditures and debt service.
Additionally,  subject to unanticipated cash  requirements,  we believe that our existing  working  capital and operating  cash flow should enable us to meet our liquidity needs on a long-term basis.

We have a $25 million  interest-rate  swap  agreement that allows us to mitigate the risk of interest rate fluctuation on our credit facility.  The intent of the agreement  was to keep our interest  rate on $25 million of the credit  facility relatively fixed. In accordance with Statement of Financial Accounting Standards
No. 133,  "Accounting  for  Derivative  Instruments  and Hedging  Activities" we
recorded the  interest-rate  swap  agreement to fair market value as of December
31, 2001. The fair market value  indicated that we would need to pay $685,000 to terminate  the swap  agreement.  If the prime  rate were to  decrease  by 1%, we estimate our maximum  increase in annual expense  associated with the swap to be approximately $250,000.

In the second quarter of 1997, our Board of Directors  authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of
Directors  authorized  an  additional  $2.5 million loan from us to the CEO. The entire  principal  balance along with accrued  interest is due on June 30, 2002.
During  2001,  the CEO made  payments  of $898,000  and at the end of 2001,  the
aggregate   principal   balance   outstanding  and  accrued  interest  for  both
instruments was $5.0 million. All amounts borrowed bear interest at a rate equal to the rate at which we could have  borrowed  funds under our  revolving  credit facility  at the  time  of the  borrowing  plus 10  basis  points.  The  amounts outstanding  are  collateralized  by certain  of the CEO's  assets and rights to compensation from us.

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

Government  regulation  of health  care  coverage  products  and  services  is a changing area of law that varies from  jurisdiction to jurisdiction.  Changes in applicable  laws and regulations are  continually  being  considered,  including legislative  proposals to eliminate or reduce ERISA  pre-emption  of state laws, that would increase potential litigation exposure and interpretation of existing laws and rules also may change from time to time.  Regulatory agencies generally exercise broad  discretion in promulgating  regulations and in interpreting  and enforcing laws and regulations.

While we are unable to predict what  regulatory  changes may occur or the impact on us of any particular  change,  our operations and financial  results could be negatively affected by regulatory changes.  For example, any proposals affecting underwriting practices, limiting rate increases, increasing litigation exposure, requiring  new or  additional  benefits or  affecting  contracting  arrangements
(including  proposals  to  require  HMOs  and PPOs to  accept  any  health  care providers  willing  to abide by an HMO's  or PPO's  contract  terms)  may have a material  adverse  effect  on our  business.  The  continued  consideration  and enactment  of  "anti-managed  care" laws and  regulations  by federal  and state bodies  may  make it more  difficult  for us to  manage  medical  costs  and may adversely affect financial results.

In addition to changes in  applicable  laws and  regulations,  we are subject to various audits,  investigations and enforcement actions.  These include possible government  actions relating to ERISA,  which regulates insured and self-insured health coverage plans offered by employers, the Federal Employees Health Benefit
Plan,  federal and state fraud and abuse laws,  and laws relating to utilization management  and the delivery of health care.  Any such  government  action could result in assessment of damages, civil or criminal fines or penalties,  or other sanctions,  including  exclusion from participation in government  programs.  In addition,  disclosure of any adverse investigation or audit results or sanctions could  negatively  affect our  reputation  in various  markets  and make it more difficult for us to sell our products and services.

In addition to the items described  above,  we urge you to review  carefully the section "Risk Factors" in this 2001 Form 10-K for a more complete  discussion of the  risks  associated  with an  investment  in our  securities.  See  "Note  on
Forward-Looking Statements and Risk Factors" under Item 1.

Recently Issued Accounting Standards

In July 2001, the FASB issued  Statement of Financial  Accounting  Standards No.
142, "Goodwill and Other Intangible Assets", or SFAS No. 142, which is effective
January 1, 2002. SFAS No. 142 requires,  among other things,  the discontinuance of goodwill amortization. In addition, the pronouncement includes provisions for the  reclassification  of certain existing  recognized  intangibles as goodwill,
reassessment   of  the  useful   lives  of  existing   recognized   intangibles,
reclassification  of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future
impairments  of  goodwill.   SFAS  No.  142  also  requires  us  to  complete  a
transitional goodwill impairment test six months from the date of adoption.  The net  amortized  goodwill  balance at  December  31,  2001 was $14.8  million and goodwill  amortization  during  the  year  was  $805,000  and  would  have  been approximately  the same amount in 2002 under current  accounting  standards.  We have performed an evaluation of the impact of SFAS No. 142 on our operations and have  determined  that our  recorded  goodwill  will not be  impaired  under the guidelines of the pronouncement.

In October 2001, the FASB issued Statement of Financial Accounting Standards No.
144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets", or SFAS
No. 144, which is effective for fiscal years  beginning  after December 15, 2001 with early adoption  recommended.  SFAS No. 144 requires that long-lived  assets that are to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate, must be written down to the lower of  current  fair  value or fair  value at the date of  foreclosure adjusted to reflect  depreciation since  acquisition.  As discussed in Note 4 of
Notes to the Consolidated  Financial  Statements,  we have elected to adopt SFAS
No. 144 effective January 1, 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are  exposed  to market  risk for the impact of  interest  rate  changes  and changes in the market value of our investments.  We have not utilized derivative financial instruments in our investment portfolio.

Our exposure to market risk for changes in interest  rates relates  primarily to our  investment  portfolio and our  long-term  debt. As of December 31, 2001, we have  approximately  $411.0  million in cash and cash  equivalents  and current, long-term and restricted investments.  Of the investments,  approximately $281.4 million is classified as  available-for-sale  and $13.8 million is classified as held-to-maturity.  These  investments are primarily in fixed income,  investment grade  securities.  Our  investment  policy  emphasizes  return of principal and liquidity  and is focused on fixed  returns  that limit  volatility  and risk of
principal.   Because  of  our  investment  policies,  the  primary  market  risk associated with our portfolio is interest rate risk.

Assuming  interest  rates  were  to  increase  by  a  factor  of  1.1,  the  net hypothetical  loss in fair value of  stockholders'  equity  related to financial instruments  is estimated to be  approximately  $4.9 million  after tax (5.1% of total stockholders'  equity). We believe that such an increase in interest rates would not have a material  impact on future  earnings  or cash  flows,  as it is unlikely that we would need or choose to substantially  liquidate our investment portfolio.

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

As of December 31, 2001,  we had $89 million in borrowings  outstanding  under a revolving credit facility. The average cost of borrowing on this credit facility for 2001,  including the amortization of deferred  financing fees and the impact of the interest-rate swap agreement, was 10.6%. If the average cost of borrowing on the amount  outstanding  as of December 31, 2001 were to increase by a factor of 1.1, our annual income before tax would decrease by approximately $900,000.

As of December 31, 2001, CII had $15.0 million in senior debentures outstanding.
The debentures  trade on the New York Stock  Exchange.  The fair market value of the outstanding  debentures was estimated to be  approximately  $13.0 million at
December 31, 2001,  based on the last trade in 2001.  If interest  rates were to fluctuate by a factor of 1.1, we do not anticipate a material change in the fair value of the debentures based on the current market for them.

Our outstanding financing obligations related to the sale-leaseback  transaction are not publicly traded and are not subject to fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                                                          Page
                                                                                                          ----

Consolidated Statements of Operations for the Years Ended
   December 31, 2001, 2000 and 1999.......................................................................   50
Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2001, 2000 and 1999...................................................   51
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999.......................................................................   52
Notes to Consolidated Financial Statements................................................................   53

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
Management  believes that for the year ended December 31, 2001, such systems and controls were adequate to meet the objectives discussed herein.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.:

We have audited the  accompanying  consolidated  balance sheets of Sierra Health
Services,  Inc. and its  subsidiaries  as of December 31, 2001 and 2000, and the related  consolidated  statements of operations,  stockholders'  equity and cash flows for each of the three years in the period ended  December  31,  2001.  Our
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

In our opinion,  such consolidated  financial  statements present fairly, in all material respects,  the financial  position of Sierra Health Services,  Inc. and its  subsidiaries  at  December  31,  2001 and 2000,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion,  such  financial  statement schedules,  when  considered  in  relation to the basic  consolidated  financial statements  taken  as a whole,  present  fairly  in all  material  respects  the information set forth therein.

DELOITTE & TOUCHE LLP
Las Vegas, Nevada
January 30, 2002

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                      (In thousands, except per share data)

                                     ASSETS
                                                                                             2001                  2000
                                                                                          ----------            -----------
CURRENT ASSETS:
      Cash and Cash Equivalents...............................................          $   115,754           $   157,564
      Investments.............................................................              260,762               206,935
      Accounts Receivable (Less:  Allowance for Doubtful
           Accounts 2001 - $12,655; 2000 - $12,587)...........................               26,003                26,661
      Military Accounts Receivable (Less: Allowance for Doubtful
           Accounts 2001 - $0; 2000 - $1,212).................................               40,166                71,390
      Current Portion of Deferred Tax Asset ..................................               35,869                46,702
      Current Portion of Reinsurance Recoverable..............................               96,762                91,477
      Other Current Receivables...............................................               16,821                15,703
      Prepaid Expenses and Other Current Assets...............................               14,819                15,209
      Assets Held for Sale....................................................                                      3,458
      Assets of Discontinued Operations.......................................               28,404                36,192
                                                                                          ---------             ---------
           Total Current Assets...............................................              635,360               671,291

PROPERTY AND EQUIPMENT, NET...................................................              141,451               171,032
LONG-TERM INVESTMENTS.........................................................                8,434                18,093
RESTRICTED CASH AND INVESTMENTS...............................................               26,011                24,461
REINSURANCE RECOVERABLE (Less Current Portion)................................              123,383               160,227
GOODWILL (Less:  Accumulated Amortization
       2001 - $6,972; 2000 - $6,167)..........................................               14,782                15,587
DEFERRED TAX ASSET (Less Current Portion).....................................               77,036                68,253
OTHER ASSETS..................................................................               43,505                36,156
                                                                                          ---------             ---------
TOTAL ASSETS..................................................................           $1,069,962            $1,165,100
                                                                                          =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accrued Liabilities.......................................................         $     53,546          $     48,423
    Trade Accounts Payable....................................................               21,578                28,411
    Accrued Payroll and Taxes.................................................               14,390                16,089
    Medical Claims Payable....................................................               81,662                74,404
    Current Portion of Reserve for
         Losses and Loss Adjustment Expenses..................................              142,342               134,676
    Unearned Premium Revenue..................................................               52,919                41,499
    Military Health Care Payable..............................................               77,261                84,859
    Current Portion of Long-term Debt.........................................                1,612                53,993
    Liabilities of Discontinued Operations....................................               83,931               110,620
                                                                                          ---------             ---------
         Total Current Liabilities............................................              529,241               592,974

RESERVE FOR LOSSES AND
    LOSS ADJUSTMENT EXPENSE (Less Current Portion)............................              243,363               239,878
LONG-TERM DEBT (Less Current Portion).........................................              181,759               224,970
OTHER LIABILITIES.............................................................               19,080                16,805
                                                                                          ---------             ---------
TOTAL LIABILITIES.............................................................              973,443             1,074,627
                                                                                         ----------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 60,000 Shares Authorized;
         Shares Issued: 2001 - 29,648; 2000 - 28,815..........................                  148                   144
    Additional Paid-In Capital................................................              181,076               177,493
    Deferred Compensation.....................................................               (1,058)
    Treasury Stock: 2001 and 2000 - 1,523 Common Stock Shares.................              (22,789)              (22,789)
    Accumulated Other Comprehensive Loss......................................               (5,636)               (5,667)
    Accumulated Deficit.......................................................              (55,222)              (58,708)
                                                                                          ---------             ---------
TOTAL STOCKHOLDERS' EQUITY....................................................               96,519                90,473
                                                                                          ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................           $1,069,962            $1,165,100
                                                                                          =========             =========

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                            2001              2000              1999
                                                                         ----------        ----------        -----------
OPERATING REVENUES:
Medical Premiums.....................................................    $  718,994       $  637,769        $  594,966
Military Contract Revenues...........................................       338,918          330,352           287,398
Specialty Product Revenues...........................................       183,306          135,844            94,221
Professional Fees....................................................        28,985           33,102            42,069
Investment and Other Revenues .......................................        21,298           22,513            20,411
                                                                          ---------        ---------         ---------
   Total.............................................................     1,291,501        1,159,580         1,039,065
                                                                          ---------        ---------         ---------

OPERATING EXPENSES:
Medical Expenses.....................................................       608,757          576,738           534,606
Military Contract Expenses...........................................       331,621          323,265           276,493
Specialty Product Expenses...........................................       188,574          152,733            96,487
General, Administrative and Marketing Expenses.......................       117,717          105,314            94,428
Asset Impairment, Restructuring,
     Reorganization and Other Costs..................................                         33,836             7,808
                                                                          ---------        ---------         ---------
   Total.............................................................     1,246,669        1,191,886         1,009,822
                                                                          ---------        ---------         ---------

OPERATING INCOME (LOSS) FROM CONTINUING
OPERATIONS...........................................................        44,832          (32,306)           29,243

INTEREST EXPENSE AND OTHER, NET......................................       (18,563)         (19,362)          (16,511)
                                                                          ---------        ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES..................................................        26,269          (51,668)           12,732

(PROVISION) BENEFIT FOR INCOME TAXES.................................        (8,803)          12,875            (2,209)
                                                                          ---------        ---------         ---------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS.........................        17,466          (38,793)           10,523

LOSS FROM DISCONTINUED OPERATIONS
     (net of income tax benefit of $7,046, $61,350 and $8,144).......       (13,980)        (161,122)          (15,154)
                                                                          ---------        ---------         ---------

NET INCOME (LOSS)....................................................   $     3,486       $ (199,915)       $   (4,631)
                                                                          =========        =========         =========

EARNINGS PER COMMON SHARE:
    Net Income (Loss) From Continuing Operations.....................         $0.63           $(1.43)           $ 0.39
    Loss from Discontinued Operations................................         (0.50)           (5.94)            (0.56)
                                                                              -----            -----             -----
    Net Income (Loss)................................................         $0.13           $(7.37)           $(0.17)
                                                                               ====            =====              ====

EARNINGS PER COMMON SHARE ASSUMING DILUTION:
    Net Income (Loss) From Continuing Operations.....................         $0.61           $(1.43)           $ 0.39
    Loss from Discontinued Operations................................         (0.49)           (5.94)            (0.56)
                                                                              -----            -----             -----
    Net Income (Loss)................................................         $0.12           $(7.37)           $(0.17)
                                                                               ====            =====              ====

        See the accompanying notes to consolidated financial statements.

                          SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Years Ended December 31, 2001, 2000 and 1999
                                         (In thousands)

                                                                         Addi-
                                                                         tional     Deferred
                                                Common Stock            Paid-In      Compen-    Treasury
                                             Shares        Amount       Capital      sation       Stock
                                             ------        ------       --------    --------    --------

BALANCE, JANUARY 1, 1999.......               28,236        $141        $173,583       -        $(14,821)

Comprehensive Income:
   Net Loss....................
   Other Comprehensive Loss, Net of Tax:
      Unrealized Holding Loss on Available-
          for-sale Investments.
      Reclassification Adjustment for
          Losses Included in Net Loss
Comprehensive Loss.............
Common Stock Issued in Connection
   with Stock Plans............                  164           1           2,331
Purchase of Treasury Stock.....                                                                   (7,968)
Income Tax Benefit Realized Upon
   Exercise of Stock Options...                                                1
                                              ------         ---         -------      ------     -------
BALANCE, DECEMBER 31, 1999.....               28,400         142         175,915         -       (22,789)

Comprehensive Income:
   Net Loss....................
   Other Comprehensive Loss, Net of Tax:
      Unrealized Holding Gain on Available-
          for-sale Investments.
      Reclassification Adjustment for
          Gains Included in Net Loss
Comprehensive Loss.............
Common Stock Issued in Connection
   with Stock Plans............                  415           2           1,578
                                              ------         ---         ------       ------     -------
BALANCE, DECEMBER 31, 2000.....               28,815         144         177,493         -       (22,789)

Comprehensive Income:
   Net Income
   Other Comprehensive Loss, Net of Tax:
      Unrealized Holding Gain on Available-
           for-sale Investments
      Reclassification Adjustment for
           Gains Included in Net Loss
Comprehensive Income...........
Issuance of Restricted Stock...                  244           1           1,399     $(1,400)
Amortization of Deferred Compensation                                                    342
Common Stock Issued in Connection
   with Stock Plans............                  589           3           2,087
Income Tax Benefit Realized Upon
   Exercise of Stock Options...                                               97
                                              ------         ---         -------      ------     -------
BALANCE, DECEMBER 31, 2001.....               29,648        $148        $181,076     $(1,058)   $(22,789)
                                              ======         ===         =======      ======     =======

                See the accompanying notes to consolidated financial statements.

                          SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      For the Years Ended December 31, 2001, 2000 and 1999
                                         (In thousands)

                                                Accumu-
                                                 lated
                                                 Other
                                                Compre-          Compre-     Retained          Total
                                                hensive          hensive     Earnings          Stock-
                                                 (Loss)          (Loss)    (Accumulated       holders'
                                                Income           Income      Deficit)          Equity
                                               --------          ------    ------------       -------

BALANCE, JANUARY 1, 1999.........              $ (1,027)                    $ 145,838        $ 303,714

Comprehensive Income:
   Net Loss....................                               $ (4,631)        (4,631)          (4,631)
   Other Comprehensive Loss, Net of Tax:
      Unrealized Holding Loss on Available-
           for-sale Investments...              (15,295)       (15,295)                        (15,295)
       Reclassification Adjustment for
            Losses Included in Net Loss             259            259                             259
                                                               -------
Comprehensive Loss.............                               $(19,667)
                                                               =======
Common Stock Issued in Connection
   with Stock Plans............                                                                  2,332
Purchase of Treasury Stock.....                                                                 (7,968)
Income Tax Benefit Realized Upon
   Exercise of Stock Options...                                                                      1
                                                -------                      --------          -------
BALANCE, DECEMBER 31, 1999.....                 (16,063)                      141,207          278,412

Comprehensive Income:
   Net Loss....................                               $(199,915)     (199,915)        (199,915)
   Other Comprehensive Loss, Net of Tax:
      Unrealized Holding Gain on Available-
            for-sale Investments                 11,092          11,092                         11,092
      Reclassification Adjustment for
            Gains Included in Net Loss             (696)           (696)                          (696)
                                                               --------
Comprehensive Loss.............                               $(189,519)
                                                               ========
Common Stock Issued in Connection
   with Stock Plans............                                                                  1,580
                                                --------                     --------          -------
BALANCE, DECEMBER 31, 2000.....                   (5,667)                     (58,708)          90,473

Comprehensive Income:
   Net Income...................                              $   3,486         3,486            3,486
   Other Comprehensive Loss, Net of Tax:
      Unrealized Holding Gain on Available-
            for-sale Investments                     243            243                            243
      Reclassification Adjustment for
            Gains Included in Net Loss              (212)          (212)                          (212)
                                                               --------
Comprehensive Income...........                               $   3,517
                                                               ========
Issuance of Restricted Stock...
Amortization of Deferred Compensation                                                              342
Common Stock Issued in Connection
   with Stock Plans............                                                                  2,090
Income Tax Benefit Realized Upon
   Exercise of Stock Options...                                                                     97
                                                --------                     --------          -------
BALANCE, DECEMBER 31, 2001.....                $  (5,636)                     (55,222)       $  96,519
                                                ========                     ========          =======

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)
                                                                            2001                2000               1999
                                                                         ----------          ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss).........................................           $   3,486          $(199,915)       $  (4,631)
      Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided by (Used for) Operating Activities:
          Loss from Discontinued Operations.....................              13,980            161,122           15,154
          Depreciation and Amortization.........................              25,547             25,495           20,675
          Deferred Compensation Expense.........................                 342
          Provision for Doubtful Accounts.......................               1,232              1,594            7,131
          Provision for Asset Impairment........................                                 39,079
          Loss on Property and Equipment Dispositions...........               2,418
      Change in Assets and Liabilities:
          Other Assets..........................................              (1,863)             1,451           (4,328)
          Deferred Tax Asset....................................               2,029            (53,573)         (30,363)
          Reinsurance Recoverable...............................              31,559           (115,036)         (69,791)
          Reserve for Losses and Loss Adjustment Expenses.......              11,151            130,160           32,131
          Other Liabilities.....................................               2,646             11,313           29,671
          Accounts Receivable...................................              (1,786)             1,278          (14,889)
          Other Current Assets..................................                (639)             6,065           (4,328)
          Military Accounts Receivable..........................              32,436            (11,462)           8,857
          Military Health Care Payable..........................              (7,598)            34,028           (2,989)
          Medical Claims Payable................................               7,258              9,146            6,051
         Other Current Liabilities..............................               2,275            (15,563)           6,168
                                                                            --------           --------         ---------
         Net Cash Provided by (Used for)
            Continuing Operations...............................             124,473             25,182           (5,481)
                                                                            --------           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures......................................              (9,462)           (15,513)         (49,629)
      Property and Equipment Dispositions.......................               7,293             10,558              981
      Purchase of Available-for-Sale Investments................            (849,061)          (209,234)        (358,281)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments........................             790,611            226,980          358,792
      Purchase of Held-to-Maturity Investments..................              (1,265)            (1,662)          (7,133)
      Proceeds from Maturities of Held-to-Maturity Investments..               8,585              5,466           36,077
                                                                            --------           --------         --------
          Net Cash (Used for) Provided by Continuing Operations.             (53,299)            16,595          (19,193)
                                                                            --------           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing.........................                                 91,459           79,000
      Payments on Debt and Capital Leases.......................             (81,041)           (42,686)         (62,419)
      Purchase of Treasury Stock................................                                                  (7,968)
      Exercise of Stock in Connection with Stock Plans..........               2,090              1,580            2,332
                                                                            --------           --------         --------
          Net Cash (Used for) Provided by Continuing Operations.             (78,951)            50,353           10,945
                                                                            --------           --------         --------

NET CASH (USED FOR) PROVIDED
       BY DISCONTINUED OPERATIONS...............................             (34,033)            11,567           (3,918)
                                                                            --------           --------         --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS..............................................             (41,810)           103,697          (17,647)

CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR..................................................             157,564             53,867           71,514
                                                                            --------           --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR........................           $ 115,754          $ 157,564        $  53,867
                                                                            ========           ========         ========

        See the accompanying notes to consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 2001, 2000 and 1999

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
Sierra's  broad range of managed  health care  services is provided  through its health maintenance  organizations  ("HMOs"),  managed indemnity plans,  military health  services  programs,  third-party  administrative  services  programs for employer-funded health benefit plans and its workers' compensation insurance and medical management programs. Ancillary products and services that complement the
Company's managed health care product lines are also offered.

During the third  quarter of 2001,  the Company  announced  its plan to exit the
Texas HMO  health  care  market  and  received  formal  approval  from the Texas
Department  of Insurance  to withdraw its HMO  operations  in  mid-October.  The
Company  will cease  providing  HMO health  care  coverage in Texas on April 17,
2002. In accordance  with Statement of Financial  Accounting  Standards No. 144,
"Accounting  for the  Impairment  or Disposal of Long-Lived  Assets"  ("SFAS No.
144"), the Company's Texas HMO health care operations have been  reclassified as discontinued  operations.  The individual line items on the consolidated balance sheets have been presented net of discontinued  operations with the total assets and  liabilities  of the  discontinued  operations  presented on one line within current assets and current liabilities,  respectively. The results of operations from  discontinued  operations  have  been  reported  net of  tax as a  separate component of income on the consolidated statements of operations. The cash flows from discontinued  operations have been reported as a separate  component on the consolidated  statements  of cash  flows.  See Note 10 for  disclosure  on and a description of the discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of  Consolidation.  All  significant  intercompany  transactions  and balances  have been  eliminated.  Sierra's  consolidated  subsidiaries  include:
Health Plan of Nevada,  Inc.  ("HPN") and Texas Health  Choice,  L.C.  ("TXHC"),
which are licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"),
a health and life insurance company; Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical provider group; Sierra Military Health Services, Inc., and its subsidiary,  ("SMHS"),  a company that provides and administers  managed care services to certain TRICARE  eligible  beneficiaries;  CII Financial,  Inc.
("CII"),  a holding company primarily  engaged in writing workers'  compensation
insurance  through  its  wholly-owned   subsidiaries;   administrative  services
companies;  a home  health  care  agency;  a hospice;  a home  medical  products subsidiary;  and a company that provides and manages mental health and substance abuse services. TXHC is reported as part of discontinued operations.

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
recipients were  approximately  $304,734,000,  $267,851,000  and $242,753,000 in
2001, 2000 and 1999,  respectively.  Unearned premium revenue includes  payments under  prepaid  Medicare  contracts  with the Centers for  Medicare and Medicaid
Services ("CMS") and prepaid HPN commercial and SHL indemnity premiums.

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

Professional Fees. Revenue for professional  medical services is recorded on the accrual basis in the period in which the services are provided.  Such revenue is recorded at  established  rates,  net of provisions  for  estimated  contractual allowances.

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
services to approximately  639,000  dependents of active duty military personnel
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

Investments. Investments consist principally of U.S. Government and its agencies securities  and  municipal  bonds,  as well  as  corporate  and  mortgage-backed
securities.    All   non-restricted   investments   that   are   designated   as
available-for-sale  are  classified as current  assets.  These  investments  are available for use in the current operations  regardless of contractual  maturity dates.  Non-restricted investments designated as held-to-maturity are classified as current  assets if expected  maturity is within one year of the balance sheet date. Otherwise,  they are classified as long-term  investments.  Realized gains and losses  are  calculated  using the  specific  identification  method and are
included   in   net   income.   Unrealized   holding   gains   and   losses   on
available-for-sale   securities   are  included  as  a  separate   component  of
stockholders' equity until realized.

Restricted  Cash and  Investments.  Certain  subsidiaries  are required by state regulatory  agencies  to  maintain  deposits  and must  also  meet net worth and reserve  requirements.  The Company  believes its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements.

Military Accounts Receivable.  Amounts receivable under government contracts are comprised  primarily  of estimates of  adjustments  under the contract  based on actual  experience  and estimates of the earned portion of any change orders not originally specified in the contract.

During 2001, SMHS adopted SFAS No. 140,  "Accounting for Transfers and Servicing
of  Financial  Assets  and  Extinguishments  of  Liabilities",   which  provides
accounting and reporting  standards for  securitizations  and other transfers of financial assets and extinguishments of liabilities.  On November 16, 2001, SMHS
entered  into  a  securitization   arrangement  with  General  Electric  Capital
Corporation.  The arrangement  provides for the sale of SMHS' Federal Government accounts  receivable  to SMHS Funding,  LLC.  SMHS Funding is a special  purpose limited  liability  company  owned by SMHS and was  formed  for the  purpose  of purchasing all receivables of SMHS. This entity is fully consolidated into SMHS.
SMHS Funding,  LLC may sell an undivided  interest in certain of the receivables to a  subsidiary  of  General  Electric  Capital  Corporation  in the event that additional financing by SMHS is warranted.

As of and for the year  ended  December  31,  2001,  SMHS has not  utilized  the facility  and is currently  incurring  an unused  facility fee of 0.5% per annum calculated  daily and  payable  monthly in arrears on the unused  portion of the maximum purchase limit of $32 million. As the servicer,  SMHS receives servicing fees at the rate of 1.0% per annum on the capital investment.

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

Property  and  Equipment.  Property  and  equipment  are  stated  at  cost  less accumulated  depreciation.  Maintenance  and repairs  that do not  significantly improve or extend the life of the  respective  assets are charged to operations.
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

        Buildings and Improvements                   10 - 30 years
        Leasehold Improvements                       3 - 10 years
        Furniture, Fixtures and Equipment            3 - 5 years
        Data Processing Hardware and Software        3 - 10 years

Goodwill.  Goodwill has been recorded  primarily as a result of various business acquisitions by the Company.  Amortization  has been recorded on a straight line basis  over  periods  not  exceeding  40 years.  The  Company  has  periodically evaluated the carrying value of its intangible  assets. The Company utilized the discounted  cash flow method for  evaluating  the  recoverability  of  goodwill.
Future cash flows are estimated based on Company  projections and are discounted based on the interest rates approximating long-term bond yields.

In connection with the restructuring  plans adopted and announced by the Company in the second quarter of 2000, the Company  re-evaluated the  recoverability  of certain long-lived assets,  primarily those associated with the Texas HMO health care operations,  in accordance with Statement of Financial Accounting Standards
No. 121,  "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be  Disposed  Of" ("SFAS No.  121") and  Accounting  Principles  Board
Opinion No. 17,  "Intangible  Assets" ("APB No. 17"),  and  determined  that the carrying  value of  certain  goodwill  was  impaired.  In  assessing  the  asset impairment of the long-lived  assets,  the Company first  allocated a portion of related  goodwill to the fixed assets to be disposed of, in accordance with SFAS
No.  121.  The  remainder  of  the  related   goodwill  was  then  assessed  for
recoverability in accordance with APB No. 17 based on projected  discounted cash flows and an impairment of $141,506,000 was recorded.  Of the total  impairment,
$126,387,000  was  related  to and has  been  recorded  as part of  discontinued
operations.  See Note 10 and Note 17 for a description  of the primary facts and circumstances related to the impairment.

Starting in 2002,  goodwill  will be evaluated in accordance  with  Statement of
Financial  Accounting  Standards No. 142, "Goodwill and Other Intangible Assets"
("SFAS No. 142"),  which is effective  January 1, 2002. In accordance  with SFAS
No. 142, the Company will no longer amortize its goodwill. Amortization expense, from continuing  operations,  associated with goodwill was $805,000,  $1,131,000
and  $1,463,000  for  the  years  ended  December  31,  2001,   2000  and  1999,
respectively.

Medical Claims Payable and Military Health Care Payable.  Medical claims payable and military  health care payable  include the estimated  cost for unpaid claims for which health care  services  have been  provided to enrollees and to TRICARE eligibles. Such provisions include an estimate for the costs of claims that have been incurred but have not been reported.

Premium Deficiency Reserves.  Premium deficiency expenses are recognized when it is probable that the future costs associated with a group of existing  contracts will exceed the  anticipated  future  premiums on those  contracts.  The Company calculates  expected premium  deficiency  expense based on budgeted revenues and expenses.  Premium deficiency reserves are evaluated quarterly for adequacy. See
Note  10 and  Note 16 for a  description  of  premium  deficiency  expenses  and balances  for the years ended  December  31,  2001,  2000 and 1999.  The premium deficiency  accruals  as of  December  31,  2001 and 2000  were  related  to the discontinued operations.

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

Credit risk with respect to accounts receivable is generally  diversified due to the large number of entities  comprising  the Company's  customer base and their dispersion  across many  different  industries.  These  customers  are primarily located in the  states in which the  Company  operates  and are  principally  in
California, Nevada and Texas. However, the Company is licensed and does business in several other states.  As of December 31, 2001,  the Company had  receivables outstanding from the federal  government  related to its TRICARE contract in the amount of $40.2 million.  The Company also has receivables  from its reinsurers.
Reinsurance  contracts  do not  relieve  the  Company  from its  obligations  to enrollees or  policyholders.  Failure of reinsurers  to honor their  obligations could  result in losses to the  Company.  The Company  evaluates  the  financial condition of its reinsurers to minimize its exposure to significant  losses from reinsurer  insolvencies.  All reinsurers  with whom the Company has  reinsurance contracts  are  rated AA and A+ or  better by Fitch  Ratings  and the A.M.  Best
Company, respectively.

Derivatives.  The Company's only derivative  instrument is an interest rate swap agreement  used to  minimize  interest  rate risk.  As of  January 1, 2001,  the
Company  implemented  Statement  of  Financial  Accounting  Standards  No.  133,
"Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").
The  implementation  did not result in an  adjustment.  At December  31, 2001 we recorded the swap agreement to its fair market value.  The fair market value was determined based on what the Company would need to pay,  $685,000,  to terminate the swap  agreement  at  December  31,  2001.  Sierra  accounts  for  derivative instruments  on the  balance  sheet at fair  value with  changes in fair  values reported as part of net income.

Recently Issued Accounting Standards. In July 2001, the FASB issued SFAS No. 142 which is effective  January 1, 2002. SFAS No. 142 requires,  among other things, the  discontinuance  of goodwill  amortization.  In addition,  the pronouncement includes  provisions for the  reclassification  of certain  existing  recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles,  reclassification of certain intangibles out of previously reported goodwill and the  identification  of  reporting  units for purposes of assessing potential  future  impairments  of  goodwill.  SFAS No. 142 also  requires us to complete a  transitional  goodwill  impairment  test six months from the date of adoption.  The net  amortized  goodwill  balance at December  31, 2001 was $14.8 million and goodwill amortization expense during the year was $805,000 and would have  been  approximately  the same  amount  in 2002  under  current  accounting standards. The Company has performed an evaluation of the impact of SFAS No. 142 on our operations and has determined that the recorded goodwill was not impaired under the guidelines of the pronouncement.

In October  2001,  the FASB  issued SFAS No. 144 which is  effective  for fiscal years  beginning after December 15, 2001 with early adoption  recommended.  SFAS
No. 144 requires that long-lived assets that are to be sold within one year must be  separately  identified  and carried at the lower of  carrying  value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are  subject to  depreciation  and must be written  down to fair value upon impairment.  Long-lived  assets no longer  expected  to be sold within one year, such as  foreclosed  real  estate,  must be written down to the lower of current fair  value  or fair  value  at the  date of  foreclosure  adjusted  to  reflect depreciation  since  acquisition.  As  discussed  in  Note  4 of  Notes  to  the
Consolidated  Financial  Statements the Company  elected to adopt early SFAS No.
144 effective  January 1, 2001 and present the Texas HMO health care  operations as discontinued.

Use of Estimates and Assumptions in the Preparation of Financial Statements. The
preparation of financial  statements in conformity  with  accounting  principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting  period.  Management must exercise its judgment taking into consideration  the facts and  circumstances  in selecting  assumptions and other
factors  in  calculating  its  estimates.   On  an  on-going  basis,  management
re-evaluates  its  assumptions  and the methods of  calculating  its  estimates.
Estimates and assumptions include, but are not limited to, medical and specialty product  expenses,  military  revenue and expenses and goodwill  recoverability.
Actual results may materially differ from estimates.

Reclassifications.  Certain amounts in the Consolidated Financial Statements for the years ended  December  31, 2000 and 1999 have been  reclassified  to conform with the current year presentation.

3. EARNINGS PER SHARE

The following table provides a reconciliation  of basic and diluted earnings per share ("EPS"):

(In thousands, except per share data)                                              Years ended December 31,
                                                                          2001                2000              1999
                                                                          ----                ----              ----
Income (loss) from continuing operations........................       $  17,466          $  (38,793)         $ 10,523
Loss from discontinued operations...............................         (13,980)           (161,122)          (15,154)
                                                                         -------            --------           -------
Net income (loss)...............................................    $      3,486          $ (199,915)      $    (4,631)
                                                                         =======            ========           =======

Earnings per common share:
Income (loss) from continuing operations........................    $       0.63          $    (1.43)      $      0.39
Loss from discontinued operations...............................           (0.50)              (5.94)            (0.56)
                                                                         ------              -------           -------
Net income (loss)..............................................     $       0.13          $    (7.37)      $     (0.17)
                                                                          ======             =======           =======

Earnings per common share assuming dilution:
Income (loss) from continuing operations.......................     $       0.61          $    (1.43)      $      0.39
Loss from discontinued operations...............................           (0.49)              (5.94)            (0.56)
                                                                          ------            --------           -------
Net income (loss)...............................................    $       0.12          $    (7.37)      $     (0.17)
                                                                          ======            ========           =======

Weighted average common shares outstanding......................          27,685              27,142            26,927
Weighted average common shares outstanding
         assuming dilution......................................          28,509              27,142            26,996

Options  to  purchase  4,250,000  shares of common  stock  were  outstanding  at
December 31, 2000 but were not included in the  computation of diluted  earnings per share  because the Company had a net  operating  loss for the year and their inclusion would have been anti-dilutive.

CII issued convertible  subordinated debentures (the "Debentures") due September
15, 2001.  Each $1,000 in principal  was  convertible  into 25.382 shares of the
Company's  common  stock  at a  conversion  price  of  $39.398  per  share.  The
Debentures  were paid off in September  2001 and they have not been  included in the computation of EPS during the years presented  because their effect would be anti-dilutive.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:

           (In thousands)                                                       2001                      2000
                                                                             ----------                -----------
           Land...................................................          $   11,263                 $  14,218
           Buildings and Improvements.............................             101,822                   118,879
           Furniture, Fixtures and Equipment......................              39,565                    39,975
           Data Processing Equipment and Software.................              96,405                    88,439
           Software in Development and Construction
              in Progress.........................................               2,424                     5,816
           Less: Assets Held for Sale.............................                                        (3,458)
                    Accumulated Depreciation .....................            (110,028)                  (92,837)
                                                                              --------                   -------
               Property and Equipment, Net........................           $ 141,451                  $171,032
                                                                              ========                   =======

The  following is an analysis of property and  equipment  under capital lease by classification as of December 31:

           (In thousands):                                                       2001                      2000
                                                                              ----------                -----------
           Data Processing Equipment and Software ................               $ 333                   $ 6,571
           Furniture, Fixtures and Equipment......................                                         3,783
           Buildings..............................................                 245                       245
           Less: Accumulated Depreciation.........................                (316)                   (5,552)
                                                                                  ----                    ------
              Property and Equipment, Net.........................               $ 262                   $ 5,047
                                                                                  ====                    ======

The Company capitalizes  interest expense as part of the cost of construction of
facilities  and  the  implementation  of  computer  systems.   Interest  expense
capitalized  in  2001,  2000  and  1999 was  $29,000,  $67,000  and  $2,140,000,
respectively.  Depreciation expense, from continuing  operations,  in 2001, 2000 and 1999 was $24,742,000, $23,847,000 and $18,961,000, respectively.

Assets held for sale on the balance sheet at December 31, 2000 consisted of real estate in Arizona which the Company sold during 2001.

Sale-Leaseback.  On December 28, 2000,  the Company sold the majority of its Las
Vegas,  Nevada  administrative  and medical  clinic  real  estate  holdings in a sale-leaseback transaction.  As part of the transaction,  the Company financed a portion of the sales price with mortgage  notes  receivable of $22.2 million and provided  deposits  of $4.3  million.  The  mortgages  and  deposits  constitute continuing involvement as defined in Statement of Financial Accounting Standards
No. 98, "Accounting for Leases" ("SFAS No. 98"), and as such the transaction did not qualify as a sale. In accordance with SFAS No. 98, the Company  recorded the transaction as a financing  obligation of  $113,659,000,  offset by the mortgage notes  receivable of  $22,200,000.  The net book value of the assets included in the  transaction  was  $86,890,000  at December 31, 2000. For assets that do not qualify  for sale  treatment,  depreciation  expense  and  interest  expense are recognized  on the net book  value of the assets  and net  financing  obligation outstanding, respectively.

During 2001, the Company received full payment on the outstanding mortgage notes receivable  associated  with  three  of the  medical  clinics.  This  cured  the continuing  involvement criteria from SFAS No. 98 and the clinics then qualified as a sale.  To  record  the sale,  the  Company  retired  the  assets  and their associated  accumulated  depreciation  and financing  obligation  and recorded a deferred gain to be recognized over the remaining 14 year term of the lease. The impact of the sale of the three  clinics was a net reduction of $13.4 million in property  and  equipment,  a net  reduction of $14.6  million in the  associated financing  obligation  and a deferred gain of $6.1  million.  As of December 31,
2001, the remaining  financing  obligation was  $90,810,000,  offset by mortgage notes receivable of $16,862,000.

The Company expects that the remaining  mortgages and deposits will be repaid to
Sierra  by the end of 2002,  at which  time  the  rest of the  transaction  will qualify as a sale.

5. CASH AND INVESTMENTS

Investments  that the Company has the  intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity.  The remaining investments have been categorized as available-for-sale  and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date.  Gross realized gains on investments  for 2001, 2000 and
1999 were $1,098,000, $494,000 and $334,000, respectively. Gross realized losses on investments for 2001,  2000 and 1999 were $771,000,  $1,566,000 and $733,000, respectively.

The following table summarizes the Company's  current,  long-term and restricted investments as of December 31, 2001:

                                                                                 Gross              Gross
                                                            Amortized         Unrealized          Unrealized             Fair
(In thousands)                                                Cost              Gains              Losses                Value
                                                         --------------     -------------      -------------         -----------
Available-for-Sale Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................           $210,949          $1,129                $ 7,494            $204,584
    Municipal Obligations.........................             16,274              31                    394              15,911
    Corporate Bonds...............................             29,572              81                  2,110              27,543
    Other.........................................                851                                                        851
                                                              -------           -----                 ------             -------
       Total Debt Securities......................            257,646           1,241                  9,998             248,889
    Preferred Stock...............................              8,884              40                     50               8,874
                                                              -------           -----                 ------             -------
       Total Current..............................            266,530           1,281                 10,048             257,763
                                                              -------           -----                 ------             -------

Classified as Restricted:
    U.S. Government
       and its Agencies...........................             17,677             352                    317              17,712
    Municipal Obligations.........................              2,326              38                                      2,364
    Corporate Bonds...............................              1,495              35                                      1,530
    Other.........................................              2,029                                                      2,029
                                                              -------           -----                 ------             -------
 Total Restricted.................................             23,527             425                    317              23,635
                                                              -------           -----                 ------             -------
          Total Available-for-Sale................           $290,057          $1,706                $10,365            $281,398
                                                              =======           =====                 ======             =======

Held-to-Maturity Investments:
Classified as Current:
   Corporate Bonds................................           $  2,999          $   22                                   $  3,021
                                                              -------           -----                                    -------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................              5,608                                $   258               5,350
    Municipal Obligations.........................                328                                     15                 313
    Corporate Bonds...............................              2,498             175                                      2,673
                                                              -------           -----                 ------             -------
Total Long-term  .................................              8,434             175                    273               8,336
                                                              -------           -----                 ------             -------

Classified as Restricted:
   U.S. Government
       and its Agencies...........................                626              24                                        650
   Municipal Obligations..........................                636                                     29                 607
    Corporate Bonds...............................              1,114              42                                      1,156
                                                              -------           -----                 ------             -------
Total Restricted .................................              2,376              66                     29               2,413
                                                              -------           -----                 ------             -------
          Total Held-to-Maturity..................           $ 13,809          $  263                $   302            $ 13,770
                                                              =======           =====                 ======             =======

The following table summarizes the Company's  current,  long-term and restricted investments as of December 31, 2000:

                                                                                  Gross               Gross
                                                            Amortized          Unrealized          Unrealized             Fair
(In thousands)                                                Cost                Gains               Losses              Value
                                                        --------------       -------------       -------------        -----------
Available-for-Sale Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................           $145,610               $284              $6,761            $139,133
    Municipal Obligations.........................             20,303                 41                 549              19,795
    Corporate Bonds...............................             41,040                 62               1,659              39,443
                                                              -------                ---               -----             -------
Total Debt Securities.............................            206,953                387               8,969             198,371
    Preferred Stock...............................              7,957                 50                 231               7,776
                                                              -------                ---               -----             -------
Total Current ....................................            214,910                437               9,200             206,147
                                                              -------                ---               -----             -------

Classified as Restricted:
    U.S. Government
       and its Agencies...........................             15,862                 69                 207              15,724
    Municipal Obligations.........................              2,637                 49                  27               2,659
    Corporate Bonds...............................              1,192                 16                  16               1,192
    Other.........................................              2,509                                                      2,509
                                                              -------                ---               -----             -------
       Total Restricted ..........................             22,200                134                 250              22,084
                                                              -------                ---               -----             -------
          Total Available-for-Sale ...............           $237,110               $571              $9,450            $228,231
                                                              =======                ===               =====             =======

Held-to-Maturity Investments:
Classified as Current:
    U.S. Government
       and its Agencies...........................           $    283               $  3                                $    286
    Municipal Obligations.........................                505                 12                                     517
                                                              -------                ---                                 -------
Total Current.....................................                788                 15                                     803
                                                              -------                ---                                 -------

Classified as Long-term:
    U.S.  Government
       and its Agencies...........................             11,230                262              $  689              10,803
    Municipal Obligations.........................              2,381                 53                                   2,434
    Corporate Bonds...............................              4,482                117                 160               4,439
                                                              -------                ---               -----             -------
Total Long-term  .................................             18,093                432                 849              17,676
                                                              -------                ---               -----             -------

Classified as Restricted:
   U.S. Government
       and its Agencies...........................              1,263                 14                                   1,277
Corporate Bonds  .................................                499                 23                                     522
   Other..........................................                615                                                        615
                                                              -------                ---                                 -------
       Total Restricted...........................              2,377                 37                                   2,414
                                                              -------                ---               -----             -------
          Total Held-to-Maturity..................           $ 21,258               $484              $  849            $ 20,893
                                                              =======                ===               =====             =======

The  contractual  maturities of  available-for-sale  investments at December 31,
2001 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                               Amortized
                                                                                  Cost                 Fair Value
                                                                            ---------------          --------------
(In thousands)
Due in one year or less......................................                  $ 13,590                 $ 13,609
Due after one year through five years........................                    39,511                   39,865
Due after five years through ten years.......................                    34,345                   34,263
Due after ten years through fifteen years....................                    19,399                   19,295
Due after fifteen years......................................                   174,328                  165,492
                                                                                -------                  -------
     Total...................................................                  $281,173                 $272,524
                                                                                =======                  =======

The contractual maturities of held-to-maturity  investments at December 31, 2001 are shown below.  Expected  maturities  may differ from  contractual  maturities because borrowers may have the right to call or prepay obligations.

                                                                               Amortized
                                                                                  Cost                 Fair Value
                                                                            ---------------          --------------
(In thousands)
Due in one year or less......................................                   $ 4,065                  $ 4,111
Due after one year through five years........................                     3,171                    3,389
Due after five years through ten years.......................
Due after ten years through fifteen years....................
Due after fifteen years......................................                     6,573                    6,270
                                                                                 ------                   ------
     Total...................................................                   $13,809                  $13,770
                                                                                 ======                   ======

Of the cash and cash  equivalents  and  current  investments  that total  $376.5 million in the  accompanying  Consolidated  Balance  Sheet at December 31, 2001,
$341.3 million is limited for use only by the Company's regulated  subsidiaries.
Such  amounts  are   available   for  transfer  to  Sierra  from  the  regulated
subsidiaries  only to the extent that they can be remitted  in  accordance  with terms of existing management agreements and by dividends, which customarily must be  approved  by  regulating  state  insurance  departments.  The  remainder  is available to Sierra on an unrestricted basis.

6. REINSURANCE

The  Company  is covered  under  medical  reinsurance  agreements  that  provide coverage  for 50% - 90% of hospital  and other costs in excess of,  depending on the contract,  $75,000 to $200,000 per case,  up to a maximum of $2,000,000  per member per  lifetime for both the managed  indemnity  and HMO  subsidiaries.  In addition,  certain  of the  Company's  HMO  members  are  covered  by an  excess catastrophe reinsurance contract and SHL maintains reinsurance on certain of its
insurance  products.   Reinsurance   premiums  of  $1,680,000,   $2,433,000  and
$1,835,000,  net  of  reinsurance  recoveries  of  $1,760,000,   $1,945,000  and
$1,761,000,   are  included  in  medical  expenses  for  2001,  2000  and  1999, respectively.

CII has  reinsurance  agreements or treaties in effect with unrelated  entities.
Effective  July 1, 1998,  all claims with dates of injury  occurring on or after that date were reinsured under a quota share and excess of loss agreement,  "low level reinsurance",  with Travelers Indemnity Company of Illinois ("Travelers").
Travelers  is rated  AA and A++ by Fitch  Ratings  and the  A.M.  Best  Company,
respectively.  The low level reinsurance provided quota share protection for 30%
of the first $10,000 of each loss,  and excess of loss  protection of 75% of the next  $40,000 of each loss,  and 100% of the next  $450,000 on a per  occurrence basis.  The maximum  net loss  retained on any one claim ceded under this treaty was $17,000. This agreement continued until June 30, 2000, when CII exercised an option for a twelve month extension relating to the run-off of policies in force as of June 30, 2000, which covered claims arising under such policies during the term of the extension.

In addition to the low level reinsurance,  effective January 1, 2000 CII entered into a reinsurance  contract that provides  statutory  (unlimited)  coverage for workers' compensation claims in excess of $500,000 per occurrence.  The contract is in effect for claims  occurring on or after January 1, 2000 through  December
31, 2002.  There is a twelve month run out  provision in the contract  which the
Company  intends to  exercise.  The  reinsurer,  National  Union Fire  Insurance
Company,  is rated  AAA and A++ by Fitch  Ratings  and the  A.M.  Best  Company,
respectively.

Effective  July 1, 2000,  CII entered into a reinsurance  contract with National
Union Fire  Insurance  Company that  provided  $250,000 of coverage for workers'
compensation  claims in excess of $250,000 per  occurrence.  The contract was in effect for claims  occurring on policies with effective  dates beginning July 1,
2000 and thereafter and for claims incurred prior to July 1, 2001.

The low level reinsurance  agreement was consummated early in the fourth quarter of 1998 but  coverage  was made  retroactive  to July 1, 1998.  Therefore,  this agreement  contained both  retroactive  (covering  claims occurring in the third calendar quarter of 1998) and prospective  reinsurance coverage (covering claims occurring  after  September 30, 1998). In accordance with Statement of Financial
Accounting  Standards No. 113,  "Accounting  and Reporting  for  Reinsurance  of
Short-Duration  and  Long-Duration  Contracts"  ("SFAS No.  113"),  the  Company
bifurcated  the low level  reinsurance  agreement  between the  retroactive  and prospective  components  due to the  different  accounting  treatments  for each respective piece. The amount by which the estimated ceded  liabilities  exceeded the amount paid for the retroactive coverage was reported as a deferred gain and is  amortized  to income as a reduction  of incurred  losses over the  estimated remaining settlement period using the interest method. Any subsequent changes in estimated or actual cash flows related to the retroactive coverage are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised  estimate  been  available at the  inception of the reinsurance  transactions,  with a corresponding charge or credit to income. The
Company  recorded  an  adjustment  to  increase  its  deferred  gain  related to retroactive  reinsurance  coverage by  $2,996,000,  $3,662,000 and $4,615,000 in
2001, 2000 and 1999,  respectively.  For the years ended December 31, 2001, 2000 and 1999, the Company  amortized  deferred  gains of $2,696,000,  $5,199,000 and
$3,850,000, respectively. Such amortization is included as a credit to specialty product expense on the accompanying consolidated statements of operations.

In  accordance  with SFAS No. 113,  losses ceded under  prospective  reinsurance reduce direct incurred losses and amounts  recoverable are reported as an asset.
At  December  31, 2001 and 2000,  the amount of  reinsurance  recoverable  under prospective  reinsurance  contracts for unpaid loss and LAE was $187,453,000 and
$218,757,000,  respectively.  At  December  31,  2001 and  2000,  the  amount of
reinsurance   recoverable  under  the  retroactive   reinsurance   contract  was
$8,781,000 and $10,863,000,  respectively.  The amount of reinsurance receivable for paid loss and LAE was  $21,845,000  and $17,585,000 at December 31, 2001 and
2000, respectively.

Reinsurance  contracts  do not  relieve  the  Company  from its  obligations  to enrollees or  policyholders.  Failure of reinsurers  to honor their  obligations could  result in losses to the  Company.  The Company  evaluates  the  financial condition of its reinsurers to minimize its exposure to significant  losses from reinsurer insolvencies.

All of the reinsurance  recoverables  are due from reinsurers rated AA and A+ by
Fitch  Ratings  and the A.M.  Best  Company,  respectively,  and all amounts are considered to be collectible.

The following  table  provides  workers'  compensation  prospective  reinsurance information for the three years ended December 31, 2001:

                                                                                    Change in
                                                                Recoveries         Recoverable
                                                                  on Paid           on Unpaid           Premiums
                                                                Losses/LAE          Losses/LAE            Ceded
                                                                ----------        ------------            -----
(In thousands)
Year Ended December 31, 2001:
 Low level reinsurance carrier.................                   $80,932            $(40,430)          $  9,136
 Excess of loss reinsurance carriers...........                     4,407               9,125              4,244
                                                                   ------             -------            -------
 Total ........................................                   $85,339            $(31,305)           $13,380
                                                                   ======             =======             ======

Year Ended December 31, 2000:
 Low level reinsurance carrier...................                 $53,408            $100,240            $74,071
 Excess of loss reinsurance carriers.............                   2,324               8,428              3,449
                                                                   ------             -------            -------
 Total ..........................................                 $55,732            $108,668            $77,520
                                                                   ======             =======             ======

Year Ended December 31, 1999:
 Low level reinsurance carrier..................                  $21,941            $ 69,104            $60,702
 Excess of loss reinsurance carriers..............                  1,730               3,188              3,025
                                                                   ------             -------            -------
 Total ........................................                   $23,671            $ 72,292            $63,727
                                                                   ======             =======             ======

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

                                                                                  Year ended December 31,
                                                                         2001              2000             1999
                                                                      ----------        ----------       -----------
(In thousands)
Net Beginning Losses and LAE Reserve .....................              $155,797         $134,305          $174,467
                                                                         -------          -------           -------

Net Provision for Insured Events Incurred in:
   Current Year ..........................................               131,923           86,587            51,541
   Prior Years............................................                 8,691           23,293             9,920
                                                                         -------          -------           -------
     Total Net Provision..................................               140,614          109,880            61,461
                                                                         -------          -------           -------

Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year ..........................................                28,560           26,867            21,207
   Prior Years............................................                69,599           61,521            80,416
                                                                         -------          -------           -------
     Total Net Payments ..................................                98,159           88,388           101,623
                                                                         -------          -------           -------

Net Ending Losses and LAE Reserve ........................               198,252          155,797           134,305
Reinsurance Recoverable ..................................               187,453          218,757           110,089
                                                                         -------          -------           -------

Gross Ending Losses and LAE Reserve ......................              $385,705         $374,554          $244,394
                                                                         =======          =======           =======

During the years ended December 31, 2001 and 2000, the Company experienced prior
year  net  adverse  loss   development   of  $8.7  million  and  $23.3  million,
respectively.  Estimated  losses and LAE incurred in accident years 1996 to 1999 have developed  significantly  primarily due to the  continuation  of increasing claim  severity  patterns on the  Company's  California  book of business.  Many workers'  compensation  insurance  carriers in California are also  experiencing high claim  severity.  Factors  influencing  the higher claim  severity  include rising average  temporary  disability costs, the increase in the number of major permanent  disability  claims,  medical  inflation and adverse  court  decisions related  to  medical  control  of a  claimant's  treatment.  See  Note  6  for a description of our reinsurance coverage.

For the year ended  December  31,  1999,  the Company  recorded net adverse loss development  on prior  accident  years of $9.9  million,  primarily for accident years 1996 to 1998.

8. LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

                                                                                    2001                  2000
                                                                                 ----------            -----------
(In thousands)
Revolving Credit Facility............................................             $ 89,000              $135,000
Net Financing Obligations............................................               73,948                91,253
7 1/2% Convertible Subordinated Debentures...........................                                     47,041
9 1/2% Senior Debentures.............................................               19,187
Other................................................................                1,236                 5,669
                                                                                   -------               -------
  Total..............................................................              183,371               278,963
Less Current Portion.................................................               (1,612)              (53,993)
                                                                                   -------               -------
Long-term Debt.......................................................             $181,759              $224,970
                                                                                   =======               =======

Revolving Credit  Facility.  On October 31, 1998, the Company replaced its prior line of credit with a $200  million  credit  facility.  As a result of the asset impairment  and other  changes  in  estimate  charges,  the  Company  was not in compliance with its financial  covenants at June 30, 2000. On December 15, 2000, the  Company  entered  into an amended  and  restated  credit  agreement,  which terminates on September 30, 2003.  The Company  believes it is now in compliance with  all  covenants  of the  amended  agreement.  The  restated  agreement  was subsequently  amended  in April  2001 to  allow  for the  completion  of the CII debenture  exchange  offer and again in October 2001 to provide a limited waiver for covenants affected by exiting the Texas HMO health care market.

The maximum  availability  under the amended and restated  credit  agreement has been  reduced to $117  million at December 31, 2001 from $135 million at the end of 2000 due to required  reductions in the agreement.  At December 31, 2001, the
Company  has $28  million  available  under the  agreement;  however,  the total availability  will be reduced by $6.0  million on June 30, 2002 and December 31,
2002 and finally by $10.0 million on June 30, 2003. The amount  available  under the credit  facility can be further  reduced by 80% of net proceeds from certain asset sales and excess cash flow, as well as 100% of the net proceeds of any new debt or equity  issuance,  excluding  any  issuance  by CII,  as  defined in the amended and restated credit agreement.

Subject to normal  qualifications  and  exceptions,  Sierra has covenants  that,
among  other  things,   restrict  its  ability  to  dispose  of  assets,   incur
indebtedness,   pay  dividends,  make  investments,   loans  or  advances,  make
acquisitions,  engage in mergers or consolidations, or make capital expenditures and which otherwise  restrict  certain  corporate  activities.  Any availability under the credit  facility  generated  from excess  cash flow must be  converted annually to  permanent  reductions  in  accordance  with the terms of the credit facility.

The amended and restated credit agreement restricts the amount of funds that can be invested in the Texas and SMHS  operations.  The maximum we can invest in the
Military operations is $5 million, we have not invested any of the $5 million as of December 31, 2001. After September 30, 2001, we can invest an additional $5.0 million in the Texas  operations  and replace the Texas real estate  assets with cash and notes up to $46  million.  Under the terms of the amended and  restated
agreement, the use of Sierra funds to pay the outstanding Texas mortgage note of
$29.2 million is not  considered an investment in the Texas  operations.  During the fourth  quarter of 2001, we invested in Texas the full $5.0 million  allowed under the amended and restated  agreement.  If we had to invest more than we are allowed,  we would be required to get a waiver or an amendment to our  agreement or be out of  compliance.  If  additional  funds are needed by our  discontinued
Texas HMO health care  operations  and we do not transfer such funds they may be in violation of certain  insurance  regulations  and we may be required to get a waiver or an amendment to our  agreement  or be out of  compliance.  There is no assurance  that if we needed a bank waiver or amendment that we would be able to obtain it. Based on the current estimated Texas HMO healthcare run-out costs and recorded  reserves,  we believe we have adequate funds available and the ability to invest adequate funds in Texas to meet the anticipated obligations.

We are not  allowed to pay or declare  any cash  dividends  on our common  stock under the terms of our amended and restated credit  agreement.  We have not paid or declared  any cash  dividends  since  inception.  We  anticipate  that future earnings will be retained for our current operations;  therefore, we do not plan to pay or declare any dividends on our common stock in the foreseeable future.

Interest under the amended and restated  credit  agreement is variable and based on the Bank of America "prime rate"  adjusted for a margin.  The rate was 5.375%
at December 31, 2001,  which is a combination  of the prime rate of 4.75% plus a margin of .625%.  The Company can reduce the margin in the future by  completing certain  transactions and meeting certain  financial  ratios. Of the outstanding balance, $25 million is covered by an interest-rate swap agreement.  To mitigate the risk of  interest  rate  fluctuation  on the credit  facility,  the  Company entered into a five-year $50 million  interest-rate  swap  agreement  during the fourth  quarter of 1998.  The intent of the  agreement was to keep the Company's interest rate on $50 million of the borrowing  relatively  fixed.  In the fourth quarter of 2000, $25 million of the swap agreement was terminated.  The interest rate swap is a derivative as described in SFAS No.133 and the Company recorded a liability  for the  interest-rate  swap  agreement  at its fair market  value of
$685,000 as of December  31,  2001.  Previously,  the fair value of the asset or liability related to the swap was immaterial.  The fair market value is the cost that  the  Company  would  need to pay to  terminate  the swap  agreement  as of
December 31, 2001.

The average  cost of borrowing on the credit  facility for 2001,  including  the amortization  of deferred  financing fees and the impact of the swap  agreement, was 10.6%.  The terms of the  amended  and  restated  credit  agreement  contain certain  covenants  including a minimum fixed charge  coverage  ratio, a minimum interest  coverage  ratio,  a maximum  leverage  ratio,  maximum loss ratios and maximum capital  expenditure  amounts.  The Company believes it is in compliance with these covenants at December 31, 2001.

Net Financing  Obligations  represent amounts recorded as a financing obligation of $90.8  million  offset by notes  receivable  of $16.9  million as part of the sale-leaseback  transaction  described  in Note 4.  Amounts  were  recorded as a financing  obligation as required by SFAS No. 98 using the interest  method with effective  interest rates of 8.16% to 8.53%. The balance  outstanding  under the net  financing  obligations  was reduced by $14.6 million as described in Note 4 and by $2.7 million from the principal portion of the lease payments made during
2001.

Debentures.  At September 30, 2000, CII Financial,  Inc. had approximately $47.1 million of subordinated  debentures  outstanding  that were due on September 15,
2001.  These  subordinated  debentures  were neither  assumed nor  guaranteed by
Sierra and were subordinated to Sierra's credit facility debt. In December 2000,
CII Financial  commenced an offer to exchange the  subordinated  debentures  for cash and/or new  debentures.  On May 7, 2001, CII Financial  closed its exchange offer on $42.1 million of its outstanding subordinated debentures. CII Financial purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued $15.0  million in new 9 1/2% senior  debentures,  due
September 15, 2004, in exchange for $15.0  million in  subordinated  debentures.
The remaining $5.0 million in subordinated debentures were paid at maturity.

The  transaction  was accounted for as a  restructuring  of debt;  therefore all future cash payments,  including  interest,  related to the  debentures  will be reductions  of the  carrying  amount of the  debentures  and no future  interest expense will be recognized. Accordingly, the new 9 1/2% senior debentures have a carrying  amount of $19.2 million,  which consists of principal  amount of $15.0 million and $4.2 million in future accrued interest.

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

Other. The Company has obligations under capital leases with interest rates from
8.0% to  12.2%.  In  addition,  the  Company  has  term  loans  with the City of
Baltimore and the State of Maryland. Scheduled maturities of the Company's notes payable,  net financing  obligations  and future minimum  payments under capital leases,  together with the present  value of the net minimum  lease  payments at
December 31, 2001, are as follows:

                                                                                              Obligations
     (In thousands)                                                      Notes               Under Capital
     Years ending December 31,                                          Payable                 Leases
     ----------------------------------------------------         -----------        -------------------
         2002.................................................        $    1,533                    $115
         2003.................................................            92,171                     121
         2004.................................................            21,304                      83
         2005 ................................................             4,011                      31
         2006.................................................             4,526                      30
         Thereafter...........................................            59,437                     184
                                                                         -------                    ----
            Total.............................................          $182,982                     564
                                                                         =======
         Less:  Amounts Representing Interest.................                                      (175)
                                                                                                    ----

         Present Value of Minimum Lease Payments..............                                     $ 389
                                                                                                    ====

The fair value of long-term debt, including the current portion, is estimated to be approximately  $192,392,000 based on the borrowing rates currently  available to the Company.

9. INCOME TAXES

A summary of the provision for income taxes for the years ended  December 31, is as follows:

     (In thousands)                                           2001                  2000                  1999
                                                           ----------            ----------            -----------
     Provision (Benefit) for Income Taxes:
     Current.....................................             $(1,131)            $   (795)               $    0
     Deferred....................................               9,934              (12,080)                2,209
                                                               ------              -------                 -----
     Total.......................................             $ 8,803             $(12,875)               $2,209
                                                               ======              =======                 =====

The  following  reconciles  the  difference  between the reported and  statutory provision (benefit) for income taxes, including discontinued operations, for the years ended December 31:

                                                             2001                    2000                  1999
                                                         ------------            ------------          ------------

     Statutory Rate..............................             35%                    (35)%                  35%
     State Income Taxes..........................             (1)                      1                     9
     Tax Preferred Investments...................             (2)                     (1)                  (10)
     Change in Valuation Allowance ..............              -                       -                   (12)
     Intangible Amortization.....................              1                      11                     4
     Other.......................................              1                      (1)                   (9)
                                                              --                     ---                   ---
     Provision (Benefit) for Income Taxes........             34%                    (25)%                  17%
                                                              ==                     ===                   ===

The tax effects of significant  items  comprising the Company's net deferred tax assets are as follows at December 31:

                                                                               2001                      2000
                                                                           ------------              -------------
(In thousands)
Deferred Tax Assets:
    Medical and Losses and LAE Reserves.......................               $ 10,506                 $ 18,880
    Accruals Not Currently Deductible.........................                 16,542                   14,628
    Compensation Accruals.....................................                  9,974                    9,732
    Bad Debt Allowances.......................................                  4,061                    6,916
    Loss Carryforwards and Credits............................                 59,756                   26,741
    Depreciation and Amortization.............................                  5,038                   30,444
    Unearned Premiums.........................................                  1,757                    1,954
    Deferred Reinsurance Gains................................                  2,022                    1,917
    Unrealized Investment Losses..............................                  3,033                    3,051
    Other.....................................................                    216                      692
                                                                              -------                  -------
      Total...................................................                112,905                  114,955
                                                                              -------                  -------

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs.........................                    741                      655
    Other.....................................................                    947                      290
                                                                              -------                  -------
      Total...................................................                  1,688                      945
                                                                              -------                  -------

    Net Deferred Tax Asset....................................               $111,217                 $114,010
                                                                              =======                  =======

At December 31, 2001, the Company had approximately  $154,942,000 of regular tax net operating loss  carryforwards.  The net operating loss  carryforwards can be used to reduce future taxable income until they expire through the year 2020. In addition to the net operating loss  carryforwards,  the Company has  alternative minimum tax  credits of  approximately  $4,258,000,  which can be used to reduce regular tax  liabilities  in future years.  There is no expiration  date for the alternative minimum tax credits.

The Company  does not have a valuation  allowance  at December 31, 2001 or 2000.
Included in other current  receivables in the December 31, 2001 and 2000 balance sheets are income tax receivables of $2,265,000 and $1,326,000, respectively.

10. DISCONTINUED OPERATIONS

Throughout  2001, the Company  continued to focus on making the Texas HMO health care  operations  profitable.  Significant  premium rate  increases were made on renewing  membership  and during the third  quarter  the  Company  embarked on a recontracting  effort to reduce medical costs. It was during this  recontracting effort that  unsustainable  cost increases were  identified,  including the fact that the  operations'  primary  hospital  contract,  if  renewed,  would be at a substantially higher rate than was previously indicated by the hospital.

Although  considerable efforts had been made to achieve  profitability in Texas, it was  determined  that under the current  operating  environment,  the Company would not be able to turn  around the  operating  results and the best course of action was to exit the market as soon as  possible  to limit  future  losses and exposure.  During the third quarter of 2001,  the Company  announced its plan to exit the Texas HMO health  care market and  received  formal  approval  from the
Texas Department of Insurance to withdraw its HMO operations in mid-October. The
Company  intends to cease  providing  HMO health care coverage in Texas on April
17, 2002.

The Company has elected to early adopt SFAS No. 144  effective  January 1, 2001.
In accordance  with SFAS No. 144, the Company's Texas HMO health care operations have been  reclassified as discontinued  operations.  The Company has received a limited  waiver under its  revolving  credit  facility  agreement  for covenants affected by exiting the Texas HMO health care market.

The following are condensed  statements of operations of the discontinued  Texas
HMO health care operations:

                                                                                  Year Ended December 31
  (In thousands)                                                        2001                2000             1999
                                                                        ----                ----             ----
  Operating Revenues..............................................    $181,132           $ 233,398          $244,746
                                                                       -------            --------           -------

  Medical Expenses................................................     175,333             233,652           215,191
  General, Administrative and Marketing Expenses..................      29,607              31,346            43,384
  Asset Impairment, Restructuring,
     Reorganization and Other Costs...............................      (1,250)            186,604            11,000
  Interest Expense and Other, Net.................................      (1,532)              4,268            (1,531)
                                                                       -------            --------           -------

  Loss from Discontinued Operations Before Tax....................     (21,026)           (222,472)          (23,298)
  Income Tax Benefit..............................................       7,046              61,350             8,144
                                                                       -------            --------           -------

  Net Loss from Discontinued Operations...........................    $(13,980)          $(161,122)         $(15,154)
                                                                       =======            ========           =======

All of the discontinued Texas HMO health care operations were a component of the
"managed care and corporate operations" segment.

Based on the Company's  Texas HMO health care operations  financial  projections for 2000, the Company recorded a $21.0 million premium  deficiency at the end of
1999. Of this amount,  $10.0 million was recorded in medical  expenses and $11.0 million was  recorded in asset  impairment,  restructuring,  reorganization  and other  costs.  The $11.0  million was an estimate of general and  administrative costs,  in excess of those  covered by  premiums,  the  Company  expected  to be incurred to service the  Dallas/Ft.  Worth  contracts.  Also recorded in medical expenses during the fourth quarter of 2000 was $4.0 million primarily related to an adjustment to the estimate for medical expenses recorded in previous years.

Included in the Texas HMO health care operations  medical  expenses for the year ended December 31, 2000 are $14.7 million,  primarily for adverse development on prior periods' medical claims,  and $15.5 million in premium  deficiency medical expense related to under-performing markets in the Dallas/Ft.  Worth and Houston areas.  The  recorded  premium  deficiency  reflected  anticipated  costs  after restructuring and reorganization  actions taken in the first six months of 2000.
During the second quarter of 2001, management revised their estimates of premium deficiency  reserves and  reclassified  $7.8  million  from  premium  deficiency maintenance reserve to premium deficiency medical reserve. This reclassification was based on the latest  available  medical  cost  trends,  which did not become evident  until  late in the  second  quarter  of 2001,  and is  reflected  as an increase  in medical  expense  and a decrease  in  general,  administrative  and marketing expenses on the condensed statements of operations of the discontinued
Texas HMO health care operations.

Asset  impairment,  restructuring,  reorganization  and other costs for the year ended December 31, 2000 include the following:  (a) asset impairment  charges of
$126.4 million for impaired goodwill; (b) $36.5 million for impaired real estate and other fixed  assets;  (c) $10.4 million for premium  deficiency  maintenance costs;  and (d) other  restructuring,  reorganization  and other  costs of $13.3 million.

As part of the Company's  plan to exit Texas,  the Company  recorded  charges of
$10.6 million for premium  deficiency  medical costs, $1.6 million to write down certain  Texas  furniture  and  equipment,  $2.0  million  in  lease  and  other termination  costs,  $1.8 million in legal and  restitution  costs,  $500,000 in various other exit related costs and $570,000 in premium deficiency maintenance.

The table  below  presents  a summary  of  discontinued  Texas HMO  health  care operations'  asset  impairment,  restructuring,  reorganization  and other  cost activity for the periods indicated.

                                                        Restructuring          Premium
                                             Asset            and            Deficiency
(In thousands)                            Impairment    Reorganization       Maintenance       Other             Total
                                          ----------    --------------       -----------       -----             -----

Balance, January 1, 1999...........                                                                                -

Charges recorded...................                                          $ 11,000                         $  11,000
Cash used..........................
   Noncash activity...................                                                                             -
Changes in estimate................                                                                                -
                                           --------            ------         -------           -----          --------
Balance, December 31, 1999.........            -                 -             11,000            -               11,000

Charges recorded...................       $ 162,937           $11,509          10,358          $1,800           186,604
Cash used..........................                            (7,754)        (12,080)           (200)          (20,034)
Noncash activity...................        (162,937)                                             (800)         (163,737)
Changes in estimate................                                                                                -
                                           --------            ------         -------           -----          --------
Balance, December 31, 2000.........            -                3,755           9,278             800            13,833

Charges recorded...................           1,600             4,380             570                             6,550
Cash used..........................                            (3,716)         (1,478)           (800)           (5,994)
Noncash activity...................          (1,600)             (125)                                           (1,725)
Changes in estimate................                                            (7,800)                           (7,800)
                                           --------            ------         -------           -----          --------
Balance, December 31, 2001.........       $    -              $ 4,294        $    570          $ -            $   4,864
                                           ========            ======         =======           =====          ========

The  remaining  restructuring  and  reorganization  costs  of $4.3  million  are primarily  related to legal and restitution  costs,  lease and other termination costs, the cost to provide malpractice insurance on our discontinued  affiliated medical  groups and various other exit related costs.  Management  believes that the remaining  reserves,  as of December 31, 2001, are  appropriate  and that no revisions to the estimates are necessary at this time.

The  following  are the assets and  liabilities  of the  discontinued  Texas HMO health care operations:

                                                                             December 31        December 31
      (In thousands)                                                            2001               2000
                                                                                ----               ----
      ASSETS
      Cash and Cash Equivalents..................................             $      0            $  3,742
      Accounts Receivable, Net...................................                1,402               6,433
      Other Assets...............................................                6,895               4,534
      Property and Equipment, Net................................               20,107              21,483
                                                                               -------             -------
      TOTAL ASSETS...............................................               28,404              36,192
                                                                               -------             -------

      LIABILITIES
      Accounts Payable and Other Liabilities.................                   16,407              17,158
      Medical Claims Payable.....................................               36,567              37,892
      Unearned Premium Revenue...................................                   68               6,874
      Premium Deficiency Reserve.................................                1,700              14,466
      Mortgage Loan..............................................               29,189              34,230
                                                                               -------             -------
      TOTAL LIABLIITIES..........................................               83,931             110,620
                                                                               -------             -------

      NET LIABILITIES OF DISCONTINUED OPERATIONS.................             $(55,527)           $(74,428)
                                                                               =======             =======

Property and equipment  consists mainly of real estate properties located in the
Dallas/Fort  Worth metroplex  areas.  TXHC acquired these properties from Kaiser
Foundation Health Plan of Texas ("Kaiser-Texas"), for $44 million as part of the acquisition of certain assets of  Kaiser-Texas in October 1998. In June 2000, as part of its  restructuring  and  reorganization  of the  Texas HMO  health  care operations,  the Company announced its intentions to sell these properties.  The real estate was written down to its estimated fair value and the Company took an asset  impairment  charge of $27  million.  The real estate is  encumbered  by a mortgage loan to Kaiser-Texas.

During 2001, Sierra  participated in negotiations with Kaiser-Texas  relative to the real estate  properties and associated  mortgage loan to Kaiser-Texas  along with other matters.  Sierra reached an agreement  with  Kaiser-Texas,  effective
December 31, 2001, whereby  Kaiser-Texas forgave $8.5 million of the outstanding principal  balance of the mortgage  loan and extended the maturity from November
1, 2003 to November 1, 2006. In exchange for the  consideration by Kaiser-Texas,
Sierra agreed to an unconditional  guaranty of the mortgage loan. In conjunction with the agreement,  Sierra applied a $2.5 million  outstanding  receivable from
Kaiser-Texas  to the  outstanding  balance of the mortgage  loan on December 31,
2001.

The agreement  included  concessions by  Kaiser-Texas,  including a reduction of principal  and an extension  of the  maturity.  In  accordance  with  accounting principles generally accepted in the United States of America, the agreement was accounted for as a restructuring of debt. In the transaction,  total future cash payments  (interest  and  principal)  were less than the balance of the mortgage loan at the time of the  agreement.  Accordingly,  a gain on  restructuring  was recognized for the  difference  and the carrying  amount of the mortgage loan is equal to the total future cash payments.  Costs incurred in connection  with the agreement were offset against the gain on  restructuring.  At December 31, 2001, the mortgage loan has a carrying  value of $29.2  million,  which  consists of a principal  balance of $22.7 million and $6.5 million in future accrued interest.
Effective January 1, 2002, all future cash payments, including interest, related to the mortgage loan will be reductions of the carrying  amount;  therefore,  no future  interest  expense will be  recognized.  The  transaction  resulted in an immaterial gain.

11. COMMITMENTS AND CONTINGENCIES

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

     (In thousands)
     Years Ending December 31,
     -------------------------------------------------
          2002...................................................                $ 8,805
          2003...................................................                  6,834
          2004...................................................                  5,851
          2005...................................................                  5,348
          2006...................................................                  4,551
          Thereafter.............................................                 26,965
                                                                                  ------
               Total.............................................                $58,354
                                                                                  ======

Rent expense totaled  $9,430,000,  $8,788,000 and $7,725,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

The  Company is a  guarantor  on a mortgage  loan which has a carrying  value of
$29.2  million,  consisting  of a  principal  balance of $22.7  million and $6.5 million in future accrued interest. The mortgage loan is related to the property of the discontinued operations as described in Note 10.

Litigation and Legal Matters. The Company is subject to various claims and other litigation in the ordinary  course of business.  Such  litigation,  for example, includes  claims of medical  malpractice,  claims for  coverage  or payment  for medical  services  rendered to HMO members and  insureds and claims by providers for payment for medical services rendered to HMO members.  Also included in such litigation  are claims for workers'  compensation  and claims by  providers  for payment for medical services rendered to injured workers.  In the opinion of the
Company's  management,  the ultimate  resolution  of pending  legal  proceedings should  not have a  material  adverse  effect  on the  Company's  operations  or financial condition.

12. RELATED PARTY TRANSACTIONS

During 1997,  the  Company's  Board of Directors  authorized a $3.0 million loan from the Company to its Chief  Executive  Officer  ("CEO").  In April 2000,  the
Company's Board of Directors authorized an additional $2.5 million loan from the
Company to the CEO which, along with accrued interest,  is due on June 30, 2002.
During  2001,  the CEO made  payments  of $898,000  and at the end of 2001,  the
aggregate   principal   balance   outstanding  and  accrued  interest  for  both
instruments was $5.0 million. All amounts borrowed bear interest at a rate equal to the rate at which the Company could have  borrowed  funds under the revolving credit  facility at the time of the borrowing plus 10 basis points.  The amounts outstanding  are  collateralized  by certain  of the CEO's  assets and rights to compensation from the Company.

The Company  incurred  legal fees of $38,000,  $4,000 and  $289,000 in the years ended December 31, 2001, 2000 and 1999, respectively,  with a Nevada law firm of which a non-employee Board of Director member is a shareholder.

13. EMPLOYEE BENEFIT PLANS

Defined  Contribution Plan. The Company has a defined  contribution  pension and
401(k) plan (the "Plan") for its  employees.  The Plan covers all  employees who meet  certain age and length of service  requirements.  For the six months ended
June 30, 1999,  the Company  contributed a maximum of 2% of eligible  employees'
compensation  and  matched  50% of a  participant's  elective  deferral  up to a maximum of either 10% of an  employee's  compensation  or the maximum  allowable under current IRS  regulations.  Effective  July 1, 1999,  the Plan was modified such that the Company matches 50%-100% of an employee's  elective deferral up to a maximum of 6% of a participant's annual  compensation,  subject to IRS limits.
The Plan does not require  additional Company  contributions.  Expense under the plan  totaled  $4.8  million,  $4.7 million and $6.7 million for the years ended
December 31, 2001, 2000 and 1999, respectively.

Supplemental  Retirement  Plans. The Company has  Supplemental  Retirement Plans
(the "SRPs") for certain officers,  directors and highly compensated  employees.
The  SRPs  are   non-qualified   deferred   compensation   plans  through  which
participants  may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses  received  from the Company.  Until July 1, 1999 the
Company matched 50% of those contributions that participants are restricted from deferring,  if any,  under the Company's  pension and 401(k) plan. As contracted with the Company,  the participants or their designated  beneficiaries may begin to  receive  benefits  under the SRPs upon a  participant's  death,  disability, retirement,  termination of employment or certain other circumstances  including financial hardship.

Executive  Life  Insurance  Plan.  The Company has split  dollar life  insurance agreements  with certain  officers and key executives  (selected and approved by the  Sierra  Board of  Directors).  The  premiums  paid by the  Company  will be reimbursed upon the occurrence of certain events as specified in the contract.

Supplemental  Executive  Retirement  Plan  ("SERP").  The  Company has a defined benefit  retirement plan covering certain key employees.  The Company is funding the benefits through the purchase of life insurance policies. Benefits are based on, among other  things,  the  employee's  average  earnings  over the five-year period  prior to  retirement  or  termination,  and length of service.  Benefits attributable to service prior to the adoption of the plan are amortized over the estimated  remaining  service period for those  employees  participating  in the plan.  During  2001,  one  participant  began to receive  benefits  earlier than originally estimated.  The effect of this change is included in actuarial losses
(gains) in the reconciliation below.

A reconciliation of ending year balances is as follows:
                                                                                     Years Ended December 31,
                                                                         2001                  2000                  1999
                                                                      ----------            ----------            -----------
       (In thousands)
     Change in Benefit Obligation:
       Projected Benefit Obligation at Beginning of Period....           $13,693              $12,808              $14,198
       Service Cost ..........................................               322                  365                  365
       Interest Cost .........................................             1,162                  887                  829
       Plan Amendments........................................               335                  166
       Actuarial Losses (Gains)...............................             4,410                 (340)              (2,391)
       Benefits Paid .........................................              (784)                (193)                (193)
                                                                          ------               ------               ------
       Benefit Obligation at End of Period....................           $19,138              $13,693              $12,808
                                                                          ======               ======               ======

     Change in Plan Assets:
       Fair Value of Plan Assets at Beginning of Period.......           $ 8,439              $ 7,295              $ 4,493
       Actual Return on Plan Assets ..........................              (802)                (445)                 123
       Company Contributions .................................             2,678                1,589                2,679
                                                                          ------               ------               ------
       Fair Value of Plan Assets at End of Period.............           $10,315              $ 8,439              $ 7,295
                                                                          ======               ======               ======

       Funded Status of the Plan .............................           $(8,823)             $(5,254)             $(5,513)
       Unrecognized Actuarial Change..........................             3,399                 (851)                (532)
       Unrecognized Prior Service Credit .....................             7,062                7,652                8,412
       Unrecognized Net Loss .................................             4,117                2,326                1,150
                                                                          ------               ------               ------
       Total Recognized ......................................           $ 5,755              $ 3,873              $ 3,517
                                                                          ======               ======               ======

     Total Recognized Amounts in the Financial
        Statements Consist of:
       Accrued Benefit Liability .............................           $(6,134)             $(1,912)             $(2,439)
       Intangible Asset ......................................            11,889                5,785                5,956
                                                                          ------               ------               ------
       Total .................................................           $ 5,755              $ 3,873              $ 3,517
                                                                          ======               ======               ======

     Assumptions:
       Discount Rate .........................................             7.0%                 7.0%                 7.0%
       Expected Return on Plan Assets ........................             8.0%                 8.0%                 8.0%
       Rate of Compensation Increase .........................             3.0%                 3.0%                 3.0%

     Components of Net Periodic Benefit Cost:
       Service Cost...........................................           $   322              $   365               $  365
       Interest Cost .........................................             1,162                  887                  829
       Expected Return on Plan Assets.........................              (987)                (733)                (525)
       Amortization of Prior Service Credits..................               925                  925                  922
       Recognized Actuarial Loss (Gain).......................               159                  (20)                  (1)
                                                                         -------               ------               ------
       Net Periodic Benefit Cost..............................           $ 1,581              $ 1,424              $ 1,590
                                                                          ======               ======               ======

14. CAPITAL STOCK PLANS

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

Stock  Option  Plans.   The  Company  has  several  plans  that  provide  common
stock-based awards to employees and to non-employee directors. The plans provide for the granting of options,  stock, and other  stock-based  awards.  Awards are granted by a  committee  appointed  by the Board of  Directors.  Options  become exercisable at such times and in such installments as set by the committee.  The exercise price of each option equals the market price of the Company's  stock on the date of grant. Stock options generally vest at a rate of 20% - 33% per year.
Options expire from one to seven years after the end of the vesting period.

The following table reflects the activity of the stock option plans:

                                                               Number of            Option                Weighted
                                                                 Shares              Price              Average Price
                                                            ---------------       -----------           -------------
      (Number of shares in thousands)
      Outstanding January 1, 1999                                 2,730        $ 6.31  -  $24.83           $18.89

         Granted.....................................             1,436          6.69  -   21.00             9.44
         Exercised...................................                (2)         6.31  -   12.08             9.41
         Canceled....................................              (260)        11.71  -   24.83            19.65
                                                                 ------
      Outstanding December 31, 1999..................             3,904          6.31  -   24.69            15.37

         Granted.....................................             2,458          3.13  -    7.19             3.87
         Canceled....................................            (2,112)         3.75  -   24.69            18.17
                                                                 ------
      Outstanding December 31, 2000..................             4,250          3.13  -   24.69             7.31

         Granted.....................................             2,218          4.24  -    8.93             6.57
         Exercised...................................               (72)         3.75  -    8.00             5.25
         Canceled....................................              (393)         3.19  -   24.69            10.98
                                                                 ------
      Outstanding December 31, 2001..................             6,003          3.13  -   24.69             6.81
                                                                 ======

      Exercisable at December 31, 2001...............             1,391          3.13  -   24.69             8.94
                                                                 ======

      Available for Grant at
         December 31, 2001 ..........................             2,225
                                                                 =======

The following table summarizes  information  about stock options  outstanding at
December 31, 2001:

(Number of options in thousands)
                             Weighted Average                                               Weighted Average
     Range of Exercise       Contractual Life                Options                         Exercise Price
        Prices               Remaining in Days      Outstanding      Exercisable       Outstanding      Exercisable
 ---------------------       -----------------      -----------      -----------       -----------      -----------

   $ 3.13  -  $ 5.73               3,215                 3,635               576         $ 4.53           $ 4.40
     6.19  -    9.91               2,339                 1,875               457           8.15             7.76
    10.36  -   18.00               1,377                   190               166          12.40            12.29
    19.08  -   24.69               1,160                   303               192          22.28            22.49

Employee Stock Purchase  Plans.  The Company has an employee stock purchase plan
(the  "Purchase  Plan")  whereby  employees may purchase  newly issued shares of common stock through payroll  deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan.  During 2001, a total of 517,000 shares were purchased at prices of $2.92 and $3.60 per share.  During
January 2002,  203,000  shares were purchased by employees at $6.02 per share in connection with the Purchase Plan. At December 31, 2001, the Company had 531,000
shares reserved for purchase under the Purchase Plan.

Restricted  Stock  Units.  The Company  issued  244,000  restricted  stock units
("units"),  to certain  executives during 2001. The first half of the units vest
in  2003  with  the  remainder   vesting  in  2004.   Each  unit   represents  a
nontransferable  right to receive one share of Sierra stock and there is no cost by the  recipient  to  exercise  the  units.  The  units are  included  in total outstanding  common shares.  In the calculation of earnings per share, the units are not  included  in the common  shares  outstanding  but are  included  in the calculation of common shares outstanding assuming dilution.  The transaction was recorded  by  including  the value of the units as common  stock and  additional paid-in capital offset by a contra-equity account,  deferred  compensation.  The value of the transaction was based on the number of units issued and the Company stock price on the date of issuance, which was $5.73.  Compensation expense will be recognized over the period of vesting. Total expense associated with the plan for 2001 was $342,000.

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

                                                                                Years Ended December 31,
                                                                 2001                  2000                1999
                                                              ----------            ----------          ----------
(In thousands, except per share data)
Net Income (Loss)                   As reported                  $3,486             $(199,915)             $(4,631)
                                    Pro forma                    (1,268)             (203,293)              (9,204)

Net Income (Loss) Per Share         As reported                  $ .13              $   (7.37)             $  (.17)
                                    Pro forma                     (.05)                 (7.49)                (.34)

Net Income (Loss) Per Share
    Assuming Dilution               As reported                  $ .12              $   (7.37)             $  (.17)
                                    Pro forma                     (.04)                 (7.49)                (.34)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 83%, 52% and 43%; risk-free interest rates of 4.34%,  6.60% and 5.87%; and expected lives of three to five years. The weighted average fair value of options granted in 2001, 2000 and 1999 was $5.58,
$2.72 and $3.77, respectively.

The fair value of the look-back option implicit in each offering of the Purchase
Plans is estimated on the date of grant using the  Black-Scholes  option pricing model with the following  weighted average  assumptions used for grants in 2001,
2000  and  1999,  respectively:  dividend  yield of 0% for all  years;  expected volatility of 85%, 46% and 45%;  risk-free  interest  rates of 4.36%,  5.79% and
4.66%; and expected lives of six months for all years.

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

15. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

Supplemental statements of cash flows information is presented below:

                                                                                 Years ended December 31,
                                                                    2001               2000                   1999
                                                                ------------       ------------           -------------
      (In thousands)
Cash Paid During the Year for Interest
     (Net of Amount Capitalized).........................           $21,566             $26,848               $15,583
Cash Received During the Year
     for Income Taxes....................................              (221)            (10,608)               (4,900)

Non-cash Investing and Financing Activities:
     Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations.........................            14,552
     Note Received for Sale of Investment................                                 3,700
     Stock Issued for Exercise of Options
       and Related Tax Benefits..........................                97                                         1
     Additions to Capital Leases.........................                                 1,835
     Debentures Exchanged................................            19,692

16. CERTAIN MEDICAL EXPENSES

During 1999, the Company  reported a premium  deficiency  medical charge of $8.1 million related to losses in  under-performing  markets primarily in Arizona and rural  Nevada,  all of which was used  during  1999.  Also  recorded  in medical expenses  during the fourth  quarter was $7.2  million  primarily  related to an adjustment to the estimate for medical  expenses  recorded in previous years and
$6.8 million  primarily  related to  contractual  settlements  with providers of medical services.

In the first  quarter of 2000,  the  Company  recorded  $1.0  million of adverse development related to prior years' medical claims. Included in reported medical expenses for the second quarter of 2000 are changes in estimate charges of $15.5 million of reserve  strengthening  primarily due to adverse development on prior periods' medical claims. In addition, the Company recorded $9.5 million of other non-recurring  medical  costs  primarily  relating to the  write-down of medical subsidiary assets.

17. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

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

Management  adopted a plan in the second quarter of 2000 to discontinue  medical delivery operations in Mohave County, Arizona and to sell the real estate assets located there, as well as an underperforming medical clinic in Las Vegas.

In connection with the restructuring  plans adopted and announced by the Company in the second quarter of 2000, the Company  re-evaluated the  recoverability  of certain  long-lived  assets,  in accordance with SFAS No. 121 and APB No. 17 and determined  that the carrying  values of certain  goodwill and other  long-lived assets were impaired.

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

The charges  recorded for the  write-off of goodwill  totaled  $15.1 million and related primarily to the Prime Holdings, Inc. acquisition.  The charges recorded for fixed  asset  impairment  totaled  $9.5  million  for the Arizona and Nevada operations.

During the second quarter of 2000, the Company  wrote-off  capitalized  costs of
$3.0 million  related to the  application  development of an information  system software project for the workers'  compensation  operations,  which was canceled because  the  vendor  was unable to fulfill  its  contractual  obligations.  The amounts written off included  software and consulting  costs of $1.6 million and capitalized internal personnel costs of $1.4 million.

Restructuring and Reorganization:

In the first quarter of 1999,  the Company  incurred  $450,000 for certain legal and contractual settlements and $400,000 to provide for the Company's portion of the  write-off  of start-up  costs at the  Company's  equity  investee,  TriWest
Healthcare Alliance.

In the  second  quarter  of 2000,  the  Company  adopted  a plan  and  announced additional  restructuring  of the Arizona managed health care  operations.  As a result of this  restructuring,  the Company  recorded charges in accordance with
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain Costs Incurred in a Restructuring)"  of approximately  $2.0 million.  Of the costs  recorded,  $1.2  million was for  severance,  $400,000 was related to clinic closures and lease termination and $400,000 was for other costs.

Other:

The $3.4 million of charges in the fourth quarter of 1999 consisted primarily of legal and contractual settlements.

The  $4.3  million  of costs  recorded  in the  second  quarter  of 2000  relate primarily to the  write-down  of certain  receivables  as well as an accrual for legal settlements.

The table below presents a summary of asset impairment,  restructuring and other costs for the years indicated.

                                                                             Restructuring
                                                            Asset                 and
  (In thousands)                                         Impairment         Reorganization        Other          Total
                                                         ----------         --------------        -----          -----

  Balance, January 1, 1999.......................                                               $  2,819      $   2,819

  Charges recorded...............................         $  3,509           $    850              3,449          7,808
  Cash used......................................                                (850)            (2,819)        (3,669)
  Noncash activity...............................           (3,509)                                              (3,509)
  Changes in estimate............................
                                                           -------             ------             ------        -------
  Balance, December 31, 1999.....................             -                  -                 3,449          3,449

  Charges recorded...............................           27,553              1,983              4,300         33,836
  Cash used......................................                              (1,389)              (302)        (1,691)
  Noncash activity...............................          (27,553)                               (3,000)       (30,553)
  Changes in estimate............................
                                                           -------              -----             ------        -------
  Balance, December 31, 2000.....................             -                   594              4,447          5,041

  Charges recorded...............................
  Cash used......................................                                (594)                             (594)
  Noncash activity...............................
  Changes in estimate............................
                                                           -------              -----             ------        -------
  Balance, December 31, 2001.....................        $    -              $   -              $  4,447      $   4,447
                                                           =======             ======             ======        =======

The remaining other costs of $4.4 million are primarily related to legal claims.
Management  believes  that the  remaining  reserves as of December  31, 2001 are adequate and that no revisions to the estimates are necessary at this time.

18. UNAUDITED QUARTERLY INFORMATION

    (In thousands, except per share data)
                                                                  March             June            September         December
                                                                    31               30                30               31
                                                              ---------------  ---------------   --------------- ----------------
Year Ended December 31, 2001 (1):
  Operating Revenues....................................         $303,228         $318,327          $330,854          $339,092
  Operating Income from Continuing Operations...........           10,062           11,391            10,758            12,621
  Net Income from Continuing Operations.................            3,466            3,777             4,572             5,651
  Net Income (Loss).....................................            3,205            2,795            (7,554)            5,040
  Basic earnings per share:
     Income from Continuing Operations..................      $      0.13       $     0.14       $      0.16        $     0.20
     Net Income (Loss)..................................             0.12             0.10             (0.27)             0.18
  Diluted earnings per share:
     Income from Continuing Operations..................      $      0.13       $     0.13       $      0.16        $     0.19
     Net Income (Loss)..................................             0.12             0.10             (0.26)             0.17

Year Ended December 31, 2000 (1):
  Operating Revenues....................................         $265,591         $278,228          $315,300          $300,461
  Operating Income (Loss) from
     Continuing Operations..............................           11,263          (64,976)           10,103            11,304
  Net Income (Loss) from Continuing operations..........            4,327          (50,484)            3,541             3,823
  Net Income (Loss).....................................            1,556         (206,717)            2,669             2,577
  Basic earnings per share:
     Income from Continuing Operations..................       $     0.16        $   (1.87)      $      0.13        $     0.14
     Net Income (Loss)..................................             0.06            (7.64)             0.10              0.09
  Diluted earnings per share:
     Income from Continuing Operations..................       $     0.16        $   (1.87)      $      0.13        $     0.14
     Net Income (Loss)..................................             0.06            (7.64)             0.10              0.09

(1)  The Company  early  adopted  SFAS No. 144  effective  January 1, 2001.  All quarterly  amounts have been  reclassified  to reflect the adoption of SFAS
     No. 144.

19. SEGMENT REPORTING

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

The Company  evaluates each  segment's  performance  based on segment  operating profit. The accounting  policies of the operating segments are the same as those described in the summary of significant accounting policies (except as described in the notes  below).  Certain  changes in estimate  charges for the years ended
December 31, 2000 and 1999 have been reclassified to segment operation profit to conform with the current year presentation.

Information concerning the operations of the reportable segments is as follows:

(In thousands)
                                                      Managed Care            Military           Workers'
                                                      and Corporate        Health Services     Compensation
                                                       Operations             Operations         Operations          Total
                                                  --------------------   ------------------- ------------------   ------------
Year Ended December 31, 2001
Medical Premiums..............................          $718,994                                                $  718,994
Military Contract Revenues....................                                 $338,918                            338,918
Specialty Product Revenues....................             7,875                                  $175,431         183,306
Professional Fees.............................            28,985                                                    28,985
Investment and Other Revenues.................             2,790                  2,404             16,104          21,298
                                                         -------                -------            -------       ---------
   Total Revenue..............................          $758,644               $341,322           $191,535      $1,291,501
                                                         =======                =======            =======       =========

Segment Operating Profit (1)..................          $ 28,529               $  9,701           $  6,602      $   44,832
Interest Expense and Other....................           (16,758)                    11             (1,816)        (18,563)
                                                         -------               --------            -------       ---------
Net Income from Continuing Operations
     Before Income Taxes......................          $ 11,771               $  9,712           $  4,786      $   26,269
                                                         =======                =======            =======       =========

Segment Assets................................          $401,686               $117,302           $522,570      $1,041,558
Capital Expenditures..........................             5,763                  1,377              2,322           9,462
Depreciation and Amortization.................            20,125                  4,025              1,397          25,547

Year Ended December 31, 2000
Medical Premiums..............................          $637,769                                                $  637,769
Military Contract Revenues....................                                 $330,352                            330,352
Specialty Product Revenues....................             8,822                                  $127,022         135,844
Professional Fees.............................            33,102                                                    33,102
Investment and Other Revenues.................             7,091                    905             14,517          22,513
                                                         -------                -------            -------       ---------
   Total Revenue..............................          $686,784               $331,257           $141,539      $1,159,580
                                                         =======                =======            =======       =========

Segment Operating Profit (1)..................          $ 24,514               $  7,992           $ 11,535      $   44,041
Interest Expense and Other....................           (16,177)                  (611)            (2,574)        (19,362)
Changes in Estimate Charges (2)...............           (26,011)                                  (16,500)        (42,511)
Asset Impairment, Restructuring,
     Reorganization and Other Costs...........           (30,836)                                   (3,000)        (33,836)
                                                         -------                -------            -------       ---------
Net (Loss) Income from Continuing Operations
     Before Income Taxes......................          $(48,510)              $  7,381           $(10,539)     $  (51,668)
                                                         =======                =======            =======       =========

Segment Assets................................          $479,786               $115,520           $533,602      $1,128,908
Capital Expenditures..........................            13,957                    717                839          15,513
Depreciation and Amortization.................            21,031                  2,926              1,538          25,495

Year Ended December 31, 1999
Medical Premiums..............................          $594,966                                                $  594,966
Military Contract Revenues....................                                 $287,398                            287,398
Specialty Product Revenues....................             9,869                                  $ 84,352          94,221
Professional Fees.............................            42,069                                                    42,069
Investment and Other Revenues.................             4,285                    706             15,420          20,411
                                                         -------                -------            -------       ---------
   Total Revenue..............................          $651,189               $288,104           $ 99,772      $1,039,065
                                                         =======                =======            =======       =========

Segment Operating Profit (1)..................          $ 28,153               $ 11,612           $ 11,171      $   50,936
Interest Expense and Other....................           (12,345)                  (910)            (3,256)        (16,511)
Changes in Estimate Charges (2)...............           (13,885)                                                  (13,885)
Asset Impairment, Restructuring,
     Reorganization and Other Costs...........            (7,808)                                                   (7,808)
                                                         -------                -------            -------       ---------
Net (Loss) Income from Continuing Operations
     Before Income Taxes......................          $ (5,885)              $ 10,702           $  7,915      $   12,732
                                                         =======                =======            =======       =========

Segment Operating Assets......................          $446,379               $ 76,187           $403,420      $  925,986
Capital Expenditures..........................            44,858                    570              4,201          49,629
Depreciation and Amortization.................            16,487                  2,758              1,430          20,675

(1)  The segment  operating  profit  excludes  the effects of asset  impairment, restructuring, reorganization and other costs.

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

                                                                                                     Page
                                                                                                     ----

        Independent Auditors' Report.............................................................      48
        Consolidated Balance Sheets at December 31, 2001 and 2000................................      49
        Consolidated Statements of Operations for the Years Ended
           December 31, 2001, 2000 and 1999......................................................      50
        Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 2001, 2000 and 1999..................................      51
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999......................................................      52
        Notes to Consolidated Financial Statements...............................................      53

(a)(2) Financial Statement Schedules:

        Schedule I           -   Condensed Financial Information of Registrant...................     S-1

        Schedule V           -   Supplemental Information Concerning
                                   Property-Casualty Insurance ..................................     S-5
Other Information:

Section 403.04 b             -   Exhibit of Redundancies (Deficiencies) .........................     S-6

All other schedules are omitted  because they are not applicable,  not required, or because the required information is in the consolidated  financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

     (3.1)Articles of Incorporation,  together with amendments  thereto to date, incorporated  by  reference  to  Exhibit  4 (b)  to  the  Registrant's
          Registration  Statement on Form S-8 (No.  33-41543)  effective July 3,
          1991.

     (3.2)Certificate  of Division of Shares into Smaller  Denominations  of the
          Registrant.

     (3.3)Amended and  Restated  Bylaws of the  Registrant,  as amended  through
          March 21, 2002.

     (3.4)Certificant  pursuant to NRS Section  78.207  increasing the number of authorized  shares of  common  stock  to  60,000,000  pursuant  to the
          Company's stock split on May 18, 1998.

     (4.1)Rights  Agreement,  dated as of June 14, 1994,  between the Registrant and Continental  Stock Transfer &  Trust Company,  incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on
          Form S-3 effective October 11, 1994 (Reg. No. 33-83664).

     (4.2)Rights Agreement,  dated as of June 14, 1994, amended as of August 10,
          2000, between the Registrant and Wells Fargo Bank Minnesota, N.A.

     (4.3) Specimen Common Stock Certificate.

     (10.1) Form of Contract With Eligible Medicare+Choice  Organization and the
          Centers for Medicare and Medicaid  Services for the period  January 1,
          2001 to December 31, 2001.

     (10.2) Amended and Restated Credit Agreement dated as of December 15, 2000, among  Sierra  Health  Services,  Inc.  as  Borrower,  Bank of America
          National  Trust and Savings  Association as  Administrative  Agent and
          Issuing Bank, First Union National Bank as Syndication  Agent, and the
          Other Financial Institutions Party Thereto,  incorporated by reference to  Exhibit  1 to the  Registrant's  Current  Report on Form 8-K filed
          December 22, 2000.

     (10.3) Form of Indenture for 91/2% senior debentures due September 15, 2004 from CII  Financial,  Inc. to Wells  Fargo Bank  Minnesota,  N.A.,  as
          Trustee,  incorporated  by reference to Exhibit 4.3 to CII Financial's
          Registration Statement on Form S-4 (File No. 333-52726)

     (10.4) Specimen  91/2%  senior  debenture  due  September  15,  2004 of CII
          Financial (included in Exhibit 10.3 hereto)

     (10.5) Compensatory Plans, Contracts and Arrangements.

               (1)  Employment  Agreement with Jonathon W. Bunker dated November
                    16,  2000,  incorporated  by  reference  to Exhibit  10.5 to
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

               (2)  Employment  Agreement  with Frank E. Collins dated  November
                    16,  2000,  incorporated  by  reference  to Exhibit  10.5 to
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

               (5)  Employment  Agreement  with  Anthony M. Marlon,  M.D.  dated
                    November 16, 2000, incorporated by reference to Exhibit 10.5 to  Registrant's  Annual  Report on Form 10-K for the fiscal year ended December 31, 2000.

               (6)  Employment  Agreement with Erin E.  MacDonald  dated June 1,
                    2001,   incorporated   by   reference  to  Exhibit  10.1  to
                    Registrant's  Quarterly  Report on Form 10-Q for the  fiscal quarter ended June 30, 2001.

               (7)  Employment Agreement with Michael A. Montalvo dated November
                    16,  2000,  incorporated  by  reference  to Exhibit  10.5 to
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

               (8)  Employment  Agreement with Marie H. Soldo dated November 16,
                    2000,   incorporated   by   reference  to  Exhibit  10.5  to
                    Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

               (9)  Employment  Agreement  with Paul H. Palmer dated December 1,
                    2001.

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
                    Collins,  William R.  Godfrey,  Laurence S. Howard,  Erin E.
                    MacDonald,  Anthony M.  Marlon,  M.D.,  Kathleen M.  Marlon,
                    Michael A. Montalvo,  John A. Nanson,  M.D.,  Paul H. Palmer
                    and Marie H. Soldo,  incorporated  by  reference  to Exhibit
                    10.5 to the Registrant's  Annual Report on Form 10-K for the
                    fiscal year ended December 31, 2000.

               (11) Sierra Health  Services,  Inc.  Deferred  Compensation  Plan
                    effective  May 1, 1996 as  Amended  and  Restated  Effective
                    January 1, 2001,  incorporated  by reference to Exhibit 10.5 to the  Registrant's  Annual  Report  on Form  10-K  for the
                    fiscal year ended December 31, 2000.

               (12) Sierra  Health   Services,   Inc.   Supplemental   Executive
                    Retirement  Plan  effective  July 1, 1997,  as  Amended  and
                    Restated  January  1, 2001,  incorporated  by  reference  to
                    Exhibit 10.5 to the Registrant's  Annual Report on Form 10-K
                    for the fiscal year ended December 31, 2000.

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
                    1998.

               (14) The  Registrant's  Second  Amended and  Restated  1986 Stock
                    Option Plan as amended to date, incorporated by reference to
                    Exhibit 4 (a) to the Registrant's  Registration Statement on
                    Form S-8 (No. 33-41543) effective July 3, 1991.

               (15) Amendment  No.  1 to The  Registrant's  Second  Amended  and
                    Restated  1986 Stock  Option Plan as amended to November 11,
                    1992.

               (16) Amendment  No.  2 to The  Registrant's  Second  Amended  and
                    Restated  1986  Stock  Option  Plan as  amended to March 16,
                    1993.

               (17) Sierra   Health   Services,    Inc.   Management   Incentive
                    Compensation  Plan incorporated by reference to Exhibit 10.8 to the  Registrant's  Annual  Report  on Form  10-K  for the
                    fiscal year ended December 31, 1999.

               (18) Sierra Health Services,  Inc. 1995 Long-Term Incentive Plan,
                    as amended and restated through December 11, 2001.

               (19) Sierra Health Services,  Inc. 1995  Non-Employee  Directors'
                    Stock Plan, as amended and restated through August 10, 2000,
                    incorporated   by   reference   to   Exhibit   10.7  to  the
                    Registrant's  Quarterly  Report on Form 10-Q for the  fiscal quarter ended September 30, 2000.

     (10.6) Loan Agreement dated August 11, 1997 between the Company and Anthony
          M. Marlon for a  revolving  credit  facility in the maximum  aggregate amount of $3,000,000,  incorporated  by reference to the  Registrant's
          Quarterly  Report on Form 10-Q for the fiscal quarter ended  September
          30, 1997.

     (10.7) Amendment No. 1 to Loan Agreement  dated August 11, 1997 between the
          Company and Anthony M. Marlon for a revolving  credit  facility in the maximum  aggregate amount of $3,000,000,  incorporated by reference to
          Exhibit 10.8 to the  Registrant's  Annual  Report on Form 10-K for the
          fiscal year ended December 31, 2000.

     (10.8)Amendment  No. 2 to Loan Agreement dated August 11, 1997 between the
          Company and Anthony M. Marlon for a revolving  credit  facility in the maximum  aggregate amount of $3,000,000,  incorporated by reference to
          Exhibit 10.9 to the  Registrant's  Annual  Report on Form 10-K for the
          fiscal year ended December 31, 2000.

     (10.9)Loan  Agreement dated April 10, 2000 between the Company and Anthony
          M. Marlon for a term loan of $2,500,000,  incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the
          fiscal quarter ended June 30, 2000.

     (10.10)Collateral  Assignment  of Rights  dated April 10, 2000  between the
          Company and Anthony M.  Marlon,  incorporated  by reference to Exhibit
          10.2 to the Registrant's  Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

     (10.11)Purchase  and Sale  Agreement  dated December 1, 2000 between Sierra
          Health Services,  Inc., Health Plan of Nevada, Inc., Sierra Health and
          Life  Insurance   Company,   Inc.,   2716  North  Tenaya  Way  Limited
          Partnership  and  CB  Richard  Ellis  Corporate   Partners,   LLC  and
          amendments  one through seven  thereof,  incorporated  by reference to
          Exhibit 10.16 to the  Registrant's  Annual Report on Form 10-K for the
          fiscal year ended December 31, 2000.

     (10.12)Purchase  and Sale  Agreement  dated December 1, 2000 between Sierra
          Health Services, Inc., Southwest Medical Associates, Inc., Health Plan
          of Nevada, Inc., 2314 West Charleston Partnership and CB Richard Ellis
          Corporate  Partners,  LLC and  amendments  one through seven  thereof, incorporated by reference to Exhibit 10.17 to the Registrant's  Annual
          Report on Form 10-K for the fiscal year ended December 31, 2000.

     (10.13)Settlement Agreement and Release of Claims between Kaiser Foundation
          Health  Plan of Texas and Sierra  Health  Services,  Inc.  and certain subsidiaries.

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

                                                                                                Jurisdiction of
                                                                                                 Incorporation
                                                                                               -----------------
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

     (23.1) Consent of Deloitte & Touche LLP

            All other Exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K

     Current Report on Form 8-K,  filed  November 13, 2001,  with the Securities and  Exchange  Commission  in  connection  with  the  announcement  of  the
     Company's participation in a health care conference on November 14, 2001.

     Current Report on Form 8-K, filed January 4, 2002,  with the Securities and
     Exchange  Commission in connection  with the  announcement of the Company's participation in a health care conference on January 8, 2002.

     Current Report on Form 8-K, filed February 1, 2002, with the Securities and
     Exchange  Commission in connection  with the  announcement of the Company's participation in a health care conference on February 5, 2002.

     Current Report on Form 8-K,  filed  February 21, 2002,  with the Securities and  Exchange  Commission  in  connection  with  the  announcement  of  the
     Company's participation in a health care conference on February 27, 2002.

(d)  Financial Statement Schedules

     The Exhibits set forth in Item 14 (a)(2) are filed herewith.
---------------------

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

Date:  March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                     Date
---------                                          -----                                     ----

/s/ Anthony M. Marlon, M.D.                        Chief Executive Officer                   March 29, 2002
---------------------------------
   Anthony M. Marlon, M.D.                         and Chairman of the Board
                                                   (Chief Executive Officer)

/s/ Paul H. Palmer                                 Vice President of Finance,                March 29, 2002
---------------------------------
   Paul H. Palmer                                  Chief Financial Officer,
                                                   and Treasurer
                                                   (Chief Accounting Officer)

/s/ Erin E. MacDonald                              Director                                  March 29, 2002
---------------------------------
   Erin E. MacDonald

/s/ Charles L. Ruthe                               Director                                  March 29, 2002
---------------------------------
   Charles L. Ruthe

/s/ William J. Raggio                              Director                                  March 29, 2002
---------------------------------
   William J. Raggio

/s/ Thomas Y. Hartley                              Director                                  March 29, 2002
---------------------------------
   Thomas Y. Hartley

/s/ Albert L. Greene                               Director                                  March 29, 2002
---------------------------------
   Albert L. Greene

/s/ Michael E. Luce                                Director                                  March 29, 2002
---------------------------------
   Michael E. Luce

/s/ Anthony L. Watson                              Director                                  March 29, 2002
---------------------------------
   Anthony L. Watson

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED BALANCE SHEETS - Parent Company Only
                                 (In thousands)

                                                                                              December 31,
                                                                                       2001                  2000
                                                                                 ----------------      ---------------
CURRENT ASSETS:
     Cash and Cash Equivalents ..........................................                                  $ 15,230
     Short-term Investments..............................................              $  1,585                 358
     Current Portion of Deferred Tax Asset...............................                15,301              25,803
     Prepaid Expenses and Other Current Assets...........................                31,966               8,672
                                                                                        -------             -------
           Total Current Assets..........................................                48,852              50,063

PROPERTY AND EQUIPMENT - NET ............................................               109,658             134,394
EQUITY IN NET ASSETS OF SUBSIDIARIES ....................................                50,582              83,734
NOTES RECEIVABLE FROM SUBSIDIARIES ......................................                 9,345               9,435
GOODWILL   ..............................................................                 2,154               2,259
DEFERRED TAX ASSET.......................................................                67,829              63,829
OTHER ...................................................................                27,532              29,126
                                                                                        -------             -------

TOTAL ASSETS ............................................................              $315,952            $372,840
                                                                                        =======             =======

CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .....................              $ 22,836            $ 30,864
     Current Portion of Long-term Debt ..................................                 3,728               8,883
                                                                                        -------             -------
           Total Current Liabilities ....................................                26,564              39,747

LONG-TERM DEBT (Less Current Portion)....................................               177,981             229,804
OTHER LIABILITIES .......................................................                14,888              12,816
                                                                                        -------             -------
TOTAL LIABILITIES .......................................................               219,433             282,367
                                                                                        -------             -------

STOCKHOLDERS' EQUITY:
     Capital Stock ......................................................                   148                 144
     Additional Paid-in Capital..........................................               181,076             177,493
     Deferred Compensation...............................................                (1,058)
     Treasury Stock .....................................................               (22,789)            (22,789)
     Accumulated Other Comprehensive Income..............................                (5,636)             (5,667)
     (Accumulated Deficit) Retained Earnings ............................               (55,222)            (58,708)
                                                                                        -------             -------
           Total Stockholders' Equity ...................................                96,519              90,473
                                                                                        -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................              $315,952            $372,840
                                                                                        =======             =======

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
             CONDENSED STATEMENT OF OPERATIONS - Parent Company Only
                                 (In thousands)

                                                                               Year Ended December 31,
                                                                       2001             2000              1999
                                                                   ------------     ------------      -------------
OPERATING REVENUES:
    Management Fees........................................          $ 69,603         $  61,101         $ 52,109
    Subsidiary Dividends...................................            10,000             5,137            9,700
    Investment and Other Income............................             5,250             7,320            4,600
                                                                      -------          --------          -------
    Total Operating Revenues...............................            84,853            73,558           66,409
                                                                      -------          --------          -------

GENERAL AND ADMINISTRATIVE EXPENSES:
     Depreciation..........................................            14,125            10,650            6,311
     Other.................................................            36,478            32,546           34,250
     Asset Impairment, Restructuring,
          Reorganization and Other Costs...................                               8,454            7,808
                                                                      -------          --------          -------
     Total General and Administrative......................            50,603            51,650           48,369

INTEREST EXPENSE AND OTHER, NET............................            (9,065)          (15,945)         (12,741)

EQUITY IN UNDISTRIBUTED
     (LOSS) EARNINGS OF SUBSIDIARIES.......................            15,456          (267,755)         (26,744)
                                                                      -------          --------          -------

INCOME (LOSS) BEFORE INCOME TAXES..........................            40,641          (261,792)         (21,445)

BENEFIT (PROVISION) FOR
      INCOME TAXES.........................................           (37,155)           61,877           16,814
                                                                      -------          --------          -------

NET INCOME (LOSS)..........................................          $  3,486         $(199,915)        $ (4,631)
                                                                      =======          ========          =======

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
            CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only
                                 (In thousands)

                                                                                                 Year Ended December 31,
                                                                                         2001               2000              1999
                                                                                      ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)....................................................           $  3,486         $(199,915)         $ (4,631)
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          (Used for) Provided by Operating Activities:
          Depreciation and Amortization....................................             14,231            10,755             6,398
          Provision for Property Impairment ...............................                                3,604
          Equity in Undistributed Earnings (Loss) of Subsidiaries..........            (15,456)          267,755            26,744
          Change in Assets and Liabilities.................................            (10,650)          (78,511)          (30,788)
                                                                                       -------          --------           -------
                 Net Cash (Used for) Provided by Operating Activities......             (8,389)            3,688            (2,277)
                                                                                       -------          --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures ................................................             (3,915)           (5,527)          (31,804)
      Property and Equipment Dispositions..................................              5,356             9,920
      (Increase) Decrease in Investments...................................             (1,247)              836             2,655
      Dividends from Subsidiaries..........................................             10,000             5,137             9,700
      Acquisitions, Net of Cash Acquired ..................................                                                 (3,000)
      (Decrease) Increase in Net Assets in Subsidiaries....................             39,772           (69,800)           (7,080)
                                                                                       -------          --------           -------
          Net Cash Provided by (Used for) Investing Activities ............             49,966           (59,434)          (29,529)
                                                                                       -------          --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing ...................................              7,500            91,520            79,000
      Reductions in Long-term Obligations and
          Payments on Capital Leases.......................................            (49,926)          (22,400)          (49,469)
      Notes Receivable from Subsidiaries...................................            (16,910)               82               160
      Purchase of Treasury Stock ..........................................                                                 (7,968)
      Exercise of Stock in Connection with Stock Plans.....................              2,529             1,580             2,332
                                                                                       -------          --------           -------
          Net Cash (Used for) Provided by Financing Activities.............            (56,807)           70,782            24,055
                                                                                       -------          --------           -------

Net (Decrease) Increase in Cash and Cash Equivalents.......................            (15,230)           15,036            (7,751)
Cash and Cash Equivalents at Beginning of Year.............................             15,230               194             7,945
                                                                                       -------          --------           -------
Cash and Cash Equivalents at End of Year...................................           $                $  15,230          $    194
                                                                                       =======          ========           =======

Supplemental condensed statements of cash flows information:

Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..........................................            $22,075         $  21,734          $ 11,210
Cash Received During the Year for Income Taxes.............................                (80)          (11,286)           (4,702)

Noncash Investing and Financing Activities:
      Stock Issued for Exercise of Options
          and Related Tax Benefits.........................................                 97                                   1
      Retired Sale-Leaseback Assets, Liabilities
          and Financing Obligations........................................             14,552

      Addition to capital leases...........................................                                1,835

                 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                  NOTES TO CONDENSED INFORMATION OF REGISTRANT
                 For the Years Ended December 31, 2001 and 2000

1.  LONG-TERM DEBT

     Scheduled  maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

     (In thousands)
     Year Ending December 31,
     ---------------------------------------------------------
          2002.............................................................            $  3,728
          2003.............................................................              92,161
          2004.............................................................              11,059
          2005.............................................................               3,978
          2006.............................................................               4,492
          Thereafter.......................................................              66,291
                                                                                        -------
              Total........................................................            $181,709
                                                                                        =======

2.  OTHER

     Reclassifications. Amounts related to our discontinued operations have been reclassified to conform with the current year presentation in the Condensed
     Financial  Information  of Registrant for the years ended December 31, 2000 and 1999.

     Management Fees. Sierra Health Services,  Inc. receives monthly  management fees from certain  wholly-owned  subsidiaries for services  performed.  The majority  of the  fees  are  from  Health  Plan of  Nevada,  Inc.  under an administrative  services  agreement  that has been  approved  by the Nevada
     Division  of  Insurance.  The fees have been  recorded  as  reveneue in the
     Condensed  Financial  Information  of Registrant  for the three years ended
     December 31, 2001.

                          SIERRA HEALTH SERVICES, INC.
                            SUPPLEMENTAL INFORMATION
                    CONCERNING PROPERTY - CASUALTY INSURANCE
                                 (In thousands)

                                                 Gross                                                              Claims & Claim
                                               Reserves                                                               Adjustment       Amortization
                                  Deferred    for Unpaid                                                           Expenses Incurred    of Deferred  Paid Claims
                                   Policy     Claims and Discount if any                Gross          Net            Related to          Policy     and Claims     Direct
                                 Acquisition  Adjustment   Deducted in   Unearned      Earned      Investment       (1)          (2)    Acquisition  Adjustment    Premiums
Affiliation With Registrant         Costs      Expenses     Column C     Premiums     Premiums       Income       Current    Prior Year    Costs      Expenses      Written
Column A                          Column B     Column C     Column D     Column E     Column F      Column G       Year       Column H   Column I     Column J     Column K
--------                          --------     --------     --------     --------     --------      --------    ----------    --------   --------     --------     --------

Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
Years Ended:
    December 31, 2001.........     $2,236      $385,705            $0     $14,327      $186,296     $15,475     $131,923      $ 8,691    $29,272     $ 98,159      $187,129
    December 31, 2000.........      2,015       374,554             0      13,493       203,075      15,074       86,587       23,293     21,386       88,388       203,268
    December 31, 1999.........      2,378       244,394             0      13,300       146,682      15,776       51,541        9,920     11,260      101,623       148,824

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                                SECTION 403.04.b
                     EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (In thousands)

                                                                       Year   ended    December 31,
                     ---------------------------------------------------------------------------------------------------------------------
                       2001       2000       1999       1998       1997       1996       1995       1994       1993      1992      1991
                     --------   --------   --------   --------   --------   --------   --------   --------   --------  --------- ---------
Losses and LAE
    Reserve.........  $385,705   $374,554   $244,394   $212,264   $202,699   $187,776   $182,318   $190,962   $200,356   $178,460  $112,749
Less Reinsurance
    Recoverables (1)   187,453    218,757    110,089     37,797     21,056     15,676     25,871     29,342     25,841     20,207
                       -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

Net Loss and LAE
    Reserves........   198,252    155,797    134,305    174,467    181,643    172,100    156,447    161,620    174,515    158,253

Net Reserve
  Re-estimated as of:
    1 Year Later ...              164,488    157,598    184,386    172,000    163,130    141,163    139,741    160,562    154,388   140,815
    2 Years Later ..                         171,136    204,029    173,596    146,987    132,193    125,279    141,100    147,167   142,447
    3 Years Later ..                                    218,626    186,794    140,563    113,766    117,792    126,483    134,747   143,433
    4 Years Later ..                                               198,403    146,266    102,652    102,955    122,517    132,193   137,143
    5 Years Later ..                                                          153,423    104,249     95,997    114,443    131,112   135,249
    6 Years Later ..                                                                     108,208     95,954    112,284    127,258   135,299
    7 Years Later ..                                                                                 98,482    111,883    125,936   133,729
    8 Years Later ..                                                                                           113,929    125,907   132,696
    9 Years Later ..                                                                                                      127,225   132,836
    10 Years Later..                                                                                                                132,425
Cumulative Redundancy
    (Deficiency)....               (8,691)   (36,381)   (44,159)   (16,760)    18,677     48,239     63,138     60,586     31,028   (20,676)

Cumulative Net Paid
    as of:
    1 Year Later....               69,599     61,522     80,416     71,933     56,977     45,731     44,519     50,210     50,360    57,611
    2 Years Later...                         103,855    124,191    117,794     91,765     70,854     68,619     79,788     84,465    89,177
    3 Years Later...                                    159,335    143,369    113,054     83,674     80,645     94,865    104,569   108,849
    4 Years Later...                                               164,584    125,024     91,115     86,381    102,395    114,293   120,539
    5 Years Later...                                                          135,421     95,609     89,601    106,012    119,462   126,100
    6 Years Later...                                                                     100,365     91,676    107,850    122,000   129,060
    7 Years Later...                                                                                 93,789    109,201    123,291   130,649
    8 Years Later...                                                                                           110,743    124,220   131,346
    9 Years Later...                                                                                                      125,147   131,898
    10 Years Later..                                                                                                                132,506

Net Reserve.........   198,252    155,797    134,305    174,467    181,643    172,100    156,447    161,620    174,515
Reins. Recoverables.   187,453    218,757    110,089     37,797     21,056     15,676     25,871     29,342     25,841
                       -------    -------    -------    -------    -------    -------    -------    -------    -------
Gross Reserve ......  $385,705    374,554    244,394    212,264    202,699    187,776    182,318    190,962    200,356
                       =======    -------    -------    -------    -------    -------    -------    -------    -------

Net Re-estimated
  Reserve ..........              164,488    171,136    218,626    198,403    153,423    108,208     98,482    113,929
Re-estimated Reins.
    Recoverables ...              248,856    146,890     49,260     22,910     16,847     26,989     30,037     26,092
                                  -------    -------    -------    -------    -------    -------    -------    -------
Gross Re-estimated
    Reserve ........              413,344    318,026    267,886    221,313    170,270    135,197    128,519    140,021
                                  -------    -------    -------    -------    -------    -------    -------    -------
Gross Cumulative
    Redundancy
      (Deficiency)..             $(38,790)  $(73,632)  $(55,622)  $(18,614)  $ 17,506   $ 47,121   $ 62,443   $ 60,335
                                  =======    =======    =======    =======    =======    =======    =======    =======

     (1)  Amounts reflect reinsurance  recoverable under prospective reinsurance contracts only. The Company  adopted  Financial  Accounting  Standards
          Board  Statement  No. 113 ("FAS 113"),  "Accounting  and Reporting for
          Short-Duration and Long-Duration  Reinsurance  Contracts" for the year ended December 31, 1992. As permitted, prior financial statements have not been restated.  Reinsurance  recoverables on unpaid losses and LAE are shown as an asset on the balance  sheets at December  31, 2001 and
          2000.  However,  for purposes of the  reconciliation  and  development tables, loss and LAE information are shown net of reinsurance.