Form 10-Q
period 2002-03-31
SIERRA HEALTH SERVICES INC
filed 2002-05-10
CIK 754009

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended       March 31, 2002

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

 As of April 30, 2002, there were 28,135,000 shares of common stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      INDEX
                                                                                                           Page No.
                                                                                                           --------

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 2002 and December 31, 2001.....................................................    3

                  Condensed Consolidated Statements of Operations -
                    three months ended March 31, 2002 and 2001...............................................    4

                  Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 2002 and 2001...............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................................   13

      Item 3.     Quantitative and Qualitative Disclosures
                    about Market Risk........................................................................   19

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     ASSETS
                                   (Unaudited)
                                                                                          March 31,           December 31,
                                                                                            2002                  2001
                                                                                            ----                  ----
Current Assets:
     Cash and Cash Equivalents..............................................             $  100,617           $  115,754
     Investments............................................................                282,062              260,762
     Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2002 - $12,018; 2001 - $12,655)..........................                 25,403               26,003
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2002 - $0; 2001 - $0)....................................                 46,139               40,166
     Current Portion of Deferred Tax Asset..................................                 36,284               35,869
     Current Portion of Reinsurance Recoverable.............................                 89,612               96,762
     Prepaid Expenses and Other Current Assets..............................                 39,710               31,640
     Assets of Discontinued Operations......................................                 24,833               28,404
                                                                                          ---------            ---------
         Total Current Assets...............................................                644,660              635,360

Property and Equipment, Net.................................................                 95,866              141,451
Long-Term Investments.......................................................                  7,778                8,434
Restricted Cash and Investments.............................................                 26,857               26,011
Reinsurance Recoverable, Net of Current Portion.............................                113,794              123,383
Deferred Tax Asset, Net of Current Portion..................................                 60,996               77,036
Goodwill ...................................................................                 14,782               14,782
Other Assets................................................................                 46,479               43,505
                                                                                          ---------            ---------
TOTAL ASSETS................................................................             $1,011,212           $1,069,962
                                                                                          =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable and Accrued Liabilities...............................             $   93,335           $   89,514
     Medical Claims Payable.................................................                 93,544               81,662
     Current Portion of Reserve for Losses and Loss Adjustment Expense......                143,546              142,342
     Unearned Premium Revenue...............................................                 29,844               52,919
     Military Health Care Payable...........................................                 77,638               77,261
     Current Portion of Long-term Debt......................................                  1,622                1,612
     Liabilities of Discontinued Operations.................................                 58,830               83,931
                                                                                          ---------            ---------
         Total Current Liabilities..........................................                498,359              529,241

Reserve For Losses and
  Loss Adjustment Expense, Net of Current Portion...........................                245,420              243,363
Long-Term Debt, Net of Current Portion......................................                134,011              181,759
Other Liabilities...........................................................                 30,993               19,080
                                                                                          ---------            ---------
TOTAL LIABILITIES...........................................................                908,783              973,443
                                                                                          ---------            ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       Shares Issued: 29,886 and 29,648 issued as of 2002
        and 2001, respectively..............................................                    149                  148
  Additional Paid-in Capital................................................                182,541              181,076
  Deferred Compensation.....................................................                   (912)              (1,058)
  Treasury Stock; 2002 and 2001 - 1,523 Common Stock Shares.................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss......................................                 (8,719)              (5,636)
  Accumulated Deficit.......................................................                (47,841)             (55,222)
                                                                                          ---------            ---------
         Total Stockholders' Equity.........................................                102,429               96,519
                                                                                          ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,011,212           $1,069,962
                                                                                          =========            =========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                      2002                  2001
                                                                                      ----                  ----
Operating Revenues:
   Medical Premiums......................................................            $206,644              $166,002
   Military Contract Revenues............................................              85,454                81,912
   Specialty Product Revenues............................................              44,097                41,426
   Professional Fees.....................................................               7,522                 7,329
   Investment and Other Revenues.........................................               4,863                 6,559
                                                                                      -------               -------
         Total...........................................................             348,580               303,228
                                                                                      -------               -------

Operating Expenses:
   Medical Expenses......................................................             175,332               141,687
   Military Contract Expenses............................................              82,354                80,438
   Specialty Product Expenses............................................              46,266                43,871
   General, Administrative and Marketing Expenses (Note 2)...............              30,652                27,170
                                                                                      -------               -------
         Total ..........................................................             334,604               293,166
                                                                                      -------               -------

Operating Income.........................................................              13,976                10,062

Interest Expense and Other, Net..........................................              (2,877)               (4,850)
                                                                                      -------               -------

Income from Continuing Operations Before Taxes...........................              11,099                 5,212

Income Tax Provision.....................................................              (3,718)               (1,746)
                                                                                      -------               -------

Net Income from Continuing Operations....................................               7,381                 3,466

Loss from Discontinued Operations (Note 3)...............................                                      (261)
                                                                                      -------               -------

Net Income...............................................................            $  7,381              $  3,205
                                                                                      =======               =======

Earnings per Common Share:
-------------------------
Net Income from Continuing Operations....................................                $.26                 $ .13
Loss from Discontinued Operations........................................                                      (.01)
                                                                                          ---                  ----
   Net Income............................................................                $.26                 $ .12
                                                                                          ===                  ====

Earnings per Common Share Assuming Dilution:
-------------------------------------------
Net Income from Continuing Operations....................................                $.25                 $ .13
Loss from Discontinued Operations........................................                                      (.01)
                                                                                          ---                  ----
   Net Income............................................................                $.25                 $ .12
                                                                                          ===                  ====

Weighted Average Common Shares Outstanding...............................              28,083                27,488

Weighted Average Common Shares Outstanding
   Assuming Dilution.....................................................              29,882                27,770

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                           2002               2001
                                                                                           ----               ----
Cash Flows From Operating Activities:
   Net Income..............................................................              $  7,381            $  3,205
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Loss from Discontinued Operations................................                                       261
          Depreciation and Amortization....................................                 5,299               6,112
          Provision for Doubtful Accounts..................................                   658                 653
          Deferred Compensation Expense....................................                   146
   Changes in Assets and Liabilities
          Reinsurance Recoverable..........................................                16,739                 877
          Medical Claims Payable...........................................                11,882               2,953
          Military Accounts Receivable.....................................                (5,973)             18,380
          Unearned Premiums................................................               (23,075)              3,841
          Other Assets and Liabilities.....................................                17,140               8,729
                                                                                          -------             -------
       Net Cash Provided by Operating Activities ..........................                30,197              45,011
                                                                                          -------             -------

Cash Flows From Investing Activities:
   Capital Expenditures, Net of Dispositions...............................                (2,672)             (2,554)
   Changes in Investments..................................................               (27,165)            (37,922)
                                                                                          -------             -------
       Net Cash Used for Investing Activities..............................               (29,837)            (40,476)
                                                                                          -------             -------

Cash Flows From Financing Activities:
   Proceeds from Borrowings................................................                 6,000
   Payments on Debt and Capital Leases.....................................                (1,412)            (34,906)
   Issuance of Stock in Connection with Stock Plans........................                 1,445                 645
                                                                                          -------             -------
       Net Cash Provided by (Used for) Financing Activities................                 6,033             (34,261)
                                                                                          -------             -------

Cash Used for Discontinued Operations......................................               (21,530)            (13,122)
                                                                                          -------             -------

Net Decrease In Cash and Cash Equivalents..................................               (15,137)            (42,848)

Cash and Cash Equivalents at Beginning of Period...........................               115,754             157,564
                                                                                          -------             -------

Cash and Cash Equivalents at End Of Period.................................              $100,617            $114,716
                                                                                          =======             =======

Supplemental Condensed Consolidated Continuing Operations                                 Three Months Ended March 31,
  Statements of Cash Flows Information:                                                     2002                2001
------------------------------------------------------------------------                    ----                ----
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................                $2,182              $4,663
Net Cash Received (Paid) During the Period for Income Taxes................                    28                 (14)

Non-cash Investing and Financing Activities:
   Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations (Note 6)..................................                51,326

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

     The accompanying  unaudited  financial  statements include the consolidated accounts of Sierra Health  Services,  Inc.  ("Sierra",  a holding  company, together  with its  subsidiaries,  collectively  referred  to herein as the
     "Company").  All material  intercompany balances and transactions have been
     eliminated.   These  statements  have  been  prepared  in  conformity  with accounting  principles  generally  accepted in the United States of America and used in preparing the Company's annual audited  consolidated  financial statements but do not contain all of the information  and disclosures  that would be required in a complete set of audited financial  statements.  They should, therefore, be read in conjunction with the Company's annual audited consolidated  financial  statements and related notes thereto for the years ended  December  31,  2001 and 2000.  In the  opinion  of  management,  the accompanying  unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair  presentation  of the financial  results for the interim periods presented.

2.   Asset Impairment, Restructuring, Reorganization and Other Costs

     The table  below  presents  a summary of asset  impairment,  restructuring, reorganization  and other cost activity for the periods  indicated that are included in general,  administrative and marketing  expenses.  Discontinued
     Texas health care  operations are excluded from this table and discussed in
     Note 3.

                                                               Restructuring
                                                                    and
                                                              Reorganization           Other               Total
                                                              --------------           -----               -----
      (In thousands)
      Balance, January 1, 2001...........                         $ 594                $4,447             $5,041

      Charges recorded...................
      Cash used..........................                          (594)                                    (594)
      Noncash activity...................
      Changes in estimate................
                                                                   ----                 -----              -----
      Balance, December 31, 2001.........                             -                 4,447              4,447

      Charges recorded...................
      Cash used..........................
      Noncash activity...................                                                (500)              (500)
      Changes in estimate................
                                                                   ----                 -----              -----
      Balance, March 31, 2002............                         $   -                $3,947             $3,947
                                                                   ====                 =====              =====

     The  remaining  other costs of $3.9  million  are related to legal  claims.
     Management believes that the remaining reserves,  as of March 31, 2002, are appropriate  and that no revisions to the  estimates  are necessary at this time.

3.   Discontinued Operations

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

     Although  considerable  efforts had been made to achieve  profitability  in
     Texas, it was determined that under the current operating environment,  the
     Company would not be able to turn around the operating results and the best course of action was to exit the market as soon as possible to limit future losses  and  exposure.  During  the  third  quarter  of 2001,  the  Company announced  its plan to exit the Texas HMO health care  market and  received formal approval from the Texas  Department of Insurance to withdraw its HMO operations in  mid-October.  The Company  ceased  providing HMO health care coverage in Texas on April 17, 2002.

     The Company elected to early adopt SFAS No. 144 effective  January 1, 2001.
     In  accordance  with SFAS No.  144,  the  Company's  Texas HMO health  care operations were  reclassified as discontinued  operations.  The Company has received a limited waiver under its revolving credit facility agreement for covenants affected by exiting the Texas HMO health care market.

     The following are  condensed  statements of operations of the  discontinued
     Texas HMO health care operations:

                                                                                       Three Months Ended March 31,
                                                                                            2002           2001
                                                                                            ----           ----
      (In thousands)
      Operating Revenues............................................................       $3,488        $46,261
                                                                                            -----         ------

      Medical Expenses..............................................................        2,035         39,841
      General, Administrative and Marketing Expenses................................        2,055          6,506
      Interest Expense and Other, Net (including rental income).....................         (602)           307
                                                                                            -----         ------

      Loss from Discontinued Operations Before Tax..................................            -           (393)
      Income Tax Benefit............................................................            -            132
                                                                                            -----         ------

      Net Loss from Discontinued Operations.........................................       $    -        $  (261)
                                                                                            =====         ======

     Prior to the  adoption of SFAS No. 144, all of the  discontinued  Texas HMO health care  operations  were presented as a component of the "managed care and corporate operations" segment.

     In  conjunction  with the  Company's  plan to exit Texas,  during the third quarter of 2001 the Company  recorded  charges of $10.6 million for premium deficiency  medical  costs,  $1.6  million  to  write  down  certain  Texas furniture and equipment, $2.0 million in lease and other termination costs,
     $1.8 million in legal and restitution costs, $500,000 in various other exit related costs and $570,000 in premium deficiency maintenance.

     The table below  presents a summary of  discontinued  Texas HMO health care operations' asset impairment, restructuring,  reorganization and other cost activity for the periods indicated. These expenses are included in general, administrative and marketing expenses.

                                                          Restructuring         Premium
                                             Asset             and            Deficiency
                                          Impairment     Reorganization       Maintenance      Other        Total
                                          ----------     --------------       -----------      -----        -----
     (In thousands)
     Balance, January 1, 2001........             -           $ 3,755          $ 9,278         $ 800       $13,833

     Charges recorded................       $ 1,600             4,380              570                       6,550
     Cash used.......................                          (3,716)          (1,478)         (800)       (5,994)
     Noncash activity................        (1,600)             (125)                                      (1,725)
     Changes in estimate.............                                           (7,800)                     (7,800)
                                             ------            ------           ------          ----        ------
     Balance, December 31, 2001......             -             4,294              570             -         4,864

     Charges recorded................
     Cash used.......................                            (809)                                        (809)
     Noncash activity................
     Changes in estimate.............
                                             ------            ------           ------          ----        ------
     Balance, March 31, 2002.........       $     -           $ 3,485          $   570         $   -       $ 4,055
                                             ======            ======           ======          ====        ======

     The remaining  restructuring and  reorganization  costs of $3.5 million are
     primarily  related  to  legal  and  restitution   costs,  lease  and  other
     termination  costs,  the  cost  to  provide  malpractice  insurance  on our discontinued  affiliated  medical  groups and  various  other exit  related costs.  Management  believes that the remaining  reserves,  as of March 31,
     2002, are  appropriate and that no revisions to the estimates are necessary at this time. Based on the current  estimated Texas HMO healthcare  run-out costs and recorded  reserves,  we believe we have adequate funds  available and the ability to invest  adequate funds in Texas to meet the  anticipated obligations.

     The following are the unaudited  assets and liabilities of the discontinued
     Texas health care operations:

                                                                     March 31                   December 31
                                                                       2002                        2001
                                                                       ----                        ----
      (In thousands)
      ASSETS
        Cash and Cash Equivalents.............................       $      -                     $      -
        Accounts Receivable, Net..............................             72                        1,402
        Other Assets..........................................          4,843                        6,895
        Property and Equipment, Net...........................         19,918                       20,107
                                                                      -------                       ------
      TOTAL ASSETS............................................         24,833                       28,404
                                                                      -------                      -------

      LIABILITIES
        Accounts Payable and Other Liabilities................         11,880                       16,407
        Medical Claims Payable................................         16,849                       36,567
        Unearned Premium Revenue..............................             11                           68
        Premium Deficiency Reserve............................            901                        1,700
        Mortgage Loan Payable.................................         29,189                       29,189
                                                                      -------                      -------
      TOTAL LIABILITIES.......................................         58,830                       83,931
                                                                      -------                      -------

      NET LIABILITIES OF DISCONTINUED OPERATIONS..............       $(33,997)                    $(55,527)
                                                                      =======                      =======

     The assets and liabilities  above do not include an intercompany  liability of $21.5  million from Texas  Health  Choice,  L.C.,  ("TXHC") to Sierra at
     March 31, 2002. The liability has been eliminated upon consolidation.

     Property and equipment consists mainly of real estate properties located in the Dallas/Fort  Worth metroplex areas. TXHC acquired these properties from
     Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), for $44 million as part of the  acquisition of certain assets of Kaiser-Texas in October 1998.
     In June 2000, as part of its restructuring and  reorganization of the Texas
     HMO health care  operations,  the Company  announced its intentions to sell these  properties.  The real estate was written down to its estimated  fair value and the Company took an asset impairment  charge of $27 million.  The real estate is  encumbered  by a mortgage  loan to  Kaiser-Texas,  which is guaranteed by Sierra.

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

     In accordance with accounting  principles  generally accepted in the United
     States of America,  the agreement was accounted for as a  restructuring  of debt.  In  the  transaction,  total  future  cash  payments  (interest  and principal)  were less than the balance of the mortgage  loan at the time of the agreement.  Accordingly, a gain on restructuring was recognized for the difference  and the carrying  amount of the  mortgage  loan is equal to the total future cash payments. Costs incurred in connection with the agreement were  offset  against the gain on  restructuring.  At March 31,  2002,  the mortgage loan has a carrying  value of $29.2  million,  which consists of a principal  balance of $22.7  million  and $6.5  million  in future  accrued interest.  Effective  January 1, 2002, all future cash payments,  including interest,  related to the  mortgage  loan are  reductions  of the  carrying amount;  therefore,  no future  interest  expense will be  recognized.  The transaction resulted in an immaterial gain.

4.   Earnings Per Share:

     The following table provides a reconciliation of basic and diluted earnings per share ("EPS") for continuing operations:

                                                                                           Dilutive
                                                                           Basic         Stock Options         Diluted
                                                                           -----         -------------         -------
     (In thousands, except per share data)
     For the Three Months ended March 31, 2002:
       Income from Continuing Operations                                   $ 7,381                            $ 7,381
       Shares                                                               28,083           1,799             29,882
       Per Share Amount                                                       $.26                               $.25

     For the Three Months ended March 31, 2001:
       Income from Continuing Operations                                   $ 3,466                            $ 3,466
       Shares                                                               27,488             282             27,770
       Per Share Amount                                                       $.13                               $.13

5.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                                                      Three Months Ended March 31,
                                                                                          2002             2001
                                                                                          ----             ----
           (In thousands)
           Net Income...........................................................        $ 7,381           $3,205
           Change in Accumulated Other
             Comprehensive (Loss) Income, Net...................................         (3,083)             969
                                                                                         ------            -----

           Comprehensive Income.................................................        $ 4,298           $4,174
                                                                                         ======            =====

6.   Sale-Leaseback

     On  December  28,  2000,  the Company  sold the  majority of its Las Vegas,
     Nevada  administrative  and  medical  clinic  real  estate  holdings  in  a sale-leaseback  transaction.  Due to continuing  involvement  as defined in
     Statement of Financial Accounting Standards No. 98, "Accounting for Leases"
     ("SFAS No. 98"),  the  transaction  did not qualify as a sale.  The Company recorded the transaction as a financing  obligation  offset by the mortgage notes receivable.

     During 2001, the Company received full payment on the outstanding  mortgage notes receivable  associated with three of the medical clinics.  During the first quarter of 2002,  the Company  received the deposit back on the three administrative  buildings.  This  receipt  of funds  cured  the  continuing involvement  criteria from SFAS No. 98 and the  associated  buildings  then qualified as a sale. To record the sale, the Company retired the assets and their  associated  accumulated  depreciation  and financing  obligation and recorded a deferred gain to be  recognized  over the remaining 14 year term of the  lease.  The  impact  of the  sale of the  administrative  buildings recorded  during  the first  quarter of 2002 was a net  reduction  of $43.0 million in property and equipment,  a net reduction of $51.3 million in the associated  financing obligation and a deferred gain of $8.3 million. As of
     March 31, 2002, the remaining financing obligation was $38.8 million offset by mortgage notes receivable of $16.9 million.

     The Company  expects that the  remaining  mortgages  and  deposits  will be repaid  to Sierra  before  the end of 2002,  at which  time the rest of the transaction will qualify as a sale.

7.   Segment Reporting

     The  Company  has  three  reportable  segments  based on the  products  and services offered:  managed care and corporate  operations,  military health services operations and workers' compensation operations.  The managed care and  corporate  segment  includes  managed  health care  services  provided through HMOs, managed indemnity plans, third-party  administrative services programs for employer-funded health benefit plans,  multi-specialty medical groups,  other ancillary  services and corporate  operations.  Discontinued
     Texas health care  operations are excluded.  The military  health  services segment  administers a managed care federal  contract for the Department of
     Defense's  TRICARE program in Region 1. The workers'  compensation  segment assumes  workers'  compensation  claims risk in return for premium revenues and third party administrative services.

     The Company evaluates each segment's performance based on segment operating
     profit.   Information   concerning   reportable   segments  for  continuing
     operations is as follows:

                                                 Managed Care          Military            Workers'
                                                 and Corporate      Health Services      Compensation
                                                 Operations           Operations           Operations          Total
                                              ----------------     ----------------    -----------------       -----
(In thousands)
Three Months Ended March 31, 2002
Medical Premiums..........................          $ 206,644                                                $206,644
Military Contract Revenues................                                $85,454                              85,454
Specialty Product Revenues................              1,951                               $42,146            44,097
Professional Fees.........................              7,522                                                   7,522
Investment and Other Revenues.............                544                 459             3,860             4,863
                                                     --------              ------            ------           -------
   Total Revenue..........................          $ 216,661             $85,913           $46,006          $348,580
                                                     ========              ======            ======           =======

Segment Operating Profit..................          $   9,628             $ 3,559           $   789          $ 13,976
Interest Expense and Other, Net...........             (2,508)                 (2)             (367)           (2,877)
                                                     --------              ------            ------           -------
Income Before Income Taxes................          $   7,120             $ 3,557           $   422          $ 11,099
                                                     ========              ======            ======           =======

Three Months Ended March 31, 2001
Medical Premiums..........................          $ 166,002                                                $166,002
Military Contract Revenues................                                $81,912                              81,912
Specialty Product Revenues................              1,972                               $39,454            41,426
Professional Fees.........................              7,329                                                   7,329
Investment and Other Revenues.............              1,524                 521             4,514             6,559
                                                     --------              ------            ------           -------
   Total Revenue..........................          $ 176,827             $82,433           $43,968          $303,228
                                                     ========              ======            ======           =======

Segment Operating Profit..................          $   6,730             $ 1,995           $ 1,337          $ 10,062
Interest Expense and Other, Net...........             (3,954)                (17)             (879)           (4,850)
                                                     --------              ------            ------           -------
Income Before Income Taxes................          $   2,776             $ 1,978           $   458          $  5,212
                                                     ========              ======            ======           =======

For the three  months  ended  March 31,  2001,  goodwill  expense of $201,000 is included as part of the managed care and corporate operations segment.

8.   CII Financial Debentures

     In  December  2000,  CII  Financial  commenced  an  offer to  exchange  the subordinated debentures for cash and/or new debentures. On May 7, 2001, CII
     Financial  closed its exchange  offer on $42.1  million of its  outstanding subordinated debentures. CII Financial purchased $27.1 million in principal amount of  subordinated  debentures  for $20.0  million  in cash and issued
     $15.0 million in new 9 1/2% senior  debentures,  due September 15, 2004, in exchange for $15.0 million in subordinated  debentures.  The remaining $5.0 million in subordinated debentures were paid at maturity. Since the time of the  exchange,  Sierra has  purchased  $1.0 million in  outstanding  9 1/2%
     senior debentures which are eliminated upon consolidation.

     The transaction was accounted for as a restructuring of debt, therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying  amount of the debentures and no future interest expense will be recognized.  Accordingly, the 9 1/2% senior debentures have a carrying amount of $17.5 million,  which consists of principal  amount of
     $14.0 million and $3.5 million in future accrued interest.

     The 9 1/2% senior  debentures pay interest,  which is due  semi-annually on
     March 15 and  September 15 of each year,  commencing on September 15, 2001.
     The 9 1/2% senior  debentures rank senior to outstanding notes payable from
     CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit  facility.  The 9 1/2%  senior  debentures  may be  redeemed  by CII
     Financial  at any time at premiums  starting at 110% and  declining to 100%
     for redemptions after April 1, 2004. In the event of a change in control of
     CII Financial, the holders of the 9 1/2% senior debentures may require that
     CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

9.   Goodwill

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
     142  also  requires  the  Company  to  complete  a  transitional   goodwill
     impairment  test six months from the date of  adoption.  The net  amortized goodwill  balance at December 31, 2001 was $14.8  million.  In  conjunction with  implementing  SFAS No. 142 the Company  determined  that the recorded goodwill was not impaired  under the guidelines of the  pronouncement.  The
     Company has also discontinued the amortization of goodwill.

     The following  table  presents the results of our  operations as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

                                                                         For the Three Months Ended March 31, 2001
                                                                        As Reported       Adjustments        As Adjusted
                                                                        -----------       -----------        -----------
     (In thousands, except per share data)
     Net Income from Continuing Operations                                  $3,466            $131             $3,597
     Loss from Discontinued Operations                                        (261)                              (261)
                                                                             -----             ---              -----
       Net Income                                                           $3,205            $131             $3,336
                                                                             =====             ===              =====

     Earnings per Common Share:
     -------------------------
     Net Income from Continuing Operations                                   $ .13               -              $ .13
     Loss from Discontinued Operations                                        (.01)                              (.01)
                                                                              ----             ---               ----
       Net Income                                                            $ .12               -              $ .12
                                                                              ====             ===               ====

     Earnings per Common Share Assuming Dilution:
     -------------------------------------------
     Net Income from Continuing Operations                                   $ .13               -              $ .13
     Loss from Discontinued Operations                                        (.01)                              (.01)
                                                                              ----             ---               ----
       Net Income                                                            $ .12               -              $ .12
                                                                              ====             ===               ====

10.  Recent Accounting Pronouncements

     In October  2001,  the FASB  issued SFAS No. 144,  which is  effective  for fiscal  years  beginning  after  December  15,  2001  with  early  adoption recommended.  As described in Note 3 above,  Sierra  elected to early adopt
     SFAS No.  144  effective  January  1,  2001.  SFAS No.  144  requires  that long-lived  assets that are to be sold  within one year must be  separately identified  and carried at the lower of  carrying  value or fair value less costs to sell.  Long-lived  assets expected to be held longer than one year are  subject to  depreciation  and must be written  down to fair value upon impairment.  Long-lived  assets no longer  expected  to be sold  within one year, such as foreclosed real estate,  must be written down to the lower of current  fair value or fair value at the date of  foreclosure  adjusted  to reflect depreciation since acquisition.

     In April 2002, the FASB issued Statement of Financial  Accounting  Standard
     No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB
     Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145
     requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles
     Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion
     No. 30 will distinguish transactions that are part of an entity's recurring operations  from  those  that are  unusual  and  infrequent  that  meet the criteria  for  classification  as an  extraordinary  item.  SFAS No. 145 is effective for the Company  beginning  January 1, 2003,  but the Company may adopt the  provisions  of SFAS No. 145 prior to this date.  The Company has net yet evaluated  the impact from SFAS No. 145 on its  financial  position and results of operations.

11.  Reclassifications

     Certain amounts in the Condensed  Consolidated Financial Statements for the
     three  months ended March 31, 2001 have been  reclassified  to conform with the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction  with the Condensed  Consolidated  Financial  Statements and related
Notes thereto.  The information  contained below is subject to risk factors.  We urge you to review  carefully the section  "Risk  Factors" in our 2001 Form 10-K filed on March 29, 2002 for a more complete  discussion of the risks  associated with an investment in our securities.  See "Note on  Forward-Looking  Statements and Risk Factors" under Item 1 of our 2001 Form 10-K.

This report contains "forward-looking  statements" within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934,  both as amended.  All statements  other than  statements of historical fact are forward-looking statements for purposes of federal and state securities laws.  The  cautionary  statements  are  made  pursuant  to  the  "safe  harbor"
provisions of the Private Securities  Litigation Reform Act of 1995, as amended, and identify  important  factors  that could cause our actual  results to differ materially from those expressed in any projected,  estimated or  forward-looking statements  relating to us. These  forward-looking  statements are identified by their  use of  terms  and  phrases  such as  "anticipate,"  "believe,"  "could,"
"estimate,"  "expect,"  "intend," "may," "plan," "project," "will,"  "continue,"
and other similar terms and phrases, including references to assumptions.

Although   we  believe   that  the   expectations   reflected   in  any  of  our
forward-looking   statements  are   reasonable,   actual  results  could  differ
materially  from  those  projected  or  assumed  in any  of our  forward-looking statements.

Critical Accounting Policies and Estimates

A description of our critical  accounting policies and estimates can be found in
Item 7 of  our  2001  Form  10-K  and  for a more  extensive  discussion  of our accounting policies,  see Note 2, Summary of Significant Accounting Policies, in
the Notes to the Consolidated  Financial  Statements in our 2001 Form 10-K filed on March 29, 2002.

RESULTS OF  OPERATIONS,  THREE MONTHS  ENDED MARCH 31,  2002,  COMPARED TO THREE
MONTHS ENDED MARCH 31, 2001.

Total Operating  Revenues increased  approximately  15.0% to $348.6 million from
$303.2 million for 2001.

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased $40.6 million or 24.5%.  The $40.6 million increase in premium revenue reflects  a 5.8%  increase  in  Medicare  member  months  (the  number of months individuals  are enrolled in a plan) and a 35.3%  increase in commercial  member months.  The growth in Medicare member months  contributes  significantly to the increase in premium  revenues as the Medicare per member  premium rates are over three times higher than the average  commercial  premium rate. HMO premium rates for commercial  groups increased  approximately  7.3%,  managed  indemnity rates increased  approximately 16.7% and Medicare rates increased  approximately 2.5%.
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

Military  Contract  Revenues  increased  $3.5  million or 4.3%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly  offset by increased  military contract  expenses  associated with those change orders. The Congressionally approved Department of Defense, or DoD, fiscal  year 2001  budget  included  several  sweeping  changes  to the  TRICARE program. In April 2001, SMHS began implementation of a prescription drug program for beneficiaries  over age 65 and the implementation of a waiver of co-payments for active duty family  members.  Both of these program  modifications  resulted from  Congressional  changes to the program.  Likewise,  in October  2001,  SMHS implemented  TRICARE for Life which is a  comprehensive  health care  benefit to those retired military  beneficiaries over age 65. SMHS administers the expanded benefits  only to the over age 65  retiree  military  population.  SMHS does not directly  fund  claims  payment or bear any risk for the actual  level of health care service utilization.

If all five option  periods of the contract  with the DoD are  exercised  and no extensions of the performance  period are made, health care delivery will end on
May 31, 2003,  followed by an  additional  eight month phase out of the Region 1 managed care support  contract.  The DoD has extended expiring TRICARE contracts in other regions and SMHS has begun  negotiations  with the DoD about a possible extension to the base contract.

Specialty Product Revenues  increased $2.7 million or 6.5%. The revenue increase was from the workers' compensation insurance segment as administrative  services revenue remained consistent between the quarters.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct written  premiums  decreased by 11.4% due primarily to a 33%
decrease in premium  production  that was partially  offset by a 25% increase in composite premium rates.  Ceded reinsurance  premiums  decreased by 94.3% due to the expiration of our low level reinsurance agreement on June 30, 2000 and a new reinsurance  agreement  with  lower  ceded  premiums.  Direct  written  premiums decreased from $50.2 million in 2001 to $44.5 million in 2002.

As  compared to the low level  reinsurance  agreement  that  expired on June 30,
2000,  the new  reinsurance  agreement  results  in higher  net  earned  premium revenues,  as we  retain  more of the  premium  dollars,  but also  leads to our keeping more of the incurred  losses.  This could, if not offset by increases in composite  premium rates,  result in a higher loss and loss  adjustment  expense ratio,  or LAE ratio,  if the  percentage  increase in the  additional  incurred losses is  greater  than the  percentage  increase  in the  additional  premiums retained.  The  effect on the  balance  sheet of the new  reinsurance  agreement compared to the low level agreements will eventually result in a lower amount of reinsurance  recoverables,  and due to the  length  of time  over  which  claims expenses are typically  paid,  we expect to see an increase in future  operating cash flow and amounts available to be invested.

Professional  Fees  increased  $200,000  or 2.6% as a  result  of the  increased membership.

Investment and Other Revenues decreased $1.7 million or 25.9% due primarily to a decrease in the average  investment  yield during the period  offset by a slight increase in the average invested balance.

Medical Expenses increased $33.6 million or 23.7% due primarily to our increased
membership.   Medical   expenses  as  a  percentage  of  medical   premiums  and
professional  fees increased to 81.9% from 81.7%.  The increase is primarily due to higher  bed days in 2002  which was  partially  offset by  premium  yields in excess of cost increases.

Military  Contract  Expenses  increased  $1.9  million or 2.4%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
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

Specialty Product Expenses increased $2.4 million or 5.5%. Expenses increased in the workers'  compensation  operations by  approximately  $2.6 million which was offset by a slight decrease in administrative services expense of $200,000.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

o    Approximately  $2.1  million  in  additional  loss and LAE  related  to the increase in net earned premiums in 2002 compared to 2001.

o    In 2002, we recorded $2.0 million of net adverse loss development for prior accident  years  compared to net adverse loss  development  of $1.6 million recorded  in  2001.  The  net  adverse  development  recorded  was  largely attributable to higher costs per claim,  or claim severity,  in California.
     Higher claim  severity has had a negative  impact on the entire  California workers' compensation  industry.  Approximately $400,000 of the net adverse loss  development  recorded in 2002 is due to the effects of Assembly  Bill
     749 as described below.

o    The loss  and LAE  ratio  for the  2002  accident  year  was  lower  due to significant  premium  increases  offset  by  termination  of the low  level reinsurance agreement.  The lower loss and LAE ratio resulted in a decrease in  expense  of  approximately  $1.3  million.  The low  level  reinsurance agreement  terminated  on June 30,  2000,  which  resulted in a higher risk exposure on policies  effective  after that date and a higher amount of net incurred loss and LAE.

o    A net increase in underwriting expenses, policyholders' dividends and other operating expenses of $1.4 million related primarily to the increase in net earned premiums.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected  from  reinsurers.  Net  reinsurance  recoverable  decreased  by $16.9 million in 2002 compared to a decrease of $1.0 million in 2001.

In February 2002,  California  enacted  Assembly Bill 749. This new  legislation will increase  benefits paid to injured  workers  starting  January 1, 2003. The
Workers'  Compensation  Insurance  Rating Bureau of  California,  or WCIRB,  has
preliminarily  estimated that the new  legislation  will increase the loss costs for  accident  year 2003 by  approximately  7%.  Increased  loss costs,  such as benefit  increases,  are normally built into the  rating-making  process so that premiums are  increased  to cover the  increase in costs.  Although we intend to increase  our  premiums,  there  is no  assurance  that  our  increase  will  be sufficient  enough to cover the  estimated  costs  increases or that the WCIRB's estimate is accurate.

The  loss and LAE  reserves  recorded  as of March  31,  2002  reflect  our best estimate of the ultimate loss costs for reported and unreported claims occurring in the current  accident year as well as those  occurring in accident years 2001 and prior. Workers' compensation claim payments are made over several years from the date of the claim.  Until the final  payments for reported  claims are made, reserves are invested to generate investment income.

Reinsurance  contracts  do not relieve us from our  obligations  to enrollees or policyholders.  At March 31,  2002,  we had over  $203  million  in  reinsurance recoverable.  We evaluate the financial  condition of our reinsurers to minimize our exposure to  significant  losses from reinsurer  insolvencies.  At March 31,
2002,  all of our  reinsurers  were rated A+ or better by Fitch  Ratings and the
A.M. Best Company. Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 106.6%  compared to
108.9% for 2001.  The decrease was primarily due to  significant  composite rate increases.  Excluding  adverse loss  development,  the combined ratio would have been 101.7% for 2002 and 104.8% for 2001.

General,  Administrative and Marketing Expenses,  or G&A, increased $3.5 million or 12.8%.  The primary  increases  in G&A expenses  were  payroll and  benefits, brokers  fees and general  insurance  costs.  As a percentage  of revenues,  G&A expenses were 8.8% compared to 9.0% in 2001. As a percentage of medical  premium revenue,  G&A expenses were 14.8% for 2002 compared to 16.4% for 2001. We expect the remainder of our sale-leaseback  transaction to qualify as a sale before the end of 2002. We expect this will result in a quarterly  increase in G&A expenses of approximately $1.1 million and medical expenses of approximately $600,000 and a decrease in interest expense of approximately $1.7 million.

Interest  Expense  and Other,  Net  decreased  $2.0  million or 40.7%.  Interest expense related to the revolving credit facility decreased $1.4 million due to a decrease in the average balance of outstanding  debt during the period offset by an increase in the weighted average cost of borrowing. Our average interest rate on the  revolving  credit  facility,  excluding  the  amortization  of  deferred financing  fees, our interest rate swap agreement and fees on the unused portion of the credit facility was 5.4% in 2002 compared to 9.6% in 2001. We incur a fee of 0.5% on the unused portion of the revolving credit facility.  In addition, we are amortizing  $284,000 per quarter of deferred  financing  fees. CII Financial
debenture   interest  decreased  by  $882,000  in  2002,  as  a  result  of  the restructuring  of the  debentures  which  occurred  during the second quarter of
2001.

Provision  for Income Taxes was  recorded at $3.7  million for 2002  compared to
$1.7 million for 2001.  The effective  tax rate for both periods was 33.5%.  Our ongoing  effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued   Operations   consist  entirely  of  our  Texas  HMO  health  care
operations.  See  Note  3 of  the  Notes  to  Condensed  Consolidated  Financial
Statements.  We  elected  to  early  adopt  Statement  of  Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets",  or SFAS No. 144,  effective  January 1, 2001.  In the third quarter of
2001, we decided to exit the Texas HMO health care market and received  approval from the Texas Department of Insurance in mid-October  2001. We ceased providing
HMO health care coverage on April 17, 2002. In accordance with SFAS No. 144, our
Texas  HMO  health  care  operations  are  now  reclassified  as a  discontinued
operation. The net loss from discontinued operations was $0 and $261,000 for the first quarter of 2002 and 2001,  respectively.  The utilization of prior premium deficiency reserves were $799,000 in 2002 and $2.3 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

For continuing  operations,  we had cash in-flows from  operating  activities of
$30.2  million  during the first  quarter of 2002  compared to $45.0  million in
2001.  After adjusting for the timing of our Medicare  payment received April 1,
2002, cash in-flows for 2002 would have been $57.6 million. The improvement over
2001 is primarily  attributable  to increased  cash from  earnings,  reinsurance recoveries and increased medical claims payable.

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

On November  16,  2001,  SMHS entered  into a  securitization  arrangement  with
General Electric Capital  Corporation.  The arrangement provides for the sale of
SMHS' Federal Government accounts receivable to SMHS Funding,  LLC. SMHS Funding is a special purpose limited  liability company owned by SMHS and was formed for the  purpose  of  purchasing  all  receivables  of SMHS.  This  entity  is fully consolidated  into SMHS.  SMHS  Funding,  LLC may sell an undivided  interest in certain  of  the  receivables  to  a  subsidiary  of  General  Electric  Capital
Corporation in the event that  additional  financing by SMHS is warranted.  This securitization  arrangement  has not yet been utilized and we do not  anticipate utilizing it in 2002.

For continuing  operations,  cash used in investing  activities  during 2002 was
$29.8 million  compared to $40.5 million in 2001. The 2002 amount  included $2.7 million in net capital  expenditures  compared to $2.6 million in 2001.  The net change in  investments  for the period was an increase in  investments  of $27.2 million for 2002 and $37.9 million for 2001 as  investments  were purchased with cash from operations.

For continuing operations, cash provided by financing activities during 2002 was
$6.0 million  compared to cash used in financing  activities of $34.3 million in
2001.  The 2002 amount  included net  receipts of $6.0 million on the  revolving credit  facility  compared to net payments of $33.0 million in 2001.  Additional payments of $1.4 million and $1.9 million  were made on other  outstanding  debt and capital leases for 2002 and 2001,  respectively.  Proceeds from the issuance of stock were $1.4 million in 2002 compared to $645,000 in 2001.

Discontinued  Texas health care  operations  used cash of $21.5  million in 2002 compared to $13.1  million in 2001.  The cash used in 2002 was primarily for the run-out of claims  offset in part by  premiums  collected.  Based on the current estimated Texas HMO healthcare run-out costs and recorded  reserves,  we believe we have adequate  funds  available and the ability to invest  adequate  funds in
Texas to meet the anticipated obligations.

Revolving Credit Facility

Our revolving credit facility balance  increased from $89 million to $95 million during the three month period.  The balance is reflected as long-term debt since no portion of the  outstanding  balance is due in the next  twelve  months.  The availability under the credit facility has been reduced to $114 million at March
31, 2002  leaving $19 million  available  under the credit  facility.  The total availability, however, will be reduced by $6.0 million on June 30, 2002, another
$6.0 million on December 31, 2002 and finally by $10.0 million on June 30, 2003.
The credit facility matures on September 30, 2003.  Interest under the revolving credit facility is variable and is based on Bank of America's  "prime rate" plus a margin.  The rate was  5.375%  during the first  quarter  of 2002,  which is a combination  of the prime rate of 4.75%  plus a margin of .625%.  The margin was reduced by 1.0% on April 1, 2002 since we exceeded certain ratio requirements as of  December  31,  2001.  The margin can  fluctuate  in the future  based on our completing  certain  transactions  or if we fail  to  exceed  certain  financial ratios. Of the outstanding  balance,  $25 million is covered by an interest-rate swap agreement.  In accordance with Statement of Financial  Accounting Standards
No. 133,  "Accounting  for Derivative  Instruments and Hedging  Activities",  we
reduced our recorded  liability of the  interest-rate  swap agreement during the first quarter of 2002 by $100,000.

Debentures

In December 2000, CII Financial  commenced an offer to exchange the subordinated debentures for cash and/or new debentures.  On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding  subordinated debentures.
CII  Financial  purchased  $27.1  million in  principal  amount of  subordinated debentures  for $20.0  million  in cash and issued  $15.0  million in new 9 1/2%
senior  debentures,  due  September  15, 2004,  in exchange for $15.0 million in subordinated  debentures.  The remaining $5.0 million in subordinated debentures were paid at maturity. Since the time of the exchange, Sierra has purchased $1.0 million in  outstanding  9 1/2%  senior  debentures  which are  eliminated  upon consolidation.

The  transaction was accounted for as a restructuring  of debt;  therefore,  all future cash payments,  including  interest,  related to the  debentures  will be reductions  of the  carrying  amount of the  debentures  and no future  interest expense will be recognized.  Accordingly,  the 9 1/2% senior  debentures  have a carrying  amount of $17.5 million,  which consists of principal  amount of $14.0 million and $3.5 million in future accrued interest.

The 9 1/2% senior  debentures pay interest,  which is due semi-annually on March
15 and September 15 of each year,  commencing on September 15, 2001.  The 9 1/2%
senior debentures rank senior to outstanding notes payable from CII Financial to
Sierra and CII Financial's guarantee of Sierra's revolving credit facility.  The
9 1/2%  senior  debentures  may be  redeemed  by CII  Financial  at any  time at premiums  starting at 110% and declining to 100% for redemptions  after April 1,
2004. In the event of a change in control of CII Financial, the holders of the 9
1/2% senior  debentures  may require that CII Financial  repurchase  them at the then applicable redemption price, plus accrued and unpaid interest.

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $9.1  million  in cash  and cash equivalents  it held at  December  31,  2001,  approximately  $9.0  million  was designated for use only by the regulated insurance companies.  CII Financial has limited  sources of cash and is  dependent  upon  dividends  paid by  California
Indemnity.  California Indemnity may pay a dividend,  without the prior approval of the state insurance commissioner, only to the extent the cumulative amount of dividends  or  distributions  paid or  proposed  to be paid in any year does not exceed the amount shown as unassigned  funds (reduced by any unrealized gains or losses  included  in any  such  amount)  on its  statutory  statement  as of the previous December 31. In 2002,  California  Indemnity can pay dividends of up to
$2.1 million without the prior approval of the state insurance commissioner.  In
2001,  California  Indemnity  received prior approval to pay an aggregate of $10 million in  dividends.  We are not in a position  to assess  the  likelihood  of obtaining  future  approval  for the  payment  of  dividends  other  than  those specifically allowed by law in each of our subsidiaries' state of domicile.

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various states  totaling $26.5 million at March 31, 2002. The HMO and
insurance   subsidiaries   must  also  meet  requirements  to  maintain  minimum
stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction  with the exit from the  Texas HMO  health  care  market,  the Texas
Department of Insurance  approved a plan of withdrawal  and TXHC is now required to maintain  deposits and net worth of at least $3.5 million.  We believe we are in compliance  with our  regulatory  requirements.  We are limited by our credit facility in the amount of funds we can invest in our Texas operations.

Of the $100.6 million in cash and cash equivalents held at March 31, 2002, $66.5 million was designated for use only by the regulated  subsidiaries.  Amounts are available  for  transfer  to the  holding  company  from  the HMO and  insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing  management  agreements and by dividends.  The holding company will not receive  dividends  from its  regulated  subsidiaries  if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

A schedule of obligations  and  commitments as of December 31, 2001 can be found in Item 7 under  Liquidity and Capital  Resources in our 2001 Form 10-K filed on
March 29, 2002.

Other

We have a 2002  capital  budget of $16.1  million  and we are  limited  to $19.6 million by our revolving credit facility. The planned expenditures are primarily for the purchase of computer hardware and software,  furniture and equipment and other normal capital  requirements.  Our liquidity needs over the next 12 months will  primarily  be for the capital  items noted  above,  debt service and funds required to exit the Texas HMO health care market.  We believe that our existing working  capital,  operating  cash flow and, if  necessary,  equipment  leasing, divestitures of certain  non-core assets and amounts  available under our credit facility and securitization arrangement should be sufficient to fund our capital expenditures  and debt  service.  Additionally,  subject to  unanticipated  cash requirements,  we believe that our existing  working  capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

Membership
----------

                                                                           Number of Members at March 31,
                                                                             2002                    2001
                                                                             ----                    ----
Continuing Operations:
---------------------
HMO
  Commercial..................................................              187,000                  143,500
  Medicare....................................................               45,400                   43,400
  Medicaid....................................................               27,300                   16,100
Managed Indemnity.............................................               29,500                   29,700
Medicare Supplement...........................................               21,500                   28,100
Administrative Services.......................................              318,200                  280,400
TRICARE Eligibles.............................................              639,200                  640,300
                                                                          ---------                ---------
Total Members, Continuing Operations..........................            1,268,100                1,181,500
                                                                          =========                =========

Discontinued Texas Operations:
-----------------------------
HMO
  Commercial..................................................                1,700                   53,600
  Medicare (1) ...............................................                                        13,800
                                                                              -----                   ------
Total Members, Discontinued Operations........................                1,700                   67,400
                                                                              =====                   ======

(1) The 2001 Medicare membership does not include 5,300 Houston members that the
Company  ceded to  AmCare  Health  Plans of  Texas,  Inc.,  under a  reinsurance agreement on December 1, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As  of  March  31,  2002,  unrealized  holding  losses  on  available  for  sale investments  have  increased  by $3.1  million  since 2001 due  primarily  to an increase in the yield on  Government  obligations.  We believe  that  changes in market interest rates,  resulting in unrealized holding gains or losses,  should not have a material  impact on future  earnings  or cash flows as it is unlikely that  we  would  need  or  choose  to  substantially  liquidate  our  investment portfolio.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               Current  Report on Form 8-K,  dated  January  4,  2002,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference on January 8, 2002.

               Current  Report on Form 8-K,  dated  February  1, 2002,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference on February 5, 2002.

               Current  Report on Form 8-K,  dated  February 21, 2002,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference on February 27, 2002.

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

Date:  May 10, 2002                /S/ PAUL H. PALMER
                                   -----------------------------------
                                   Paul H. Palmer
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)