Form 10-Q
period 2002-06-30
SIERRA HEALTH SERVICES INC
filed 2002-08-14
CIK 754009

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended       June 30, 2002

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

     As of  August 2,  2002,  there  were  28,795,000  shares  of  common  stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                   June 30, 2002 and December 31, 2001.......................................................    3

                  Condensed Consolidated Statements of Operations -
                   three and six months ended June 30, 2002 and 2001.........................................    4

                  Condensed Consolidated Statements of Cash Flows -
                   six months ended June 30, 2002 and 2001...................................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............................................   15

      Item 3.     Quantitative and Qualitative Disclosures
                   about Market Risk.........................................................................   27

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     ASSETS
                                                                                           June 30,           December 31,
                                                                                             2002                 2001
Current Assets:
     Cash and Cash Equivalents..............................................               $ 76,714           $  115,754
     Investments............................................................                323,245              260,762
     Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2002 - $9,815; 2001 - $12,655)...........................                 25,248               26,003
     Military Accounts Receivable...........................................                 43,375               40,166
     Current Portion of Deferred Tax Asset..................................                 54,219               35,869
     Current Portion of Reinsurance Recoverable.............................                 91,871               96,762
     Prepaid Expenses and Other Current Assets..............................                 29,529               31,640
     Assets of Discontinued Operations......................................                 24,563               28,404
                                                                                            -------            ---------
         Total Current Assets...............................................                668,764              635,360

Property and Equipment, Net.................................................                 86,914              141,451
Long-Term Investments.......................................................                  5,411                8,434
Restricted Cash and Investments.............................................                 31,981               26,011
Reinsurance Recoverable, Net of Current Portion.............................                109,794              123,383
Deferred Tax Asset, Net of Current Portion..................................                 36,455               77,036
Goodwill ...................................................................                 14,782               14,782
Other Assets................................................................                 44,282               43,505
                                                                                            -------            ---------
TOTAL ASSETS................................................................               $998,383           $1,069,962
                                                                                            =======            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accrued Liabilities....................................................               $ 61,181           $   53,546
     Trade Accounts Payable.................................................                 16,696               21,578
     Accrued Payroll and Taxes..............................................                 24,833               14,390
     Medical Claims Payable.................................................                 95,460               81,662
     Current Portion of Reserve for Losses and Loss Adjustment Expense......                164,337              142,342
     Unearned Premium Revenue...............................................                 28,350               52,919
     Military Health Care Payable...........................................                 81,007               77,261
     Current Portion of Long-term Debt......................................                  1,623                1,612
     Liabilities of Discontinued Operations.................................                 53,118               83,931
                                                                                            -------            ---------
         Total Current Liabilities..........................................                526,605              529,241
Reserve For Losses and
  Loss Adjustment Expense, Net of Current Portion...........................                227,420              243,363
Long-Term Debt, Net of Current Portion......................................                 93,765              181,759
Other Liabilities...........................................................                 31,391               19,080
                                                                                            -------            ---------
TOTAL LIABILITIES...........................................................                879,181              973,443
                                                                                            -------            ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       Shares Issued: 30,069 and 29,648 issued as of 2002
        and 2001, respectively..............................................                    150                 148
  Additional Paid-in Capital................................................                184,449              181,076
  Deferred Compensation for Restricted Stock................................                   (766)              (1,058)
  Treasury Stock; 2002 and 2001 - 1,523 Common Stock Shares.................                (22,789)             (22,789)
  Accumulated Other Comprehensive Loss......................................                 (4,524)              (5,636)
  Accumulated Deficit.......................................................                (37,318)             (55,222)
                                                                                            -------            ---------
         Total Stockholders' Equity.........................................                119,202               96,519
                                                                                            -------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................               $998,383           $1,069,962
                                                                                            =======            =========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended June 30,               Six Months Ended June 30,
                                                              2002              2001                  2002                2001
Operating Revenues:
   Medical Premiums..................................        $211,408         $172,402              $418,052            $338,404
   Military Contract Revenues........................          93,740           88,086               179,194             169,998
   Specialty Product Revenues........................          46,280           44,901                90,377              86,327
   Professional Fees.................................           7,704            7,746                15,226              15,075
   Investment and Other Revenues.....................           4,836            5,192                 9,699              11,751
                                                              -------          -------               -------             -------
         Total.......................................         363,968          318,327               712,548             621,555
                                                              -------          -------               -------             -------

Operating Expenses:
   Medical Expenses..................................         176,112          145,601               351,444             287,288
   Military Contract Expenses........................          89,862           86,333               172,216             166,771
   Specialty Product Expenses........................          48,137           45,555                94,403              89,426
   General, Administrative and Marketing
      Expenses (Note 2)..............................          32,080           29,447                62,732              56,617
                                                              -------          -------               -------             -------
         Total ......................................         346,191          306,936               680,795             600,102
                                                              -------          -------               -------             -------

Operating Income from Continuing Operations..........          17,777           11,391                31,753              21,453

Interest Expense and Other, Net......................          (1,953)          (5,712)               (4,830)            (10,562)

Income from Continuing Operations Before Taxes.......          15,824            5,679                26,923              10,891

Income Tax Provision.................................          (5,301)          (1,902)               (9,019)             (3,648)
                                                              -------          -------               -------             -------

Net Income from Continuing Operations................          10,523            3,777                17,904               7,243

Loss from Discontinued Operations (Note 3)...........                             (982)                                   (1,243)
                                                              -------          -------               -------             -------

Net Income...........................................        $ 10,523         $  2,795              $ 17,904            $  6,000
                                                              =======          =======               =======             =======

Earnings per Common Share:
-------------------------
Net Income from Continuing Operations................            $.37            $ .14                  $.64               $ .26
Loss from Discontinued Operations....................                             (.04)                                     (.04)
                                                                  ---             ----                   ---                ----
   Net Income........................................            $.37            $ .10                  $.64               $ .22
                                                                  ===             ====                   ===                ====

Earnings per Common Share Assuming Dilution:
-------------------------------------------
Net Income from Continuing Operations................            $.34            $ .13                  $.59               $ .26
Loss from Discontinued Operations....................                             (.03)                                     (.04)
                                                                  ---             ----                   ---                ----
   Net Income........................................            $.34            $ .10                  $.59               $ .22
                                                                  ===             ====                   ===                ====

Weighted Average Common Shares Outstanding...........          28,207           27,515                28,146              27,501

Weighted Average Common Shares Outstanding
   Assuming Dilution.................................          30,899           28,002                30,529              27,895

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                           2002               2001
Cash Flows From Operating Activities:
   Net Income..............................................................              $ 17,904            $  6,000
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Loss from Discontinued Operations................................                                     1,243
          Depreciation and Amortization....................................                10,354              12,250
          Provision for Doubtful Accounts..................................                 1,666               1,317
          Deferred Compensation Expense....................................                   292
          Loss on Property and Equipment Dispositions......................                   157               2,370
   Changes in Assets and Liabilities
          Reinsurance Recoverable..........................................                18,480             (11,148)
          Medical Claims Payable...........................................                13,798              (1,675)
          Military Accounts Receivable.....................................                (3,209)             30,909
          Unearned Premiums................................................               (24,569)              7,982
          Other Assets and Liabilities.....................................                40,993              11,567
                                                                                          -------             -------
       Net Cash Provided by Operating Activities ..........................                75,866              60,815
                                                                                          -------             -------

Cash Flows From Investing Activities:
   Capital Expenditures, Net of Dispositions...............................                (3,695)             (1,847)
   Changes in Investments..................................................               (57,693)             (6,364)
                                                                                          -------             -------
       Net Cash Used for Investing Activities..............................               (61,388)             (8,211)
                                                                                          -------             -------

Cash Flows From Financing Activities:
   Payments on Debt and Capital Leases.....................................               (29,930)            (61,263)
   Issuance of Stock in Connection with Stock Plans........................                 3,384                 650
                                                                                          -------             -------
       Net Cash Used for Financing Activities..............................               (26,546)            (60,613)
                                                                                          -------             -------

Net Cash Used for Discontinued Operations..................................               (26,972)            (21,439)

Net Decrease In Cash and Cash Equivalents..................................               (39,040)            (29,448)

Cash and Cash Equivalents at Beginning of Period...........................               115,754             157,564
                                                                                          -------             -------

Cash and Cash Equivalents at End Of Period.................................              $ 76,714            $128,116
                                                                                          =======             =======

Supplemental Condensed Consolidated Continuing Operations                                   Six Months Ended June 30,
  Statements of Cash Flows Information:                                                     2002                2001
---------------------------------------------------------------------------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................               $ 3,800             $10,781
Net Cash Received (Paid) During the Period for Income Taxes................                13,104                 (45)

Non-cash Investing and Financing Activities:
   Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations (Note 6)..................................                58,053
   Debentures Exchanged....................................................                                    19,692

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

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

     Certain amounts in the Condensed  Consolidated Financial Statements for the
     three and six months ended June 30, 2001 have been  reclassified to conform with the current year presentation.

 2.  Asset Impairment, Restructuring, Reorganization and Other Costs

     The table  below  presents  a summary of asset  impairment,  restructuring, reorganization  and other cost activity for the periods  indicated that are included in general,  administrative and marketing  expenses.  Discontinued
     Texas HMO  health  care  operations  are  excluded  from this table and are discussed in Note 3.

                                                               Restructuring
                                                                    and
                                                              Reorganization           Other               Total
      (In thousands)
      Balance, January 1, 2001.........................         $   594                $4,447             $5,041

      Charges recorded.................................
      Cash used........................................            (594)                                    (594)
      Noncash activity.................................
      Changes in estimate..............................
                                                                 ------                 -----              -----
      Balance, December 31, 2001.......................               -                 4,447              4,447

      Charges recorded.................................
      Cash used........................................
      Noncash activity.................................                                  (500)              (500)
      Changes in estimate..............................
                                                                 ------                 -----              -----
      Balance, June 30, 2002...........................         $     -                $3,947             $3,947
                                                                 ======                 =====              =====

     The  remaining  other costs of $3.9  million  are related to legal  claims.
     Management believes that the remaining  reserves,  as of June 30, 2002, are appropriate  and that no revisions to the  estimates  are necessary at this time.

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

     Although  considerable  efforts had been made to achieve  profitability  in
     Texas, it was determined that under the then current operating environment, the Company would not be able to turn around the operating  results and the best  course of action was to exit the market as soon as  possible to limit future losses and exposure.  During the third quarter of 2001,  the Company announced  its plan to exit the Texas HMO health care  market and  received formal approval,  in mid October, from the Texas Department of Insurance to withdraw its HMO operations.  The Company ceased  providing HMO health care coverage in Texas on April 17, 2002.

     The  Company  elected to early  adopt  Statement  of  Financial  Accounting
     Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets"  ("SFAS No. 144"),  effective  January 1, 2001. In accordance  with
     SFAS  No.  144,  the  Company's  Texas  HMO  health  care  operations  were reclassified as discontinued operations. The Company has received a limited waiver under its revolving credit facility agreement for covenants affected by exiting the Texas HMO health care market.

     Prior to the  adoption of SFAS No. 144, all of the  discontinued  Texas HMO health care  operations  were presented as a component of the "managed care and corporate operations" segment.

     In  conjunction  with the  Company's  plan to exit Texas,  during the third quarter of 2001, the Company  recorded charges of $10.6 million for premium deficiency  medical  costs,  $1.6  million  to  write  down  certain  Texas furniture and equipment, $2.0 million in lease and other termination costs,
     $1.8 million in legal and restitution costs, $500,000 in various other exit related costs and $570,000 in premium deficiency maintenance.

     As part of the Company's continual evaluation of its remaining liabilities, it was  determined  during the second  quarter  of 2002,  that the  medical claims run out had been  favorable  compared  with the  Company's  original projection.  During the second quarter, the claims run out had developed to a level that it became  apparent that the Company had excess medical claims payable recorded.  The Company,  however, also determined during the second quarter of 2002,  that  restitution  and other costs were  estimated  to be higher than originally  anticipated.  As a result,  during the quarter,  we reduced our medical claims payable and medical expenses by $5.0 million and increased  our  estimate of  accounts  payable  and other  liabilities  and related expenses by $5.0 million.

     The following are the unaudited  condensed  statements of operations of the discontinued Texas HMO health care operations:

                                                                          Three Months                   Six Months
                                                                          Ended June 30,               Ended June 30,
                                                                        2002         2001              2002        2001
      (In thousands)
      Operating Revenues........................................      $   265      $46,009           $ 3,753     $92,270
                                                                       ------       ------            ------      ------

      Medical Expenses..........................................       (5,845)      47,376            (3,810)     87,217
      General, Administrative and Marketing Expenses............        1,592        8,076             3,647      14,582
      Asset Impairment, Restructuring, Reorganization
         and Other Costs........................................        5,000       (7,800)            5,000      (7,800)
      Interest Expense and Other, Net (including rental income).         (482)        (167)           (1,084)        140
                                                                       ------       ------            ------      ------

      Loss from Discontinued Operations Before Tax..............            -       (1,476)                -      (1,869)
      Income Tax Benefit........................................            -          494                 -         626
                                                                       ------       ------            ------      ------

      Net Loss from Discontinued Operations.....................      $     -      $  (982)          $     -     $(1,243)
                                                                       ======       ======            ======      ======

     The table below  presents a summary of  discontinued  Texas HMO health care operations' asset impairment, restructuring,  reorganization and other cost activity for the periods indicated. These expenses are included in general, administrative and marketing expenses of the discontinued operations.

                                                          Restructuring         Premium
                                             Asset             and            Deficiency
                                          Impairment     Reorganization       Maintenance      Other        Total
     (In thousands)
     Balance, January 1, 2001........             -           $ 3,755          $ 9,278        $  800       $13,833

     Charges recorded................       $ 1,600             4,380              570                       6,550
     Cash used.......................                          (3,716)          (1,478)         (800)       (5,994)
     Noncash activity................        (1,600)             (125)                                      (1,725)
     Changes in estimate.............                                           (7,800)                     (7,800)
                                             ------            ------           ------         -----        ------
     Balance, December 31, 2001......             -             4,294              570             -         4,864

     Charges recorded................
     Cash used.......................                          (1,549)            (446)                     (1,995)
     Noncash activity................
     Changes in estimate.............                           5,000                                        5,000
                                             ------            ------          -------         -----        ------
     Balance, June 30, 2002..........       $     -           $ 7,745          $   124        $    -       $ 7,869
                                             ======            ======          =======         =====        ======

     The remaining  restructuring and  reorganization  costs of $7.7 million are
     primarily  related  to  legal  and  restitution   costs,  lease  and  other
     termination  costs,  the  cost  to  provide  malpractice  insurance  on our discontinued  affiliated  medical  groups and  various  other exit  related costs.  Management  believes  that the remaining  reserves,  as of June 30,
     2002, are  appropriate  and that no further  revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO healthcare run-out  costs and recorded  reserves,  we believe we have  adequate  funds available and the ability to fund the anticipated obligations.

     The following are the unaudited  assets and liabilities of the discontinued
     Texas health care operations:

                                                                     June 30,                  December 31,
                                                                       2002                        2001
      (In thousands)
      ASSETS
       Cash and Cash Equivalents..............................       $      -                     $      -
       Accounts Receivable, Net...............................              2                        1,402
       Other Assets...........................................          4,744                        6,895
       Property and Equipment, Net............................         19,817                       20,107
                                                                      -------                      -------
      ASSETS OF DISCONTINUED OPERATIONS.......................         24,563                       28,404
                                                                      -------                      -------

      LIABILITIES
       Accounts Payable and Other Liabilities.................         15,441                       16,407
       Medical Claims Payable.................................          8,364                       36,567
       Unearned Premium Revenue...............................              -                           68
       Premium Deficiency Reserve.............................            124                        1,700
       Mortgage Loan Payable..................................         29,189                       29,189
                                                                      -------                      -------
      LIABILITIES OF DISCONTINUED OPERATIONS..................         53,118                       83,931
                                                                      -------                      -------

      NET LIABILITIES OF DISCONTINUED OPERATIONS..............       $(28,555)                    $(55,527)
                                                                      =======                      =======

     The assets and liabilities  above do not include an intercompany  liability of $27.0 million from Texas Health Choice, L.C., ("TXHC") to Sierra at June
     30,  2002.  The  liability  is  secured  by  certain  of the TXHC  land and buildings and has been eliminated upon consolidation.

     Property and equipment consists mainly of real estate properties located in the Dallas/Fort  Worth metroplex areas. TXHC acquired these properties from
     Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"),  for $44.0 million as part of the  acquisition  of certain assets of  Kaiser-Texas  in October
     1998. In June 2000, as part of its restructuring and  reorganization of the
     Texas HMO health care  operations,  the Company  announced its intention to sell these  properties.  The real estate was written down to its  estimated fair  value  and the  Company  took an  asset  impairment  charge  of $27.0 million.  The real estate is encumbered by a mortgage loan to Kaiser-Texas, which is guaranteed by Sierra.

     During 2001, Sierra participated in negotiations with Kaiser-Texas relating to the real estate properties and associated  mortgage loan to Kaiser-Texas along with other matters.  Sierra  reached an agreement with  Kaiser-Texas, effective December 31, 2001, whereby  Kaiser-Texas  forgave $8.5 million of the  outstanding  principal  balance of the mortgage  loan and extended the maturity  from  November 1, 2003 to November 1, 2006.  In exchange  for the consideration by Kaiser-Texas,  Sierra agreed to an unconditional  guaranty of the mortgage loan. In conjunction  with the agreement,  Sierra applied a
     $2.5 million  outstanding  receivable from  Kaiser-Texas to the outstanding balance of the mortgage loan on December 31, 2001.

     In accordance with accounting  principles  generally accepted in the United
     States of America,  the agreement was accounted for as a  restructuring  of debt.  In  the  transaction,  total  future  cash  payments  (interest  and principal)  were less than the balance of the mortgage  loan at the time of the agreement.  Accordingly, a gain on restructuring was recognized for the difference  and the carrying  amount of the  mortgage  loan is equal to the total future cash payments. Costs incurred in connection with the agreement were  offset  against  the gain on  restructuring.  At June 30,  2002,  the mortgage loan has a carrying  value of $29.2  million,  which consists of a principal  balance of $22.7  million  and $6.5  million  in future  accrued interest.  Effective  January 1, 2002, all future cash payments,  including interest,  related to the  mortgage  loan are  reductions  of the  carrying amount;  therefore,  no future  interest  expense will be  recognized.  The transaction resulted in an immaterial gain.

4.   Earnings Per Share:

     The following table provides a reconciliation of basic and diluted earnings per share ("EPS") for continuing operations:

                                                                                           Dilutive
                                                                           Basic         Stock Options         Diluted
     (In thousands, except per share data)
     For the Three Months ended June 30,  2002:
      Income from Continuing Operations                                    $10,523                            $10,523
      Shares                                                                28,207           2,692             30,899
      Per Share Amount                                                        $.37                               $.34

     For the Three Months ended June 30, 2001:
      Income from Continuing Operations                                    $ 3,777                            $ 3,777
      Shares                                                                27,515             487             28,002
      Per Share Amount                                                        $.14                               $.13

     For the Six Months ended June 30,  2002:
      Income from Continuing Operations                                    $17,904                            $17,904
      Shares                                                                28,146           2,383             30,529
      Per Share Amount                                                        $.64                               $.59

     For the Six Months ended June 30, 2001:
      Income from Continuing Operations                                    $ 7,243                            $ 7,243
      Shares                                                                27,501             394             27,895
      Per Share Amount                                                        $.26                               $.26

5.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                           2002            2001                2002              2001
         (In thousands)
         Net Income..................................    $10,523           $ 2,795            $17,904           $ 6,000
         Change in Accumulated Other
           Comprehensive Income (Loss), Net..........      4,195            (2,558)             1,112            (1,589)
                                                          ------           -------             ------            ------

         Comprehensive Income........................    $14,718           $   237            $19,016           $ 4,411
                                                          ======           =======             ======            ======

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

     During 2001, the Company received full payment on the outstanding  mortgage notes receivable  associated with three of the medical clinics.  During the first quarter of 2002,  the Company  received the deposit back on the three administrative  buildings.  During the second  quarter of 2002, the Company
     received  full  payment  on  the   outstanding   mortgage  note  receivable
     associated with one of the remaining medical clinics.  The receipt of funds cured  the  continuing  involvement  criteria  from  SFAS  No.  98 and  the associated  buildings  then  qualified as a sale.  To record the sale,  the
     Company retired the assets and their  associated  accumulated  depreciation and financing obligation and recorded a deferred gain to be recognized over the  remaining  14 year term of the  lease.  The  impact of the sale of the buildings  recorded  during 2002 was a net  reduction  of $47.7  million in property and equipment,  a net reduction of $58.1 million in the associated financing  obligation and a deferred gain of $10.3 million.  As of June 30,
     2002, the remaining financing obligation was $16.8 ($31.9 million offset by mortgage notes receivable of $15.1 million).

     The Company  expects that the  remaining  mortgages  and  deposits  will be repaid  to  Sierra  before  the end of 2002,  at which  time the  remaining medical clinics will qualify as a sale.

7.   Segment Reporting

     The  Company  has  three  reportable  segments  based on the  products  and services offered:  managed care and corporate  operations,  military health services operations and workers' compensation operations.  The managed care and  corporate  segment  includes  managed  health care  services  provided through HMOs, managed indemnity plans, third-party  administrative services programs for employer-funded health benefit plans,  multi-specialty medical groups,  other ancillary  services and corporate  operations.  Discontinued
     Texas health care  operations are excluded.  The military  health  services segment  administers a managed care federal  contract for the Department of
     Defense's  TRICARE program in Region 1. The workers'  compensation  segment assumes  workers'  compensation  claims risk in return for premium revenues and also provides third party administrative services.

     The Company evaluates each segment's performance based on segment operating
     profit.   Information   concerning   reportable   segments  for  continuing
     operations is as follows:

                                                 Managed Care          Military            Workers'
                                                 and Corporate      Health Services      Compensation
                                                  Operations          Operations           Operations          Total
(In thousands)
Three Months Ended June 30, 2002
Medical Premiums..........................           $211,408                                                $211,408
Military Contract Revenues................                               $ 93,740                              93,740
Specialty Product Revenues................              2,012                               $44,268            46,280
Professional Fees.........................              7,704                                                   7,704
Investment and Other Revenues.............                525                 626             3,685             4,836
                                                      -------             -------            ------           -------
   Total Revenue..........................           $221,649            $ 94,366           $47,953          $363,968
                                                      =======            ========            ======           =======

Segment Operating Profit..................           $ 12,306            $  4,504           $   967          $ 17,777
Interest Expense and Other, Net...........             (1,608)                (13)             (332)           (1,953)
                                                      -------             -------            ------           -------
Income Before Income Taxes................           $ 10,698            $  4,491           $   635          $ 15,824
                                                      =======             =======            ======           =======

Three Months Ended June 30, 2001
Medical Premiums..........................           $172,402                                                $172,402
Military Contract Revenues................                               $ 88,086                              88,086
Specialty Product Revenues................              1,933                               $42,968            44,901
Professional Fees.........................              7,746                                                   7,746
Investment and Other Revenues.............                688                 641             3,863             5,192
                                                      -------             -------            ------           -------
   Total Revenue..........................           $182,769            $ 88,727           $46,831          $318,327
                                                      =======             =======            ======           =======

Segment Operating Profit..................           $  6,631            $  2,394           $ 2,366          $ 11,391
Interest Expense and Other, Net...........             (5,828)                                  116            (5,712)
                                                      -------             -------          --------           -------
Income Before Income Taxes................           $    803            $  2,394           $ 2,482          $  5,679
                                                      =======             =======            ======           =======

Six Months Ended June 30, 2002
Medical Premiums..........................           $418,052                                                $418,052
Military Contract Revenues................                               $179,194                             179,194
Specialty Product Revenues................              3,963                               $86,414            90,377
Professional Fees.........................             15,226                                                  15,226
Investment and Other Revenues.............              1,069               1,085             7,545             9,699
                                                      -------             -------            ------           -------
   Total Revenue..........................           $438,310            $180,279           $93,959          $712,548
                                                      =======             =======            ======           =======

Segment Operating Profit..................           $ 21,934            $  8,063           $ 1,756          $ 31,753
Interest Expense and Other, Net...........             (4,116)                (15)             (699)           (4,830)
                                                      -------             -------            ------           -------
Income Before Income Taxes................           $ 17,818            $  8,048           $ 1,057          $ 26,923
                                                      =======             =======            ======           =======

Six Months Ended June 30, 2001
Medical Premiums..........................           $338,404                                                $338,404
Military Contract Revenues................                               $169,998                             169,998
Specialty Product Revenues................              3,905                               $82,422            86,327
Professional Fees.........................             15,075                                                  15,075
Investment and Other Revenues.............              2,212               1,162             8,377            11,751
                                                      -------             -------            ------           -------
   Total Revenue..........................           $359,596            $171,160           $90,799          $621,555
                                                      =======             =======            ======           =======

Segment Operating Profit..................           $ 13,361            $  4,389           $ 3,703          $ 21,453
Interest Expense and Other, Net...........             (9,782)                (17)             (763)          (10,562)
                                                      -------             -------            ------           -------
Income Before Income Taxes................           $  3,579            $  4,372           $ 2,940          $ 10,891
                                                      =======             =======           =======           =======

Goodwill  expense of  $204,000  and  $405,000 is included as part of the managed care and  corporate  operations  segment for the three and six months ended June
30, 2001, respectively.

8.   CII Financial Debentures

     In December 2000, CII Financial,  our  wholly-owned  workers'  compensation subsidiary,  commenced  an offer to exchange its  outstanding  subordinated debentures  for cash and/or new  debentures.  On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding  subordinated debentures.  CII Financial  purchased $27.1 million in principal  amount of subordinated  debentures for $20.0 million in cash and issued $15.0 million in new 9 1/2% senior  debentures,  due  September 15, 2004, in exchange for
     $15.0 million in  subordinated  debentures.  The remaining  $5.0 million in subordinated  debentures  were  paid at  maturity.  Since  the  time of the exchange,  Sierra has purchased  $1.0 million in  outstanding 9 1/2% senior debentures which are eliminated upon consolidation.

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
     The 9 1/2% senior  debentures rank senior to outstanding notes payable from
     CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit  facility.  The 9 1/2%  senior  debentures  may be  redeemed  by CII
     Financial  at any time at premiums  starting at 110% and  declining to 100%
     for redemptions after April 1, 2004. In the event of a change in control of
     CII Financial (as defined), the holders of the 9 1/2% senior debentures may
     require  that  CII  Financial   repurchase  them  at  the  then  applicable
     redemption price, plus accrued and unpaid interest.

9.   Goodwill

     On January 1, 2002 the Company  adopted  Statement of Financial  Accounting
     Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").
     SFAS No. 142 requires,  among other things,  the discontinuance of goodwill amortization.  In addition,  the pronouncement  includes provisions for the reclassification  of certain existing  recognized  intangibles as goodwill, reassessment  of the  useful  lives  of  existing  recognized  intangibles, reclassification of certain intangibles out of previously reported goodwill and the  identification  of  reporting  units  for  purposes  of  assessing potential  future  impairments of goodwill.  SFAS No. 142 also required the
     Company to complete a transitional goodwill impairment test six months from the date of adoption and at least  annually  thereafter.  The net amortized goodwill  balance at December 31, 2001 was $14.8  million.  The Company has completed its  transitional  goodwill test and determined that the recorded goodwill was not impaired under the guidelines of the pronouncement.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The following  table  presents the results of our  operations as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

                                                                         Three Months Ended June 30, 2001
                                                                    As Reported      Adjustments      As Adjusted
      (In thousands, except per share data)
      Net Income from Continuing Operations...................         $3,777            $132           $3,909
      Loss from Discontinued Operations.......................           (982)              -             (982)
                                                                        -----             ---            -----
              Net Income......................................         $2,795            $132           $2,927
                                                                        =====             ===            =====

      Earnings per Common Share:
      -------------------------
      Net Income from Continuing Operations...................          $ .14               -            $ .14
      Loss from Discontinued Operations.......................           (.04)              -             (.04)
                                                                         ----             ---             ----
              Net Income......................................          $ .10               -            $ .10
                                                                         ====             ===             ====

      Earnings per Common Share Assuming Dilution:
      -------------------------------------------
      Net Income from Continuing Operations...................          $ .13               -            $ .13
      Loss from Discontinued Operations.......................           (.03)              -             (.03)
                                                                         ----             ---             ----
              Net Income......................................          $ .10               -            $ .10
                                                                         ====             ===             ====

                                                                          Six Months Ended June 30, 2001
                                                                    As Reported      Adjustments      As Adjusted
      (In thousands, except per share data)
      Net Income from Continuing Operations...................        $ 7,243            $263          $ 7,506
      Loss from Discontinued Operations.......................         (1,243)              -           (1,243)
                                                                       ------             ---           ------
              Net Income......................................        $ 6,000            $263          $ 6,263
                                                                       ======             ===           ======

      Earnings per Common Share:
      -------------------------
      Net Income from Continuing Operations...................          $ .26            $.01            $ .27
      Loss from Discontinued Operations.......................           (.04)              -             (.04)
                                                                         ----             ---             ----
              Net Income......................................          $ .22            $.01            $ .23
                                                                         ====             ===             ====

      Earnings per Common Share Assuming Dilution:
      -------------------------------------------
      Net Income from Continuing Operations...................          $ .26            $.01            $ .27
      Loss from Discontinued Operations.......................           (.04)              -             (.04)
                                                                         ----             ---             ----
              Net Income......................................          $ .22            $.01            $ .23
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

     In April 2002, the FASB issued Statement of Financial  Accounting  Standard
     No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB
     Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145
     requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles
     Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion
     No. 30 will distinguish transactions that are part of an entity's recurring operations  from  those  that are  unusual  and  infrequent  that  meet the criteria  for  classification  as an  extraordinary  item.  SFAS No. 145 is effective for the Company  beginning  January 1, 2003,  but the Company may adopt the  provisions  of SFAS No. 145 prior to this date.  The Company has not yet evaluated  the impact from SFAS No. 145 on its  financial  position and results of operations.

     In June 2002, the FASB issued  Statement of Financial  Accounting  Standard
     No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
     ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for  costs  associated  with  exit or  disposal  activities  and  nullifies
     Emerging  Issues  Task Force Issue No.  94-3,  "Liability  Recognition  for
     Certain Employee  Termination  Benefits and Other Costs to Exit an Activity
     (including  Certain  Costs  Incurred  in a  Restructuring)".  SFAS No.  146
     requires  that a liability for a cost  associated  with an exit or disposal activity be  recognized  when the  liability  is  incurred.  A  fundamental conclusion  reached  by the  FASB in  this  statement  is that an  entity's commitment  to a plan, by itself,  does not create a present  obligation to others  that  meets  the  definition  of a  liability.  SFAS  No.  146 also establishes that fair value is the objective for initial measurement of the liability.  The  provisions  of this  statement  are  effective for exit or disposal  activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has not yet evaluated the impact from SFAS
     No. 146 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction with our audited Consolidated  Financial Statements and accompanying notes for the year  ended  December  31,  2001 and  "Management  Discussion  and
Analysis of Financial Condition and Results of Operations"  included in our 2001 annual report on Form 10-K filed with the Securities and Exchange  Commission on
March 29, 2002, and in  conjunction  with our unaudited  Condensed  Consolidated
Financial  Statements and accompanying notes for the three and six month periods ended  June 30,  2002 and 2001  included  in this  Form  10-Q.  The  information contained below is subject to risk factors.  We urge you to review carefully the section "Risk  Factors" in our 2001 Form 10-K for a more complete  discussion of the  risks  associated  with an  investment  in our  securities.  See  "Note  on
Forward-Looking Statements and Risk Factors" under Item 1 of our 2001 Form 10-K.

This report contains "forward-looking  statements" within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934,  both as amended.  All statements  other than  statements of historical fact are forward-looking statements for purposes of federal and state securities laws.  The  cautionary  statements  are  made  pursuant  to  the  "safe  harbor"
provisions of the Private Securities  Litigation Reform Act of 1995, as amended, and identify  important  factors  that could cause our actual  results to differ materially from those expressed in any projected,  estimated or  forward-looking statements  relating to us. These  forward-looking  statements are identified by their use of terms and  phrases  such as  "anticipate,"  "believe,"  "continue,"
"could,"  "estimate,"  "expect,"  "intend," "may," "plan," "project," "will" and other similar terms and phrases, including references to assumptions.

Although   we  believe   that  the   expectations   reflected   in  any  of  our
forward-looking   statements  are   reasonable,   actual  results  could  differ
materially  from  those  projected  or  assumed  in any  of our  forward-looking statements.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements that speak only as of the date hereof.  We undertake no obligation to republish revised forward-looking  statements to reflect events or  circumstances  after  the  date  hereof  or to  reflect  the  occurrence  of unanticipated events.

Critical Accounting Policies and Estimates

In preparing  our  consolidated  financial  statements,  we are required to make judgments,  assumptions  and estimates  which affect certain of our revenues and expenses,  their  related  balance  sheet  accounts  and our  disclosure  of our contingent assets and liabilities. Our most significant accounting estimates are the liability for medical claims payable, reserve for losses and loss adjustment expense, or LAE and reinsurance recoverables. Due to the inherent uncertainty in projecting these estimates, it is not only possible but probable that there will be differences  between the projections  and the actual results.  Any subsequent change in an  estimate  for a prior  period  would be  reflected  in the current period's operating results.  For a description of our other critical  accounting policies  and  estimates,  see  Item 7 of our  2001  Form  10-K  and  for a more extensive  discussion  of our  accounting  policies,  see  Note  2,  Summary  of
Significant  Accounting  Policies,  in the Notes to the  Consolidated  Financial
Statements in our 2001 Form 10-K filed on March 29, 2002.

Our medical claims payable liability includes an estimate for pending claims and claims incurred but not reported to us. We use a variety of actuarial projection methods to make this estimate  including  historical trends and projected future trends. Our assumptions could be affected by unanticipated  legal and regulatory changes or disputed contract provisions.

We review the  adequacy of our  workers'  compensation  insurance  reserves  for losses and LAE with our independent actuary  periodically.  We consider external forces such as changes in the rate of inflation, the regulatory environment, the judicial  administration  of claims,  medical costs and other factors that could cause actual losses and LAE to change. The actuarial projections include a range of estimates reflecting the uncertainty of projections over long periods of time and are based on the  anticipated  ultimate  cost of  losses.  We  evaluate  the reserves in the aggregate and make adjustments where appropriate.

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

RESULTS OF  OPERATIONS,  THREE  MONTHS  ENDED JUNE 30,  2002,  COMPARED TO THREE
MONTHS ENDED JUNE 30, 2001.

Total Operating  Revenues increased  approximately  14.3% to $364.0 million from
$318.3 million for 2001.

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased $39.0 million or 22.6%.  The $39.0 million increase in premium revenue reflects  a 5.3%  increase  in  Medicare  member  months  (the  number of months individuals  are enrolled in a plan) and a 28.7%  increase in commercial  member months.  The growth in Medicare member months  contributes  significantly to the increase in premium  revenues as the Medicare per member  premium rates are over three times higher than the average commercial premium rate.

HMO premium rates for renewing  commercial groups increased on average 9% to 12%
while the overall rate increase,  including continuing business and new members, resulted in an approximate  6.5% increase.  Managed  indemnity  rates  increased approximately 16.3%. The basic Medicare rate increase received for the Las Vegas area was  approximately 2%. Our overall Medicare rate increase was approximately
6.5% due primarily to the following:

     o    An increase in the Social HMO  membership as a percentage of our total
          Medicare membership. The Social HMO members have a higher average rate then our other  Medicare  members.  Over 97% of our Las Vegas,  Nevada
          Medicare members are enrolled in the Social HMO Medicare program.

     o    We  experienced   increased  risk  factors  in  our  membership  which
          contributes to higher rates and corresponding medical expenses.

     o    We received rate increases in excess of 2% for  membership  outside of the Las Vegas area.

The Centers for Medicare and Medicaid  Services,  or CMS,  formerly known as the
Health Care  Financing  Administration,  or HCFA,  may  consider  adjusting  the reimbursement  factor or changing  the program for the Social HMO members in the future.  If the  reimbursement  for these members  decreases  significantly  and related  benefit  changes  are not made in a  timely  manner,  there  could be a material  adverse  effect on our business.  Continued  medical  premium  revenue growth is principally  dependent  upon continued  enrollment in our products and upon competitive and regulatory factors.

Military  Contract  Revenues  increased  $5.7  million or 6.4%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly  offset by increased  military contract  expenses  associated with those change orders. The Congressionally approved Department of Defense, or DoD, fiscal  year 2001  budget  included  several  sweeping  changes  to the  TRICARE program.  In April 2001,  Sierra Military Health Services,  Inc., or SMHS, began implementation  of a prescription  drug program for  beneficiaries  over age 65.
Likewise,  in  October  2001,  SMHS  implemented  TRICARE  for  Life  which is a comprehensive  health care benefit to those retired military  beneficiaries over age 65. Both of these program modifications  resulted from Congressional changes to the program.  SMHS administers the expanded  benefits only to the over age 65 retiree military population.  SMHS does not directly fund claims payment or bear any risk for the actual  level of health care service  utilization  and does not record any claims payments or related revenue on these programs.

In June 2002,  SMHS began the fifth year of a five year  contract  with the DoD.
The DoD has extended  expiring TRICARE contracts in other regions and SMHS is in negotiations  with the DoD about a possible  extension to the base contract.  If
SMHS is unsuccessful in negotiating a contract extension,  its contract will end on May 31, 2003 with an eight month phase out of services.  The DoD has released a request for proposal for the procurement and subsequent award of three TRICARE managed  care  support  contracts  in place of the current  seven  contracts.  A request  for  proposal  was  issued  on  August  1,  2002  and we are  currently evaluating  it. If the DoD were to reduce the number of contracts  from seven to three and we were not able to obtain one of the three new contracts, there would be a material adverse effect on our business.

Specialty Product Revenues  increased $1.4 million or 3.1%. The revenue increase was from the workers' compensation insurance segment as administrative  services revenue remained consistent between the quarters.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased  from $45.2 million in 2001 to
$41.8  million  in 2002 or 7.6% due  primarily  to a 27.0%  decrease  in premium production  that was partially  offset by a 26.2% increase in composite  premium rates.  Ceded  reinsurance  premiums  decreased  by  $2.2  million  due  to  the expiration  of our low level  reinsurance  agreement  on June 30, 2000 and a new reinsurance  agreement with lower ceded  premiums.  In addition,  we recorded an adjustment of our estimate of historical ceded premiums related to the low level agreement which further reduced our ceded reinsurance premiums by $2.0 million.

Professional Fees were consistent with 2001 at $7.7 million for the quarter.

Investment  and Other  Revenues  decreased  $400,000 or 6.9% due  primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance.

Medical Expenses increased $30.5 million or 21.0% due primarily to our increased
membership.   Medical   expenses  as  a  percentage  of  medical   premiums  and
professional  fees decreased to 80.4% from 80.8%.  The decrease is primarily due to  premium  yields in excess of cost  increases.  Our  medical  claims  payable liability  requires  us to make  estimates.  See the  discussion  of our medical claims payable liability under critical  accounting policies and estimates for a further explanation.

Military  Contract  Expenses  increased  $3.5  million or 4.1%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
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

Specialty Product Expenses increased $2.6 million or 5.7%. Expenses increased in the  workers'  compensation  operations  by  approximately  $2.5  million and by
$100,000 in administrative services expense.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

o    Approximately  $900,000 in additional  loss and LAE related to the increase in net earned premiums in 2002 compared to 2001.

o    In 2002, we recorded $3.2 million of net adverse loss development for prior accident  years  compared to net adverse loss  development  of $4.2 million recorded in 2001.  The net adverse  loss  development  recorded was largely attributable to higher costs per claim,  or claim severity,  in California.
     Higher claim  severity has had a negative  impact on the entire  California workers'  compensation  industry in the past few periods and this trend may continue.

o    The loss and LAE ratio for the 2002  accident  year was  higher  due to the termination of the low level  reinsurance  agreement  offset by significant premium increases. The higher loss and LAE ratio resulted in an increase in expense of approximately $1.3 million. The low level reinsurance  agreement terminated  on June 30, 2000 which  resulted  in a higher risk  exposure on policies effective after that date and a higher amount of net incurred loss and  LAE.  o  A  net  increase  in  underwriting  expenses,  policyholders'
     dividends and other operating expenses of $1.3 million related primarily to the increase in net earned premiums.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  estimates.  See the  discussion of our reserves for losses and LAE under  critical  accounting  policies and estimates for a further explanation.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from reinsurers. Net reinsurance recoverable decreased by $1.1 million in the quarter compared to an increase of $11.6 million in the second quarter of
2001. The $1.1 million  decrease in the second quarter of 2002 consisted of cash received from our  reinsurers of $11.7  million,  which was largely offset by an increase in ceded reserves of $10.6 million.

In February 2002,  California  enacted  Assembly Bill 749. This new  legislation will increase  benefits paid to injured  workers  starting  January 1, 2003. The
Workers'  Compensation  Insurance  Rating Bureau of  California,  or WCIRB,  has
estimated  that  the new  legislation  will  increase  the loss  costs  for 2003 policies by approximately 9.7%. Increased loss costs, such as benefit increases, are normally built into the rating-making process so that premiums are increased to cover the  increase in costs.  Although we intend to increase  our  premiums, there is no assurance  that our increase will be sufficient  enough to cover the estimated costs increases or that the WCIRB's estimate is accurate.

Reinsurance  contracts  do not relieve us from our  obligations  to enrollees or policyholders.  At June  30,  2002,  we had over  $200  million  in  reinsurance recoverable.  We evaluate the financial  condition of our reinsurers to minimize our exposure to  significant  losses from  reinsurer  insolvencies.  At June 30,
2002,  all of our  reinsurers  were rated A+ or better by Fitch  Ratings and the
A.M. Best Company. Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 107.4%  compared to
103.9% for 2001.  The  increase  was  primarily  due to  increased  underwriting expenses.

General,  Administrative and Marketing Expenses,  or G&A, increased $2.6 million or 8.9%.  The primary  increases  in G&A  expenses  were  payroll and  benefits, brokers fees,  which were primarily due to the growth in premium  revenues,  and legal costs.  As a percentage  of revenues,  G&A expenses  were 8.8% compared to
9.3% in 2001.  As a percentage  of medical  premium  revenue,  G&A expenses were
15.2% for 2002  compared  to 17.1%  for 2001.  Our  general  and  administrative buildings associated with the sale-leaseback  transaction qualified as a sale at the end of the first quarter of 2002.  This resulted in a quarterly  increase in
G&A  expenses of  approximately  $1.1  million and a  corresponding  decrease in interest expense.  See Note 6 of the Notes to Condensed  Consolidated  Financial
Statements for a further explanation of the sale-leaseback transaction.

Interest  Expense  and Other,  Net  decreased  $3.8  million or 65.8%.  Interest expense  related to the revolving  credit facility  decreased  $700,000 due to a decrease  in the  average  balance of  outstanding  debt during the period and a decrease in the weighted average cost of borrowing. Our average interest rate on the revolving credit facility,  excluding the amortization of deferred financing fees,  our interest rate swap  agreement  and fees on the unused  portion of the credit  facility  was 4.4% in 2002  compared to 8.6% in 2001.  We incur a fee of
0.5% on the unused portion of the revolving credit facility. In addition, we are amortizing $300,000 per quarter of deferred financing fees.

Interest  expense related to the  sale-leaseback  transaction  decreased by $1.4 million as more buildings qualified as a sale at the end of the first quarter of
2002. We expect the remainder of the medical clinics to qualify as a sale before the end of 2002.  This  will  result  in an  increase  in  medical  expenses  of approximately  $600,000  per  quarter  and a  decrease  in  interest  expense of approximately  $700,000.  See  Note 6 of the  Notes  to  Condensed  Consolidated
Financial   Statements  for  a  further   explanation   of  the   sale-leaseback
transaction.

CII Financial  debenture  interest decreased by $300,000 in 2002, as a result of the restructuring of the debentures, which occurred during the second quarter of
2001 when we recorded a net gain of $700,000 on the transaction. In addition, we had a net loss on sale of assets of $200,000 in 2002 compared to $2.4 million in
2001.

Provision  for Income Taxes was  recorded at $5.3  million for 2002  compared to
$1.9 million for 2001.  The effective  tax rate for both periods was 33.5%.  Our ongoing  effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued   Operations   consist  entirely  of  our  Texas  HMO  health  care
operations.  See  Note  3 of  the  Notes  to  Condensed  Consolidated  Financial
Statements.  We  elected  to  adopt  early  Statement  of  Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets",  or SFAS No. 144,  effective  January 1, 2001.  In the third quarter of
2001, we decided to exit the Texas HMO health care market and received  approval from the Texas Department of Insurance in mid-October  2001. We ceased providing
HMO health care coverage on April 17, 2002. In accordance with SFAS No. 144, our
Texas  HMO  health  care  operations  are  now  reclassified  as a  discontinued
operation. The net loss from discontinued operations was $0 and $1.0 million for the second  quarter of 2002 and 2001,  respectively.  The  utilization  of prior premium deficiency reserves were $800,000 in 2002 and $6.0 million in 2001.

RESULTS OF  OPERATIONS,  SIX MONTHS ENDED JUNE 30, 2002,  COMPARED TO SIX MONTHS
ENDED JUNE 30, 2001.

Total Operating  Revenues increased  approximately  14.6% to $712.5 million from
$621.6 million for 2001.

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased $79.6 million or 23.5%.  The $79.6 million increase in premium revenue reflects  a 5.5%  increase  in  Medicare  member  months  (the  number of months individuals  are enrolled in a plan) and a 29.8%  increase in commercial  member months.  The growth in Medicare member months  contributes  significantly to the increase in premium  revenues as the Medicare per member  premium rates are over three times higher than the average commercial premium rate.

HMO premium rates for renewing  commercial groups increased on average 9% to 12%
while the overall rate increase,  including continuing business and new members, resulted in an approximate  7.4% increase.  Managed  indemnity  rates  increased approximately 16.5%. The basic Medicare rate increase received for the Las Vegas area was  approximately 2%. Our overall Medicare rate increase was approximately
6.3% due primarily to the following:

     o    An increase in the Social HMO  membership as a percentage of our total
          Medicare membership. The Social HMO members have a higher average rate then our other  Medicare  members.  Over 97% of our Las Vegas,  Nevada
          Medicare members are enrolled in the Social HMO Medicare program.

     o    We  experienced   increased  risk  factors  in  our  membership  which
          contributes to higher rates and corresponding medical expenses.

     o    We received rate increases in excess of 2% for  membership  outside of the Las Vegas area.

The Centers for Medicare and Medicaid  Services,  or CMS,  formerly known as the
Health Care  Financing  Administration,  or HCFA,  may  consider  adjusting  the reimbursement  factor or changing  the program for the Social HMO members in the future.  If the  reimbursement  for these members  decreases  significantly  and related  benefit  changes  are not made in a  timely  manner,  there  could be a material  adverse  effect on our business.  Continued  medical  premium  revenue growth is principally  dependent  upon continued  enrollment in our products and upon competitive and regulatory factors.

Military  Contract  Revenues  increased  $9.2  million or 5.4%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly  offset by increased  military contract  expenses  associated with those change orders. The Congressionally approved Department of Defense, or DoD, fiscal  year 2001  budget  included  several  sweeping  changes  to the  TRICARE program. In April 2001, SMHS began implementation of a prescription drug program for  beneficiaries  over age 65.  Likewise,  in October 2001,  SMHS  implemented
TRICARE for Life which is a  comprehensive  health care benefit to those retired military beneficiaries over age 65. Both of these program modifications resulted from  Congressional  changes  to the  program.  SMHS  administers  the  expanded benefits  only to the over age 65  retiree  military  population.  SMHS does not directly  fund  claims  payment or bear any risk for the actual  level of health care  service  utilization  and does not record any claims  payments  or related revenue on these programs.

Specialty Product Revenues  increased $4.0 million or 4.7%. The revenue increase was from the workers' compensation insurance segment as administrative  services revenue remained consistent between the periods.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus  the  change  in  unearned  premiums,  less  premiums  ceded  to reinsurers.  Direct  written  premiums  decreased  from $95.5 million in 2001 to
$86.3  million  in 2002 or 9.6% due  primarily  to a 26.7%  decrease  in premium production  that was partially  offset by a 24.1% increase in composite  premium rates.  Ceded reinsurance  premiums decreased by 108.5% due to the expiration of our low  level  reinsurance  agreement  on June 30,  2000 and a new  reinsurance agreement with lower ceded premiums.  In addition,  we recorded an adjustment of our estimate of historical  ceded  premiums  related to the low level  agreement which further reduced our ceded reinsurance by $2.0 million.

Professional  Fees  increased   $200,000  or  1.0%  as  a  result  of  increased
membership.

Investment and Other Revenues decreased $2.1 million or 17.5% due primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance.

Medical Expenses increased $64.2 million or 22.3% due primarily to our increased
membership.   Medical   expenses  as  a  percentage  of  medical   premiums  and
professional  fees decreased to 81.1% from 81.3%.  The decrease is primarily due to premium  yields in excess of cost increases  which were  partially  offset by higher bed days in 2002.  Our medical claims  payable  liability  requires us to make estimates. See the discussion of our medical claims payable liability under critical accounting policies and estimates for a further explanation.

Military  Contract  Expenses  increased  $5.4  million or 3.3%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
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

Specialty Product Expenses increased $5.0 million or 5.6%. Expenses increased in the workers'  compensation  operations by  approximately  $5.1 million which was offset by a slight decrease in administrative services expense of $100,000.

The  increase  in  the  workers'  compensation  insurance  segment  expenses  is primarily due to the following:

o    Approximately  $2.9  million  in  additional  loss and LAE  related  to the increase in net earned premiums in 2002 compared to 2001.

o    In 2002, we recorded $5.3 million of net adverse loss development for prior accident  years  compared to net adverse loss  development  of $5.8 million recorded in 2001.  The net adverse  loss  development  recorded was largely attributable to higher costs per claim,  or claim severity,  in California.
     Higher claim  severity has had a negative  impact on the entire  California workers'  compensation  industry in the past few periods and this trend may continue.

o    The loss and LAE ratio for the 2002 accident  year was slightly  higher due to the  termination  of the  low  level  reinsurance  agreement  offset  by significant premium increases. The higher loss and LAE ratio resulted in an increase in expense of approximately  $100,000.  The low level  reinsurance agreement  terminated  on June 30,  2000,  which  resulted in a higher risk exposure on policies  effective  after that date and a higher amount of net incurred loss and LAE.

o    A net increase in underwriting expenses, policyholders' dividends and other operating expenses of $2.6 million related primarily to the increase in net earned premiums.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  estimates.  See the  discussion of our reserves for losses and LAE under  critical  accounting  policies and estimates for a further explanation.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected  from  reinsurers.  Net  reinsurance  recoverable  decreased  by $18.0 million in 2002  compared  to an increase  of $10.6  million in 2001.  The $18.0 million decrease in 2002 consisted of cash received from our reinsurers of $38.8 million,  which was largely  offset by an  increase  in ceded  reserves of $20.8 million.

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 107.0%  compared to
106.3% for 2001.  The  increase  was  primarily  due to  increased  underwriting expenses. Excluding adverse loss development, the combined ratio would have been
100.8% for 2002 and 99.2% for 2001.

General,  Administrative and Marketing Expenses,  or G&A, increased $6.1 million or 10.8%.  The primary  increases  in G&A expenses  were  payroll and  benefits, brokers fees, which were primarily due to increased  premium  revenues,  general insurance costs and lease expense.  The increase in lease expense is a result of the sale-leaseback  transaction on our administrative  buildings qualifying as a sale at the end of the first quarter of 2002. As a result, future lease payments are  treated as an  operating  lease  versus the  previous  treatment  which was similar to a capital lease. The impact of this change is a quarterly increase in
G&A  expenses of  approximately  $1.1  million and a  corresponding  decrease in interest expense.  See Note 6 of the Notes to Condensed  Consolidated  Financial
Statements for a further  explanation of the  sale-leaseback  transaction.  As a percentage  of revenues,  G&A expenses  were 8.8% compared to 9.1% in 2001. As a percentage of medical premium revenue, G&A expenses were 15.0% for 2002 compared to 16.7% for 2001.

Interest  Expense  and Other,  Net  decreased  $5.7  million or 54.3%.  Interest expense related to the revolving credit facility decreased $2.1 million due to a decrease  in the  average  balance of  outstanding  debt during the period and a decrease in the weighted average cost of borrowing. Our average interest rate on the revolving credit facility,  excluding the amortization of deferred financing fees,  our interest rate swap  agreement  and fees on the unused  portion of the credit  facility  was 5.0% in 2002  compared to 9.2% in 2001.  We incur a fee of
0.5% on the unused portion of the revolving credit facility. In addition, we are amortizing $300,000 per quarter of deferred financing fees.

Interest  expense related to the  sale-leaseback  transaction  decreased by $1.6 million as more buildings qualified as a sale at the end of the first quarter of
2002. CII Financial  debenture  interest decreased by $1.2 million in 2002, as a result of the restructuring of the debentures,  which occurred during the second quarter of 2001 when we recorded a net gain of $700,000 on the  transaction.  We had a net loss on sale of assets of $200,000 in 2002 compared to $2.4 million in
2001. In addition,  we had various other increases in interest and other expense totaling $700,000.

Provision  for Income Taxes was  recorded at $9.0  million for 2002  compared to
$3.6 million for 2001.  The effective  tax rate for both periods was 33.5%.  Our ongoing  effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued   Operations   consist  entirely  of  our  Texas  HMO  health  care
operations.  See  Note  3 of  the  Notes  to  Condensed  Consolidated  Financial
Statements. We elected to adopt early SFAS No. 144 effective January 1, 2001. In the third  quarter of 2001,  we decided to exit the Texas HMO health care market and received  approval  from the Texas  Department  of Insurance in  mid-October
2001.  We ceased  providing  HMO health  care  coverage  on April 17,  2002.  In accordance  with SFAS No.  144,  our Texas HMO health  care  operations  are now reclassified  as a  discontinued  operation.  The  net  loss  from  discontinued
operations  was $0 and  $1.2  million  for  2002  and  2001,  respectively.  The utilization of prior premium  deficiency  reserves were $1.6 million in 2002 and
$8.3 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

For continuing  operations,  we had cash in-flows from  operating  activities of
$75.9 million in 2002 compared to $60.8 million in 2001. After adjusting for the timing of our Medicare  payment  received  July 1, 2002,  cash in-flows for 2002 would  have  been  $104.4  million.  The  improvement  over  2001  is  primarily attributable to increased cash from earnings,  reinsurance recoveries, an income tax refund and an increase in medical premiums.

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

To further enhance SMHS' funding  resources,  on November 16, 2001, SMHS entered into a securitization arrangement with General Electric Capital Corporation. The
arrangement   provides  for  the  sale  of  SMHS'  Federal  Government  accounts receivable  to SMHS  Funding,  LLC.  SMHS Funding is a special  purpose  limited liability company owned by SMHS and was formed for the purpose of purchasing all receivables of SMHS. This entity is fully  consolidated into SMHS. SMHS Funding,
LLC may sell an undivided interest in certain of the receivables to a subsidiary of General Electric Capital  Corporation in the event that additional  financing by SMHS is warranted. This securitization  arrangement has not yet been utilized and we do not anticipate utilizing it in 2002.

For continuing  operations,  cash used in investing  activities  during 2002 was
$61.4 million  compared to $8.2 million in 2001.  The 2002 amount  included $3.7 million in net capital  expenditures  compared to $1.8 million in 2001.  The net change in  investments  for the period was an increase in  investments  of $57.7 million for 2002 and $6.4 million for 2001 as  investments  were  purchased with cash from operations.

For continuing  operations,  cash used in financing  activities  during 2002 was
$26.5 million  compared to $60.6 million in 2001.  The 2002 amount  included net payments  of $29.0  million on the  revolving  credit  facility  compared to net payments of $36.0  million in 2001.  Additional  payments  of $900,000  and $3.8 million  were made on other  outstanding  debt and  capital  leases for 2002 and
2001,  respectively.  Additionally,  $21.5  million  was  used in  2001  for the purchase of CII Financial's 71/2% convertible subordinated debentures.  In 2002, we have  purchased  $1.0  million in  outstanding  CII  Financial  9 1/2% senior debentures.  Proceeds  from the  issuance  of stock  were $3.4  million  in 2002 compared to $700,000 in 2001.

Discontinued  Texas health care  operations  used cash of $27.0  million in 2002 compared to $21.4  million in 2001.  The cash used in 2002 was primarily for the run out of claims  offset in part by  premiums  collected.  Based on the current estimated Texas HMO healthcare run-out costs and recorded  reserves,  we believe we have adequate  funds  available and the ability to invest  adequate  funds in
Texas to meet the anticipated obligations.

Revolving Credit Facility

Our revolving credit facility balance  decreased from $89 million to $60 million during the six month  period  ended June 30,  2002.  The balance is reflected as long-term  debt since no portion of the  outstanding  balance is due in the next twelve months.  The  availability  under the credit facility has been reduced to
$107  million at June 30, 2002  leaving $47 million  available  under the credit facility.  The total availability,  however,  will be reduced by $6.0 million on
December  31, 2002 and by $10.0  million on June 30, 2003.  The credit  facility matures on September 30, 2003.  Interest under the revolving  credit facility is variable  and is based on Bank of America's  "prime rate"  adjusted by a margin.
The current rate is 4.375%,  which is a  combination  of the prime rate of 4.75%
less a margin of .375%. The margin can fluctuate based on our completing certain transactions or if we fail to exceed certain  financial  ratios.  The margin was reduced by 1.0% on April 1, 2002 since we exceeded certain ratio requirements as of December 31, 2001. Of the outstanding  balance,  $25 million is covered by an
interest-rate  swap  agreement.   In  accordance  with  Statement  of  Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities",  or SFAS No.  133,  we  increased  our  recorded  liability  of the interest-rate swap agreement during 2002 by $90,000.

Debentures

In December 2000, CII Financial  commenced an offer to exchange its  outstanding subordinated  debentures  for cash and/or new  debentures.  On May 7, 2001,  CII
Financial  closed  its  exchange  offer  on  $42.1  million  of its  outstanding subordinated  debentures.  CII  Financial  purchased  $27.1 million in principal amount of  subordinated  debentures  for $20.0  million in cash and issued $15.0 million in new 9 1/2% senior debentures, due September 15, 2004, in exchange for
$15.0  million  in  subordinated  debentures.  The  remaining  $5.0  million  in subordinated  debentures were paid at maturity.  Since the time of the exchange,
Sierra has purchased $1.0 million in outstanding 9 1/2% senior  debentures which are eliminated upon consolidation.

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

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $8.6  million  in cash  and cash equivalents it held at June 30, 2002,  approximately $8.3 million was designated for use only by the  regulated  insurance  companies.  CII Financial has limited sources of cash and is dependent upon  dividends  paid by California  Indemnity.
California Indemnity may pay a dividend, without the prior approval of the state insurance commissioner, only to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year does not exceed the amount shown as unassigned funds (reduced by any unrealized gains or losses included in any such amount) on its statutory  statement as of the previous  December 31. In
2002,  California  Indemnity can pay dividends of up to $2.1 million without the prior  approval  of  the  state  insurance  commissioner.  In  2002,  California
Indemnity paid a dividend of $750,000 and in 2001, California Indemnity received prior approval to pay an aggregate of $10 million in dividends.  We are not in a position to assess the likelihood of obtaining  future  approval for the payment of  dividends  other  than  those  specifically  allowed  by law in  each of our subsidiaries' state of domicile.

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various  states  totaling $31.3 million at June 30, 2002. The HMO and
insurance   subsidiaries   must  also  meet  requirements  to  maintain  minimum
stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction  with the exit from the  Texas HMO  health  care  market,  the Texas
Department of Insurance  approved a plan of withdrawal  and TXHC is now required to maintain  deposits and net worth of at least $3.5 million.  We believe we are in compliance  with our  regulatory  requirements.  We are limited by our credit facility in the amount of funds we can invest in our Texas operations.

Of the $76.7 million in cash and cash  equivalents  held at June 30, 2002, $46.5 million was designated for use only by the regulated  subsidiaries.  Amounts are available  for  transfer  to the  holding  company  from  the HMO and  insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing  management  agreements and by dividends.  The holding company will not receive  dividends  from its  regulated  subsidiaries  if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule  represents our obligations and commitments for long-term debt,  capital leases and operating leases.  With the exception of our revolving credit facility,  the amounts below represent the entire payment,  principal and interest,  on our outstanding  obligations.  Based on the outstanding balance of the  revolving  credit  facility of $60 million as of June 30, 2002,  we are not required to make any principal payments until the balance is due in 2003.

                                                     Long-Term           Capital         Operating
                                                        Debt             Leases           Leases            Total
(In thousands)
Continuing Operations
Payments due within 12 months...................      $  5,287              $121         $ 14,252          $ 19,660
Payments due in 13 to 36 months.................        83,843               153           25,383           109,379
Payments due in 37 to 60 months.................         7,964                61           23,896            31,921
Payments due in more than 60 months.............        36,816               194           90,243           127,253
                                                       -------               ---          -------           -------
     Total Continuing Operations................      $133,910              $529         $153,774          $288,213
                                                       =======               ===          =======           =======

Discontinued Operations
Payments due within 12 months...................                            $235                           $    235
Payments due in 13 to 36 months.................      $  5,065                                                5,065
Payments due in 37 to 60 months.................        24,124                                               24,124
Payments due in more than 60 months.............                                                                  -
                                                       -------               ---                            -------
     Total Discontinued Operations..............      $ 29,189              $235                           $ 29,424
                                                       =======               ===                            =======

Included in long-term debt payments for  continuing  operations is $55.6 million for our net financing obligation related to the sale-leaseback  transaction.  We expect the  remainder  of the  transaction  will qualify as a sale by the end of
2002 at which time the future  payments  due will be  categorized  as  operating leases.  In conjunction  with the remainder of the  transaction  qualifying as a
sale,  we  will  receive  proceeds  of  $15.1  million,   primarily  from  notes
receivable.  See Note 6 of Notes to the Consolidated  Financial Statements for a
more detailed discussion of the sale-leaseback transaction.

The amount  included in long-term debt payments for  discontinued  operations is for a mortgage  loan  secured by certain  underlying  real estate  assets of the discontinued  operations.  We are  actively  seeking a buyer for the  assets and anticipate  selling  within the next 12 months.  As the assets are sold,  we are required to make  reductions  on the mortgage  note and  completely  satisfy the obligation once all of the assets have been sold.

Recent Accounting Pronouncements

In October  2001,  the FASB issued SFAS No. 144,  which is effective  for fiscal years  beginning  after  December 15, 2001 with early adoption  recommended.  As described  in Note 3 above,  we  elected to early  adopt SFAS No. 144  effective
January 1, 2001.  SFAS No. 144 requires  that  long-lived  assets that are to be sold within one year must be separately  identified  and carried at the lower of carrying value or fair value less costs to sell.  Long-lived  assets expected to be held  longer than one year are  subject to  depreciation  and must be written down to fair value upon impairment.  Long-lived  assets no longer expected to be sold within one year,  such as foreclosed  real estate,  must be written down to the  lower  of  current  fair  value or fair  value  at the date of  foreclosure adjusted to reflect depreciation since acquisition.

In April 2002, the FASB issued  Statement of Financial  Accounting  Standard No.
145,  "Recission  of FASB  Statements  No.  4,  44,  and 64,  Amendment  of FASB
Statement  No. 13, and  Technical  Corrections",  or SFAS No. 145.  SFAS No. 145
requires  that gains and losses from  extinguishment  of debt be  classified  as extraordinary  items only if they meet the  criteria  in  Accounting  Principles
Board Opinion No. 30 ("Opinion No. 30").  Applying the provisions of Opinion No.
30  will  distinguish  transactions  that  are  part  of an  entity's  recurring operations from those that are unusual and infrequent that meet the criteria for classification  as an  extraordinary  item.  SFAS No.  145 is  effective  for us beginning January 1, 2003, but we may adopt the provisions of SFAS No. 145 prior to this date.  We have not yet  evaluated  the  impact  from SFAS No. 145 on our financial position and results of operations.

In June 2002,  the FASB issued  Statement of Financial  Accounting  Standard No.
146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS
No. 146. SFAS No. 146  addresses  financial  accounting  and reporting for costs associated with exit or disposal  activities and nullifies  Emerging Issues Task
Force Issue No. 94-3,  "Liability  Recognition for Certain Employee  Termination
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)".  SFAS  No.  146  requires  that  a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an  entity's  commitment  to a plan,  by  itself,  does  not  create  a  present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes  that fair value is the  objective  for initial  measurement  of the liability.  The  provisions of this statement are effective for exit or disposal activities  that are  initiated  after  December 31, 2002,  with early  adoption encouraged.  We have not yet  evaluated  the  impact  from  SFAS No.  146 on our financial position and results of operations.

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

In the second quarter of 1997, our Board of Directors  authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of
Directors  authorized  an  additional  $2.5  million loan from us to the CEO. In second quarter of 2001, our Board of Directors  approved a loan amendment  which extended the maturity of the principal  balance  along with accrued  interest to
December 31, 2003. During 2001, the CEO made payments of $898,000. No additional payments  have  been  made  during  2002 and as of June 30,  2002 the  aggregate principal balance outstanding and accrued interest for both instruments was $5.1 million.  All amounts borrowed bear interest at a rate equal to our current rate on our revolving credit facility plus 10 basis points.  The amounts  outstanding are  collateralized  by certain of the CEO's  assets and rights to  compensation from us. The loan is pledged as collateral under our revolving credit facility.

We have a $25 million  interest-rate  swap  agreement that allows us to mitigate the risk of interest rate fluctuation on our credit facility.  The intent of the agreement  was to keep our interest  rate on $25 million of the credit  facility relatively fixed. In accordance with SFAS No. 133, we recorded the interest-rate swap  agreement to fair market value as of June 30, 2002.  The fair market value indicated  that we would need to pay  $775,000 to terminate  the swap  agreement compared to an indicated  fair market value of $685,000 at December 31, 2001. If the prime rate were to  decrease  by 1%, we  estimate  our  maximum  increase in annual  expense  associated  with the  swap to be  approximately  $250,000.  The agreement matures on September 23, 2003.

Membership

                                                                            Number of Members at June 30,
                                                                             2002                    2001

Continuing Operations:

HMO
  Commercial..................................................              186,000                  147,400
  Medicare....................................................               46,100                   43,800
  Medicaid....................................................               29,900                   19,000
Managed Indemnity.............................................               28,400                   29,700
Medicare Supplement...........................................               21,000                   28,100
Administrative Services.......................................              309,400                  298,400
TRICARE Eligibles.............................................              639,200                  642,300
                                                                          ---------                ---------
Total Members, Continuing Operations..........................            1,260,000                1,208,700
                                                                          =========                =========

Discontinued Texas Operations:

HMO
  Commercial..................................................                    -                   51,400
  Medicare (1) ...............................................                    -                   14,000
                                                                          ---------                ---------
Total Members, Discontinued Operations........................                    -                   65,400
                                                                          =========                =========

(1)  The 2001 Medicare  membership  does not include 5,500 Houston  members that the  Company  ceded  to  AmCare  Health  Plans  of  Texas,  Inc.,  under  a reinsurance agreement on December 1, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, unrealized holding losses on available for sale investments have  decreased  by $1.1 million  since 2001 due  primarily to a decrease in the yield on Government  obligations  and a decrease in mortgage  rates.  We believe that changes in market interest rates,  resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows as it is  unlikely  that we  would  need or  choose  to  substantially  liquidate  our investment portfolio.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Sierra held its annual meeting of  stockholders on May 23, 2002 in Las
          Vegas, Nevada.

          The following persons were elected directors for two-year terms ending in 2004 based on the voting results below:

                     Name                              For              Withheld

               Erin E. MacDonald                    19,823,479         7,015,467
               William J. Raggio                    18,574,031         8,264,915
               Charles L. Ruthe                     26,406,282           432,664
               Albert L. Greene                     26,403,250           435,696

          The following persons' terms as directors  continued after the meeting and end in 2003.

              Anthony M. Marlon, M.D.
              Thomas Y. Hartley
              Anthony L. Watson
              Michael E. Luce

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

          The stockholders also approved an amendment to the Company's  Employee
          Stock  Purchase  Plan to  increase  by 900,000 the number of shares of common stock reserved for issuance to participants.
                                                                                             Broker
                               For               Against             Abstain                Non-votes

                              25,328,247         1,450,516           60,183                     0

          The  stockholders  also ratified the  appointment of Deloitte & Touche
          LLP as the Company's independent auditors for the year ending December
          31, 2002. The voting results were as follows:
                                                                                             Broker
                               For                Against            Abstain                Non-votes

                              26,513,194           314,912           10,840                     0

          The  stockholders  also  rejected a shareholder  proposal.  The voting results were as follows:

                                                                                             Broker
                               For               Against            Abstain                 Non-votes

                               4,737,216        15,732,750          423,388                 5,945,592

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             (10.1) Amendment  No. 3 to Loan  Agreement  dated August 11, 1997 between  the  Company  and Anthony M. Marlon for a revolving
                    credit   facility  in  the  maximum   aggregate   amount  of
                    $3,000,000.

             (10.2) Amendment  No. 1 Loan  Agreement  dated  April  10,  2000 between the Company and Anthony M. Marlon for a term loan of
                    $2,500,000.

             (99.1) Certification  of Chief Executive  Officer  Pursuant to 18
                    U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002.

             (99.2) Certification  of Chief Financial  Officer  Pursuant to 18
                    U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K

             Current  Report  on  Form  8-K,  dated  May  1,  2002,  with  the
             Securities  and  Exchange   Commission  in  connection  with  the
             announcement  of the  Company's  participation  in a health  care conference on May 7, 2002.

             Current  Report  on Form  8-K,  dated  May  10,  2002,  with  the
             Securities  and  Exchange   Commission  in  connection  with  the
             announcement  of the  Company's  participation  in a health  care conference on May 15, 2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    SIERRA HEALTH SERVICES, INC.
                                           (Registrant)

Date:  August 14, 2002                /S/  Paul H. Palmer
                                    Paul H. Palmer
                                    Senior Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)