Form 10-Q
period 2002-09-30
SIERRA HEALTH SERVICES INC
filed 2002-11-14
CIK 754009

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended       September 30, 2002

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

     As of November  11,  2002,  there were  29,546,000  shares of common  stock outstanding.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                      INDEX
                                                                                                           Page No.

Part I - FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets -
                   September 30, 2002 and December 31, 2001..................................................    3

                  Condensed Consolidated Statements of Operations -
                   three and nine months ended September 30, 2002 and 2001...................................    4

                  Condensed Consolidated Statements of Cash Flows -
                   nine months ended September 30, 2002 and 2001.............................................    5

                  Notes to Condensed Consolidated Financial Statements.......................................    6

      Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............................................   16

      Item 3.     Quantitative and Qualitative Disclosures
                   about Market Risk.........................................................................   30

      Item 4.     Controls and Procedures....................................................................   30

Part II - OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     ASSETS
                                                                                        September 30,         December 31,
                                                                                            2002                  2001

Current Assets:
     Cash and Cash Equivalents..............................................             $   93,779           $  115,754
     Investments............................................................                394,596              260,762
     Accounts Receivable(Less Allowance for Doubtful
         Accounts; 2002 - $10,912; 2001 - $12,655)..........................                 23,099               26,003
     Military Accounts Receivable ..........................................                 41,702               40,166
     Current Portion of Deferred Tax Asset..................................                 49,905               35,869
     Current Portion of Reinsurance Recoverable.............................                 81,603               96,762
     Prepaid Expenses and Other Current Assets..............................                 26,452               31,640
     Assets of Discontinued Operations......................................                 20,767               28,404
                                                                                          ---------            ---------
         Total Current Assets...............................................                731,903              635,360

Property and Equipment, Net.................................................                 62,857              141,451
Long-Term Investments.......................................................                  2,727                8,434
Restricted Cash and Investments.............................................                 34,846               26,011
Reinsurance Recoverable, Net of Current Portion.............................                103,967              123,383
Deferred Tax Asset, Net of Current Portion..................................                 36,076               77,036
Goodwill ...................................................................                 14,782               14,782
Other Assets................................................................                 42,419               43,505
                                                                                          ---------            ---------
TOTAL ASSETS................................................................             $1,029,577           $1,069,962
                                                                                          =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accrued Liabilities....................................................             $   72,255           $   53,546
     Trade Accounts Payable.................................................                 19,178               21,578
     Accrued Payroll and Taxes..............................................                 27,653               14,390
     Medical Claims Payable.................................................                101,315               81,662
     Current Portion of Reserve for Losses and Loss Adjustment Expense......                167,281              142,342
     Unearned Premium Revenue...............................................                 30,138               52,919
     Military Health Care Payable...........................................                 76,104               77,261
     Current Portion of Long-Term Debt......................................                 51,617                1,612
     Liabilities of Discontinued Operations.................................                 43,895               83,931
                                                                                          ---------            ---------
         Total Current Liabilities..........................................                589,436              529,241
Reserve For Losses and
  Loss Adjustment Expense, Net of Current Portion...........................                231,495              243,363
Long-Term Debt, Net of Current Portion......................................                 16,235              181,759
Other Liabilities...........................................................                 38,900               19,080
                                                                                          ---------            ---------
TOTAL LIABILITIES...........................................................                876,066              973,443
                                                                                          ---------            ---------

Stockholders' Equity:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       Shares Issued: 30,703 and 29,648 issued as of 2002
        and 2001, respectively..............................................                    155                 148
  Additional Paid-in Capital................................................                196,636              181,076
  Deferred Compensation for Restricted Stock................................                   (620)              (1,058)
  Treasury Stock: 2002 - 1,163; 2001 - 1,523 Common Stock Shares............                (17,148)             (22,789)
  Accumulated Other Comprehensive Gain (Loss)...............................                  2,031               (5,636)
  Accumulated Deficit.......................................................                (27,543)             (55,222)
                                                                                          ---------            ---------
         Total Stockholders' Equity.........................................                153,511               96,519
                                                                                          ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................             $1,029,577           $1,069,962
                                                                                          =========            =========

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended                        Nine Months Ended
                                                                   September 30,                            September 30,
                                                              2002              2001                  2002               2001

Operating Revenues:
   Medical Premiums....................................      $217,995         $184,402            $  636,047            $522,806
   Military Contract Revenues..........................       100,366           85,499               279,560             255,497
   Specialty Product Revenues..........................        50,057           49,447               140,434             135,774
   Professional Fees...................................         7,819            6,981                23,045              22,056
   Investment and Other Revenues.......................         5,087            4,525                14,786              16,276
                                                              -------          -------             ---------             -------
         Total.........................................       381,324          330,854             1,093,872             952,409
                                                              -------          -------             ---------             -------

Operating Expenses:
   Medical Expenses....................................       178,958          156,307               530,402             443,595
   Military Contract Expenses..........................        96,629           83,561               268,845             250,332
   Specialty Product Expenses..........................        52,843           50,144               147,246             139,570
   General, Administrative and Marketing Expenses......        33,333           30,084                96,065              86,701
                                                              -------          -------             ---------             -------
         Total ........................................       361,763          320,096             1,042,558             920,198
                                                              -------          -------             ---------             -------

Operating Income from Continuing Operations............        19,561           10,758                51,314              32,211

Interest Expense and Other, Net........................        (1,312)          (3,888)               (6,142)            (14,450)
                                                              -------          -------             ---------             -------

Income from Continuing Operations Before Taxes.........        18,249            6,870                45,172              17,761

Income Tax Provision...................................        (6,114)          (2,298)              (15,133)             (5,946)
                                                              -------          -------             ---------             -------

Net Income from Continuing Operations..................        12,135            4,572                30,039              11,815

Income (Loss) from Discontinued Operations (Note 3)....         1,928          (12,126)                1,928             (13,369)
                                                              -------          -------             ---------             -------

Net Income (Loss)......................................      $ 14,063         $ (7,554)           $   31,967            $ (1,554)
                                                              =======          =======             =========             =======

Earnings per Common Share:
-------------------------
Net Income from Continuing Operations..................          $.42            $ .16                 $1.05               $ .43
Income (Loss) from Discontinued Operations.............           .06             (.43)                  .07                (.49)
                                                                  ---             ----                  ----                ----
   Net Income (Loss)...................................          $.48            $(.27)                $1.12               $(.06)
                                                                  ===             ====                  ====                ====

Earnings per Common Share Assuming Dilution:
-------------------------------------------
Net Income from Continuing Operations..................          $.38            $ .16                 $ .97               $ .42
Income (Loss) from Discontinued Operations.............           .06             (.42)                  .06                (.47)
                                                                  ---             ----                  ----                ----
   Net Income (Loss)...................................          $.44            $(.26)                $1.03               $(.05)
                                                                  ===             ====                  ====                ====

Weighted Average Common Shares Outstanding.............        29,166           27,851                28,489              27,619

Weighted Average Common Shares Outstanding
   Assuming Dilution...................................        31,756           29,270                30,994              28,316

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                           2002               2001

Cash Flows From Operating Activities:
   Net Income (Loss).......................................................             $  31,967            $ (1,554)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided by Operating Activities:
          (Gain) Loss from Discontinued Operations.........................                (1,928)             13,369
          Depreciation and Amortization....................................                15,205              18,439
          Provision for Doubtful Accounts..................................                 2,321               1,899
          Deferred Compensation Expense....................................                   438
          (Gain) Loss on Property and Equipment Dispositions...............                   (80)              2,399
   Changes in Assets and Liabilities
          Deferred Tax Asset...............................................                29,653                 595
          Reinsurance Recoverable..........................................                34,575              (8,259)
          Accrued Payroll and Taxes........................................                12,095               3,001
          Medical Claims Payable...........................................                19,653               3,164
          Reserve for Losses and Loss Adjustment Expense...................                13,071              36,055
          Unearned Premium Revenue.........................................               (22,781)              9,648
          Other Assets and Liabilities.....................................                 5,752              10,291
                                                                                         --------           ---------
       Net Cash Provided by Operating Activities ..........................               139,941              89,047
                                                                                         --------           ---------

Cash Flows From Investing Activities:
   Capital Expenditures, Net of Dispositions...............................                (5,588)             (2,454)
   Changes in Investments..................................................              (110,281)               (839)
                                                                                         --------             -------
       Net Cash Used for Investing Activities..............................              (115,869)             (3,293)
                                                                                         --------             -------

Cash Flows From Financing Activities:
   Payments on Debt and Capital Leases.....................................               (42,630)            (74,255)
   Proceeds on Sale-Leaseback Deposit......................................                16,862               2,866
   Issuance of Stock in Connection with Stock Plans........................                10,193               2,180
                                                                                         --------             -------
       Net Cash Used for Financing Activities..............................               (15,575)            (69,209)
                                                                                         --------             -------

Net Cash Used for Discontinued Operations..................................               (30,472)            (26,414)
                                                                                         --------             -------

Net Decrease In Cash and Cash Equivalents..................................               (21,975)             (9,869)

Cash and Cash Equivalents at Beginning of Period...........................               115,754             157,564
                                                                                         --------             -------

Cash and Cash Equivalents at End Of Period.................................             $  93,779            $147,695
                                                                                         ========             =======

Supplemental Condensed Consolidated Continuing Operations                                Nine Months Ended September 30,
  Statements of Cash Flows Information:                                                     2002                2001
---------------------------------------------------------------------------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized).............................................               $ 5,224             $14,423
Net Cash Received During the Period for Income Taxes.......................                13,019                 376

Non-cash Investing and Financing Activities:
   Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations (Note 6)..................................                89,751              10,626
   Debentures Exchanged....................................................                                    19,692

     See accompanying notes to condensed consolidated financial statements.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying  unaudited  financial  statements include the consolidated accounts of Sierra Health  Services,  Inc.  ("Sierra",  a holding  company, together  with its  subsidiaries,  collectively  referred  to herein as the
     "Company").  All material  intercompany balances and transactions have been
     eliminated.   These  statements  have  been  prepared  in  conformity  with accounting  principles  generally  accepted in the United States of America and used in preparing the Company's annual audited  consolidated  financial statements but do not contain all of the information  and disclosures  that would be required in a complete set of audited financial  statements.  They should, therefore, be read in conjunction with the Company's annual audited consolidated  financial  statements and related notes thereto for the years ended  December  31,  2001 and 2000.  In the  opinion  of  management,  the accompanying  unaudited condensed consolidated financial statements reflect all material adjustments,  consisting only of normal recurring adjustments, necessary for a fair  presentation of the financial results for the interim periods presented.

     The  preparation  of financial  statements  in conformity  with  accounting principles  generally  accepted  in the United  States of America  requires management  to make  estimates  and  assumptions  that affect the  reported amounts of assets and liabilities  and disclosure of contingent  assets and liabilities  at the  date of the  financial  statements  and  the  reported amounts  of  revenues  and  expenses  during  the  reporting  period.  Such estimates and  assumptions  could change in the future as more  information becomes  available,  which could impact the amounts  reported and disclosed herein. Actual results may materially differ from estimates.

     Certain amounts in the Condensed  Consolidated Financial Statements for the
     three and nine months ended  September 30, 2001 have been  reclassified  to conform with the current year presentation.

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

                                                               Restructuring
                                                                    and
                                                              Reorganization           Other               Total

      (In thousands)
      Balance, January 1, 2001.........................           $ 594                $4,447             $5,041

      Charges recorded.................................
      Cash used........................................            (594)                                    (594)
      Noncash activity.................................
      Changes in estimate..............................
                                                                   ----                 -----              -----
      Balance, December 31, 2001.......................               -                 4,447              4,447

      Charges recorded.................................
      Cash used........................................
      Noncash activity.................................                                  (500)              (500)
      Changes in estimate..............................
                                                                   ----                 -----              -----
      Balance, September 30, 2002......................           $   -                $3,947             $3,947
                                                                   ====                 =====              =====

     The  remaining  other costs of $3.9  million  are related to legal  claims.
     Management believes that the remaining reserves,  as of September 30, 2002, are  appropriate  and that no revisions to the  estimates  are necessary at this time.

3.   Discontinued Operations

     In conjunction with the Company's plan to exit the Texas healthcare market, during the third  quarter of 2001,  the Company  recorded  charges of $10.6 million for premium  deficiency  medical costs,  $1.6 million to write down certain  Texas  furniture  and  equipment,  $2.0 million in lease and other termination  costs,  $1.8 million in legal and related  costs,  $500,000 in various  other  exit  related  costs and  $570,000  in  premium  deficiency maintenance.

     As part of the Company's continual evaluation of its remaining liabilities, it was  determined  during the second  quarter  of 2002,  that the  medical claims run out had been  favorable  compared  with the  Company's  original projection  and that legal and other costs were estimated to be higher than originally anticipated.  As a result, during the second quarter, we reduced our  medical  claims  payable  and  medical  expenses  by $5.0  million and increased  our  estimate of  accounts  payable  and other  liabilities  and related expenses by $5.0 million.  During the third quarter we continued to have favorable  medical claims  development  and reduced our medical claims payable estimate by $2.0 million. The adjustment resulted in income, net of tax, from discontinued operations of $1.3 million. See the discussion below for a  description  of the  $628,000  gain,  net  of  tax,  related  to the
     Kaiser-Texas mortgage loan.

     The following are the unaudited  condensed  statements of operations of the discontinued  Texas HMO health care  operations:

                                                                       Three  Months  Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                        2002        2001              2002       2001
     (In thousands)
     Operating Revenues.........................................      $    84     $ 45,474          $ 3,837     $137,744
                                                                       ------      -------           ------      -------

      Medical Expenses..........................................       (2,165)      49,042           (5,975)     136,259
      General, Administrative and Marketing Expenses............          705        8,184            4,352       22,766
      Asset Impairment, Restructuring, Reorganization
         and Other Costs........................................                     6,550            5,000       (1,250)
      Interest Expense and Other, Net (including rental income).       (1,423)         (74)          (2,507)          66
                                                                       ------      -------           ------      -------

      Income (Loss) from Discontinued Operations Before Taxes...        2,967      (18,228)           2,967      (20,097)
      Income Tax (Expense) Benefit..............................       (1,039)       6,102           (1,039)       6,728
                                                                       ------      -------           ------      -------

      Net Income (Loss) from Discontinued Operations............      $ 1,928     $(12,126)         $ 1,928     $(13,369)
                                                                       ======      =======           ======      =======

     The table below  presents a summary of  discontinued  Texas HMO health care operations' asset impairment, restructuring,  reorganization and other cost activity for the periods indicated.

                                                          Restructuring         Premium
                                             Asset             and            Deficiency
                                          Impairment     Reorganization       Maintenance      Other          Total

      (In thousands)
      Balance, January 1, 2001.......             -           $ 3,755          $ 9,278         $ 800         $13,833

      Charges recorded...............       $ 1,600             4,380              570                         6,550
      Cash used......................                          (3,716)          (1,478)         (800)         (5,994)
      Noncash activity...............        (1,600)             (125)                                        (1,725)
      Changes in estimate............                                           (7,800)                       (7,800)
                                             ------            ------           ------          ----          ------
      Balance, December 31, 2001.....             -             4,294              570             -           4,864

      Charges recorded...............
      Cash used......................                          (1,707)            (570)                       (2,277)
      Noncash activity...............
      Changes in estimate............                           5,000                                          5,000
                                             ------            ------           ------          ----          ------
      Balance, September 30, 2002....       $     -           $ 7,587          $     -         $   -         $ 7,587
                                             ======            ======           ======          ====          ======

     The remaining  restructuring and  reorganization  costs of $7.6 million are primarily  due to legal and  related  costs,  lease  and other  termination costs,  the  cost to  provide  malpractice  insurance  on our  discontinued
     affiliated medical groups and various other exit related costs.  Management believes  that the  remaining  reserves,  as of  September  30,  2002,  are appropriate and that no further revisions to the estimates are necessary at this time.  Based on the current  estimated  Texas HMO  healthcare  run-out costs and recorded  reserves,  we believe we have adequate funds  available and the ability to fund the anticipated obligations.

     The following are the unaudited  assets and liabilities of the discontinued
     Texas health care operations:

                                                                   September 30,               December 31,
                                                                       2002                        2001

      (In thousands)
      ASSETS
       Cash and Cash Equivalents..............................       $      -                     $      -
       Accounts Receivable, Net...............................             31                        1,402
       Other Assets...........................................          4,593                        6,895
       Property and Equipment, Net............................         16,143                       20,107
                                                                      -------                      -------
      ASSETS OF DISCONTINUED OPERATIONS.......................         20,767                       28,404
                                                                      -------                      -------

      LIABILITIES
       Accounts Payable and Other Liabilities.................         13,846                       16,407
       Medical Claims Payable.................................          5,411                       36,567
       Unearned Premium Revenue...............................              -                           68
       Premium Deficiency Reserve.............................              -                        1,700
       Mortgage Loan Payable..................................         24,638                       29,189
                                                                      -------                      -------
      LIABILITIES OF DISCONTINUED OPERATIONS..................         43,895                       83,931
                                                                      -------                      -------

      NET LIABILITIES OF DISCONTINUED OPERATIONS..............       $(23,128)                    $(55,527)
                                                                      =======                      =======

     The assets and liabilities  above do not include an intercompany  liability of $30.5  million from Texas  Health  Choice,  L.C.,  ("TXHC") to Sierra at
     September  30, 2002.  The  liability is secured by certain of the TXHC land and buildings and has been eliminated upon consolidation.

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

     During  the  third  quarter  of 2002,  TXHC  sold  two of the  real  estate properties for net proceeds of $3.6 million. As required under the terms of the mortgage  loan  agreement,  the  proceeds of the sale went  directly to
     Kaiser-Texas as payment on the mortgage loan.  Since the principal  payment resulted in a reduction of future  interest,  future  accrued  interest was reduced and a gain, net of tax, of $628,000 was recorded.  At September 30,
     2002,  the  mortgage  loan has a  carrying  value of $24.6  million,  which consists of a principal balance of $20.1 million and $4.5 million in future accrued interest.

4.   Earnings Per Share:

     The following table provides a reconciliation of basic and diluted earnings per share ("EPS") for continuing operations:

                                                                                           Dilutive
                                                                           Basic         Stock Options         Diluted

     (In thousands, except per share data)
     For the Three Months ended September 30, 2002:
      Income from Continuing Operations                                    $12,135                            $12,135
      Weighted Average Common Shares Outstanding                            29,166           2,590             31,756
      Per Share Amount                                                        $.42                               $.38

     For the Three Months ended September 30, 2001:
     Income from Continuing Operations                                     $ 4,572                            $ 4,572
      Weighted Average Common Shares Outstanding                            27,851           1,419             29,270
      Per Share Amount                                                        $.16                               $.16

     For the Nine Months ended September 30, 2002:
      Income from Continuing Operations                                    $30,039                            $30,039
      Weighted Average Common Shares Outstanding                            28,489           2,505             30,994
      Per Share Amount                                                       $1.05                               $.97

     For the Nine Months ended September 30, 2001:
      Income from Continuing Operations                                    $11,815                            $11,815
      Weighted Average Common Shares Outstanding                            27,619             697             28,316
      Per Share Amount                                                        $.43                               $.42

5.   The  following  table  presents   comprehensive   income  for  the  periods
     indicated:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                           2002              2001                2002              2001

         (In thousands)
         Net Income (Loss)...........................    $14,063           $(7,554)           $31,967           $(1,554)
         Change in Accumulated Other
           Comprehensive Income, Net.................      6,555             4,779              7,667             3,190
                                                          ------            ------             ------            ------

         Comprehensive Income (Loss).................    $20,618           $(2,775)           $39,634           $ 1,636
                                                          ======            ======             ======            ======

     The  change  in  accumulated  other  comprehensive  income  is  all  due to unrealized gains in the available for sale investment portfolio.

6.   Sale-Leaseback

     On  December  28,  2000,  the Company  sold the  majority of its Las Vegas,
     Nevada,  administrative  and  medical  clinic  real  estate  holdings  in a sale-leaseback  transaction.  Due to continuing  involvement  as defined in
     Statement of Financial Accounting Standards No. 98, "Accounting for Leases"
     ("SFAS No. 98"),  the  transaction  did not qualify as a sale.  The Company recorded the transaction as a financing  obligation  offset by the mortgage notes receivable.

     During 2001, the Company received full payment on the outstanding  mortgage notes receivable  associated with three of the medical clinics.  During the first two  quarters of 2002,  the Company  received the deposit back on the three administrative buildings and full payment of the outstanding mortgage obligation on one of the remaining medical clinics.

     During the third quarter of 2002, the Company  received full payment on the remaining  outstanding  mortgage obligations on the four remaining clinics.
     The payment cured the continuing  involvement criteria from SFAS No. 98 and the  transaction  then qualified as a sale. To record the sale, the Company retired  the  assets  and their  associated  accumulated  depreciation  and financing obligation and recorded a deferred gain to be recognized over the remaining  13  year  term  of the  lease.  The  impact  of the  sale of the buildings  recorded  during 2002 was a net  reduction  of $68.8  million in property and equipment,  a net reduction of $89.8 million in the associated financing  obligation and a deferred gain of $21.0 million. As of September
     30,  2002,  the  entire  transaction  has  qualified  as a sale.  The total deferred  gain  recorded  on the  transaction  in 2001 and  2002 was  $25.7 million;  $1.9 million will be recognized  annually over the remaining term of the lease.

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
                                                  Operations          Operations           Operations          Total

(In thousands)
Three Months Ended September 30, 2002
Medical Premiums..........................           $217,995                                              $  217,995
Military Contract Revenues................                               $100,366                             100,366
Specialty Product Revenues................              2,491                              $ 47,566            50,057
Professional Fees.........................              7,819                                                   7,819
Investment and Other Revenues.............                744                 624             3,719             5,087
                                                      -------             -------           -------         ---------
   Total Revenue..........................           $229,049            $100,990          $ 51,285        $  381,324
                                                      =======             =======           =======        ==========

Segment Operating Profit (Loss)...........           $ 15,824             $ 4,361          $   (624)       $   19,561
Interest Expense and Other, Net...........             (1,080)                 91              (323)           (1,312)
                                                      -------             -------           -------         ---------
Income (Loss) Before Income Taxes.........           $ 14,744            $  4,452          $   (947)       $   18,249
                                                     ========             =======           =======         =========

Three Months Ended September 30, 2001
Medical Premiums..........................           $184,402                                              $  184,402
Military Contract Revenues................                               $ 85,499                              85,499
Specialty Product Revenues................              1,908                              $ 47,539            49,447
Professional Fees.........................              6,981                                                   6,981
Investment and Other Revenues.............                296                 659             3,570             4,525
                                                      -------             -------           -------         ---------
   Total Revenue..........................           $193,587            $ 86,158          $ 51,109        $  330,854
                                                      =======             =======           =======         =========

Segment Operating Profit..................           $  6,888            $  2,597          $  1,273        $   10,758
Interest Expense and Other, Net...........             (3,412)                 31              (507)           (3,888)
                                                      -------             -------           -------         ---------
Income Before Income Taxes................           $  3,476            $  2,628          $    766        $    6,870
                                                      =======             =======           =======         =========

Nine Months Ended September 30, 2002
Medical Premiums..........................           $636,047                                              $  636,047
Military Contract Revenues................                               $279,560                             279,560
Specialty Product Revenues................              6,454                              $133,980           140,434
Professional Fees.........................             23,045                                                  23,045
Investment and Other Revenues.............              1,813               1,709            11,264            14,786
                                                      -------             -------           -------         ---------
   Total Revenue..........................           $667,359            $281,269          $145,244        $1,093,872
                                                      =======             =======           =======         =========

Segment Operating Profit..................           $ 37,758            $ 12,424          $  1,132        $   51,314
Interest Expense and Other, Net...........             (5,196)                 76            (1,022)           (6,142)
                                                      -------             -------           -------         ---------
Income Before Income Taxes................           $ 32,562            $ 12,500          $    110        $   45,172
                                                      =======             =======           =======         =========

Nine Months Ended September 30, 2001
Medical Premiums..........................           $522,806                                              $  522,806
Military Contract Revenues................                               $255,497                             255,497
Specialty Product Revenues................              5,813                              $129,961           135,774
Professional Fees.........................             22,056                                                  22,056
Investment and Other Revenues.............              2,508               1,821            11,947            16,276
                                                      -------            --------           -------         ---------
   Total Revenue..........................           $553,183            $257,318          $141,908        $  952,409
                                                      =======             =======           =======         =========

Segment Operating Profit..................           $ 20,249            $  6,986          $  4,976        $   32,211
Interest Expense and Other, Net...........            (13,194)                 14            (1,270)          (14,450)
                                                      -------             -------           -------         ---------
Income Before Income Taxes................           $  7,055            $  7,000          $  3,706        $   17,761
                                                      =======             =======           =======         =========

Goodwill  amortization  of  $201,000  and  $606,000  is  included as part of the managed  care and  corporate  operations  segment  for the three and nine months ended September 30, 2001, respectively.

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

     The transaction was accounted for as a restructuring of debt, therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying  amount of the debentures and no future interest expense will be recognized.  Accordingly, the 9 1/2% senior debentures have a carrying amount of $16.8 million,  which consists of principal  amount of
     $14.0 million and $2.8 million in future accrued interest.

     The 9 1/2% senior  debentures pay interest,  which is due  semi-annually on
     March 15 and  September 15,  commencing  on September 15, 2001.  The 9 1/2%
     senior  debentures  rank  senior  to  outstanding  notes  payable  from CII
     Financial to Sierra and CII  Financial's  guarantee  of Sierra's  revolving credit  facility.  The 9 1/2%  senior  debentures  may be  redeemed  by CII
     Financial at any time at premiums  currently at 105% and  declining to 100%
     for redemptions after April 1, 2004. In the event of a change in control of
     CII Financial (as defined), the holders of the 9 1/2% senior debentures may
     require  that  CII  Financial   repurchase  them  at  the  then  applicable
     redemption price, plus accrued and unpaid interest.

9.   Goodwill

     On January 1, 2002, the Company adopted  Statement of Financial  Accounting
     Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").
     SFAS No. 142 requires,  among other things,  the discontinuance of goodwill amortization.  In addition,  the pronouncement  includes provisions for the reclassification  of certain existing  recognized  intangibles as goodwill, reassessment  of the  useful  lives  of  existing  recognized  intangibles, reclassification of certain intangibles out of previously reported goodwill and the  identification  of  reporting  units  for  purposes  of  assessing potential  future  impairments of goodwill.  SFAS No. 142 also required the
     Company to complete a transitional goodwill impairment test six months from the date of adoption and at least  annually  thereafter.  The net amortized goodwill  balance at December 31, 2001, was $14.8 million.  The Company has completed its  transitional  goodwill test and determined that the recorded goodwill was not impaired under the guidelines of the pronouncement.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The  following  table  presents  the  results  of our  operations  as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

                                                                       Three Months Ended September 30, 2001
                                                                    As Reported      Adjustments      As Adjusted

      (In thousands, except per share data)
      Net Income from Continuing Operations...................       $  4,572            $131         $  4,703
      Loss from Discontinued Operations.......................        (12,126)              -          (12,126)
                                                                      -------             ---          -------
              Net (Loss) Income...............................       $ (7,554)           $131         $ (7,423)
                                                                      =======             ===          =======

      Earnings per Common Share:
      -------------------------
      Net Income from Continuing Operations...................          $ .16            $.01            $ .17
      Loss from Discontinued Operations.......................           (.43)              -             (.43)
                                                                         ----            ----             ----
              Net (Loss) Income...............................          $(.27)           $.01            $(.26)
                                                                         ====            ====             ====

      Earnings per Common Share Assuming Dilution:
      -------------------------------------------
      Net Income from Continuing Operations...................          $ .16               -            $ .16
      Loss from Discontinued Operations.......................           (.42)              -             (.42)
                                                                         ----            ----             ----
              Net Loss........................................          $(.26)              -            $(.26)
                                                                         ====            ====             ====

                                                                       Nine Months Ended September 30, 2001
                                                                    As Reported      Adjustments      As Adjusted

      (In thousands, except per share data)
      Net Income from Continuing Operations...................       $ 11,815            $394         $ 12,209
      Loss from Discontinued Operations.......................        (13,369)              -          (13,369)
                                                                      -------             ---          -------
              Net (Loss) Income...............................       $ (1,554)           $394         $ (1,160)
                                                                      =======             ===          =======

      Earnings per Common Share:
      -------------------------
      Net Income from Continuing Operations...................          $ .43            $.01            $ .44
      Loss from Discontinued Operations.......................           (.49)              -             (.49)
                                                                         ----            ----             ----
              Net (Loss) Income...............................          $(.06)           $.01            $(.05)
                                                                         ====            ===              ====

      Earnings per Common Share Assuming Dilution:
      -------------------------------------------
      Net Income from Continuing Operations...................          $ .42            $.01            $ .43
      Loss from Discontinued Operations.......................           (.47)              -             (.47)
                                                                         ----            ----             ----
              Net (Loss) Income...............................          $(.05)           $.01            $(.04)
                                                                         ====             ===             ====

10.  Investments

Investments consist principally of U.S. Government and its agencies'  securities and municipal  bonds, as well as corporate and  mortgage-backed  securities.  At
September 30, 2002, over 85% of our portfolio is invested in U.S. Government and its agencies'  securities and municipal  bonds. All  non-restricted  investments that are  designated as  available-for-sale  are  classified as current  assets.
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

Investments  that the Company has the  intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity.  The remaining investments have been categorized as available-for-sale  and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance  sheet  date.  The  Company  does not have any other than  temporary investment impairments.

11.  Recent Accounting Pronouncements

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
30  will  distinguish  transactions  that  are  part  of an  entity's  recurring operations from those that are unusual and infrequent that meet the criteria for classification  as an  extraordinary  item.  SFAS No. 145 is  effective  for the
Company  beginning  January 1, 2003, but the Company may adopt the provisions of
SFAS No. 145 prior to this date. The Company has not yet completed is evaluation of the  impact  from SFAS No.  145 on its  financial  position  and  results  of operations.

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
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)".  SFAS  No.  146  requires  that  a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an  entity's  commitment  to a plan,  by  itself,  does  not  create  a  present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes  that fair value is the  objective  for initial  measurement  of the liability.  The  provisions of this statement are effective for exit or disposal activities  that are  initiated  after  December 31, 2002,  with early  adoption encouraged. The Company has not completed its evaluation of the impact from SFAS
No. 146 on its financial position and results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  provides  information  which  management believes is relevant for an assessment  and  understanding  of our  consolidated financial condition and results of operations.  The discussion should be read in conjunction with our audited Consolidated  Financial Statements and accompanying notes for the year ended  December  31, 2001,  and  "Management  Discussion  and
Analysis of Financial Condition and Results of Operations"  included in our 2001 annual report on Form 10-K filed with the Securities and Exchange  Commission on
March 29, 2002, and in  conjunction  with our unaudited  Condensed  Consolidated
Financial Statements and accompanying notes for the three and nine month periods ended  September 30, 2002 and 2001,  included in this Form 10-Q. The information contained below is subject to risk factors.  We urge you to review carefully the section "Risk  Factors" in our 2001 Form 10-K for a more complete  discussion of the  risks  associated  with an  investment  in our  securities.  See  "Note  on
Forward-Looking Statements and Risk Factors" under Item 1 of our 2001 Form 10-K.

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

Critical Accounting Policies and Estimates

In preparing  our  consolidated  financial  statements,  we are required to make judgments,  assumptions  and estimates  which affect certain of our revenues and expenses,  their  related  balance  sheet  accounts  and our  disclosure  of our contingent assets and liabilities. Our most significant accounting estimates are the liability for medical claims payable, reserve for losses and loss adjustment expense, or LAE, and reinsurance  recoverables.  Due to the inherent uncertainty in projecting these  estimates,  it is not only possible but probable that there will be differences  between the projections  and the actual results.  Claims we incur in excess of our  projections  generally are not recovered in the current contract year. Any subsequent  change in an estimate for a prior period would be reflected in the current period's  operating  results.  For a description of our other critical  accounting  policies and estimates,  see Item 7 of our 2001 Form
10-K and for a more extensive discussion of our accounting policies, see Note 2,
Summary of Significant  Accounting  Policies,  in the Notes to the  Consolidated
Financial Statements in our 2001 Form 10-K filed on March 29, 2002.

Our medical claims payable liability includes an estimate for pending claims and claims incurred but not reported to us. We use a variety of actuarial projection methods to make this estimate  including  historical trends and projected future trends. Our assumptions could be affected by unanticipated  legal and regulatory changes or disputed  contract  provisions with either  providers or members.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

We review the  adequacy of our  workers'  compensation  insurance  reserves  for losses and LAE with our independent actuary  periodically.  We consider external forces such as changes in the rate of  inflation,  the  regulatory  environment, state laws,  changes in legal decisions that affect the administration or amount of payment on claims,  medical  costs and other  factors that could cause actual losses and LAE to change. The actuarial projections include a range of estimates reflecting  the  uncertainty  of  projections  over long periods of time and are based on the  anticipated  ultimate cost of losses.  We evaluate the reserves in the aggregate and make adjustments where appropriate.

Reinsurance  recoverable  primarily  represents  the estimated  amount of unpaid workers'  compensation  loss and LAE reserves  that would be recovered  from our reinsurers  and, to a lesser extent,  amounts billed to the reinsurers for their portion of paid losses and LAE and health care  claims.  Reinsurance  receivable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and LAE and medical claims payable is estimated in a manner consistent with the claim liability associated with the reinsurance  policy.  Any significant  changes in the underlying claim liability could  directly  affect  the  amount  of  reinsurance  recoverable.  Reinsurance recoverable,  including amounts related to paid and unpaid losses,  are reported as assets  rather than as a reduction  of the related  liabilities.  Reinsurance contracts do not relieve us from our  obligations to enrollees,  injured workers or  policyholders.  If our  reinsurers  were to fail to honor their  obligations
because  of  insolvency  or  disputed  contract   provisions,   we  could  incur
significant losses. Prior to entering into reinsurance  agreements,  we evaluate
the  financial   condition  of  our  reinsurers  to  minimize  our  exposure  to significant losses from reinsurer insolvencies.

RESULTS OF OPERATIONS,  THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2001.

Total Operating  Revenues increased  approximately  15.3% to $381.3 million from
$330.9 million for 2001.

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased $33.6 million or 18.2%.  The $33.6 million increase in premium revenue reflects  a 4.2%  increase  in  Medicare  member  months  (the  number of months individuals  are enrolled in a plan), a 49.4% increase in Medicaid member months and a 21.9% increase in commercial member months.  The growth in Medicare member months  contributes  significantly  to the  increase in premium  revenues as the
Medicare  per member  premium  rates are more than three  times  higher than the average commercial premium rate.

HMO premium rates for renewing  commercial groups increased on average 9% to 12%
while the overall rate increase,  including continuing business and new members, resulted in an approximate  7.8% increase.  Managed  indemnity  rates  increased approximately  17.8%.  We do not anticipate a rate increase for Medicaid in 2002 or 2003.  The basic  Medicare rate increase  received for the Las Vegas area was approximately 2%. Our overall Medicare rate increase was approximately  7.4% due primarily to the following:

     o    An increase in the Social HMO  membership as a percentage of our total
          Medicare membership. The Social HMO members have a higher average rate than our other  Medicare  members.  Over 97% of our Las Vegas,  Nevada
          Medicare members are enrolled in the Social HMO Medicare program.
     o    We  experienced  increased  risk factors in our Social HMO  membership which contributes to higher rates and corresponding medical expenses.
     o    We received rate increases in excess of 2% for  membership  outside of the Las Vegas area.

The Centers for Medicare and Medicaid  Services,  or CMS,  formerly known as the
Health Care  Financing  Administration,  or HCFA,  may  consider  adjusting  the reimbursement  factor or changing  the program for the Social HMO members in the future. At this time,  however,  the final reimbursement per member for 2004 has not been  determined  and there is no guaranty that the Social HMO contract will be renewed  beyond 2003. It should be noted that Congress has in the past agreed to  extend  the  contract.  If the  reimbursement  for these  members  decreases significantly and related benefit changes are not made timely,  there could be a materially  adverse effect on our business.  Continued  medical  premium revenue growth is principally  dependent  upon continued  enrollment in our products and upon competitive and regulatory factors.

Military  Contract  Revenues  increased $14.9 million or 17.4%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly  offset by increased  military contract  expenses  associated with those change orders. The Congressionally approved Department of Defense, or DoD, fiscal  year 2001  budget  included  several  sweeping  changes  to the  TRICARE program.  In April 2001,  Sierra Military Health Services,  Inc., or SMHS, began implementation  of a prescription  drug program for  beneficiaries  over age 65.
Likewise,  in  October  2001,  SMHS  implemented  TRICARE  for  Life  which is a comprehensive  health care benefit to those retired military  beneficiaries over age 65. Both of these program modifications  resulted from Congressional changes to the program.  SMHS administers the expanded  benefits only to the over age 65 retiree military population.  SMHS does not directly fund claims payment or bear any risk on these  program  modifications  for the actual  level of health  care service utilization and does not record any claim payments or related revenue on these program modifications.

In June 2002, SMHS began the fifth year of a five year contract with the DoD. In
October 2002, the DoD extended SMHS's  contract.  The new contract  extension is renewable annually at the DoD's option for up to four additional years. However, on August 1, 2002,  the DoD released a request for proposal for the  procurement and subsequent award of three TRICARE managed care support contracts in place of the current  seven  contracts.  SMHS expects to submit a bid proposal for one of the three new regions within the coming months.  An announcement of the awarding of these new contracts under the TRICARE Next Generation  program,  or T-Nex, is not expected until the middle of 2003,  with a transition  period  expected into mid to late  2004.  If the DoD  continues  with its  current  plan to reduce the number of  contracts  from  seven to three and we were not able to obtain one of the  three  new  contracts,  there  would be a  material  adverse  effect on our business.

SMHS  incurred  $1.3 million in bid proposal  costs during the quarter which was partially offset by a change order adjustment. We expect to incur additional bid proposal costs in the fourth quarter and in 2003.

Specialty Product Revenues  increased $610,000 or 1.2%. The revenue increase was from administrative  services revenue as workers' compensation insurance revenue remained consistent between the quarters.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus the change in unearned  premiums,  plus  premiums  assumed  from mandatory  reinsurance pools, less premiums ceded to reinsurers.  Direct written premiums  decreased  from $47.6 million in 2001 to $46.1 million in 2002 or 3.2%
due  primarily to a 30.4%  decrease in premium  production  that was offset by a
37.5% increase in composite premium rates. Ceded reinsurance  premiums decreased by $1.2 million due to the expiration of our low level reinsurance  agreement on
June 30, 2000 and a new reinsurance agreement with lower ceded premiums.

Professional Fees increased by $840,000 or 12.0% as a result of increased visits and activity at our provider subsidiaries.

Investment  and Other Revenues  increased  $560,000 or 12.4% due primarily to an increase in the  average  invested  balance  offset by a decrease in the average investment yield during the period.

Medical Expenses increased $22.7 million or 14.5% due primarily to our increased
membership.   Medical   expenses  as  a  percentage  of  medical   premiums  and
professional  fees decreased to 79.3% from 81.7%.  The decrease is primarily due to  premium  yields in excess of cost and  utilization  increases.  Our  medical claims payable  liability  requires us to make  significant  estimates.  See the discussion of our medical claims  payable  liability  under critical  accounting policies and estimates for a further explanation.

During the third  quarter  of 2002,  the  Company  entered  into a new  hospital contract.  With this new  contract,  which begins  October 1, 2002,  the Company holds some form of contracted  provider  relationship with every hospital in the
Las Vegas area.

Military  Contract  Expenses  increased $13.1 million or 15.6%.  The increase is consistent with the increase in revenues discussed  previously and includes $1.3 million in bid proposal costs offset by a change order  adjustment.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
Under the contract,  SMHS provides health care services to approximately 662,000 dependents of active duty military personnel and military retirees under the age of 65 and their dependents through a network of approximately 50,000 health care providers  and  certain  other  subcontractor  partnerships.  Also  included  in military contract expenses are costs incurred to perform specific administrative services,  such as health care appointment scheduling,  enrollment,  medical and network  management  services as well as health care advice line  services,  and other  administrative  functions of the military health care  subsidiary.  These administrative  services  are  performed  for active duty  personnel  and family members as well as retired military families.

Specialty Product Expenses increased $2.7 million or 5.4%. Expenses increased in the  workers'  compensation  operations  by $2.1  million and by $600,000 in the administrative services operations.

The increase in workers'  compensation  insurance  segment expenses is primarily due to the following:

o    In 2002, we recorded $5.5 million of net adverse loss development for prior accident  years  compared to net adverse loss  development  of $1.5 million recorded in 2001. Of the $5.5 million recorded,  $1.3 million is related to our mandatory participation in assumed reinsurance pools. The remaining net adverse loss development  recorded was largely attributable to higher costs per claim, or claim severity, in California.  Higher claim severity has had a negative impact on the entire California workers'  compensation  industry in the past few periods and this trend may continue.
o    The loss  and LAE  ratio  for the  2002  accident  year  was  lower  due to significant  premium  increases offset partly by the termination of the low level  reinsurance  agreement.  The lower loss and LAE ratio  resulted in a
     decrease  in  expense  of  approximately   $2.1  million.   The  low  level
     reinsurance  agreement  terminated  on June 30, 2000,  which  resulted in a higher risk  exposure on  policies  effective  after that date and a higher amount of net incurred loss and LAE.
o    A net increase in underwriting expenses, policyholders' dividends and other operating expenses of approximately $200,000.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  significant  estimates.  See the  discussion of our reserves for losses and LAE under critical accounting policies and estimates for a further explanation.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from reinsurers.  During the quarter,  we increased our ceded reserves by $7.5  million  and  received  payments  from our  reinsurers  totaling  $23.6 million. Our net reinsurance recoverable decreased by $16.1 million in the third quarter of 2002,  compared to a $2.0  million  decrease in the third  quarter of
2001.

In February 2002,  California  enacted  Assembly Bill 749. This new  legislation will  increase  benefits  paid to  injured  workers  starting  January  1, 2003.
Increased  loss costs,  such as benefit  increases,  are normally built into the rate making  process so that  premiums  are  increased  to cover the increase in costs.  On October 18, 2002, the  California  Insurance  Commission  approved an increase of 10.5% in pure premium rates for new and renewal  policies  effective in 2003. In addition,  the  Commission  approved a 4.9% increase in pure premium rates to the unexpired  terms of policies in force at January 1, 2003.  Although we intend to increase our premiums, there is no assurance that our increase will be sufficient  enough to cover the ultimate  cost  increases or that the WCIRB's estimate is accurate. Assembly Bill 749 is effective for claims occurring on and after January 1, 2003. However,  due to other statutes,  certain temporary total disability claims with dates of injury prior to 2003 will automatically increase to the new benefit levels effective January 1, 2003.

Reinsurance  contracts do not relieve us from our obligations to insured workers or policyholders. At September 30, 2002, we had over $183 million in reinsurance recoverable.  Prior to entering  into  reinsurance  agreements,  we evaluate the financial  condition of our  reinsurers to minimize our exposure to  significant losses from reinsurer insolvencies. At September 30, 2002, all of our reinsurers were rated A+ or better by Fitch Ratings and the A.M. Best Company. Should these companies  be unable to perform  their  obligations  to  reimburse  us for ceded losses,  we would  experience  significant  losses  and it could have a material adverse effect on our business.

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 109.4%  compared to
105.5% for 2001.  The increase was  primarily  due to increased net adverse loss development for prior accident years.

General,  Administrative  and Marketing  Expenses, or G&A,  increased  $3.2 million or 10.8%.  The primary  increases in G&A  expenses were brokers fees and facility lease expense. The increase in brokers fees is primarily due to the growth in premium revenues. The increase in facility lease expense is due to the
rent  payments   associated   with  the   sale-leaseback   transaction  for  our
administrative  buildings now being recorded as an operating  expense instead of depreciation and interest expense. As a percentage of revenues, G&A expenses were 8.7% for 2002, compared to 9.1% in 2001. As a percentage of medical premium revenue,  G&A expenses were 15.3% for 2002,  compared to 16.3% for 2001. Our office buildings associated with the sale-leaseback  transaction  qualified as a sale at the end of the first  quarter  of 2002.  This  resulted  in a  quarterly increase in G&A expenses of  approximately  $1.1 million and a corresponding decrease in interest expense. See Note 6 of the Notes to Condensed  Consolidated
Financial   Statements  for  a  further   explanation   of  the   sale-leaseback
transaction.

Interest  Expense  and Other,  Net  decreased  $2.6  million or 66.3%.  Interest expense  related to the revolving  credit facility  decreased  $500,000 due to a decrease  in the  average  balance of  outstanding  debt during the period and a decrease in the weighted average cost of borrowing. Our average interest rate on the revolving credit facility,  excluding the amortization of deferred financing fees,  our interest rate swap  agreement  and fees on the unused  portion of the credit  facility was 4.4% in 2002,  compared to 7.7% in 2001.  We incur a fee of
0.5% on the unused portion of the revolving credit facility. In addition, we are amortizing $300,000 per quarter of deferred financing fees.

Interest  expense related to the  sale-leaseback  transaction  decreased by $1.5 million as the remaining  eight buildings have qualified as a sale since the end of the third quarter of 2001. The quarterly impact of the entire  sale-leaseback transaction  qualifying as a sale compared to the treatment  prior to qualifying for a sale is a decrease in interest  expense of $2.4  million and a decrease in depreciation  expense of $900,000  offset by an  increase  in  facility  rent on office  buildings of $1.3  million and $1.6 million in facility  rent on medical buildings.  See  Note  6  of  the  Notes  to  Condensed  Consolidated  Financial
Statements for a further explanation of the sale-leaseback transaction.

In addition, we had a net gain on the sale of assets of $240,000 in 2002.

Provision  for Income Taxes was  recorded at $6.1  million for 2002  compared to
$2.3 million for 2001.  The effective tax rate for both periods was 33.5% and is expected to increase  slightly in 2003.  Our ongoing  effective tax rate is less than the statutory rate due primarily to tax preferred investments. The State of
Nevada is  considering  several  alternatives  to increase  tax revenues for the state including imposing a gross receipts tax or corporate state income tax that may begin in 2003. It is not anticipated that our results of operations would be significantly impacted by this tax.

Discontinued   Operations   consist  entirely  of  our  Texas  HMO  health  care
operations.  We  elected  to  adopt  early  Statement  of  Financial  Accounting
Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets",  or SFAS No. 144,  effective  January 1, 2001.  In the third quarter of
2001, we decided to exit the Texas HMO health care market and received  approval from the Texas Department of Insurance in mid-October  2001. We ceased providing
HMO health care coverage on April 17, 2002. In accordance with SFAS No. 144, our
Texas  HMO  health  care  operations  are  now  reclassified  as a  discontinued
operation.  Net income from discontinued operations in the third quarter of 2002 was $1.9 million  compared to a loss of $12.1  million for the third  quarter of
2001. The utilization of prior premium deficiency reserves were $124,000 in 2002 and $7.1 million in 2001. The net income from discontinued operations in 2002 of
$1.9  million  was the  result of a gain on a debt  payment to  Kaiser-Texas  of
$628,000,  net of tax, and the reduction of our medical claims payable  reserve, which resulted in a gain of $1.3 million, net of tax. See Note 3 of the Notes to
Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS,  NINE MONTHS ENDED  SEPTEMBER 30, 2002,  COMPARED TO NINE
MONTHS ENDED SEPTEMBER 30, 2001.

Total Operating  Revenues,  increased  approximately  14.9% to $1.09 billion from
$952.4 million for 2001.

Medical  Premiums  from our HMO and  managed  indemnity  insurance  subsidiaries increased  $113.2  million or 21.7%.  The  $113.2  million  increase  in premium revenue reflects a 5.1% increase in Medicare member months (the number of months individuals  are enrolled in a plan), a 60.5% increase in Medicaid member months and a 27.1% increase in commercial member months.  The growth in Medicare member months  contributes  significantly  to the  increase in premium  revenues as the
Medicare  per member  premium  rates are more than three  times  higher than the average commercial premium rate.

HMO premium rates for renewing  commercial groups increased on average 9% to 12%
while the overall rate increase,  including continuing business and new members, resulted in an approximate  7.5% increase.  Managed  indemnity  rates  increased approximately  13.6%.  We do not anticipate a rate increase for Medicaid in 2002 or 2003.  The basic  Medicare rate increase  received for the Las Vegas area was approximately 2%. Our overall Medicare rate increase was approximately  6.7% due primarily to the following:

     o    An increase in the Social HMO  membership as a percentage of our total
          Medicare membership. The Social HMO members have a higher average rate than our other  Medicare  members.  Over 97% of our Las Vegas,  Nevada
          Medicare members are enrolled in the Social HMO Medicare program.
     o    We  experienced  increased  risk factors in our Social HMO  membership which contributes to higher rates and corresponding medical expenses.
     o    We received rate increases in excess of 2% for  membership  outside of the Las Vegas area.

The Centers for Medicare and Medicaid  Services,  or CMS,  formerly known as the
Health Care  Financing  Administration,  or HCFA,  may  consider  adjusting  the reimbursement  factor or changing  the program for the Social HMO members in the future. At this time,  however,  the final reimbursement per member for 2004 has not been  determined  and there is no guaranty that the Social HMO contract will be renewed  beyond 2003. It should be noted that Congress has in the past agreed to  extend  the  contract.  If the  reimbursement  for these  members  decreases significantly and related benefit changes are not made timely,  there could be a materially  adverse effect on our business.  Continued  medical  premium revenue growth is principally  dependent  upon continued  enrollment in our products and upon competitive and regulatory factors.

Military  Contract  Revenues  increased  $24.1 million or 9.4%.  The increase in
revenue  is  primarily  the  result  of  additive   change  order  work  and  is
significantly  offset by increased  military contract  expenses  associated with those change orders. The Congressionally approved Department of Defense, or DoD, fiscal  year 2001  budget  included  several  sweeping  changes  to the  TRICARE program. In April 2001, SMHS began implementation of a prescription drug program for  beneficiaries  over age 65.  Likewise,  in October 2001,  SMHS  implemented
TRICARE for Life which is a  comprehensive  health care benefit to those retired military  beneficiaries over age 65. Both of these  modifications  resulted from
Congressional  changes to the program.  SMHS  administers the expanded  benefits only to the over age 65 retiree military population. SMHS does not directly fund claims  payment or bear any risk on these program  modifications  for the actual level of health care service  utilization and does not record any claim payments or related revenue on these program modifications.

Specialty Product Revenues  increased $4.7 million or 3.4%. The revenue increase was from the workers' compensation insurance segment as administrative  services revenue remained consistent between the periods.

Workers'  compensation  net earned premiums are the end result of direct written premiums,  plus the change in unearned  premiums,  plus  premiums  assumed  from mandatory  reinsurance pools, less premiums ceded to reinsurers.  Direct written premiums decreased from $143.0 million in 2001 to $132.4 million in 2002 or 7.4%
due  primarily  to a 26.7%  decrease in premium  production  that was  partially offset  by a 26.3%  increase  in  composite  premium  rates.  Ceded  reinsurance premiums  decreased by 107.9% due to the expiration of our low level reinsurance agreement on June 30, 2000,  and a new  reinsurance  agreement  with lower ceded premiums.  In  addition,  during the  second  quarter of 2002,  we  recorded  an adjustment of our estimate of historical ceded premiums related to the low level agreement which further reduced our ceded reinsurance by $2.0 million.

Professional Fees increased $1.0 million or 4.5% as a result of increased visits and activity at our provider subsidiaries.

Investment and Other Revenues  decreased $1.5 million or 9.2% due primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance.

Medical Expenses increased $86.8 million or 19.6% due primarily to our increased
membership.   Medical   expenses  as  a  percentage  of  medical   premiums  and
professional  fees decreased to 80.5% from 81.4%.  The decrease is primarily due to  premium  yields in  excess  of cost and  utilization  increases  which  were partially  offset  by  higher  bed  days in 2002.  Our  medical  claims  payable liability requires us to make significant  estimates.  See the discussion of our
medical  claims  payable  liability  under  critical   accounting  policies  and
estimates for a further explanation.

During the third  quarter  of 2002,  the  Company  entered  into a new  hospital contract.  With this new  contract,  which begins  October 1, 2002,  the Company holds some form of contracted  provider  relationship with every hospital in the
Las Vegas area.

Military  Contract  Expenses  increased  $18.5 million or 7.4%.  The increase is consistent  with the  increase in  revenues  discussed  previously.  Health care delivery  expense  consists  primarily of costs to provide  managed  health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract.
Under the contract,  SMHS provides health care services to approximately 662,000 dependents of active duty military personnel and military retirees under the age of 65 and their dependents through a network of approximately 50,000 health care providers  and  certain  other  subcontractor  partnerships.  Also  included  in military contract expenses are costs incurred to perform specific administrative services,  such as health care appointment scheduling,  enrollment,  medical and network  management  services as well as health care advice line  services,  and other  administrative  functions of the military health care  subsidiary.  These administrative  services  are  performed  for active duty  personnel  and family members as well as retired military families.

Specialty Product Expenses increased $7.7 million or 5.5%. Expenses increased in the  workers'  compensation  operations  by  approximately  $7.2  million and by
$500,000 in administrative services operations.

The increase in workers'  compensation  insurance  segment expenses is primarily due to the following:

o    Approximately  $3.0  million  in  additional  loss and LAE  related  to the increase in net earned premiums in 2002 compared to 2001.
o    In 2002,  we recorded  $10.8  million of net adverse loss  development  for prior  accident  years  compared to net adverse  loss  development  of $7.3 million  recorded in 2001. Of the $10.8 million  recorded,  $1.3 million is related to our mandatory  participation in assumed  reinsurance  pools. The net adverse loss  development  recorded was largely  attributable to higher costs per claim,  or claim severity,  in California.  Higher claim severity has had a negative impact on the entire  California  workers'  compensation industry in the past few periods and this trend may continue.
o    The loss and LAE ratio for the 2002  accident year was lower by 1.6% due to significant  premium  increases  offset by the termination of the low level reinsurance agreement.  The lower loss and LAE ratio resulted in a decrease in  expense  of  approximately  $2.1  million.  The low  level  reinsurance agreement  terminated  on June 30,  2000,  which  resulted in a higher risk exposure on policies  effective  after that date and a higher amount of net incurred  loss  and  LAE.
o    A net increase in underwriting expenses, policyholders' dividends and other operating expenses of $2.8 million related primarily to the increase in net earned premiums.

Since 1999,  we have  experienced  adverse loss  development  on prior  accident years.  Loss  reserves  are  evaluated  periodically  and  due to  the  inherent uncertainty in projecting loss reserves,  it is possible that we may continue to experience adverse development in the foreseeable future. Our reserve for losses and LAE requires us to make  significant  estimates.  See the  discussion of our reserves for losses and LAE under critical accounting policies and estimates for a further explanation.

The net adverse loss  development  on prior  accident years included those years that were covered by our low level  reinsurance  agreement.  This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from  reinsurers.  During the nine months ended September 30, 2002, we increased  our ceded  reserves by $28.2  million and received  payments from our reinsurers totaling $62.3 million. Our net reinsurance  recoverable decreased by
$34.1 million for the nine months ended September 30, 2002,  compared to an $8.6 million decrease for the nine months ended September 30, 2001.

The combined  ratio is a measurement of the workers'  compensation  underwriting profit or loss and is the sum of the loss and LAE  ratio,  underwriting  expense ratio and  policyholders'  dividend  ratio.  A combined  ratio of less than 100%
indicates an  underwriting  profit.  Our combined  ratio was 107.9%  compared to
106.0% for 2001.  The increase was  primarily  due to increased net adverse loss development for prior accident years.  Excluding adverse loss  development,  the combined ratio would have been 99.8% for 2002 and 100.3% for 2001.

General,   Administrative  and  Marketing   Expenses,   or  G&A,   increased
approximately  $9.4 million or 10.8%. The primary  increases in G&A expenses were payroll and benefits,  brokers fees,  which were primarily due to increased premium  revenues,  and facility lease  expense.  The increase in facility lease expense  is  due  to  the  rent  payments  associated  with  the  sale-leaseback transaction for our administrative  buildings now being recorded as an operating expense  instead of  depreciation  and interest  expense.  Our office  buildings associated with the sale-leaseback transaction qualified as a sale at the end of the first  quarter of 2002.  This  resulted in a  quarterly  increase in G&A expenses of approximately $1.1 million and a corresponding  decrease in interest expense. See Note 6 of the Notes to Condensed  Consolidated Financial Statements
for a further explanation of the sale-leaseback  transaction. As a percentage of revenues,  G&A  expenses were 8.8% for 2002,  compared to 9.1% in 2001. As a percentage of medical  premium  revenue,  G&A  expenses were 15.1% for 2002, compared to 16.6% for 2001.

Interest  Expense  and Other,  Net  decreased  $8.3  million or 57.5%.  Interest expense related to the revolving credit facility decreased $2.6 million due to a decrease  in the  average  balance of  outstanding  debt during the period and a decrease in the weighted average cost of borrowing. Our average interest rate on the revolving credit facility,  excluding the amortization of deferred financing fees,  our interest rate swap  agreement  and fees on the unused  portion of the credit  facility was 6.0% in 2002,  compared to 8.8% in 2001.  We incur a fee of
0.5% on the unused portion of the revolving credit facility. In addition, we are amortizing $300,000 per quarter of deferred financing fees.

Interest  expense related to the  sale-leaseback  transaction  decreased by $3.1 million as the remaining  eight buildings have qualified as a sale since the end of the third quarter of 2001. See Note 6 of the Notes to Condensed  Consolidated
Financial   Statements  for  a  further   explanation   of  the   sale-leaseback
transaction.

CII Financial  debenture interest decreased by $1.2 million in 2002, as a result of the restructuring of the debentures, which occurred during the second quarter of 2001 when we recorded a net gain of $700,000 on the transaction.

We had a net gain on sale of assets of $100,000  in 2002,  compared to a loss of
$2.4 million in 2001. In addition,  we had various  other  increases in interest and other expense totaling $400,000.

Provision for Income Taxes was recorded at $15.1  million for 2002,  compared to
$5.9 million for 2001.  The effective  tax rate for both periods was 33.5%.  Our ongoing  effective tax rate is less than the statutory rate due primarily to tax preferred  investments.  The  State of Nevada is  considering  imposing  a gross receipts  tax or corporate  state  income tax that may begin in 2003.  It is not anticipated that our results of operations  would be  significantly  impacted by this tax.

Discontinued   Operationss   consist  entirely  of  our  Texas  HMO  health  care
operations.  Net income from  discontinued  operations  in 2002 was $1.9 million compared to a loss of $13.4 million in 2001.  The  utilization  of prior premium deficiency  reserves were $1.7 million in 2002,  and $15.6 million in 2001.  The net income from  discontinued  operations  in 2002 was the result of a gain on a debt payment to Kaiser-Texas  of $628,000,  net of tax, and the reduction of our medical claims payable reserve, which resulted in a gain of $1.3 million, net of tax. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

For continuing  operations,  we had cash in-flows from  operating  activities of
$139.9 million in 2002,  compared to $89.0 million in 2001.  After adjusting for the timing of our Medicare  payment  received October 1, 2002, cash in-flows for
2002 would have been $168.6  million.  The  improvement  over 2001 is  primarily attributable to increased cash from earnings,  reinsurance recoveries, an income tax refund and an increase in medical premiums.

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

For continuing  operations,  cash used in investing  activities  during 2002 was
$115.9 million,  compared to $3.3 million in 2001. The 2002 amount included $5.6 million in net capital  expenditures  compared to $2.5 million in 2001.  The net change in  investments  for the period was an increase in  investments of $110.3 million for 2002 and $840,000 for 2001 as  investments  were purchased with cash from operations.

For continuing  operations,  cash used in financing  activities  during 2002 was
$15.6 million,  compared to $69.2 million in 2001. The 2002 amount  included net payments of $39.0  million on the  revolving  credit  facility,  compared to net payments of $41.0 million in 2001.  Additional payments of $3.6 million and $6.0 million  were made on other  outstanding  debt and  capital  leases for 2002 and
2001,  respectively.  Proceeds from the sale-leaseback  notes were $16.9 million and $2.9 million for 2002 and 2001,  respectively.  Additionally,  $27.3 million was  used in  2001  for  the  purchase  of CII  Financial's  7 1/2%  convertible subordinated debentures.  In 2001, we have purchased $1.0 million in outstanding
CII Financial 9 1/2% senior  debentures.  Proceeds from the issuance of stock in connection with stock plans were $10.2 million in 2002, compared to $2.2 million in 2001.

Discontinued  Texas HMO health  care  operations  used cash of $30.5  million in
2002, compared to $26.4 million in 2001. The cash used in 2002 was primarily for the run out of claims offset in part by premiums collected. Based on the current estimated Texas HMO healthcare run-out costs and recorded  reserves,  we believe we have  adequate  funds  available  and the  ability  to  invest,  should we be required to do so, adequate funds in Texas to meet the  anticipated  obligations for our members' claims.

Revolving Credit Facility

Our revolving credit facility balance  decreased from $89 million to $50 million during the nine month period ended  September 30, 2002. The balance is reflected as current  since the  credit  facility  matures  on  September  30,  2003.  The availability  under the credit  facility  has been  reduced  to $101  million at
September 30, 2002, leaving $51 million available under the credit facility. The total  availability,  however,  will be reduced by $6.0  million on December 31,
2002 and by $10.0 million on June 30, 2003.  Interest under the revolving credit facility is variable and is based on Bank of America's  "prime rate" adjusted by a margin.  The rate as of September 30, 2002, is 4.375%,  which is a combination of the prime rate of 4.75%,  less a credit of .375%. We received .5% drop in the prime rate as of November 7, 2002,  which makes our new rate 3.875%.  The margin can fluctuate  based on our  completing  certain  transactions  or if we fail to exceed  certain  financial  ratios.  The margin was  reduced by 1.0% on April 1,
2002, since we exceeded  certain ratio  requirements as of December 31, 2001. Of the  outstanding  balance,  $25  million  is covered  by an  interest-rate  swap agreement.  In accordance with Statement of Financial  Accounting  Standards No.
133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS No.
133, we increased our recorded  liability of the  interest-rate  swap  agreement during 2002 by $115,000.

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

The  transaction was accounted for as a restructuring  of debt;  therefore,  all future cash payments,  including  interest,  related to the  debentures  will be reductions  of the  carrying  amount of the  debentures  and no future  interest expense will be recognized.  Accordingly,  the 9 1/2% senior  debentures  have a carrying  amount of $16.8 million,  which consists of principal  amount of $14.0 million and $2.8 million in future accrued interest.

The 9 1/2% senior  debentures pay interest,  which is due semi-annually on March
15 and September 15 of each year,  commencing on September 15, 2001.  The 9 1/2%
senior debentures rank senior to outstanding notes payable from CII Financial to
Sierra and CII Financial's guarantee of Sierra's revolving credit facility.  The
9 1/2%  senior  debentures  may be  redeemed  by CII  Financial  at any  time at premiums  currently at 105% and declining to 100% for redemptions after April 1,
2004. In the event of a change in control of CII Financial, the holders of the 9
1/2% senior  debentures  may require that CII Financial  repurchase  them at the then applicable redemption price, plus accrued and unpaid interest.

CII  Financial  is a  holding  company  and its  only  significant  asset is its investment  in  California  Indemnity.  Of the  $27.3  million  in cash and cash equivalents  held  at  September  30,  2002,  approximately  $26.7  million  was designated for use only by the regulated insurance companies.  CII Financial has limited  sources of cash and is  dependent  upon  dividends  paid by  California
Indemnity.  California Indemnity may pay a dividend,  without the prior approval of the state insurance commissioner, only to the extent the cumulative amount of dividends  or  distributions  paid or  proposed  to be paid in any year does not exceed the amount shown as unassigned  funds (reduced by any unrealized gains or losses  included  in any  such  amount)  on its  statutory  statement  as of the previous December 31. In 2002,  California  Indemnity can pay dividends of up to
$2.1 million without the prior approval of the state insurance commissioner.  In
2002,  California Indemnity paid a dividend of $750,000 and in 2001,  California
Indemnity  received  prior  approval  to pay an  aggregate  of $10.0  million in dividends. We are not in a position to assess the likelihood of obtaining future approval for the payment of dividends other than those  specifically  allowed by law without prior approval in each of our subsidiaries' state of domicile.

Statutory Capital and Deposit Requirements

Our HMO and insurance  subsidiaries are required by state regulatory agencies to maintain  certain  deposits  and must also meet  certain  net worth and  reserve requirements.  The HMO and  insurance  subsidiaries  had  restricted  assets  on deposit in various states  totaling $33.3 million at September 30, 2002. The HMO and  insurance  subsidiaries  must also meet  requirements  to maintain  minimum stockholders'  equity,  on a  statutory  basis,  as well as  minimum  risk-based
capital   requirements,   which  are  determined  annually.   Additionally,   in
conjunction  with the exit from the  Texas HMO  health  care  market,  the Texas
Department of Insurance  approved a plan of withdrawal  and TXHC is now required to maintain  deposits and net worth of at least $3.5 million.  We believe we are in compliance  with our  regulatory  requirements.  We are limited by our credit facility in the amount of funds we can invest in our Texas operations.

Of the $93.8  million in cash and cash  equivalents  held at September 30, 2002,
$48.8 million was designated for use only by the regulated subsidiaries. Amounts are  available  for transfer to the holding  company from the HMO and  insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing  management  agreements and by dividends.  The holding company will not receive  dividends  from its  regulated  subsidiaries  if such dividend payment would cause violation of statutory net worth and reserve requirements.

In California,  workers'  compensation  insurers are required to place qualified securities on deposit with the state to cover  potential  workers'  compensation claims. The amount of the deposit is calculated annually and is largely based on the  amount of  workers'  compensation  insurance  premiums  earned  during  the preceding three years. A credit for ceded reinsurance to companies authorized as reinsurers  by the  California  Department of Insurance can reduce the amount of deposit that a workers'  compensation insurer must place. However, any reduction in the deposit for ceded  reinsurance  must then be made up by the  reinsurer so that 100% of the deposit  requirements are met. Failure of the reinsurer to make the  required  deposit  can result in a  disallowance  of the ceded  reinsurance credit by the ceding insurance  company.  The ceding insurance company will then either  have to place the  required  deposit  or show the ceded  reinsurance  as unauthorized reinsurance, which in turn reduces its total statutory surplus.

Sierra's  workers'  compensation   insurance  companies  were  notified  by  the
California  Department  of  Insurance  in  August  of  2002,  that  some  of its reinsurers  had  failed  to make the  required  deposit.  We have  notified  our reinsurers  of this and they are in the process of making the required  deposit.
If the reinsurers were to fail to make the required  deposit,  this could have a material  adverse effect on our workers'  compensation  insurance  subsidiaries'
ability to write business.

Obligations and Commitments

The following schedule  represents our obligations and commitments for long-term debt,  capital  leases and  operating  leases at September  30,  2002.  With the exception of our revolving  credit  facility,  the amounts  below  represent the entire payment, principal and interest, on our outstanding obligations.

                                                     Long-Term           Capital         Operating
                                                        Debt             Leases           Leases            Total

(In thousands)
Continuing Operations
Payments due within 12 months...................       $51,541              $121         $ 17,808          $ 69,470
Payments due in 13 to 36 months.................        15,414               130           33,432            48,976
Payments due in 37 to 60 months.................            71                61           32,209            32,341
Payments due in more than 60 months.............           521               187          123,648           124,356
                                                        ------               ---          -------           -------
     Total Continuing Operations................       $67,547              $499         $207,097          $275,143
                                                        ======               ===          =======           =======

Discontinued Operations
Payments due within 12 months...................       $ 1,899              $235                           $  2,134
Payments due in 13 to 36 months.................         5,065                                                5,065
Payments due in 37 to 60 months.................        17,674                                               17,674
Payments due in more than 60 months.............                                                                  -
                                                        ------               ---                            -------
     Total Discontinued Operations..............       $24,638              $235                           $ 24,873
                                                        ======               ===                            =======

The amount  included in long-term debt payments for  discontinued  operations is for a mortgage  loan  secured by certain  underlying  real estate  assets of the discontinued  operations.  We are  actively  seeking a buyer for the real estate assets and anticipate selling them within the next 12 months. As the real estate assets are sold,  we are required to make  reductions  on the mortgage  note and completely satisfy the obligation once all of the assets have been sold.

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
30  will  distinguish  transactions  that  are  part  of an  entity's  recurring operations from those that are unusual and infrequent that meet the criteria for classification  as an  extraordinary  item.  SFAS No.  145 is  effective  for us beginning January 1, 2003, but we may adopt the provisions of SFAS No. 145 prior to this date. We have not yet  completed our  evaluation of the impact from SFAS
No. 145 on our financial position and results of operations.

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
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)".  SFAS  No.  146  requires  that  a  liability  for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an  entity's  commitment  to a plan,  by  itself,  does  not  create  a  present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes  that fair value is the  objective  for initial  measurement  of the liability.  The  provisions of this statement are effective for exit or disposal activities  that are  initiated  after  December 31, 2002,  with early  adoption encouraged. We have not yet completed our evaluation of the impact from SFAS No.
146 on our financial position and results of operations.

Other

Under our current  revolving credit facility,  which expires September 30, 2003, we are limited to $20.2 million in capital  expenditures  for 2003.  Our planned expenditures  include  a  new  provider  clinic,  digital  radiology  equipment, upgrades  to our  disaster  recovery  systems,  various  computer  hardware  and software,  furniture and equipment and other normal  capital  requirements.  Our liquidity  needs over the next 12 months will primarily be for the capital items noted above,  debt service and funds  required to exit the Texas HMO health care market.  We believe that our existing working capital,  operating cash flow and, if necessary,  equipment  leasing,  divestitures of certain  non-core assets and amounts  available  under our credit  facility  and  securitization  arrangement should  be  sufficient  to fund  our  capital  expenditures  and  debt  service.
Additionally,  subject to unanticipated cash  requirements,  we believe that our existing  working  capital and operating  cash flow should enable us to meet our liquidity needs on a long-term basis.

In the second quarter of 1997, our Board of Directors  authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of
Directors  authorized an additional $2.5 million loan from us to the CEO. In the second quarter of 2001, our Board of Directors  approved a loan amendment  which extended the maturity of the principal  balance  along with accrued  interest to
December 31, 2003. During 2001, the CEO made payments of $898,000. No additional payments  have been made during 2002 and as of September  30, 2002 the aggregate principal balance outstanding and accrued interest for both instruments was $5.2 million.  All amounts borrowed bear interest at a rate equal to our current rate on our revolving credit facility plus 10 basis points.  The amounts  outstanding are  collateralized  by certain of the CEO's  assets and rights to  compensation from us. The loan is pledged as collateral under our revolving credit facility.

We have a $25 million  interest-rate swap agreement,  which expires on September
29, 2003,  that allows us to mitigate the risk of interest rate  fluctuation  on our credit  facility.  The intent of the agreement was to keep our interest rate on $25 million of the credit facility  relatively fixed. In accordance with SFAS
No. 133, we recorded the interest-rate swap agreement to fair market value as of
September 30, 2002.  The fair market value  indicated  that we would need to pay
$800,000 to terminate the swap  agreement  compared to an indicated  fair market value of $685,000 at December  31,  2001.  If the prime rate were to decrease by
1%, we estimate our maximum increase in annual expense  associated with the swap to be approximately $250,000.

Membership
----------

                                                                           Number of Members at September 30,
                                                                             2002                     2001

Continuing Operations:
HMO
  Commercial..................................................              185,800                  168,200
  Medicare....................................................               47,100                   45,300
  Medicaid....................................................               34,900                   23,500
Managed Indemnity.............................................               26,700                   29,300
Medicare Supplement...........................................               19,900                   25,000
Administrative Services (1)...................................              219,600                  206,100
TRICARE Eligibles.............................................              662,300                  643,300
                                                                          ---------                ---------
Total Members, Continuing Operations..........................            1,196,300                1,140,700
                                                                          =========                =========

Discontinued Texas Operations:
-----------------------------
HMO
  Commercial..................................................                    -                   50,900
  Medicare (2) ...............................................                    -                   14,100
                                                                          ---------                ---------
Total Members, Discontinued Operations........................                    -                   65,000
                                                                          =========                =========

(1)  Restated to exclude the  workers'  compensation  ASO  membership  which was
     93,000 at September 30, 2001.

(2)  The 2001 Medicare  membership  does not include 5,400 Houston  members that the  Company  ceded  to  AmCare  Health  Plans  of  Texas,  Inc.,  under  a reinsurance agreement on December 1, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, we had unrealized  holding gains on available for sale investments  of $2.0  million  compared  to  unrealized  holding  losses of $5.6 million at December 31, 2001. This fluctuation is due primarily to a decrease in the yield on Government obligations and a decrease in mortgage rates. We believe that changes in market interest rates,  resulting in unrealized holding gains or losses,  should not have a material  impact on future earnings or cash flows, as it is  unlikely  that we would  need or choose to  substantially  liquidate  our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on the  evaluation  by the Chief  Executive  Officer  and Chief  Financial
Officer of the  Company as of a date  within 90 days of the filing  date of this quarterly report,  those officers believe that the Company's disclosure controls and procedures are reasonably  effective to ensure that the information required to be included  in this  report has been  recorded,  processed,  summarized  and reported on a timely basis.  There have not been any significant  changes in the
Company's internal controls or in other factors that could significantly  affect these  controls and there have been no  corrective  actions taken with regard to significant  deficiencies and material weaknesses subsequent to the date of such officers' evaluation.

                  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other  litigation in the ordinary course of business.  Such litigation includes, for example, claims of medical malpractice, claims for coverage or payment for medical services  rendered to HMO members and claims by providers for payment for medical  services  rendered to HMO and other members.  Some litigation may also include claims for punitive  damages that are not  covered by  insurance.  Also  included  in such  litigation  are claims for workers'  compensation  and claims by providers for payment for medical services rendered to injured  workers.  These actions are in various stages of litigation and some may  ultimately  be brought to trial.  With respect to certain  pending actions,  the Company  maintains  commercial  insurance  coverage  with  varying deductibles  for which  the  Company  maintains  reserves  for its  self-insured portion  based upon its current  assessment  of such  litigation.  Due to recent unfavorable  changes in the commercial  insurance  market,  the Company has, for certain risks,  purchased  coverage with higher  deductibles and lower limits of
coverage.  In  the  opinion  of  management,   based  on  information  presently
available, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (99.1) Certification pursuant to 18 U.S.C. as adopted pursuant to
                    Section 906 of the  Sarbanes-Oxley  Act of 2002 of Principal
                    Executive Officer dated November 14, 2002.

               (99.2) Certification pursuant to 18 U.S.C. as adopted pursuant to
                    Section 906 of the  Sarbanes-Oxley  Act of 2002 of Principal
                    Financial Officer dated November 14, 2002.

          (b)  Reports on Form 8-K

               Current  Report on Form 8-K,  dated  August  14,  2002,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               Company's  Principal  Executive  Officer and Principal  Financial
               Officer  submitting sworn  statements  pursuant to the Securities and Exchange Commission Order No. 4-460.

               Current  Report on Form 8-K,  dated  September 5, 2002,  with the
               Securities  and  Exchange   Commission  in  connection  with  the
               announcement  of the  Company's  participation  in a health  care conference on September 18, 2002.

                                   SIGNATURES

               Pursuant to the  requirements  of the Securities  Exchange Act of
               1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIERRA HEALTH SERVICES, INC.
                                   ----------------------------
                                           (Registrant)

Date:  November 14, 2002               /s/  Paul H. Palmer
                                    -----------------------------------
                                    Paul H. Palmer
                                    Senior Vice President of Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Anthony M. Marlon, M.D., Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sierra Health Services,
Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

     b. evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud,  whether or not material,  that involves  management or other employees who have significant role in the registrant's  internal controls;
     and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent  to the date of our most recent  evaluation,  including my corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                /s/ Anthony M. Marlon
                                                ---------------------
                                                Anthony M. Marlon
                                                Chief Executive Officer

                                  CERTIFICATION

I, Paul H. Palmer, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sierra Health Services,
Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

     b. evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this quarterly report (the "Evaluation Date"); and

     c.  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud,  whether or not material,  that involves  management or other employees who have significant role in the registrant's  internal controls;
     and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent  to the date of our most recent  evaluation,  including my corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                   /s/ Paul H. Palmer
                                                   ------------------
                                                   Paul H. Palmer
                                                   Chief Financial Officer