Form 10-K
period 2002-12-31
SIERRA HEALTH SERVICES INC
filed 2003-03-25
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number:    1-8865

Sierra Health Services, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	88-0200415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2724 North Tenaya Way
Las Vegas, Nevada    89128
(Address of Principal Executive Offices)(Zip Code)

(702) 242-7000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.005	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [     ]

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes   [X]     No [     ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 was $632,537,000.

      The number of shares of the registrant's common stock outstanding on March 7, 2003 was 27,592,000.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT Portions of the registrant's definitive proxy statement for its 2003 annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.	WHERE INCORPORATED Part III

Sierra Health Services, Inc.
2002 Annual Report on Form 10-K

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Unless specifically indicated or the context clearly indicates otherwise, "Sierra," "we," "us," and "our" refer to Sierra Health Services, Inc. and its subsidiaries.

Overview

We are a managed healthcare organization that provides and administers the delivery of comprehensive healthcare programs with an emphasis on quality care and cost management. Our strategy has been to develop and offer a portfolio of managed healthcare products to employer groups and individuals. Our broad range of managed healthcare services is provided through the following:

  A federally qualified health maintenance organization or HMO;

  managed indemnity plans;

  a subsidiary that administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1;

  a third-party administrative services program for employer-funded health benefit plans and self-insured workers' compensation plans; and

  ancillary products and services that complement our managed healthcare product lines.

Required financial information by business segment is set forth in Note 17 of the Notes to the Consolidated Financial Statements. Segment financial information for prior years has been restated to reflect our current business segments and excludes discontinued operations. Unless otherwise indicated, information presented in this 2002 Form 10-K is for continuing operations and excludes the discontinued Texas HMO health care operations and workers' compensation insurance operations.

Managed Care Products and Services

Our primary types of health care coverage are HMO plans, HMO Point of Service plans, or POS plans, and managed indemnity plans, which include a preferred provider organization, or PPO option. As of December 31, 2002, we provided HMO products to approximately 272,000 members in Nevada. We also provide managed indemnity products to approximately 27,000 members, Medicare supplement products to approximately 19,000 members, and administrative services to approximately 221,000 members. Medical premiums accounted for approximately 67% of total revenues from continuing operations in 2002.

Health Maintenance Organizations. We operate a mixed model HMO in Las Vegas, Nevada, in which we use our own multi-specialty medical group as well as a network of independently contracted providers. We also operate a network model HMO in Reno, Nevada. Independently contracted primary care physicians and specialists for our HMO are compensated on a capitation or modified fee-for-service basis. Contracts with our primary hospitals are on a discounted per diem or diagnosis related group, or DRG, basis. Members receive a wide range of coverage after paying a co-payment and are eligible for preventive care coverage.

Our commercial plans offer traditional HMO benefits and POS benefits. At December 31, 2002, we had approximately 187,000 commercial members in Nevada. We maintain approximately 59% of the Nevada, and approximately 70% of the Las Vegas, commercial HMO market share.

We also offer a Medicare risk product that we market directly to Medicare-eligible beneficiaries. The monthly payment we receive for Medicare members is determined by a formula established by Federal law. As of December 31, 2002, we had approximately 48,000 Medicare members in Nevada. As of December 31, 2002, approximately 42,000 of our Medicare members were enrolled in the Social HMO, which is discussed below. As of December 31, 2002, our 3,600 Reno members were not participating in the Social HMO, however as of January 2003, over 99% of that membership is now enrolled in the new Reno Social HMO program.

In addition, as of December 31, 2002, we had approximately 37,000 members enrolled in our Nevada HMO Medicaid risk products. To enroll in these products, an individual must be eligible for Medicaid benefits in the state of Nevada. We receive a monthly fee for each Medicaid member enrolled by the state's managed care division.

Social Health Maintenance Organization. In 1996, we entered into a Social HMO II contract with the Centers for Medicare and Medicaid Services, or CMS, pursuant to which a large portion of our Nevada Medicare risk members receive certain expanded benefits for which we receive additional revenues. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on our eligible Medicare risk members. The additional benefits include, among other things, assisting the eligible Medicare risk members with typical daily living functions such as bathing, dressing and walking. These members, as identified in the health risk assessments, are those who currently have difficulty performing daily living functions because of a health problem or physical disability. CMS may consider adjusting the payment factors for the Social HMO members in the future to include a frailty adjuster that uses measures of functional impairment to predict expenditures. The new payment methodology would be implemented gradually. In 2004, should the program continue, we would be paid 70% based on the current payment approach, and 30% based on the new approach which includes the frailty adjuster. The Social HMO program is due to expire at the end of 2003 and, while Congress has extended the program in the past and there are activities taking place on a federal level to continue the program, there is no guarantee that the Social HMO contract will be renewed beyond 2003. If the payment for these members decreases significantly and related benefit changes are not made timely, there would be a material adverse effect on our business and results of operations.

Preferred Provider Organizations. Our managed indemnity plans generally offer members a PPO option of receiving their medical care from either contracted or non-contracted providers. Members pay higher deductibles and co-insurance or co-payments when they receive care from non- contracted providers. Out-of-pocket costs are lowered by utilizing contracted independent providers who are part of our PPO network. As of December 31, 2002, approximately 27,000 members were enrolled in our managed indemnity plans.

During 2002, we provided managed indemnity, accidental death and disability and/or Medicare supplement services to individuals in California, Colorado, Iowa, Louisiana, Nevada, and Texas. As of December 31, 2002, our managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

Ancillary Medical Services. Most of our managed healthcare services in Nevada and surrounding rural areas are provided through our independently contracted network of approximately 2,300 providers and 28 hospitals. These Nevada networks include our contracted affiliated multi-specialty medical group, which provides medical services to approximately 76% of our southern Nevada HMO members and employs approximately 180 primary care and other providers in various medical specialties. Through our affiliates, the following services are offered: three urgent care centers; home healthcare; hospice care; behavioral healthcare; home infusion; oxygen and durable medical equipment; a free-standing, state-licensed and Medicare-approved ambulatory surgery center; radiology; vision; and occupational medicine.

These services are provided to members of our HMO, managed indemnity, fee for service and administrative service plans. Mental health and substance abuse services are also provided to approximately 225,000 participants from non-affiliated employer groups and insurance companies.

We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

Administrative Services. Our administrative services products provide, among other things, PPO network access and utilization review services to large employer groups that are usually self-insured. As of December 31, 2002, approximately 221,000 members were enrolled in our health administrative services plans. In addition, we provide administration services for self-insured workers' compensation plans. The revenues and expenses for these services are included in investment and other revenues and in general and administrative expenses, respectively, in the Consolidated Statements of Operations.

Military Contract Services

Sierra Military Health Services, Inc., or SMHS. Pursuant to a triple-option health benefits contract, known as TRICARE, with the Department of Defense, or DoD, SMHS provides managed healthcare coverage to dependents of active duty military personnel, military retirees and dependents of military retirees through subcontractor partnerships and individual providers in Region 1. This region has approximately 678,000 eligible individuals in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C. SMHS also performs specific administrative services, including healthcare appointment scheduling, enrollment, network management and healthcare management services. SMHS performs these services using primarily DoD information systems. SMHS completed an eight month implementation phase in May 1998 and began providing health care benefits on June 1, 1998 under the TRICARE contract.

SMHS will complete the last year of a five-year contract in May 2003, but it has successfully completed negotiations with the DoD to extend the contract for up to four years at the government's sole option on a year-to-year basis. The DoD is also currently procuring managed care services under the Next Generation TRICARE contract, or the T-Nex contract, in a combined and larger North Region (covering Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina in addition to the areas that make up Region 1 which we currently serve). SMHS submitted its bid to the DoD for the T-Nex contract for the North Region on January 29, 2003, with Sierra as a proposed guarantor. The award decision for this contract is initially expected to be made in mid-2003. Once awarded, the new contractor is scheduled to be fully operational in Region 1 by the third quarter of 2004, based on the current timetable set by the DoD, and the new contract would supersede the remainder of the contract extension we have negotiated with the DoD under our current TRICARE Region 1 contract. In March 2003, we contributed $35.0 million of the proceeds of the Sierra Debentures to SMHS in furtherance of its bid for the T-Nex contract. (See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

In June 1996, the DoD awarded a TRICARE contract to TriWest Health Care Alliance, a consortium consisting of Sierra and 13 other health care companies, to provide health services to Regions 7 and 8, which include a total of 16 states. During the first quarter of 2000, we sold our interest in TriWest Health Care Alliance in exchange for a $3.7 million note, which approximated the carrying value of our investment. The note was completely paid in the first quarter of 2001.

Discontinued Workers' Compensation Operations

Workers' Compensation Subsidiary. On October 31, 1995, we acquired CII Financial, Inc., or CII, for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. Through CII's insurance subsidiaries, we write workers' compensation insurance in California, Colorado, Kansas, Missouri, Nebraska, Nevada, New Mexico, Texas and Utah. CII's insurance subsidiaries are licensed in 36 states and the District of Columbia. California, Colorado and Nevada represent approximately 69%, 9%, and 12%, respectively, of CII's fully insured workers' compensation insurance premiums in 2002. CII generated total revenues of $188.8 million in 2002. The workers' compensation subsidiary applies certain managed care concepts to its operations. These concepts include, but are not limited to, the use of specialized preferred provider networks, utilization reviews by an employed board certified occupational medicine physician as well as nurse case managers, medical bill reviewers and job developers who facilitate early return to work.

On January 15, 2003, we announced that we were exploring strategic alternatives for CII. The alternatives may include a sale, spin-off or management buyout. The disposal of the operations was approved by Sierra's Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations. We will continue to operate the business until a disposal occurs.

In conjunction with the decision to dispose of the workers' compensation operations, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

Marketing

The marketing and sales of our commercial managed care products typically include a multi-step process involving our sales representatives, a consultant/broker appointed by the client and the client. Once a relationship with a group has been established and a group agreement is negotiated and signed, we focus our marketing efforts on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time they begin their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during open enrollment periods.

We use media communications to convey our emphasis on access to our broad health care provider network and services at a reasonable price. Other communications to customers include employer and member newsletters, member education brochures, prenatal information packets, employer/broker seminars, certain Internet information and direct mail advertising to clients. Members' satisfaction with our benefits and services is monitored by customer surveys. Results from these surveys and other primary and secondary research guide our sales and advertising efforts throughout the year.

Medicare risk products are primarily marketed by the HMO's sales employees. Retention of employer groups and membership growth is accomplished through competitive pricing and products, customer service and print advertising directed to employers and through consumer media campaigns.

Our workers' compensation insurance policies are sold through independent insurance agents and brokers, who may also represent other insurance companies. We believe that independent insurance agents and brokers choose to market our insurance policies primarily because of the price we charge, the quality of service that we provide and the commissions we pay. As of December 31, 2002, we had relationships with approximately 630 agents and paid our agents commissions based on a percentage of the gross written premium they produced. We gave notice to terminate approximately 145 agents in the fourth quarter of 2002 in an effort to become more selective in the types of accounts we insure. This will result in reduced premiums written in 2003. We also have various agency incentive programs that enable certain agents to earn additional compensation if certain premium production and/or agency loss ratio goals are met.

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

Membership

Period End Membership:

                                                           At December 31,
                                      ----------------------------------------------------------
                                         2002        2001        2000        1999        1998
                                      ----------  ----------  ----------  ----------  ----------
Continuing Operations:
----------------------
HMO:
    Commercial......................    187,000     175,000     140,000     149,000     146,000
    Medicare........................     48,000      45,000      42,000      42,000      37,000
    Medicaid........................     37,000      27,000      15,000      11,000       5,000
Managed Indemnity...................     27,000      29,000      31,000      37,000      41,000
Medicare Supplement.................     19,000      23,000      28,000      28,000      26,000
Administrative Services (a).........    221,000     196,000     197,000     222,000     242,000
TRICARE Eligibles...................    678,000     639,000     621,000     610,000     606,000
                                      ----------  ----------  ----------  ----------  ----------
   Total Membership,
         Continuing Operations......  1,217,000   1,134,000   1,074,000   1,099,000   1,103,000
                                      ==========  ==========  ==========  ==========  ==========
Discontinued Operations:
------------------------
HMO:
    Commercial......................         --      43,000      73,000     114,000     126,000
    Medicare........................         --      12,000       8,000      11,000      10,000
                                      ----------  ----------  ----------  ----------  ----------
    Total Membership,
         Discontinued Operations....         --      55,000      81,000     125,000     136,000
                                      ==========  ==========  ==========  ==========  ==========

(a) 1998 - 2001 membership has been restated to exclude the workers' compensation administrative services only membership.

During 2002, 2001 and 2000, we received approximately 26.6%, 27.6% and 26.3%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare beneficiaries. Our contract with CMS is subject to annual renewal at the election of CMS and requires us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply. The termination of our contract with CMS would have a material adverse effect on our business. In addition, there have been, and we expect that there will continue to be, a number of legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. (See Government Regulation and Recent Regulation).

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2002, our eight largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between our health care delivery system and that of many other managed care providers is the fact that approximately 76% of our southern Nevada HMO members receive primary health care through our own multi-specialty medical group. We make health care available through independently contracted providers employed by the multi-specialty medical group and other independently contracted networks of physicians, hospitals and other providers.

Under our HMO, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. We compensate our independently contracted primary care physicians by using both capitation and modified fee-for-service payment methods. We have negotiated capitation and reduced fee-for-service agreements with our specialty network as well. We monitor certain health care utilization, including evaluation of elective surgical procedures, quality of care and the financial stability of our capitated providers, to facilitate access to services and to ensure member satisfaction.

We provide or negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. We believe that we currently have a favorable contract with our primary southern Nevada contracted hospitals, Sunrise Hospital and Medical Center and Mountain View Hospital, or Sunrise and Mountain View. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis. The per diem rate increased 8.8% in 2002 and 8.8% in 2003 for commercial members and the per diem increased 3% in 2002 and 3% in 2003 for Medicare members. The rate increase for 2003 has been factored into our 2003 premium rate increases. Our contract with Sunrise and Mountain View contains a clause which requires them to provide us with their best rates in the market place. Since a majority of our southern Nevada hospital days are at these facilities, this contract assists us in managing a significant portion of our medical costs. We can be and have been affected by these hospitals' limited capacity and have had to place our members in other facilities, some with a higher cost to us, due to a shortage of beds at these hospitals. In general, our other hospital contracts in Las Vegas are based on a fixed per diem rate structure.

For hospitals other than Sunrise and Mountain View, our contracts typically renew automatically with both parties granted the right to terminate after a notice period ranging from three to twelve months. Our current contract with Sunrise and Mountain View expires December 31, 2006. Reimbursement arrangements with other healthcare providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate is based on a per day of service charge for specified types of care), capitation or modified fee-for-service arrangements. To the extent possible, when negotiating non-physician provider arrangements, we solicit competitive bids.

For services to members utilizing a PPO plan, we reimburse participating physicians on a modified fee-for-service basis, which incorporates a limited fee schedule, and we reimburse hospitals on a per diem or discounted fee-for-service basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, we reimburse non- contracted physicians and hospitals at a pre-established usual and customary rate, less deductibles and co-insurance amounts.

We manage health care costs through our large case management program, utilization review, monitoring of care in the appropriate setting and by member education on how and when to use the services of our plans and how to manage chronic disease conditions. We audit hospital bills and review hospital and high volume providers' claims to ensure appropriate billing and utilization patterns. We also monitor the appropriateness of the referral process from the primary care physician to the specialty network. Further, we utilize our home health care agency and our hospice, which help to minimize hospital admissions and the length of stay.

Military Contract Services. Under the TRICARE contract, dependents of active duty military personnel, military retirees and dependents of military retirees choose one of three option plans available to them for health care services: (i) TRICARE Prime (an HMO style option with a self-selected primary care manager and no deductibles), (ii) TRICARE Extra (a PPO style option with deductibles and cost shares) or (iii) TRICARE Standard (an indemnity style option with deductibles and cost shares). Approximately 37% of eligible beneficiaries receive their primary care through existing military treatment facilities. SMHS negotiated discounted contracts with approximately 42,500 individual providers, 2,500 institutions and 10,000 pharmacies to provide supplemental network access for TRICARE Prime and Extra beneficiaries. SMHS' contracts with providers are primarily on a discounted basis from the TRICARE established fee schedule with renewal and termination terms similar to our commercial practice. SMHS is at-risk for and manages the health care service cost of all TRICARE Extra and Standard beneficiaries, as well as a small percentage of TRICARE Prime beneficiaries.

SMHS implemented the TRICARE Senior Pharmacy Program, or Senior Rx, on April 1, 2001. The Senior Rx program enables Military Health Services Medicare eligible beneficiaries, age 65 and over, to obtain prescription drugs, and the supplies necessary for the administration of pharmaceuticals, from a network of retail pharmacy, non-network retail pharmacy or through the National Mail Order Pharmacy. SMHS does not assume any health care underwriting risk under this new program.

On October 1, 2001, SMHS implemented the TRICARE for Life program. This new DoD program provides continued TRICARE coverage to military family retirees, over the age of 65, as a supplement to Medicare. SMHS does not assume any health care underwriting risk under this new program.

Risk Management

We maintain general and professional liability, property and fidelity insurance coverage in amounts that we believe, based upon historical experience, are adequate for our operations. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. Effective June 15, 2002, our primary medical professional liability policy provides first dollar coverage in the amount of $1.0 million per loss event with an annual aggregate limit of coverage per provider of $3.0 million. We have also purchased excess medical professional liability and managed care coverage which requires us to be responsible for coinsurance in the amount of 25% of each and every covered loss. The primary and excess medical professional liability policies apply retroactively to June 15, 2001. In addition, we require all of our independently contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which we contract are self-insured. We also maintain stop-loss insurance that reimburses us between 50% and 90% of hospital charges for each individual member of our HMO or managed indemnity plans whose hospital expenses exceed $300,000, during the contract year and up to $2.0 million per member per lifetime. In the ordinary course of business, we are subject to claims that are not insured, principally claims for punitive damages and claims that fall within the applicable self-insured retention.

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

In addition to the low level reinsurance, effective January 1, 2000, we entered into a reinsurance contract that provides statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract was in effect for claims occurring on or after January 1, 2000, through December 31, 2002. There was a twelve month run out provision in the contract which we exercised. The reinsurer, National Union Fire Insurance Company, is rated AAA and A++ by Fitch Ratings and the A.M. Best Company, respectively.

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

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance market, our new reinsurance agreements, which cover new and renewal policies effective on and after January 1, 2003, will cost more with reduced coverage limits, including exclusions for terrorist acts. We continue to retain the first $500,000 per occurrence but the maximum coverage has been reduced from statutory (i.e., unlimited) limits to $20.0 million per occurrence. We also must meet certain annual aggregate deductibles before we can begin to recover from some of our reinsurers. This new coverage will result in our retaining more of the losses and loss adjustment expense, or LAE. The reinsurers on the new agreement consist of domestic as well as foreign reinsurers, and all are rated at least A- or better by A.M. Best Company as of December 31, 2002.

Information Systems

We use information systems to support, among other things, pricing our services, monitoring utilization and other cost factors, providing bills on a timely basis, identifying accounts for collection, managing the scheduling and delivery of health care services, processing claims for reimbursement, delivering customer service and handling various accounting and reporting functions.

In 2002, we introduced a wireless communications network within our medical provider subsidiary's medical offices to support the rollout of a hand-held electronic prescribing application. We also upgraded the remainder of our workstations to the Windows NT operating system, upgraded the computer hardware supporting core systems and expanded our data back-up and recovery capabilities. Progress toward the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, EDI compliance is ongoing and was partially achieved with the completion of HIPAA-compliant EDI transaction processing for claims and enrollment.

There can be no assurance that we will be able to maintain and enhance our information systems including HIPAA compliance. Our failure to maintain and enhance our information systems could have a material impact on our business and results of operations.

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

The NCQA accreditation process includes rigorous evaluations conducted by a team of physicians and managed care experts. According to NCQA officials, the standards are purposely set high to encourage health plans to continuously enhance their quality. No comparable evaluation exists for fee-for-service health care. NCQA evaluates plans on approximately 50 quality standards that fall into six categories: quality management and improvement; physician credentials; members' rights and responsibilities; preventive health services; utilization management; and medical records. In 2000, Health Plan of Nevada, or HPN, earned an "Accredited" status from the NCQA for its HMO and Medicare products.

HPN, Sierra Health and Life Insurance Co. Inc., or SHL, Sierra Healthcare Options, Inc. and Behavioral Healthcare Options, Inc. utilization management operations were "Fully Accredited" by URAC, under URAC's "Health Utilization Management, or UM, Standards" program. URAC's health UM accreditation program is the largest and most recognized program of its type in the United States. The health UM standards are meant to ensure organizations follow a process that is clinically sound, promotes quality care and respects members' rights. The health UM standards address eight categories including the following: confidentiality, staff qualifications, program qualifications, information upon which organizations conduct UM, procedures for review determination and procedures for appeals of determinations not to certify (expedited and standard appeals). Once the review team is satisfied that the organization is in compliance with the UM standards, the accreditation application is forwarded to the URAC Accreditation committee. This Committee consists of representatives from the URAC member organizations and industry experts. Final approval for accreditation is made by URAC's executive committee. URAC accreditation is awarded for two years, we received our latest accreditation in August, 2001.

There can be no assurance, however, that we will maintain NCQA or other accreditations in the future and there is no basis to predict what effect, if any, the lack of NCQA or other accreditations could have on HPN's competitive position in Nevada.

Underwriting

HMO. We develop premium rates for our various health plans primarily through a community rating by class, or CRC, methodology. Under the CRC method, all costs of basic benefit plans for our entire membership population are aggregated, projected forward to future periods and expressed on a "per member per month" basis. Subject to certain legal constraints, actuarial adjustments are made to the base premium rates for demographic variations specific to each employer group. Such variations may include, but are not limited to, the average age and gender of their employees, group size, area, health status, and industry. For most employer groups, the adjusted rates are then converted to tiered premium rates for various coverage types, such as single or family coverage. For some small employer groups, the final premium rates are expressed in a table format using age range bands and gender of each employee and dependent.

In addition to premiums paid by employers, members also pay co-payments at the time most services are provided. We believe that co-payments encourage appropriate utilization of health care services while allowing us to offer competitive premium rates. We also believe that the capitation method of provider compensation encourages physicians to provide only medically necessary and appropriate care.

Managed Indemnity. Premium charges for our managed indemnity products are set in a manner similar to the CRC method described above. The actual health claim experience is used in whole or blended with calculated CRC rates to develop final premium rates for larger employer groups. This rating process includes the use of utilization experience, adjustments for incurred but not reported claims, inflationary factors, credibility and specific reinsurance pooling levels for large individual claims. Final premium rates are again generally expressed as tiered rates for larger employer groups or as age/gender banded rates for smaller employer groups.

Discontinued Workers' Compensation Operations. Prior to insuring a particular risk, we review, among other factors, the employer's prior loss experience and other pertinent underwriting information. Additionally, we determine whether the employer's employment classifications are among the classifications that we have elected to insure and if the amounts of the premiums for the classifications are within our guidelines. We review these classifications periodically to evaluate whether they are profitable. We are willing to insure approximately one-half of the approximately 500 employment classifications in California. The remaining classifications are either excluded by our reinsurance treaty or are believed by us to be too hazardous or not profitable. In addition, we increase our requirements for certain classifications to increase the likelihood of profitability.

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

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO networks, other HMOs, and traditional indemnity carriers, such as Aetna and Blue Cross/Blue Shield. Many of our competitors have substantially larger total enrollments, greater financial resources and offer a broader range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large PPO network and flexible benefit plans to attract new members. Competitive pressures may result in reduced membership levels. Any reductions could materially affect our business and results of operations.

Discontinued Workers' Compensation Operations. Our workers' compensation business is concentrated in California, a state where the workers' compensation insurance industry is extremely competitive. When open rating became effective for policyholders in 1995, there were substantial reductions in premiums. Starting in the latter part of 1999 however, we and other carriers began increasing rates. In 2002, 2001 and 2000, we received increases on policies renewed in California of 37%, 38% and 26%, respectively. Based on public information, through the third quarter of 2002, other California workers' compensation companies issued year 2002 policies at rates averaging 32% in excess of the expiring rates. Due to the impact of new legislation in California and the continuing higher amounts of average incurred claims we have been experiencing, our rate increase in the first two months of 2003 on renewing California policies is approximately 30 - 50%. In addition, we continue to implement stricter underwriting guidelines. This has resulted in a continuation of lost business, lower amounts of new business and our premiums written for the first two months of 2003 in California are down approximately 22% over the comparable 2002 period. Premiums written in our other states are also down by approximately 11%, primarily in Colorado. Premium production results for the first two months of 2003 may not be indicative of the full year's premium production.

Premiums in force are an indicator of future written premium trends and represent the total estimated annual premiums of all policies in force at a point in time. Total inforce premiums decreased by 1% from $168.4 million at December 31, 2001 to $166.9 million at December 31, 2002. As noted above, our premiums written in the first two months of 2003 are significantly reduced from the first two months of 2002. Total inforce premiums at February 28, 2003 are $145.0 million, which represents a reduction of 13.1% from December 31, 2002. At February 28, 2003, premiums in force for California business was reduced by 17.2% to $94.8 million and non-California business was reduced by 4.1% to $50.2 million.

Over 180 companies wrote workers' compensation insurance in California in 2002, including the State Compensation Insurance Fund, which is the largest writer in California. Many of our competitors have been in business longer, have a larger volume of business, offer a more diversified line of insurance coverage and have greater financial resources and distribution capability than we do.

Ratings

Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of Sierra's HMO and insurance subsidiaries are as follows:

A.M. Best Company, Inc., "B" (Fair, 7 th of 16); and

Fitch, Inc., "BBB" (Good, 9 th of 23).

Debt ratings are assessments of the likelihood that a company will make timely payments of principal and interest. The principal agencies that rate Sierra's senior convertible debentures are as follows:

Standard and Poors Corp., "B+" (Speculative, 14th of 22); and

Fitch, Inc., "BB" (Speculative, 12 th of 23).

The ratings reflect the opinion of each rating agency, on our operating performance and ability to meet obligations to policyholders and debenture holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures.

Losses and Loss Adjustment Expenses

All losses and LAE are related to our discontinued workers' compensation operations. In workers' compensation insurance, several years may elapse between the occurrence of a loss and the final settlement of the loss. To recognize liabilities for unpaid losses, we establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses for insured events, including reserves for events that have been incurred but not reported or IBNR.

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

The National Association of Insurance Commissioners requires that we submit a formal actuarial opinion concerning loss reserves with each statutory annual report. The annual report must be filed with each applicable state department of insurance on or before March 1st of the succeeding year. The actuarial opinion must be signed by a qualified actuary as determined by the applicable state insurance regulators. We retain the services of a qualified independent actuary to periodically review our loss reserves. We complied with the actuarial opinion requirement when we filed our 2002 statutory annual reports.

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

Government Regulation and Recent Legislation

HMOs and Managed Indemnity. Federal and state governments have enacted statutes that extensively regulate the activities of HMOs. Among the areas regulated by federal and state law are the scope of benefits available to members, grievances and appeals, prompt payment of claims, premium structure, enrollment requirements, the relationships between an HMO and its health care providers and members, licensing and financial condition. Government concerns regarding increasing health care costs and quality of care could result in new or additional state or federal legislation that would impact health care companies, including HMOs, PPOs and other health insurers.

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

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act, or ERISA, which regulates insured and self- insured health care coverage plans offered by employers, pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms), may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect our business and results of operations.

The Secretary of the U.S. Department of Health and Human Services, or HHS, has established a committee on regulatory reform to help guide HHS' efforts to streamline unnecessarily burdensome and inefficient regulations for the Medicare and Medicaid populations, both of which we arrange services for under our managed care programs. The committee put forth recommendations which are being acted upon by the Secretary of HHS and which we are implementing as required.

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, or FEHBP, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

There has been Congressional activity in Washington, D.C. relative to Medicare and the Medicare+Choice programs. During 2002, Congress delayed the "lock-in" requirement until 2005, but failed to take action on adequate financing of the Medicare+Choice program. The "lock- in" provisions were due to become effective January 1, 2002.

We have HMO licenses in Nevada, Texas and Arizona. Our HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada State Board of Health, the Texas Department of Insurance and the Arizona Department of Insurance. In May 2001, we terminated our HMO operations in Arizona, and in September 2001, we filed a withdrawal plan with the Department of Insurance in Texas to terminate our Texas HMO operations effective on April 17, 2002. As part of the withdrawal plan, we terminated our Texas CMS Medicare+Choice and Federal Employees Health Benefits Program contracts at the end of 2001.

Our HMO is federally qualified under the Federal HMO Act and is subject to the Act and its regulations. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to our health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of a person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

Our managed indemnity health insurance subsidiary is domiciled and incorporated in California and is licensed in 43 states and the District of Columbia. It is subject to licensing and other regulations of the California Department of Insurance as well as the insurance departments of the other states in which it operates or holds licenses.

Our HMO and health insurance subsidiary insurance premium rate increases are subject to various state insurance department approvals or reviews.

Our Nevada HMO and managed indemnity health insurance subsidiaries currently maintain a home office and a regional home office, respectively, in Las Vegas and, accordingly, are eligible for certain premium tax credits in Nevada. We intend to take all necessary steps to continue to comply with eligibility requirements for these credits. The elimination or reduction of the premium tax credit would have a material adverse effect on our business and results of operations.

Under the "corporate practice of medicine" doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing, or holding themselves out as providers of, medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although we seek to structure our operations to comply with corporate practice of medicine laws in all states in which we operate, there can be no assurance that, given the varying and uncertain interpretations of these laws, we would be found to be in compliance with these laws in all states. A determination that we are not in compliance with applicable corporate practice of medicine laws in any state in which we operate could have a material adverse effect on our business and results of operations if we were unable to restructure our operations to comply with the laws of that state.

Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Sections 1320a-7b(b) (the Anti-kickback Statute) and 1395nn (the Stark Amendments). Many states have similar anti-kickback and anti- referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti- kickback Statute and the Stark Amendments may result in criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. HHS has issued regulations establishing and defining "safe harbors" with respect to the Anti-kickback Statute and the Stark Amendments. We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the relevant safe harbors. However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government will not assert that we, or certain conduct in which we are involved, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

We participate in a consortium of health plans whose work includes seeking legislative permanency for the Social HMO program. The Social HMO, a Medicare+Choice demonstration program that enables our Nevada HMO to offer extended benefits to seniors, will expire, unless renewed, at the end of 2003. The majority of our Medicare members are enrolled in the Social HMO program and the discontinuation of the program would negatively impact our operating results or financial condition.

HIPAA contains provisions that impact us and will require operational changes as various federal departmental regulations required by the Act are promulgated. With certain conditions imposed, the compliance date of the regulation that establishes standards for electronic transactions and code sets was delayed one year to October 1, 2003. One of the conditions of the delay is that health plans request an extension of time by filing a summary report of their implementation plans with HHS by October 16, 2002. We requested an extension of time by filing a summary report prior to the October deadline. The health information privacy rule component of HIPAA requires compliance by April 14, 2003.

Work is underway to meet the requirements of all HIPAA related regulations impacting us. Failure to comply with the standards and implementation specifications of HIPAA regulations could result in investigation by the Office of Civil Rights of HHS and the imposition of criminal penalties and civil sanctions, including fines. At this time, we cannot quantify the cost of compliance or the impact it will have on our business. There can be no assurance that the costs to implement and to comply will not adversely affect our business and results of operations.

In November 2000, the Department of Labor published the final regulation on ERISA claims procedures, the first major revision of the existing claims procedure requirements since 1977. The regulation applies to all employee benefit plans governed by ERISA, whether the benefits are provided through insurance products or are self-funded. This regulation impacts claims filed for our third party administrator services and fully insured health care products, except Medicaid, Medicare and Federal employees. The effective date of this regulation was delayed from January 1, 2002, to the first plan year after July 1, 2002, but no later than January 1, 2003. We made operational changes to comply with this regulation as of July 1, 2002.

In 1999, the Gramm-Leach-Bliley Financial privacy bill was passed by Congress. This bill required financial institutions to enact financial records privacy standards. Individual states were charged with adopting standards and enforcing these provisions. The Nevada Division of Insurance adopted, regulations on financial privacy in December 2002. These regulations excluded health care and workers' compensation records.

The implementation of the amended Federal Do Not Call List regulation is pending appropriations from Congress. We believe we are in compliance with current requirements and estimate that the cost of compliance with the amended Federal Do Not Call List regulation should be minimal.

In 2001, Congress enacted the USA Patriot Act, which included provisions to prevent money laundering by financial institutions, including insurance companies. The Department of Treasury issued proposed regulations to implement the anti-money laundering provisions that would only affect certain life insurance products. We believe that any compliance activity related to our operations will be minimal.

In December 2002, the Terrorism Reinsurance Act of 2002 was enacted. This Act establishes a temporary federal program that provides for a system of shared public and private compensation for insured commercial property and casualty losses arising from acts of terrorism under the Act. The U.S. Treasury Department has been releasing interim guidance on how an insurer can comply with the provisions of this Act. Our workers' compensation subsidiary believes it is complying with the requirements.

Discontinued Workers' Compensation Operations. We are subject to extensive governmental regulation and supervision in each state in which we conduct workers' compensation business. The primary purpose of the regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally it has its source in statutes that establish regulatory agencies and delegate to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to matters such as licensing companies; restricting the types or quality of investments; requiring triennial financial examinations and market conduct surveys of insurance companies; licensing agents; regulating aspects of a company's relationship with its agents; restricting use of some underwriting criteria; regulating premium rates, forms and advertising; limiting the grounds for cancellation or nonrenewal of policies; solicitation and replacement practices; and specifying what might constitute unfair practices.

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

Starting in 2000, the California Insurance Guarantee Association, or CIGA, issued assessments as a result of the insolvency of the insurers owned by Superior National Insurance Group and other insolvent workers' compensation insurance companies. The assessments are initially made on direct premiums written reported in the prior year and are subsequently adjusted to the actual direct premiums written in the following year. For example, CIGA issued an assessment in 2000 using the 1999 direct premiums written as the initial assessment. We began recouping the assessment on policies effective January 1, 2001. Our initial assessment was adjusted to our actual premiums written during 2001. Any difference between the actual and initial premiums written are either refunded to the member insurer, in the case of lower actual premiums, or an additional assessment imposed, in the case of higher actual premiums. In addition, any excess assessments that we recoup would have to be paid to CIGA. The CIGA assessments are recorded as an asset, which is reduced as we recoup the assessments. On an on-going basis, we evaluate the asset for impairment. In 2000, CIGA assessed us 1% of the 1999 direct premiums written for $1.2 million. In 2001, CIGA assessed us 2% of the 2000 direct premiums written for $3.1 million. In January 2002, CIGA assessed an additional 2% of the 2000 direct written premiums for $3.1 million. In March 2003, CIGA assessed 2% of the 2001 direct written premiums for $2.7 million. These assessments are being recouped starting with policies effective January 1, 2001 through December 31, 2004. As of December 31, 2002, we have receivables of $5.2 million related to these assessments which are included in the assets of discontinued operations.

There were no assessments by non-California states in 2000 and total assessments by all other states were less than $350,000 in 2001 and $400,000 in 2002. It is likely that guarantee fund assessments related to insolvent workers' compensation insurance companies will continue for the next several years.

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

Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $33.2 million at December 31, 2002. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., or TXHC, is now required to maintain deposits and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

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

In 2001, California Indemnity Insurance Company received approval to pay an aggregate of $10.0 million in dividends to CII Financial, all of which was used to purchase or retire CII Financial's then outstanding subordinated debentures. In 2002, California Indemnity Insurance Company paid dividends of $1.5 million. We are not in a position to assess the likelihood of obtaining future approval for the payment of dividends other than those specifically allowed by law in each of our subsidiaries' state of domicile.

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

Employees

We had approximately 3,700 employees as of March 5, 2003. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Other

Our principal executive offices are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and our telephone number is (702) 242-7000. Our website is www.sierrahealth.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.

The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed below. All statements other than statements of historical fact are forward- looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," "continue," and other similar terms and phrases, including references to assumptions. Such forward-looking statements may be contained in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" among other places.

Some of the things that could cause our actual results to differ substantially from our expectations are:

  loss of healthcare premium revenues due to heightened pricing competition;
  inadequate premium revenues due to heightened competition, miscalculations of underlying healthcare cost inflation, utilization and other factors in our rate filings and in underwriting accounts;
  significant reductions in retaining accounts and members;
  inability or delays in making timely changes to healthcare benefits to offset the impact of inadequate premium rates;
  loss of Medicare, Medicaid or TRICARE contracts;
  our failure to win the competitive procurement for the North Region TRICARE Next Generation contract;
  inability to timely and fairly negotiate TRICARE change orders or contract bid price adjustments with the Department of Defense;
  inability to effectively manage the TRICARE contract and our at-risk members;
  increased charges and losses from the disposition of our workers' compensation insurance business or the inability to dispose of such business at all or on acceptable terms;
  loss of or significant changes in our healthcare provider contracts;
  inability or unwillingness of our contracted providers to provide healthcare services to our members;
  higher than expected medical costs including utilization of services;
  the introduction of new medical technologies and pharmaceuticals;
  higher costs of medical malpractice insurance, increased claims, reduced coverage that increases our risk exposure or the unavailability of coverage that either affects us or our contracted providers;
  unpaid healthcare claims and healthcare costs resulting from insolvencies of providers with whom we have capitated contracts;
  terrorist acts that directly affect the operation of our business or our customers, policyholders and members;
  adverse developments related to our TRICARE contract due to possible military actions in Iraq or elsewhere;
  a sustained economic recession, especially in Nevada;
  adverse loss development on healthcare payables resulting from unanticipated increases or changes in our claims costs;
  adverse legal judgments that are not covered by insurance or that indirectly impact our ability to obtain insurance in the future at reasonable costs;
  significant declines in investment rates;
  inability to implement HIPAA privacy rules or other material regulatory requirements on a timely, accurate and cost effective basis;
  a ratings downgrade from insurance rating agencies, such as A.M. Best Company and Fitch Ratings, and from healthcare quality rating organizations, such as the National Committee for Quality Assurance;
  changes in federal or state tax regulations and laws or programs, including healthcare reform;
  inability to maintain or enhance, as required, our management information systems to ensure, among other things, the timely and accurate billing of premiums and the timely and accurate payment of claims, in compliance with applicable governmental and contractual requirements;
  inability to expand our e-business initiatives on a timely basis and in compliance with government regulations; and
  other factors referenced in this annual report on Form 10-K, including those set forth under the caption "Risk Factors."

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

We urge you to review carefully the section below, "Risk Factors," in this 2002 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K. If any of the following risks actually occur, our business could be harmed. You should refer to the other information set forth in this annual report on Form 10-K, including the information set forth in "Forward-Looking Statements," and our consolidated financial statements herein. The information specifically set forth under "Forward- Looking Statements" constitutes additional risks which, if they actually occur, could harm our business as well.

Risks Related to our Continuing Operations

If we fail to win the competitive procurement for the North Region T-Nex contract, our operating results, financial condition and cash flows for future years will be materially adversely affected.

SMHS will complete the last year of a five-year TRICARE contract in May 2003, but it has successfully completed negotiations with the DoD to extend the contract for up to four years at the government's sole option on a year-to-year basis. SMHS' TRICARE contract accounted for over 29% of revenues in 2002. Based on the government's current time schedule, the T-Nex contracts, which will supercede all outstanding TRICARE contracts, are projected to be awarded in mid-2003. In March 2003, we contributed $35.0 million of the net proceeds of the 2¼% senior convertible debentures to our subsidiary, Sierra Military Health Services Inc., or SMHS, in furtherance of its bid for the T-Nex contract. Sierra will also guarantee SMHS's performance under the T-Nex contract. We are competing, however, with bidders that may have greater financial resources and greater brand recognition than we do for a territory that is significantly larger than the territory we currently serve. Additionally, there are fewer territories available under the new program on which to bid.

Full healthcare services under the T-Nex contract for the North Region are initially anticipated to begin in 2004. We will continue to operate under the current TRICARE Region 1 contract until the government chooses not to exercise the next option year of the contract or exercises its option to terminate this contract, which it can do at its discretion. If the contract is terminated, the contract provides for the payment of certain "wind down" costs that we may incur when the contract ends, but we cannot assure you that this payment will cover all of our "wind down" costs. The failure to obtain the T-Nex North Region contract will materially affect our future financial results. In addition, even if we are awarded the T-Nex contract, changes in the terms and provisions of the contract, as compared to those in the current TRICARE contract, may not be favorable to us. We may also face startup and integration challenges, including the implementation of a new claims payment system, in servicing the larger territory.

On January 29, 2003, SMHS submitted a proposal to the Department of Defense as part of a competitive procurement for the North Region T-Nex contract. This proposal may involve unanticipated costs.

We have estimated the fiscal year 2003 proposal costs as part of a competitive procurement for the T-Nex contract to be between $0.10 to $0.15 per diluted share based on shares outstanding as of December 31, 2002. Based on our experience with our earlier bid for the TRICARE Region 1 contract, we may have to submit more than one revised proposal. The cost estimate does not include unanticipated costs including, but not limited to, the government's request for offerors to submit additional revised proposals or potential litigation costs associated with the government's award of the contract. The occurrence of any of these events may adversely affect our operating results and cash flows. In addition, we have and will continue to incur costs to prepare to implement the T-Nex contract that are based on the assumption that our proposal will be successful. In the event we are not successful in procuring the contract, some or all of these costs will not generate any future revenue or earnings for us.

Our Social HMO Medicare premiums may be reduced and if we are unable to compensate by reducing costs, our financial results would be materially affected.

Our Social HMO program accounted for approximately 24% of our 2002 consolidated revenues from continuing operations. The Centers for Medicare and Medicaid Services, or CMS, recently made a presentation on the Social HMO Medicare program and indicated that they may propose reductions, to be phased in over a seven year period, in the capitation amount paid to HMOs. If this program is reduced or eliminated and if we are unable to compensate by reducing costs, our financial results would be materially adversely impacted.

As a healthcare company, we and our healthcare providers may be subject to increased malpractice costs and claims which could adversely affect our business.

We and our healthcare providers are subject to malpractice claims. We require our healthcare providers to maintain malpractice insurance and we set up reserves with respect to potential malpractice claims. While we do not believe that our uninsured exposure to liabilities resulting from malpractice claims is material, there may in the future be significant malpractice liabilities for which we do not have adequate reserves or insurance coverage, and this insurance may not continue to be available at all or on commercially reasonable terms. In addition, punitive damage awards are generally not covered by insurance.

The state of Nevada is considering alternatives to increase business taxes which could adversely affect our operating results.

The governor for the state of Nevada has proposed to increase the state's tax revenue by approximately $1.1 billion over the next two years. Among the tax increase proposals, which are being considered by the state legislature in its current 2003 biennial session, are increases in the employee head count tax, a business gross receipts tax, a tax on services and increases in property taxes. Should the legislature enact tax increases, our financial results could be adversely affected. Should the legislature fail to enact sufficient tax increases, it could result in a significant reduction in government services, which in turn, could adversely impact employers who purchase health insurance from us or the Medicaid program.

In California and Maryland, various tax increases are also being considered, which would affect our business. There can be no assurance that these tax increases will not have a material adverse effect on our business and results of operations.

If we fail to qualify for the Nevada home office tax credit, our tax costs will increase.

Under existing Nevada law, a 50% premium tax credit is generally available to HMOs and insurers that own and substantially occupy home offices or regional home offices within Nevada. In connection with the settlement of a prior dispute concerning the premium tax credit, the Nevada Department of Insurance acknowledged in November 1993 that our HMO and insurance subsidiaries met the statutory requirements to qualify for this tax credit. We intend to take all necessary steps to continue to comply with these requirements. However, the elimination or reduction of the premium tax credit, or our failure to qualify for the premium tax credit, would have a material adverse effect on our business and results of operations.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported claims.

We estimate the amount of our reserves for incurred but not reported, or IBNR, claims primarily using standard actuarial methodologies based upon historical data. These methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted retrospectively in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. Any increases to prior estimates could adversely affect our business and results of operations in future periods.

We issued $115.0 million of senior convertible debentures which we may not be able to repay in cash and could result in substantial dilution of our earnings per share.

In March 2003, we issued $115.0 million of 2¼% senior convertible debentures due March 3, 2023. Each $1,000 principal amount of the debentures are convertible into 54.6747 shares of our common stock, prior to March 15, 2023 if (1) the sale price of our common stock issuable upon conversion of the debentures reaches a specified threshold; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate may be adjusted in certain circumstances and initially represents a conversion price of $18.29 per share. We may be required to purchase all or some of the debentures on March 15, 2008, 2013 and 2018 or upon a change in control event. In either case, we may choose to pay the purchase price of the debentures in cash or our common stock or a combination of both. We may not have enough cash on hand or have the ability to access cash to pay the debentures if presented or at maturity. In addition, the purchase of the debentures with shares of our common stock or the conversion of the debentures into our common stock could result in a substantial dilution of our earnings per share. We may redeem all or some of the debentures on or after March 20, 2008 for cash.

Our subsidiary, CII Financial Inc., or CII, which is currently classified as a discontinued operation, has outstanding senior debentures that mature before our senior convertible debentures. When CII's senior debentures mature in September 2004, if CII cannot refinance or repay the senior debentures with funds from its insurance subsidiaries, and assuming that we have not yet disposed of CII, Sierra may find it necessary to advance or contribute sufficient funds to CII in order to enable it to repay its senior debentures. Under these circumstances, Sierra may not have sufficient funds to pay our obligation under the senior convertible debentures.

We entered into a new senior secured credit facility which will impose significant operating and financial restrictions on us.

We entered into a new revolving credit facility on March 3, 2003. The new credit agreement provides us with a revolving credit facility of $65.0 million and is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. or any of its subsidiaries and certain other exclusions.

The new revolving credit facility will restrict our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restrict certain corporate activities. These covenants may prevent us from pursuing certain business opportunities and taking certain actions. In addition, we will be required to comply with specified financial ratios as set forth in the new credit agreement. A failure to comply with these covenants would be an event of default under the credit agreement. The new revolving credit facility matures on April 30, 2006. We cannot assure you that we will be able to successfully refinance or pay this debt when it matures.

We depend on our management for our success and the loss of our founder, Chairman of the Board and Chief Executive Officer, could have a material adverse effect on our business.

Our success has been dependent to a large extent upon the efforts of Anthony M. Marlon, M.D., our founder, Chairman of the Board and Chief Executive Officer, who has an employment agreement with us. Although we believe that the development of our management staff has made us less dependent on Dr. Marlon, the loss of Dr. Marlon could still have a material adverse effect on our business.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other attacks, acts of war or military actions, such as possible military actions in Iraq or elsewhere, may adversely affect our operating results and financial condition.

The attacks of September 11, 2001 have contributed to major instability in the U.S. and other financial markets. These terrorist attacks, the military response and future developments, or other military actions such as the possible military actions in Iraq or elsewhere, may adversely affect prevailing economic conditions and the insurance and reinsurance markets. These developments, depending on their magnitude, could have a material adverse effect on our operating results and financial condition.

Our business is subject to substantial government regulation and the impact of this regulation may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance or may otherwise adversely affect our business.

The healthcare industry in general, and HMOs and health insurance companies, in particular, are subject to substantial federal and state government regulation. These regulations, which may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance, include, but are not limited to cash reserves; minimum net worth; solvency standards; licensing requirements; approval of policy language and benefits; claims payment practices; mandatory products and benefits; provider compensation arrangements; patient confidentiality; premium rates; changes of control and related party transaction approval requirements; medical management tools; dividend payments; investment and risk restrictions; and periodic examinations by state and federal agencies.

As a result, a portion of our HMOs' and insurance companies' cash is essentially restricted by various state regulatory or other requirements limiting certain of our subsidiaries' cash to use within their current operations. State and federal government authorities are continually considering changes to laws and regulations that may affect us. Additionally, legislators in the states in which we operate continue to face pressure to cut back services and programs in ways that would adversely affect us. Many states in which we operate are currently considering regulations relating to mandatory benefits, provider compensation, disclosure and composition of physician networks. If such regulations were adopted by any of the states in which we operate, our business could be materially adversely affected.

As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain healthcare insurance, numerous proposals relating to healthcare reform have been or others may be introduced in the United States Congress and state legislatures. Any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and preferred provider organizations, or PPOs, to accept any healthcare providers willing to abide by an HMO's or PPO's contract terms), may make it more difficult for us to control medical costs and could have a material adverse effect on our business.

In addition to applicable laws and regulations, we are subject to various audits, investigations and enforcement actions. These include possible government actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers; FEHBP, CMS, which regulate Medicare and Medicaid programs; federal and state fraud and abuse laws; and laws relating to utilization management and the delivery of healthcare and the timeliness of payment or reimbursement. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation, audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Risks Related to Our Discontinued Operations

We are exploring strategic alternatives to dispose of our workers' compensation insurance business and have reclassified it as a discontinued operation. We have recorded reserves and written down certain assets to their estimated net realizable value upon disposition of this business but the actual disposition could result in additional charges and losses. Alternatively, we may be unable to dispose of this business.

Effective December 31, 2002, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have treated our workers' compensation insurance business as a discontinued operation. This business will continue to operate until we dispose of it. We may be forced to record additional charges in connection with the disposition, and we may face additional operating losses due to continuing adverse loss development and/or loss of business from agents or policyholders who do not want to place their insurance with us. Such losses could adversely affect the net sales proceeds that we receive and result in additional losses beyond what we have estimated to be the net realizable value upon disposition. We may also lose key employees as a result of the announcement that could adversely affect CII Financial's operations and make its disposition more difficult. In addition, market conditions in the workers' compensation industry may adversely affect sales proceeds. Alternatively, we may be unable to complete a disposition of this business within the required period. If the disposition cannot be completed within the required period, we may have to report the workers' compensation insurance business as a continuing operation.

CII Financial may not be able to service its debt.

As of December 31, 2002, CII Financial had outstanding indebtedness totaling $31.0 million, consisting of $14.0 million aggregate principal amount of its 9½% senior debentures due September 15, 2004, which is net of $1.0 million in debentures purchased by Sierra and eliminated upon consolidation, and $17.0 million of intercompany promissory notes payable to Sierra. As a holding company, CII Financial is dependent upon dividends from its insurance subsidiaries to service its debt. These insurance subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the senior debentures issued by CII Financial, whether by dividends, loans, guarantees or other payments. In addition, the payment of dividends and the making of advances to CII Financial by its subsidiaries are, and will continue to be, subject to statutory and regulatory restrictions. In calendar year 2003, without seeking the prior approval of the California Department of Insurance, California Indemnity Insurance Company, which is its only direct subsidiary, cannot pay dividends to CII Financial.

In 2001, CII Financial exchanged $15.0 million aggregate principal amount of the 9½% senior debentures and $20.0 million in cash for its then outstanding subordinated debentures that were due September 15, 2001. At the time of the exchange, CII Financial did not have sufficient resources to fund the cash portion of the exchange offer. Sierra, while not a guarantor of the subordinated debentures, agreed to loan an aggregate of $17.0 million to CII Financial to fund the cash consideration and the interest and expenses incurred in the exchange offer. Sierra borrowed $7.5 million of the funds that were lent to CII Financial from California Indemnity Insurance Company, a subsidiary of CII Financial.

When the senior debentures mature on September 15, 2004, if CII Financial cannot refinance or repay the senior debentures with funds from its insurance subsidiaries, and assuming we have not yet disposed of CII Financial, Sierra may find it necessary to advance or contribute sufficient funds to CII Financial in order to enable it to repay its senior debentures. In this event, we may be unable to collect the $17.0 million owed to us by CII Financial, although we will still owe California Indemnity Insurance Company the $7.5 million we previously borrowed from it.

CII Financial's reinsurance costs have increased and the amount of coverage has been reduced, which could result in higher retained incurred costs and adversely impact CII Financial.

Following September 11, 2001, the reinsurance market has contracted and reinsurance premium rates have significantly increased while coverage limits have been reduced or eliminated such as future exposure to terrorist acts. If CII Financial is unable to adequately increase its premiums to cover the increase in its reinsurance costs or the increase in risk exposure, CII Financial's operating results and financial condition may be materially affected. This could further complicate our efforts to dispose of our workers' compensation business and CII Financial's ability to refinance or repay its senior debentures in 2004.

A variety of factors beyond CII Financial's control could adversely affect the profitability of its insurance subsidiaries.

The profitability of CII Financial's insurance subsidiaries could be adversely affected by the following:

  loss of premiums due to heightened competition or the announcement that Sierra will treat CII Financial as a discontinued operation;

  inadequate premium rates, especially due to heightened competition, and miscalculations in the underlying loss costs and other factors in CII Financial's rate filings and in underwriting accounts;

  established reserves for submitted claims and incurred but not reported, or IBNR, claims may understate our actual liability for claims and benefits payable;

  increased litigation, medical utilization and administrative burdens, particularly in California;

  terrorist acts that directly affect CII Financial's policyholders or CII Financial's ability to operate its business;

  a sustained and severe economic recession in California which accounts for approximately 69% of CII Financial's premium revenue, or which affects the construction industry, which accounts for approximately 25% of CII Financial's premium revenue;

  adverse loss development resulting from unanticipated increases or changes in CII Financial's claims costs;

  inability or unwillingness of CII Financial's reinsurers to honor their contractual obligations;

  increases in CII Financial's reinsurance costs without a corresponding increase in CII Financial's premium rates;

  inability to maintain CII Financial's reinsurance coverage at all or at cost effective rates;

  declines in investment rates;

  new legislation or regulations, including the impact of new legislation enacted in California in 2002 that increased benefits to injured workers on January 1, 2003, which increase CII Financial's costs without a corresponding increase in premium revenues;

  a ratings downgrade from insurance rating agencies such as A.M. Best Company or Fitch Ratings; or

  power interruptions in California, where CII Financial's main computer systems are located.

We exited the Texas HMO healthcare market and ceased providing coverage on April 17, 2002. We have recorded reserves and accrued expenses for all anticipated exit-related costs but unanticipated expenses could result in additional losses during the run-out period.

We exited the Texas HMO healthcare market and stopped providing healthcare services on April 17, 2002. Unanticipated expenses, primarily related to litigation and provider settlements, could result in additional losses.

ITEM 2. DESCRIPTION OF PROPERTIES

We own approximately 27,000 square feet of space in Las Vegas, Nevada, which houses our in-house print shop operations and information systems data center. We lease office and clinical space in Nevada totaling approximately 408,000 and 322,000 square feet, respectively. HPN and SHL own a 134,000 square foot administrative building as their Las Vegas headquarters, which serves as the home office and a regional home office for our Nevada HMO and health insurance subsidiaries, respectively.

In conjunction with the Kaiser-Texas acquisition, we purchased eight medical and office facilities with approximately 323,000 square feet of clinical facilities and approximately 175,000 square feet of administrative facilities. These buildings are subject to a deed of trust note with an original balance of $35.2 million and a remaining principal balance of $12.7 million at December 31, 2002. Four of the original eight buildings were sold during 2002. The remaining four buildings total approximately 254,000 square feet of clinical space and of this total approximately 113,000 is leased to outside parties. The Texas assets have been written down to their estimated market value and are included in the assets of the discontinued operations. We are actively seeking a buyer for the assets.

The workers' compensation subsidiary is headquartered in Nevada and subleases space from us as well as an additional approximately 63,000 square feet of leased office space in California, Colorado and Texas.

We lease approximately 169,000 square feet of office space in other various states as needed for the SMHS administrative headquarters, TRICARE service centers and other regional operations.

We believe that current and planned clinical space will be adequate for our present needs. However, additional clinical space may be required if membership expands in southern Nevada.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self- insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock, par value $.005 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since our initial public offering on April 11, 1985. The following table sets forth the high and low closing prices for the Common Stock for each quarter of 2002 and 2001.

Period	High	Low
2002
First Quarter	$13.08	$8.13
Second Quarter	22.35	13.17
Third Quarter	23.50	16.16
Fourth Quarter	20.17	9.93

2001
First Quarter	$6.70	$3.59
Second Quarter	7.04	4.06
Third Quarter	10.97	6.35
Fourth Quarter	9.75	6.97

On March 17, 2003, the closing sale price of Common Stock was $12.29 per share.

Holders

The number of record holders of Common Stock at March 10, 2003 was 691. Based upon information available to us, we believe there are approximately 6,200 beneficial holders of the Common Stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002, regarding outstanding awards and shares remaining available for future issuance under the Company's compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans):

                                         (a)                   (b)                    (c)
                                 Number of securities                         Number of securities
                                  to be issued upon     Weighted-average    remaining available for
                                     exercise of        exercise price of  future issuance under equity
         Plan Category          outstanding options(1) outstanding options     compensation plans (2)
-------------------------------- --------------------  ------------------- --------------------------
                                             (In thousands, except exercise price)
Equity compensation plans
     approved by security
     holders....................               2,643          $      8.45                      1,331 (3)

Equity compensation plans
     not approved by security
     holders (4)................               3,380                 6.18                        892
                                 --------------------                      --------------------------
Total...........................               6,023          $      7.21                      2,223
                                 ====================                      ==========================

See Note 13 of the Notes to the Consolidated Financial Statements for additional information on our stock based compensation plans.

(1) In addition, a total of 73,000 shares of Common Stock are subject to options assumed by the Company in connection with acquisitions, with a weighted average exercise price of $10.97.

(2) All of the shares available for future issuance include: (i) 1,369,000 shares under the 1995 Long-Term Incentive Plan, as amended and restated, issuable as restricted stock or as a bonus, (ii) 93,000 shares under the 1995 Non-Employee Directors' Stock Plan, as amended and restated, issuable in lieu of directors fees, and (iii) 761,000 shares under the Amended and Restated 1985 Employee Stock Purchase Plan, or ESPP, which may be sold directly to employees at a discount. Shares other than those under the ESPP may also be issued in connection with options, warrants and rights.

(3) Includes 761,000 shares remaining available for future issuance under the ESPP.

(4) The 1995 Long-Term Incentive Plan, or Plan, was approved by shareholders in 1995, with additional shares authorized by shareholders in 1998. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the Plan, resulting in 3,225,000 shares in column (a) and 802,000 shares in column (c) at December 31, 2002. The Plan is administered by the Compensation Committee of the Board of Directors, which is permitted to delegate authority in limited circumstances. The Plan authorizes grants of incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock (including in lieu of other payment obligations), dividend equivalents, and other stock-based awards. Vesting and forfeiture terms of awards are set by the Committee. To date, the Company has granted primarily options, deferred stock (designated as restricted stock units) under the Plan. Options must have an exercise price of at least 100% of the fair market value of the Common Stock on the grant date, and generally have a term not exceeding ten years. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock and restricted stock units granted under the Plan are generally to be settled only in shares, and are subject to a risk of forfeiture upon termination of employment for a specified period, except more favorable terms apply to termination due to death, disability and in other specified cases. The Plan provides that certain awards will become vested upon a change in control of the Company.

The 1995 Non-Employee Directors' Stock Plan, as amended and restated, was approved by shareholders in 1995. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the Plan, resulting in 155,000 shares in column (a) and 90,000 shares in column (c) at December 31, 2002. The Plan is administered by the Board of Directors. It authorizes the automatic grant of an option to purchase 7,500 shares to each newly elected non-employee director and thereafter annually to each eligible non-employee director. Options have an exercise price of 100% of the fair market value of the Common Stock on the grant date, and expire at the earlier of ten years after grant, one year after termination of service due to death, disability, or retirement, or six months after other terminations (subject to extension if death occurs during the post-termination exercise period). Options become exercisable 20% per year beginning one year after grant, subject to acceleration in the case of death or disability, at a specified date near an optionee's 75th birthday, or in connection with certain change of control transactions. Options may be exercised after termination only to the extent vested at termination, unless otherwise determined by the Board. The Plan also permits discretionary option grants by the Board, with vesting and forfeiture terms set by the Board. The exercise price may be paid in cash or by surrender of previously acquired shares. The Plan also permits directors to elect to receive fees in the form of unrestricted shares of Common Stock or to defer fees in the form of deferred shares, with the number of such shares or deferred shares calculated by dividing the replaced or deferred fees by the then-fair market value of a share of Common Stock.

Dividends

No cash dividends have been paid on the Common Stock since our inception. We currently do not anticipate paying any cash dividends in the foreseeable future. As a holding company, our ability to service our debt and to declare and pay dividends is dependent upon cash distributions from our operating subsidiaries. The ability of our HMO and our insurance subsidiaries to declare and pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements, the tax treatment of dividends, our financial condition and general business conditions. Our new credit agreement restricts our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial information for the years indicated. The table should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this 2002 Form 10-K. The selected consolidated financial data below has been derived from our audited Consolidated Financial Statements. Due to the classification of the workers' compensation operations as discontinued, the amounts presented below were reclassified to conform with the current year presentation.

                                                                      Years Ended December 31,
                                                      ----------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                      ----------  ----------  ----------  ----------  ----------
                                                               (In thousands, except per share data)
Statements of Operations Data:
OPERATING REVENUES:
   Medical Premiums................................. $  857,741  $  718,994  $  637,769  $  594,966  $  528,759
   Military Contract Revenues.......................    373,589     338,918     330,352     287,398     204,838
   Professional Fees................................     30,923      28,985      33,102      42,069      43,609
   Investment and Other Revenues....................     16,382      16,603      18,393      16,286      22,763
                                                      ----------  ----------  ----------  ----------  ----------
     Total..........................................  1,278,635   1,103,500   1,019,616     940,719     799,969
                                                      ----------  ----------  ----------  ----------  ----------
OPERATING EXPENSES:
   Medical Expenses.................................    712,290     608,757     576,738     534,606     440,265
   Military Contract Expenses.......................    360,375     331,621     323,265     276,493     196,625
   General and Administrative Expenses..............    133,979     122,623     112,220     103,340     105,298
   Asset Impairment, Restructuring,
      Reorganization and Other Costs (1)............         --          --      30,836       7,808      13,851
                                                      ----------  ----------  ----------  ----------  ----------
     Total..........................................  1,206,644   1,063,001   1,043,059     922,247     756,039
                                                      ----------  ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS) FROM
    CONTINUING OPERATIONS...........................     71,991      40,499     (23,443)     18,472      43,930
Interest Expense....................................     (7,487)    (15,786)    (17,865)    (12,306)     (3,596)
Other Income (Expense), Net.........................       (108)     (2,071)      1,084        (674)        588
                                                      ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES..................     64,396      22,642     (40,224)      5,492      40,922
(PROVISION) BENEFIT FOR INCOME TAXES................    (22,088)     (7,161)      9,205       1,431      (9,659)
                                                      ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) FROM
   CONTINUING OPERATIONS............................     42,308      15,481     (31,019)      6,923      31,263
(LOSS) INCOME FROM DISCONTINUED OPERATIONS..........     (5,860)    (11,995)   (168,896)    (11,554)      8,333
                                                      ----------  ----------  ----------  ----------  ----------
NET INCOME (LOSS)................................... $   36,448  $    3,486  $ (199,915) $   (4,631) $   39,596
                                                      ==========  ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE (2):
   Income (Loss) From Continuing Operations......... $     1.47  $     0.56  $    (1.15) $     0.26  $     1.14
   (Loss) Income from Discontinued Operations.......      (0.20)      (0.43)      (6.22)      (0.43)       0.31
                                                      ----------  ----------  ----------  ----------  ----------
   Net Income (Loss)................................ $     1.27  $     0.13  $    (7.37) $    (0.17) $     1.45
                                                      ==========  ==========  ==========  ==========  ==========
   Weighted Average Number of Common
     Shares Outstanding.............................     28,756      27,685      27,142      26,927      27,391
                                                      ==========  ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE ASSUMING DILUTION (2):
   Income (Loss) From Continuing Operations......... $     1.36  $     0.54  $    (1.15) $     0.26  $     1.13
   (Loss) Income from Discontinued Operations.......      (0.19)      (0.42)      (6.22)      (0.43)       0.30
                                                      ----------  ----------  ----------  ----------  ----------
   Net Income (Loss)................................ $     1.17  $     0.12  $    (7.37) $    (0.17) $     1.43
                                                      ==========  ==========  ==========  ==========  ==========
   Weighted Average Number of Common
     Shares Outstanding Assuming Dilution...........     31,141      28,509      27,142      26,996      27,747
                                                      ==========  ==========  ==========  ==========  ==========

                                                                              December 31,
                                                      ----------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                      ----------  ----------  ----------  ----------  ----------
                                                                              (In thousands)
Balance Sheet Data:
   Working Capital.................................. $  122,252  $   65,986  $   46,201  $  326,841  $  217,743
   Total Assets.....................................  1,065,966   1,064,846   1,162,773   1,130,112   1,045,120
   Long-term Debt (Net of Current Portion)..........     60,710     163,993     224,970     173,578     155,697
   Cash Dividends Per Common Share..................       none        none        none        none        none
   Stockholders' Equity.............................    156,565      96,519      90,473     278,412     303,714

(1) We recorded certain identifiable asset impairment, restructuring, reorganization and other costs. See Note 16 of the Notes to the Consolidated Financial Statements.

(2) Adjusted to account for three-for-two stock split of our common stock to stockholders of record as of May 18, 1998.

_________________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The information contained below may be subject to risk factors. We urge you to review carefully the section "Risk Factors" in this 2002 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

Overview

Our continuing operations derive revenues from our health maintenance organization, managed indemnity plans and military health care services. To a lesser extent, we also derive revenues from non-HMO and insurance products (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products), professional fees (consisting primarily of fees for providing health care services to non-members and co-payment fees received from members), and investment and other revenue.

Our principal expenses consist of medical expenses, military contract expenses, and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independently contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and managing utilization of physicians and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, as well as administrative costs to operate the military health care subsidiary. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

Discontinued Operations. During the third quarter of 2001, we announced our plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw our HMO operations in mid-October. We ceased providing HMO health care coverage in Texas on April 17, 2002. As part of our plan to exit Texas, in the third quarter of 2001, we recorded a charge of $17.1 million for premium deficiency costs, the write down of certain assets, legal and restitution costs, and various other exit related costs.

We elected to early adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144, effective January 1, 2001. In accordance with SFAS No. 144, beginning January 1, 2001, our Texas HMO health care operations were reclassified and presented as discontinued operations.

On January 15, 2003, we announced that we were exploring strategic alternatives for our workers' compensation insurance company, CII Financial, Inc., or CII. The alternatives may include a sale, spin-off or management buyout. The disposal of the operations was approved by our Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations. We will continue to operate the business until a disposal occurs.

In conjunction with the decision to dispose of the workers' compensation operations, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and in disclosing our contingent assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may differ from our calculated estimates and this difference would be reported in our current operations. The following discusses our most critical accounting policies and estimates, which have been reviewed by the Audit Committee of our Board of Directors.

Medical Premiums and Expenses. Medical premium revenues are recorded in the month when we are obligated to provide services to our enrolled members. Premiums received in advance of the coverage period are recorded as unearned premiums. Our premium revenues are net of an estimate for an allowance for retroactive adjustments. At December 31, 2002, our allowance for retroactive adjustments for health care premium revenues was $3.3 million. Retroactive adjustments result from changes in enrollments that relate to prior periods due to delays in processing or reporting by employers. We use historical trends and known activities to estimate our premium allowances. Any subsequent difference between actual premium adjustments and previously estimated premium adjustments would be reflected in that subsequent year's operating results.

Health care medical expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not yet reported to us. We use a variety of standard actuarial projection methods to make these estimates and we must use our judgment in selecting development factors and assumed trends. In making our projections, we consider medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. Our assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in our having to provide new or extended benefits and changes in our health care delivery system or costs. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

Management believes, based on information presently available, that the recorded liability for medical claims payable, which at December 31, 2002, represented 10.8% of our total consolidated liabilities or $98.0 million, are reasonable and adequate to cover future health care claim payments. However, a difference between the recorded liability and actual developed claim payments could have a material impact to our financial results. For example, a 1% increase in medical claims payable as of December 31, 2002, would reduce reported net income for the year 2002 by $637,000 or 1.75% and diluted earnings per share would be reduced by $0.02.

Military Contract Revenues and Expenses. Military contract revenue is recorded based on the contract price as agreed to by the federal government. The contract was based on prior years' data provided by the government along with assumptions of future trends. The contract contains provisions that adjust the contract price based on actual experience, which we call the bid price adjustment, or BPA, and for government-directed change orders. For the year ended December 31, 2002, we estimate that approximately $149 million or 40% of the total military contract revenues were for BPA and change orders. At December 31, 2002, military accounts receivable due from the federal government was $47.1 million of which approximately $19.6 million was for accrued BPA and change order revenues. As the data becomes available from the government, we compare the actual results to the contract assumptions and the estimated effects of these adjustments are recognized on a monthly basis. In addition, we record revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract. The BPA and government-directed change orders are subject to negotiation and we must use our judgment in making our estimates. The actual negotiated price could be substantially different from what we had originally estimated. Any subsequent difference would be reported in that subsequent year's operations.

Military contract health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs which have been incurred as of the balance sheet date but not reported to us. We use a variety of actuarial projection methods to make these estimates and we must use our judgment in selecting development factors and assumed trends. Our assumptions, which are in large part related to the same assumptions we use in estimating military contract revenues, could be affected by unanticipated changes, such as new interpretations of contract provisions that result in our having to provide new or extended benefits and changes in our health care delivery system or costs. We must also factor into our assumptions the limited risk sharing that we have with the government in providing health care services. Any substantial change in our estimates may to a large degree be mitigated by the risk-sharing contract provision. At December 31, 2002, our military health care payable was $65.2 million. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

Investment Securities. At December 31, 2002, we had total investments for continuing operations of $200.0 million. All of these investments are classified as available-for-sale and are presented at fair value. Except for restricted cash and investments, which totaled $17.6 million at December 31, 2002, and are reported as non-current assets, the remainder of these investments of $182.4 million are available to support current operations and are therefore reported as current assets.

Our discontinued operations had total investments of $291.5 million of which $286.4 million was classified as available-for-sale and the balance of $5.1 million was classified as held-to-maturity. Held-to-maturity investments are reported at amortized cost because we have the intent and ability to hold these investments until they mature.

Unrealized investment gains and losses, net of related income taxes, on the available-for-sale investments are included as a separate component of stockholders' equity until realized. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues.

We periodically review our investment portfolio to determine if there is an impairment that is other than temporary. We must use our judgment in testing for impairment and we consider, among other factors, the length of time and the extent of a security's unrealized loss, the financial condition and near term prospects of the issuer, economic forecasts and market or industry trends. If the impairment is determined to be other than temporary, a realized loss is recognized at the date of determination. To date, we have not experienced any significant impairments that were other than temporary in our investments. However, due to the current economic environment and the volatility of the securities market, testing for impairment has become more difficult and there is no assurance that future impairments may not be sustained, which could adversely impact our business and results of operations. For example, if an other than temporary impairment occurred that reduced our investments by 1% at December 31, 2002, our reported net income for the year 2002 would be reduced by $3.2 million or 8.8% and fully diluted earnings per share would be reduced by $0.10.

Litigation and Legal Accruals. We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. We may also face claims for punitive damages that are not covered by insurance. We are also subject to claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self- insured portion based upon our current assessment of such litigation. In addition, we accrue estimated legal defense and other settlement costs based on our assessment of the available information, including our outside legal counsel's assessment of the case. We also assess potential legal exposure, based on the available information, to determine if a precautionary notice of potential claim should be reported to our insurers and if an accrual should be established.

Workers' Compensation Loss and Loss Adjustment Expenses. Discontinued operations' workers' compensation insurance losses and loss adjustment expenses, or LAE, are based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Similar to the health care medical expenses, we use a variety of standard actuarial projection methods to make these estimates and we must use our judgment in selecting development factors and assumed trends. Unlike health care medical expenses, where the cost to provide health care services is substantially completed within one year, workers' compensation claims can be paid out over a substantial number of years due to certain lifetime benefits. In addition, the period between when a claim is reported to us and when the injury occurred could be longer than one year and when we are no longer insuring the account. Loss and LAE reserves have a significant degree of uncertainty when related to their subsequent payments. Although our reserves are established on the basis of a reasonable estimate, it is not only possible but probable that our reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns, unanticipated inflationary trends affecting the cost of services covered by the insurance contract, adverse legal outcomes and new interpretations of laws or regulations or of disputed contract provisions that result in our having to provide new or extended benefits. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. During the past four years (1999-2002), we have had adverse development in our previously recorded loss and LAE reserves that has ranged from a low of $8.7 million to a high of $24.0 million. Any subsequent change in loss and LAE reserves established in a prior year would be reflected in that subsequent year's operating results.

Management believes, based on information presently available, that the recorded liability for loss and LAE reserves is reasonable and adequate to cover future workers' compensation claim payments. At December 31, 2002, loss and LAE reserves represented 85.3% of the liabilities of discontinued operations and 47.0% of our total consolidated liabilities. A change between the recorded liability and actual developed claim payments could have a material impact to our business and results of operations. For example, a 1% increase in loss and LAE reserves, not covered by reinsurance, as of December 31, 2002, would reduce reported net income for the year 2002 by $2.8 million or 7.6% and diluted earnings per share would be reduced by $0.09.

Reinsurance Recoverable. Included in the assets of discontinued operations is reinsurance recoverable, which represents the estimated amount of unpaid workers' compensation loss and LAE reserves that would be recovered from our reinsurers and, to a lesser extent, amounts billed to the reinsurers for their portion of paid losses and LAE. Reinsurance receivable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and LAE is estimated in a manner consistent with the claim liability associated with the reinsurance policy. Any significant changes in the underlying claim liability could directly affect the amount of reinsurance recoverable. Reinsurance recoverable, including amounts related to paid and unpaid losses, are reported as assets rather than a reduction of the related liabilities. Reinsurance contracts do not relieve us from our obligations to enrollees, injured workers or policyholders. If our reinsurers were to fail to honor their obligations because of insolvency, disputed contract provisions or for other reasons, we could incur significant losses. Prior to entering into reinsurance contracts, we evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. In addition, we periodically monitor the financial strength of our reinsurers to determine if an allowance for uncollectible reinsurance recoverables is warranted. To date, we have never had to write-off a workers' compensation reinsurance recoverable balance and no allowance for uncollectible amounts has been established. At December 31, 2002, reinsurance recoverable for workers' compensation was $189.4 million. Any subsequent change in reinsurance recoverable established in a prior year would be reflected in that subsequent year's operating results.

Management believes, based on information presently available, that the recorded balance for reinsurance recoverables is reasonable and collectible. A change between the recorded balance and the actual developed recoverable could have a material impact to our business and results of operations. For example, a 1% decrease in reinsurance recoverables as of December 31, 2002, would reduce reported net income for the year 2002 by $1.2 million or 3.4% and diluted earnings per share would be reduced by $0.04.

Deferred Tax Assets and Liabilities. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Our temporary differences arise principally from certain net operating losses, accrued expenses, reserves that are discounted for tax return purposes, depreciation and impairment charges. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of the existing temporary differences. A valuation allowance is established for those portions of the deferred tax assets that we consider to be more likely than not unrealizable. At December 31, 2002, our total deferred tax assets, including discontinued operations, was $83.3 million and our total deferred tax liabilities were $1.0 million.

Management believes, based on information presently available, that the recorded deferred tax assets are reasonable and recoverable. A change between the recorded asset and the subsequently used deferred tax asset could have a material impact to our business and results of operations. For example, a 1% decrease in the deferred tax asset as of December 31, 2002 would reduce reported net income for the year 2002 by $833,000 or 2.3% and diluted earnings per share would be reduced by $0.03.

Other. In addition to the most critical accounting policies and estimates discussed above, other areas requiring us to use judgment, assumptions and estimates include, but are not limited to, workers' compensation earned but unbilled premiums, contractual discounts on professional fee revenue, allowances for doubtful receivables, other accrued liabilities, accrued payroll and taxes, post-employment benefit liabilities, accrued policyholders' dividends, unearned premium revenue and contingent assets and liabilities. For a more extensive discussion of our accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.

Results of Operations

The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                            Years Ended December 31,
                                                      ----------------------------------
                                                         2002        2001        2000
                                                      ----------  ----------  ----------
OPERATING REVENUES:
     Medical Premiums...............................       67.1%      65.2%      62.5%
     Military Contract Revenues.....................       29.2        30.7        32.4
     Professional Fees..............................        2.4         2.6         3.2
     Investment and Other Revenues .................        1.3         1.5         1.9
                                                      ----------  ----------  ----------
        Total.......................................      100.0       100.0       100.0
                                                      ----------  ----------  ----------
OPERATING EXPENSES:
     Medical Expenses...............................       55.7        55.2        56.6
     Military Contract Expenses ....................       28.2        30.0        31.7
     General and Administrative Expenses............       10.5        11.1        11.0
     Asset Impairment, Restructuring,
        Reorganization and Other Costs..............         --          --         3.0
                                                      ----------  ----------  ----------
     Total..........................................       94.4        96.3       102.3
                                                      ----------  ----------  ----------
OPERATING INCOME (LOSS) FROM CONTINUING
     OPERATIONS.....................................        5.6         3.7        (2.3)
INTEREST EXPENSE....................................       (0.6)       (1.4)       (1.7)
OTHER INCOME (EXPENSE), NET.........................         --        (0.2)        0.1
                                                      ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...........................        5.0         2.1        (3.9)
(PROVISION) BENEFIT  FOR INCOME TAXES...............       (1.7)       (0.7)        0.9
                                                      ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS............        3.3         1.4        (3.0)
LOSS FROM DISCONTINUED OPERATIONS...................       (0.5)       (1.1)      (16.6)
                                                      ----------  ----------  ----------
NET INCOME (LOSS)...................................        2.8%       0.3%     (19.6)%
                                                      ==========  ==========  ==========

Year Ended December 31, 2002 Compared to 2001

Total Operating Revenues increased approximately 15.9% to $1.28 billion from $1.10 billion for 2001.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $138.7 million

  An increase in military contract revenues of $34.7 million

  An increase in professional fees of $1.9 million

  A decrease in investment and other revenues of approximately $200,000

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased $138.7 million or 19.3%. The $138.7 million increase in premium revenue reflects a 5.1% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 52.2% increase in Medicaid member months and a 20.4% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased on average 9% to 12% while the overall rate increase, including continuing business and new members, resulted in an approximate 9.6% increase. Managed indemnity rates increased approximately 10.6%. We did not receive a Medicaid rate increase in 2002 and we do not anticipate one in 2003. The basic Medicare rate increase received in 2002 for the Las Vegas area was approximately 2%. Our overall Medicare rate increase was approximately 6.4% due primarily to the following:

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

Military Contract Revenues increased $34.7 million or 10.2%. The increase in revenue is primarily the result of additive change order work and is significantly offset by increased military contract expenses associated with those change orders. The Congressionally approved Department of Defense, or DoD, fiscal year 2001 budget included several sweeping changes to the TRICARE program. In April 2001, SMHS began implementation of a prescription drug program for beneficiaries over age 65. Likewise, in October 2001, SMHS implemented TRICARE for Life which is a comprehensive health care benefit to those retired military beneficiaries over age 65. Both of these modifications resulted from Congressional changes to the program. SMHS administers the expanded benefits only to the over age 65 retiree military population. SMHS does not directly fund claims payment or bear any health care underwriting risk on these program modifications for the actual level of health care service utilization and does not record any claim payments or related revenue on these program modifications.

SMHS will complete the last year of a five-year contract in May 2003, but it has successfully completed negotiations with the DoD to extend the contract for up to four years at the government's sole option on a year-to- year basis. The DoD is also currently procuring managed care services under the Next Generation TRICARE contract, or the T-Nex contract, in a combined and larger North Region (covering Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina in addition to the areas that make up Region 1 which we currently serve). SMHS submitted its bid to the DoD for the T-Nex contract for the North Region on January 29, 2003, with Sierra as a proposed guarantor. The award decision for this contract is initially expected to be made in mid-2003. Once awarded, the new contractor is scheduled to be fully operational in Region 1 by the third quarter of 2004, based on the current timetable set by the DoD, and the new contract would supersede the remainder of the contract extension we have negotiated with the DoD under our current TRICARE Region 1 contract. In March 2003, we contributed $35.0 million of the proceeds of the Sierra Debentures to SMHS in furtherance of its bid for the T-Nex contract.

Professional Fees increased $1.9 million or 6.7% as a result of higher average co-pays and increased visits at our provider subsidiaries.

Investment and Other Revenues decreased approximately $200,000 or 1.3% due primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance. Investment and other revenues now include the revenue associated with administrative services, which were previously reported as part of specialty product revenues.

Medical Expenses increased $103.5 million or 17.0% due primarily to our increased membership. Medical expenses as a percentage of medical premiums and professional fees decreased to 80.2% from 81.4%. The decrease is primarily due to premium yields in excess of cost and utilization increases which were partially offset by higher bed days in 2002. Our medical claims payable liability requires us to make significant estimates. See the discussion of our medical claims payable liability under critical accounting policies and estimates for a further explanation.

During the third quarter of 2002, the Company entered into a new hospital contract. With this new contract, which began October 1, 2002, the Company holds some form of contracted provider relationship with every hospital in the Las Vegas area.

Military Contract Expenses increased $28.8 million or 8.7%. The increase is consistent with the increase in revenues discussed previously. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 678,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, increased approximately $11.4 million or 9.3%. The primary increases in G&A expenses were payroll and benefits, brokers fees, which were primarily due to increased premium revenues, and facility lease expense. The increase in facility lease expense is due to the rent payments associated with the sale- leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. Our administrative office buildings associated with the sale-leaseback transaction qualified as a sale at the end of the first quarter of 2002. This resulted in a quarterly increase in G&A expenses of approximately $1.1 million and a corresponding decrease in interest expense. See Note 4 of the Notes to the Consolidated Financial Statements for a further explanation of the sale- leaseback transaction. As a percentage of revenues, G&A expenses were 10.5% for 2002, compared to 11.1% in 2001. As a percentage of medical premium revenue, G&A expenses were 15.6% for 2002, compared to 17.1% for 2001. G&A expenses now include the expenses associated with administrative services which were previously reported as part of specialty product expenses.

Interest Expense decreased $8.3 million or 52.6%. Interest expense related to the revolving credit facility decreased $3.7 million due to a decrease in the average balance of outstanding debt during the period and a decrease in the weighted average cost of borrowing. Our average interest rate on the revolving credit facility, excluding the amortization of deferred financing fees, our interest rate swap agreement and fees on the unused portion of the credit facility was 4.6% in 2002, compared to 8.1% in 2001. We incur a fee of 0.5% on the unused portion of the revolving credit facility. In addition, we are amortizing approximately $300,000 per quarter of deferred financing fees.

Interest expense related to the sale-leaseback transaction decreased by $4.9 million as the remaining buildings qualified as a sale during 2002. See Note 4 of the Notes to the Consolidated Financial Statements for a further explanation of the sale-leaseback transaction. We had various increases in interest expense of approximately $300,000.

Other Income (Expense), Net increased $2.0 million. We had a net loss on sale of assets of $2.3 million in 2001. In addition, we had an increase between 2002 and 2001 for various other expense items totaling approximately $300,000.

Provision for Income Taxes was recorded at $22.1 million for 2002 compared to $7.2 million for 2001. The effective tax rate for 2002 was 34.3% compared to 31.6% for 2001. Our ongoing effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The loss from discontinued operations for 2002 was $5.9 million compared to $12.0 million for 2001. The Texas HMO health care operations had a gain of $8.5 million for 2002 which was offset by a loss on the CII workers' compensation operations of $14.3 million.

Discontinued Texas HMO health care operations. The gain from the Texas HMO health care operations for 2002 included gains, net of tax, related to reserves and accrued liabilities of $5.9 million and to real estate of $2.6 million. During 2002, we had favorable development in both medical claims and legal, restitution and other exit related costs. As a result, we reduced our estimate for medical claims payable by $4.8 million and our legal, restitution and other exit related costs by $4.2 million. The adjustments resulted in income, net of tax, from the discontinued Texas HMO health care operations of $5.9 million.

During 2002, TXHC sold four real estate properties and a piece of land which resulted in a gain, net of tax, on the sale of approximately $700,000. In conjunction with the sales we were required, under the terms of the mortgage loan agreement, to pay pre-determined minimum amounts of the mortgage note. Since the principal payments resulted in a reduction of future interest, future accrued interest was reduced and a gain, net of tax, of $1.9 million was recorded.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2002 had a loss of $14.3 million, which included valuation adjustments of $17.3 million, or $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. We will continue to operate the business until a disposal occurs.

Net earned premiums increased by $3.0 million or 1.7% due primarily to a decrease in ceded reinsurance premiums of $12.9 million that was partially offset by a $9.9 million decrease in gross earned premiums. Gross written premiums decreased by $10.7 million due primarily to reduced California premium writings. We have been attempting to increase our premium rates, especially in California, where we have experienced significant adverse loss development. In addition, we are becoming more selective in the types of accounts we insure. In 2002, our average premium rate increase on renewing California policies was approximately 37%, which is on top of a 38% average rate increase in 2001. Due to lost business and lower amounts of new business, gross premiums written in California were reduced by $14.1 million. In other states, our average premium rate increase on renewing policies was approximately 8% in 2002 compared to 12% in 2001 and gross premiums written have increased by $3.4 million, primarily in Nevada.

Due to the impact of new legislation in California (see below) and the continuing higher amounts of average incurred claims we have been experiencing, our rate increase in the first two months of 2003 on renewing California policies is approximately 30 - 50%. In addition, we continue to implement stricter underwriting guidelines. This has resulted in a continuation of lost business and lower amounts of new business and our premiums written for the first two months of 2003 in California are down approximately 22% over the comparable 2002 period. Premiums written in our other states are also down by approximately 11%, primarily in Colorado. Premium production results for the first two months of 2003 may not be indicative of the full year's premium production.

Premiums in force are an indicator of future written premium trends and represent the total estimated annual premiums of all policies in force at a point in time. Total inforce premiums decreased by 1% from $168.4 million at December 31, 2001 to $166.9 million at December 31, 2002. As noted above, our premiums written in the first two months of 2003 are significantly reduced from the first two months of 2002. Total inforce premiums at February 28, 2003 are $145.0 million, which represents a reduction of 13.1% from December 31, 2002. At February 28, 2003, premiums in force for California business was reduced by 17.2% to $94.8 million and non-California business was reduced by 4.1% to $50.2 million.

Investment and other revenue decreased by $2.2 million due to a $500,000 investment valuation adjustment and a decrease in the average investment yield during the period offset by an increase in the average invested balance.

Expenses increased in the CII workers' compensation operations by approximately $26.3 million or 14.3%. The increase in expenses is primarily due to the following:

  In conjunction with the decision to dispose of the workers' compensation operations, CII recorded valuation adjustments, which included the write down of accounts receivable, fixed assets and certain other assets of $3.5 million and an increase in loss and LAE reserves of $13.3 million.

  Approximately $2.3 million in additional loss and LAE is related to the increase in net earned premiums in 2002 compared to 2001.

  In 2002, we recorded $24.0 million of net adverse loss development for prior accident years compared to net adverse loss development of $8.7 million recorded in 2001. Of the $24.0 million recorded, $1.4 million is related to our mandatory participation in assumed reinsurance pools and $5.0 million was recorded in conjunction with the valuation adjustments described above. The net adverse loss development recorded was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident years 1996, 1997, 2000 and 2001. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and LAE ratio for the 2002 accident year was higher by 3.0% which resulted in an increase of approximately $5.3 million in additional losses including the $8.3 million recorded as part of the valuation adjustments. Excluding the valuation adjustment, which represents 4.7% of net earned premiums, the 2002 accident year loss and LAE ratio would have been 1.7% less than the 2001 accident year loss ratio. The decrease is due to the higher premium rates we have been obtaining which were substantially offset by higher estimated average incurred claims.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses, excluding the valuation adjustments, was approximately $100,000.

The net adverse loss development on prior accident years included those years that were covered by our low level reinsurance agreement. This resulted in an increase in the reinsurance recoverable balance which is then reduced by amounts collected from reinsurers. During the year ended December 31, 2002, we increased our ceded reserves by $45.9 million and received payments from our reinsurers totaling $74.6 million.

The loss and LAE reserves recorded as of December 31, 2002 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2002 as well as those occurring in accident years prior to 2002 and are slightly in excess of our independent actuary's point estimate. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested to generate investment income.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio, net of valuation adjustments which represent 9.6%, was 110.0% compared to 106.1% for 2001. The increase was primarily due to increased net adverse loss development for prior accident years. Excluding valuation adjustments and prior accident years' adverse loss development, the combined ratio would have been 99.3% for 2002 and 101.1% for 2001.

In February 2002, California enacted Assembly Bill 749. This new legislation increased benefits paid to injured workers starting January 1, 2003. Increased loss costs, such as benefit increases, are normally built into the rate making process so that premiums are increased to cover the increase in costs. On October 18, 2002, the California Insurance Commissioner approved an increase of 10.5% in pure premium rates for new and renewal policies effective in 2003. In addition, the Commissioner approved a 4.9% increase in pure premium rates for the unexpired terms of policies in force at January 1, 2003. Although we have increased our premiums, there is no assurance that our increase will be sufficient enough to cover the ultimate cost increases or that the estimate of cost increases provided by the Workers' Compensation Insurance Rating Bureau (the organization that accumulates premium and loss data for the State of California for rate making purposes) is accurate. Assembly Bill 749 is effective for claims occurring on and after January 1, 2003. However, due to other statutes, certain temporary total disability claims with dates of injury prior to 2003 will automatically increase to the new benefit levels effective January 1, 2003.

Under our low level reinsurance agreement, we reinsured 30% of the first $10,000 of each claim, 75% of the next $40,000 and 100% of the next $450,000. The maximum net loss retained on any one claim ceded under this agreement was $17,000. This agreement covered all policies in force at July 1, 1998 and continued until June 30, 2000, when we exercised an option to extend coverage to all policies in force as of June 30, 2000. The termination of the low level agreement resulted in our keeping more retained losses and LAE. However, our California premium rates have been increasing, which we believe will largely mitigate the loss of this favorable reinsurance protection. The premium rate increases on policies renewed in California during 2002 and 2001 were approximately 37% and 38%, respectively. For policies effective from July 1, 2000, we obtained excess of loss reinsurance for 100% of the losses above $250,000 and less than $500,000. This agreement terminated on June 30, 2001 and only covered claims with dates of injury occurring by that date. We already had an existing excess of loss reinsurance agreement that covered 100% of the losses above $500,000. The latter reinsurance agreement is a fixed rate multi-year contract that expired December 31, 2002. We executed an option to extend the coverage for all policies in force as of December 31, 2002 until they expire in 2003.

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance market, our new reinsurance agreements, which cover new and renewal policies effective on and after January 1, 2003, will cost more and has reduced coverage limits, including exclusions for terrorist acts. We continue to retain the first $500,000 per occurrence but the maximum coverage has been reduced from statutory (i.e., unlimited) limits to $20.0 million per occurrence. We also must meet certain annual aggregate deductibles before we can begin to recover from some of our reinsurers. This new coverage will result in our retaining more of the losses and LAE. We have factored these higher costs into our premium rates but there is no assurance that our rates will be adequate to cover these additional costs. The reinsurers on the new agreement consist of domestic as well as foreign reinsurers, and all are rated at least A- or better by A.M. Best Company as of December 31, 2002.

Reinsurance contracts do not relieve us from our obligations to injured workers or policyholders. At December 31, 2002, we had $189.4 million in reinsurance recoverable. We evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We also periodically review the financial strength ratings of our reinsurers to determine if an allowance for uncollectible reinsurance is warranted. As of December 31, 2002 and 2001, no allowance was established. At December 31, 2002, all of our reinsurers were rated AA- and A+ or better by Fitch Ratings and the A.M. Best Company, respectively. Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

Year Ended December 31, 2001 Compared to 2000

Total Operating Revenues for 2001 increased approximately 8.2% to $1.10 billion from $1.02 billion for 2000.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $81.2 million

  An increase in military contract revenues of $8.6 million

  A decrease in professional fees of $4.1 million

  A decrease in investment and other revenues of $1.8 million

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

Military Contract Revenues increased $8.6 million or 2.6%. The increase in revenue is primarily the result of additive change order work and is significantly offset by increased military contract expenses associated with those change orders. The Congressionally approved DoD fiscal year 2001 budget included several sweeping changes to the TRICARE program. In April 2001, SMHS began implementation of a prescription drug program for beneficiaries over age 65 and the implementation of a waiver of co- payments for active duty family members. Both of these program modifications resulted from Congressional changes to the program. Likewise, in October 2001, SMHS implemented TRICARE for Life which is a comprehensive health care benefit to those retired military beneficiaries over age 65. SMHS only administers the expanded benefits to the over age 65 retiree military population.

Professional Fees decreased $4.1 million or 12.4% due primarily to the closing of our affiliated medical group in Arizona during 2000.

Investment and Other Revenues decreased $1.8 million or 9.7% due primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance. Investment and other revenues now include the revenue associated with administrative services which were previously reported as part of specialty product revenues.

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

Medical expenses reported in 2000 included change in estimate charges of $16.5 million for reserve strengthening primarily due to adverse development on prior years' medical claims and $9.5 million of other non- recurring medical costs primarily relating to the write-down of certain medical subsidiary assets.

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

General and Administrative Expenses, or G&A, increased $10.4 million or 9.3%. As a percentage of revenues, G&A expenses were 11.1% in 2001 compared to 11.0% in 2000. As a percentage of medical premium revenue, G&A expenses were 17.1% for 2001 compared to 17.6% for 2000. G&A expenses now include the expenses associated with administrative services which were previously reported as part of specialty product expenses.

Asset Impairment, Restructuring, Reorganization and Other Costs for 2000 are discussed below.

Asset Impairments. Management adopted a plan in the second quarter of 2000 to discontinue medical delivery operations in Mohave County, Arizona and to sell the real estate assets located there, as well as an underperforming medical clinic in Las Vegas. In connection with the restructuring plans adopted and announced by us in the second quarter of 2000, we re-evaluated the recoverability of certain long-lived assets, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or SFAS No. 121, and Accounting Principles Board Opinion No. 17, "Intangible Assets", or APB No. 17, and determined that the carrying values of certain goodwill and other long-lived assets were impaired.

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

Restructuring and Reorganization. In the second quarter of 2000, we adopted a plan and announced additional restructuring of the Arizona managed health care operations. As a result of this restructuring, we recorded charges in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" of approximately $2.0 million. Of the costs recorded, $1.2 million was for severance, $400,000 was related to clinic closures and lease termination and $400,000 was for other costs.

Other:

The $4.3 million of costs recorded in the second quarter of 2000 relate primarily to an accrual for certain legal settlements as wells as the write-down of certain receivables.

The table below presents a summary of asset impairment, restructuring, reorganization and other costs for the years indicated.

                                                   Restructuring
                                         Asset         and
                                      Impairment   Reorganization  Other      Total
                                      -----------  ------------  ---------  ---------
                                                      (In thousands)
  Balance, January 1, 2000.......... $        --  $         --  $   3,449  $   3,449
  Charges recorded..................      24,553         1,983      4,300     30,836
  Cash used.........................          --        (1,389)      (302)    (1,691)
  Noncash activity..................     (24,553)           --     (3,000)   (27,553)
  Changes in estimate...............          --            --         --         --
                                      -----------  ------------  ---------  ---------
  Balance, December 31, 2000........          --           594      4,447      5,041
  Charges recorded..................          --            --         --         --
  Cash used.........................          --          (594)        --       (594)
  Noncash activity..................          --            --         --         --
  Changes in estimate...............          --            --         --         --
                                      -----------  ------------  ---------  ---------
  Balance, December 31, 2001........          --            --      4,447      4,447
  Charges recorded..................          --            --         --         --
  Cash used.........................          --            --         --         --
  Noncash activity..................          --            --       (500)      (500)
  Changes in estimate...............          --            --         --         --
                                      -----------  ------------  ---------  ---------
  Balance, December 31, 2002........ $        --  $         --  $   3,947  $   3,947
                                      ===========  ============  =========  =========

The remaining other costs of $3.9 million are primarily related to legal claims. Management believes that the remaining reserves as of December 31, 2002 are adequate and that no revisions to the estimates are necessary at this time.

Interest Expense decreased $2.1 million or 11.6%. Interest expense related to the revolving credit facility decreased $13.3 million due to a decrease in the average balance of outstanding debt during the period and a decrease in the weighted average cost of borrowing. Our average revolving credit facility balance was $61 million in 2001 compared to $183 million in 2000. Our average interest rate on the revolving credit facility, excluding the amortization of deferred financing fees and our interest rate swap agreement was 8.1% in 2001 compared to 9.8% in 2000. The decreases were offset by an increase in interest expense of $9.2 million related to the net financing obligations associated with the sale-leaseback transaction and $2.0 million in other interest expense.

Other Income (Expense), Net decreased $3.2 million. We had a net loss on sale of assets in 2001 of $2.3 million compared to a gain of $1.2 million in 2000. In addition, we had an increase between 2001 and 2000 for various other income items totaling approximately $300,000.

Provision for Income Taxes was recorded at $7.2 million for 2001 compared to a tax benefit of $9.2 million for 2000. The effective tax rate for 2001 was 31.6% compared to 22.9% for 2000. The effective tax rate for 2000 reflects the non-deductibility of certain portions of goodwill impairment expense recorded during the period.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The loss from discontinued operations for 2001 was $12.0 million compared to $168.9 million for 2000. The Texas HMO health care operations had a loss of $14.0 million for 2001 compared to a gain of $2.0 million for the CII workers' compensation operations.

Discontinued Texas HMO health care operations. The 2001 loss includes costs to exit the Texas HMO health care market of $17.1 million offset by various other income from operations. Included in the 2000 loss were the following: (a) asset impairment charges of $126.4 million for impaired goodwill; (b) $36.5 million for impaired real estate and other fixed assets; (c) medical expenses of $14.7 million, primarily for adverse development on prior periods' medical claims; (d) $15.5 million for premium deficiency medical costs; (e) $10.4 million for premium deficiency maintenance costs; and (f) other restructuring, reorganization and other costs of $13.3 million.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2001 had a profit of $2.0 million compared to a loss of $7.8 million in 2000. Net earned premiums increased by $47.7 million or 38.0% due primarily to a decrease in ceded reinsurance premiums. Ceded reinsurance premiums decreased as our low level reinsurance agreement expired on June 30, 2000 and was replaced by a new reinsurance agreement with lower ceded premiums.

Expenses increased in the CII workers' compensation operations by approximately $33.0 million or 21.8%. The increase in expenses is primarily due to the following:

  Approximately $32.9 million in additional loss and LAE is related to the increase in net earned premiums in 2001 compared to 2000.

  In 2001, we recorded $8.7 million of net adverse loss development for prior accident years compared to net adverse loss development of $23.3 million recorded in 2000. The net adverse loss development recorded was largely attributable to higher costs per claim, or claim severity, in California. Higher claim severity has had a negative impact on the entire California workers' compensation industry and this trend may continue.

  We established a higher loss and LAE ratio for the 2001 accident year, which has resulted in an increase of approximately $12.5 million. The majority of the increase is due to the termination of the low level reinsurance agreement on June 30, 2000, which results in a higher risk exposure on policies effective after that date and a higher amount of net incurred loss and LAE.

  During the second quarter of 2000, we wrote-off capitalized costs of $3.0 million related to the application development of an information system software project, which was canceled because the vendor was unable to fulfill its contractual obligations. The amounts written off included software and consulting costs of $1.6 million and capitalized internal personnel costs of $1.4 million.

  A net increase in underwriting expenses, policyholders' dividends and other operating expenses of $5.2 million related primarily to the increase in net earned premiums.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 106.1% in 2001 compared to 115.8% for 2000. The decrease was primarily due to significantly higher prior year adverse loss development recorded during 2000. Excluding adverse loss development, the combined ratio would have been 101.1% for 2001 and 97.3% for 2000. The increase in the accident year loss and LAE ratio was primarily due to the run off of the low level reinsurance, which resulted in our retaining more of the incurred losses. The underwriting expense ratio decreased primarily due to higher retained net earned premiums.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $136.6 million for the year ended December 31, 2002 compared to $98.2 million in 2001. We used the majority of the cash flow for the purchase of investments and for reductions of debt. Overall, discontinued operations used cash of $47.9 million in 2002 compared to $46.0 million in 2001. Excluding cash used to purchase investments, discontinued operations used cash of $700,000 in 2002 compared to $14.1 million in 2001. The improvement in continuing operations over 2001 is primarily attributable to cash from earnings and the change in assets and liabilities.

The cash flow resulting from the change in assets and liabilities of $72.6 million was primarily due to the following:

  a source of cash due to the decrease in the deferred tax asset balance of $37.9 million a source of cash due to the increase in medical claims payable of $16.4 million a source of cash due to the increase in other liabilities of $15.0 million a source of cash due to the increase in other current liabilities of $14.7 million a source of cash due to the decrease in other current assets of $6.5 million a use of cash due to the decrease in military health care payable balance of $12.0 million a use of cash due to the increase in the military accounts receivable balance of $7.0 million various other changes in assets and liabilities accounting for the remaining source of cash of $1.1 million

SMHS receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the Department of Defense, or DoD. SMHS accrues health care revenue on a monthly basis for any monies owed above its monthly cash receipt based on the number of at-risk eligible beneficiaries and the level of military direct care system utilization. The contractual bid price adjustment, or BPA, process serves to adjust the DoD's monthly payments to SMHS, because the payments are based in part on 1996 DoD estimates for beneficiary population and beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information becomes available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. In addition, SMHS accrues change order revenue for DoD directed contract changes. As a result of preliminary data accumulated from the BPA process in the last quarter of 2002, SMHS will receive an upward adjustment in 2003 of approximately $3.3 million to its monthly DoD payments starting January 2003. Our business and cash flows could be adversely affected if the timing or amount of the BPA and change order reimbursements vary significantly from our expectations.

On November 16, 2001, SMHS entered into a securitization arrangement with General Electric Capital Corporation. The arrangement provides for the assignment of SMHS' Federal Government accounts receivable to SMHS Funding. SMHS Funding is a special purpose limited liability company owned by SMHS and was formed for the purpose of purchasing all receivables of SMHS. This entity is fully consolidated into SMHS. SMHS Funding may assign an undivided interest in certain of the receivables to a subsidiary of General Electric Capital Corporation in the event that additional financing by SMHS is warranted. This securitization arrangement was not utilized in 2002 and we do not anticipate utilizing it in 2003. See Note 2 of the Notes to the Consolidated Financial Statements.

In the event SMHS wins the competitive procurement for the North Region T-Nex contract, SMHS has received a commitment from General Electric Capital Corporation to provide a $200.0 million senior secured revolving credit facility to support SMHS' additional working capital needs and to refinance its existing securitization agreement.

Net cash used from continuing operations for investing activities during 2002 included $12.4 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities and furniture, equipment and other capital purchases to support our growth. This was offset by net proceeds of $680,000 from property and equipment dispositions. The net cash change in investments for the year was an increase in investments of $135.0 million as investments were purchased with available funds.

Cash used in financing activities during 2002 included payments of $30.4 million on debt related items offset by $16.9 million in proceeds received from the sale-leaseback notes and $10.2 million in cash received related to the sale of stock through our employee stock purchase plan and stock option plans. The year 2001 included net proceeds from long-term borrowings (proceeds less payments) of $53.2 million and proceeds of $2.1 million related to the sale of stock through our employee stock purchase plan.

On December 28, 2000, we sold the majority of our Las Vegas, Nevada administrative and medical clinic real estate holdings in a sale-leaseback transaction. As part of the transaction, we financed a portion of the sales price with mortgage notes receivable of $22.2 million and provided deposits of $4.3 million. In accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases", or SFAS No. 98, we recorded the transaction as a financing obligation of $113.7 million offset by the mortgage notes receivable of $22.2 million. As of September 30, 2002, we had received the deposits back and full payment of the outstanding mortgage obligations. The payments cured the continuing involvement criteria from SFAS No. 98 and the transaction then qualified as a sale. See Note 4 of the Notes to the Consolidated Financial Statements for a further explanation.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. We used the net proceeds of the offering to repay the $39.0 million outstanding under our existing credit facility and to contribute $35.0 million to SMHS in furtherance of its bid for the TRICARE Next Generation contract. We also used $19.9 million of the proceeds to purchase 1.6 million shares of our common stock under our repurchase program. The remainder of the net proceeds will be used for working capital and general corporate purposes, including, subject to board approval, additional share repurchases.

The debentures are convertible, at the option of the holders, into shares of Sierra Health Services, Inc. common stock at a conversion price of $18.29, upon certain conditions including the sale price of Sierra's common stock exceeding 120% of the conversion price at specified times. The debentures are puttable to us for cash or Sierra common stock, at our election, on March 15 in 2008, 2013 and 2018 and upon certain corporate events including a change in control. The debentures can be called for cash beginning on March 20, 2008.

New Credit Facility

On March 3, 2003, we entered into a new $65.0 million revolving credit facility which replaces the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes.

The new credit facility is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. or any of its subsidiaries and certain other exclusions.

The new revolving credit facility has covenants that restrict our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restricts certain corporate activities. In addition, we will be required to comply with specified financial ratios as set forth in the new credit agreement.

CII Financial Senior Debentures

At September 30, 2000, CII Financial, Inc., currently part of our discontinued operations, had approximately $47.1 million of subordinated debentures that were due on September 15, 2001. These subordinated debentures were neither assumed nor guaranteed by Sierra and were subordinated to Sierra's credit facility debt. In December 2000, CII Financial commenced an offer to exchange the subordinated debentures for cash and/or new debentures. On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding subordinated debentures. CII Financial purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued $15.0 million in new 9½% senior debentures, due September 15, 2004, in exchange for $15.0 million in subordinated debentures. The transaction was accounted for as a restructuring of debt; therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying amount of the debentures and no future interest expense will be recognized. Accordingly, the new 9½% senior debentures have a carrying amount of $16.8 million consisting of principal of $14.0 million and $2.8 million in future accrued interest. Since the time of the exchange and as of December 31, 2002, Sierra has purchased $1.0 million in outstanding 9½% senior debentures which are eliminated upon consolidation.

To facilitate the exchange offer, Sierra lent CII Financial $17.0 million, of which $7.5 million was borrowed from California Indemnity Insurance Company, a wholly-owned subsidiary of CII Financial. In addition, California Indemnity received approval from the California Department of Insurance to pay a dividend of $15.0 million to CII Financial. In September 2001, California Indemnity received approval from the California Department of Insurance to pay an additional $5.0 million dividend to CII Financial, which was used to pay the remaining subordinated debentures that matured on September 15, 2001.

The new 9½% senior debentures pay interest, which is due semi-annually on March 15 and September 15 of each year, commencing on September 15, 2001. The new 9½% senior debentures rank senior to outstanding notes payable from CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit facility. The new 9½% senior debentures may be redeemed by CII Financial at any time at premiums starting at 110% and declining to 100% for redemptions after April 1, 2004. In the event of a change in control of CII Financial, the holders of the new 9½% senior debentures may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

CII is a holding company and its only significant asset is its' investment in California Indemnity. Of the $23.1 million in cash and cash equivalents it held at December 31, 2002, approximately $21.5 million was designated for use only by the regulated insurance companies. CII has limited sources of cash and is dependent upon dividends paid by California Indemnity. California Indemnity may only pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year does not exceed the amount shown as unassigned funds (reduced by any unrealized gains or losses included in any such amount) on its statutory statement as of the previous December 31. In 2003, California Indemnity cannot pay dividends without the prior approval of the state insurance commissioner. In 2002 California Indemnity paid a total of $1.5 million in dividends. We are not in a position to assess the likelihood of obtaining future approval for the payment of dividends other than those specifically allowed by law in each of our subsidiaries' state of domicile.

Sierra Share Repurchase Program

On January 7, 2003, we announced that our Board of Directors authorized a program for the repurchase of up to 2.0 million shares of our common stock. On February 25, 2003, we announced that we had repurchased approximately 600,000 shares of our common stock and that our Board of Directors had authorized us to purchase up to an additional 600,000 shares under our share repurchase program. Such purchases have been made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As of March 6, 2003, we had purchased a total of 2.2 million shares for $27.6 million.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $33.2 million at December 31, 2002. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the Kaiser-Texas acquisition, TXHC entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million, on a statutory basis, until certain income levels were achieved. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain deposits and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $68.8 million in cash and cash equivalents held at December 31, 2002, including discontinued operations, $23.0 million was held by discontinued operations and of the remainder, $11.7 million, was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at December 31, 2002. With the exception of our amended and restated revolving credit facility, the amounts below represent the entire payment, principal and interest, on our outstanding obligations. The outstanding balance of the amended and restated revolving credit facility is $60 million as of December 31, 2002. The amount has been reflected as due in 2006 as the credit facility was refinanced and terminated in conjunction with the issuance of the Sierra Debentures and the new $65 million credit facility on March 3, 2003.

                                         Long-
                                         Term        Capital     Operating
                                         Debt         Leases      Leases      Total
                                      -----------  ------------  ---------  ---------
                                                               (In thousands)
Continuing Operations
Payments due in less than 1 year.... $        98  $        121  $  18,428  $  18,647
Payments due in 1 to 3 years........          71           114     34,980     35,165
Payments due in 4 to 5 years........      60,071            62     32,805     92,938
Payments due after 5 years..........         362           153    123,420    123,935
                                      -----------  ------------  ---------  ---------
     Total Continuing Operations.... $    60,602  $        450  $ 209,633  $ 270,685
                                      ===========  ============  =========  =========
Discontinued Operations
Payments due in less than 1 year.... $     3,954  $        235  $     422  $   4,611
Payments due in 1 to 3 years........      20,408            --         69     20,477
Payments due in 4 to 5 years........       7,364            --         --      7,364
Payments due after 5 years..........          --            --         --         --
                                      -----------  ------------  ---------  ---------
     Total Discontinued Operations.. $    31,726  $        235  $     491  $  32,452
                                      ===========  ============  =========  =========

Included in long-term debt payments for discontinued operations is a mortgage loan secured by certain underlying real estate assets of the discontinued operations of $15.0 million and the CII Senior Debentures of $16.8 million. We are actively seeking a buyer for the real estate assets and anticipate selling them by the end of 2003. As the assets are sold, we are required to make reductions on the mortgage note and completely satisfy the obligation once all of the assets have been sold.

Other

We have a 2003 capital budget of $30.9 million and are also limited in the amount of capital expenditures we can make by our new revolving credit facility. The 2003 planned expenditures are primarily for a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above, debt service and funds required to exit the Texas HMO health care market. We believe that our existing working capital, operating cash flow and, if necessary, equipment leasing, divestitures of certain non-core assets and amounts available under our credit facility should be sufficient to fund our capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

We have a $25.0 million interest-rate swap agreement that allows us to mitigate the risk of interest rate fluctuation on our credit facility. The original intent of the agreement was to keep our interest rate on $25.0 million of the credit facility relatively fixed. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," we recorded the interest- rate swap agreement at its fair value as of December 31, 2002. The fair value indicated that we would need to pay $645,000 to terminate the swap agreement. If the prime rate were to decrease by 1%, we estimate our maximum increase in annual expense associated with the swap to be approximately $250,000.

In the second quarter of 1997, our Board of Directors authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of Directors authorized an additional $2.5 million loan from us to our CEO. In the second quarter of 2001, our Board of Directors approved a loan amendment which extended the maturity of the principal balance along with accrued interest to December 31, 2003. During 2002 and 2001, our CEO made payments of $1.0 million and $898,000, respectively. As of December 31, 2002, the aggregate principal balance outstanding and accrued interest for both instruments was $4.2 million. All amounts borrowed bear interest at a rate equal to the rate at which we could have borrowed funds under our revolving credit facility at the time of the borrowing plus 10 basis points. The amounts outstanding are collateralized by certain of the CEO's assets and rights to compensation from us.

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

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, or FEHBP, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in this 2002 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", or FIN 45. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. We do not expect the adoption of FIN 46 to have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", or SFAS No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. We do not expect the adoption of SFAS No. 145 to have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We did not elect to early adopt SFAS No. 146 nor do we expect the adoption to have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", or SFAS No. 148. SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We have not yet determined if we will implement the voluntary change to the fair value based method of accounting as allowed under SFAS No. 148 for 2003.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the impact of interest rate changes and changes in the market value of our investments. We have not utilized derivative financial instruments in our investment portfolio.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2002, including discontinued operations, we have approximately $560.3 million in cash and cash equivalents and current, long-term and restricted investments. Of the investments, approximately $486.4 million are classified as available-for-sale and $5.1 million are classified as held-to-maturity. These investments are primarily in fixed income, investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

Assuming interest rates were to increase by a factor of 1.1, the net hypothetical loss in fair value of stockholders' equity related to financial instruments is estimated to be approximately $5.1 million after tax (3.2% of total stockholders' equity). Of the $5.1 million decrease, $4.1 million is related to our discontinued operations. We believe that such an increase in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

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

As of December 31, 2002, we had $60 million in borrowings outstanding under a revolving credit facility. The average cost of borrowing on the revolving credit facility for 2002, including the amortization of deferred financing fees and the impact of the swap agreement, was 7.4%. If the average cost of borrowing on the amount outstanding as of December 31, 2002 were to increase by a factor of 1.1, our annual income before tax would decrease by approximately $400,000.

As of December 31, 2002, CII had $14.0 million principal amount of senior debentures outstanding, which is net of $1.0 million in debentures purchased by Sierra and eliminated upon consolidation. The market value of the outstanding debentures was estimated to be approximately $13.1 million at December 31, 2002, based on the last trade in 2002 before the debentures were no longer listed by the New York Stock Exchange. If interest rates were to fluctuate by a factor of 1.1, we do not anticipate a material change in the fair value of the debentures based on the current market for them.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 2002, such systems and controls were adequate to meet the objectives discussed herein.

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
Senior Vice President, Finance
    Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 18 to the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
January 29, 2003, (March 14, 2003 as to Notes 6 and 19.)

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands, except share data)

                                                                           2002          2001
                                                                       ------------  ------------
                               ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents........................................ $     45,778  $    107,114
    Investments......................................................      182,452        52,498
    Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2002 - $10,626; 2001 - $11,251)...................       11,232        15,334
    Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2002 - $0; 2001 - $0).............................       47,126        40,166
    Current Portion of Deferred Tax Asset............................       50,402        82,277
    Prepaid Expenses and Other Current Assets........................       18,380        26,028
    Assets of Discontinued Operations................................      565,058       533,673
                                                                       ------------  ------------
         Total Current Assets........................................      920,428       857,090

PROPERTY AND EQUIPMENT, NET..........................................       64,868       136,496
RESTRICTED CASH AND INVESTMENTS......................................       17,557         9,721
GOODWILL (Less:  Accumulated Amortization $6,972)....................       14,782        14,782
DEFERRED TAX ASSET (Less Current Portion)............................       14,947        14,549
OTHER ASSETS.........................................................       33,384        32,208
                                                                       ------------  ------------
TOTAL ASSETS......................................................... $  1,065,966  $  1,064,846
                                                                       ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accrued Liabilities.............................................. $     50,349  $     40,691
    Trade Accounts Payable...........................................       29,249        22,500
    Accrued Payroll and Taxes........................................       13,660        13,465
    Medical Claims Payable...........................................       98,031        81,662
    Unearned Premium Revenue.........................................       40,758        38,592
    Military Health Care Payable.....................................       65,223        77,261
    Current Portion of Long-term Debt................................          186           191
    Liabilities of Discontinued Operations...........................      500,720       516,742
                                                                       ------------  ------------
         Total Current Liabilities...................................      798,176       791,104

LONG-TERM DEBT (Less Current Portion)................................       60,710       163,993
OTHER LIABILITIES....................................................       50,515        13,230
                                                                       ------------  ------------
TOTAL LIABILITIES....................................................      909,401       968,327
                                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 60,000 Shares Authorized;
         Shares Issued: 2002 - 30,953; 2001 - 29,648.................          155           148
    Treasury Stock: 2002  - 1,163; 2001 - 1,523 Common Stock Shares..      (17,148)      (22,789)
    Additional Paid-In Capital.......................................      196,711       181,076
    Deferred Compensation............................................         (473)       (1,058)
    Accumulated Other Comprehensive Gain (Loss)......................          381        (5,636)
    Accumulated Deficit..............................................      (23,061)      (55,222)
                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...........................................      156,565        96,519
                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................... $  1,065,966  $  1,064,846
                                                                       ============  ============

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

                                                                 2002         2001         2000
                                                              -----------  -----------  -----------
OPERATING REVENUES:
Medical Premiums............................................ $   857,741  $   718,994  $   637,769
Military Contract Revenues..................................     373,589      338,918      330,352
Professional Fees...........................................      30,923       28,985       33,102
Investment and Other Revenues...............................      16,382       16,603       18,393
                                                              -----------  -----------  -----------
   Total....................................................   1,278,635    1,103,500    1,019,616
                                                              -----------  -----------  -----------
OPERATING EXPENSES:
Medical Expenses............................................     712,290      608,757      576,738
Military Contract Expenses..................................     360,375      331,621      323,265
General and Administrative Expenses.........................     133,979      122,623      112,220
Asset Impairment, Restructuring,
     Reorganization and Other Costs.........................          --           --       30,836
                                                              -----------  -----------  -----------
   Total....................................................   1,206,644    1,063,001    1,043,059
                                                              -----------  -----------  -----------
OPERATING INCOME (LOSS) FROM CONTINUING
     OPERATIONS.............................................      71,991       40,499      (23,443)
Interest Expense............................................      (7,487)     (15,786)     (17,865)
Other Income (Expense), Net.................................        (108)      (2,071)       1,084
                                                              -----------  -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES....................................      64,396       22,642      (40,224)
(PROVISION) BENEFIT FOR INCOME TAXES........................     (22,088)      (7,161)       9,205
                                                              -----------  -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      42,308       15,481      (31,019)
LOSS FROM DISCONTINUED OPERATIONS (net of income tax
      benefit of $2,945, $5,403 and $65,020)................      (5,860)     (11,995)    (168,896)
                                                              -----------  -----------  -----------
NET INCOME (LOSS)........................................... $    36,448  $     3,486  $  (199,915)
                                                              ===========  ===========  ===========
EARNINGS PER COMMON SHARE:
    Income (Loss) From Continuing Operations................ $      1.47  $      0.56  $     (1.15)
    Loss from Discontinued Operations.......................       (0.20)       (0.43)       (6.22)
                                                              -----------  -----------  -----------
    Net Income (Loss)....................................... $      1.27  $      0.13  $     (7.37)
                                                              ===========  ===========  ===========
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
    Income (Loss) From Continuing Operations................ $      1.36  $      0.54  $     (1.15)
    Loss from Discontinued Operations.......................       (0.19)       (0.42)       (6.22)
                                                              -----------  -----------  -----------
    Net Income (Loss)....................................... $      1.17  $      0.12  $     (7.37)
                                                              ===========  ===========  ===========

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

                                                                                                                   Accumulated   Retained       Total
                                                         Common Stock        In Treasury Additional    Deferred       Other      Earnings      Stock-
                                              --------------------- -------------------    Paid-In    Compensa-    Comprehensive(Accumulated  holders'
                                                Shares     Amount    Shares     Amount     Capital       tion      Gain (Loss)   Deficit)      Equity
                                              ----------  --------- ---------  --------  -----------  ----------   -----------  -----------  -----------
BALANCE, JANUARY 1, 2000.....................    28,400  $     142     1,523  $(22,789) $   175,915  $       --   $   (16,063) $   141,207  $   278,412
Common Stock Issued in Connection
     with Stock Plans........................       415          2        --        --        1,578          --            --           --        1,580
Comprehensive Income:
   Net Loss..................................        --         --        --        --           --          --            --     (199,915)    (199,915)
   Other Comprehensive Loss:
    Unrealized Holding Gain on Available-
       for-Sale Investments ($17,065 pretax).        --         --        --        --           --          --        11,092           --       11,092
    Reclassification Adjustment for Gains
       Included in Net Income ($1,071 pretax)        --         --        --        --           --          --          (696)          --         (696)
                                                                                                                   -----------  -----------  -----------
Total Comprehensive Income (Loss)............        --         --        --        --           --          --        10,396     (199,915)    (189,519)
                                              ----------  --------- ---------  --------  -----------  ----------   -----------  -----------  -----------
BALANCE, DECEMBER 31, 2000...................    28,815        144     1,523   (22,789)     177,493          --        (5,667)     (58,708)      90,473

Common Stock Issued in Connection
     with Stock Plans........................       589          3        --        --        2,087          --            --           --        2,090
Income Tax Benefit Realized Upon
     Exercise of Stock Options...............        --         --        --        --           97          --            --           --           97
Issuance of Restricted Stock.................       244          1        --        --        1,399      (1,400)           --           --           --
Amortization of Deferred Compensation........        --         --        --        --           --         342            --           --          342
Comprehensive Income:
   Net Income................................        --         --        --        --           --          --            --        3,486        3,486
   Other Comprehensive Income:
    Unrealized Holding Gain on Available-
       for-Sale Investments ($374 pretax)....        --         --        --        --           --          --           243           --          243
    Reclassification Adjustment for Gains
       Included in Net Income ($326 pretax)..        --         --        --        --           --          --          (212)          --         (212)
                                                                                                                   -----------  -----------  -----------
Total Comprehensive Income...................        --         --        --        --           --          --            31        3,486        3,517
                                              ----------  --------- ---------  --------  -----------  ----------   -----------  -----------  -----------
BALANCE, DECEMBER 31, 2001...................    29,648        148     1,523   (22,789)     181,076      (1,058)       (5,636)     (55,222)      96,519

Common Stock Issued in Connection
     with Stock Plans........................     1,305          7      (360)    5,641        8,798          --            --       (4,287)      10,159
Income Tax Benefit Realized Upon
     Exercise of Stock Options...............        --         --        --        --        6,837          --            --           --        6,837
Amortization of Deferred Compensation........        --         --        --        --           --         585            --           --          585
Comprehensive Income:
   Net Income................................        --         --        --        --           --          --            --       36,448       36,448
   Other Comprehensive Income:
    Unrealized Holding Gain on Available-
       for-Sale Investments ($10,671 pretax).        --         --        --        --           --          --         6,936           --        6,936
    Reclassification Adjustment for Losses
       Included in Net Income ($217 pretax)..        --         --        --        --           --          --           141           --          141
    Minimum Pension Liability
       Adjustment ($1,630 pretax)............        --         --        --        --           --          --        (1,060)          --       (1,060)
                                                                                                                   -----------  -----------  -----------
Total Comprehensive Income...................        --         --        --        --           --          --         6,017       36,448       42,465
                                              ----------  --------- ---------  --------  -----------  ----------   -----------  -----------  -----------
BALANCE, DECEMBER 31, 2002...................    30,953  $     155     1,163  $(17,148) $   196,711  $     (473)  $       381  $   (23,061) $   156,565
                                              ==========  ========= =========  ========  ===========  ==========   ===========  ===========  ===========

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

                                                                         Years Ended December 31,
                                                                   ----------------------------------
                                                                      2002        2001        2000
                                                                   ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss).......................................... $   36,448  $    3,486  $ (199,915)
      Adjustments to Reconcile Net Income (Loss) to Net Cash
         Provided by Operating Activities:
          Loss from Discontinued Operations......................      5,860      11,995     168,896
          Depreciation and Amortization..........................     18,245      24,184      24,145
          Deferred Compensation Expense..........................        585         342          --
          Provision for Doubtful Accounts........................      2,835       1,251       1,278
          Provision for Asset Impairment.........................         --          --      36,079
          Loss (Gain) on Property and Equipment Dispositions.....         17       2,311      (1,114)
      Change in Assets and Liabilities:
          Other Assets...........................................        (16)      2,839      (7,499)
          Deferred Tax Asset.....................................     37,931       2,107     (51,464)
          Other Current Liabilities..............................     14,660       3,853     (19,427)
          Accounts Receivable....................................      1,267      (2,921)      3,988
          Other Current Assets...................................      6,454      (2,153)      2,411
          Military Accounts Receivable...........................     (6,960)     32,436     (11,462)
          Military Health Care Payable...........................    (12,038)     (7,598)     34,028
          Medical Claims Payable.................................     16,369       7,258       9,146
          Other Liabilities......................................     14,980      18,774       8,399
                                                                   ----------  ----------  ----------
         Net Cash Provided by Operating Activities of
            Continuing Operations................................    136,637      98,164      (2,511)
                                                                   ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures.......................................    (12,392)     (7,136)    (14,674)
      Property and Equipment Dispositions........................        680       7,265      10,942
      Purchase of Available-for-Sale Investments.................   (847,437)   (130,625)    (37,865)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments.........................    712,483     107,540      57,638
                                                                   ----------  ----------  ----------
         Net Cash (Used for) Provided by Investing Activities of
            Continuing Operations................................   (146,666)    (22,956)     16,041
                                                                   ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing..........................         --          --      91,459
      Proceeds on Sale-Leaseback Deposit.........................     16,862          --          --
      Payments on Debt and Capital Leases........................    (30,399)    (53,187)    (39,225)
      Exercise of Stock in Connection with Stock Plans...........     10,159       2,090       1,580
                                                                   ----------  ----------  ----------
         Net Cash (Used for) Provided by Financing Activities of
            Continuing Operations................................     (3,378)    (51,097)     53,814
                                                                   ----------  ----------  ----------
NET CASH (USED FOR) PROVIDED
       BY DISCONTINUED OPERATIONS................................    (47,929)    (45,954)     24,566
                                                                   ----------  ----------  ----------
NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS..........................................    (61,336)    (21,843)     91,910
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR...................................................    107,114     128,957      37,047
                                                                   ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................... $   45,778  $  107,114  $  128,957
                                                                   ==========  ==========  ==========

See the accompanying notes to consolidated financial statements.

1. BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. and its subsidiaries (collectively referred to as "Sierra" or the "Company"). Sierra is a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. Sierra's broad range of managed health care services is provided through its health maintenance organization ("HMO"), managed indemnity plans, military health services programs, third-party administrative services programs for employer-funded health benefit plans and medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

The Company's continuing operations currently operate in two reportable segments: managed care and corporate operations and military health services operations. The Company's prior third reportable segment, workers' compensation operations, has been classified as a discontinued operation.

Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), during the fourth quarter of 2002, the Company reclassified it's workers' compensation insurance operations as discontinued operations. Sierra is seeking strategic alternatives for the workers' compensation insurance subsidiaries and has retained Banc of America Securities to explore strategic alternatives for the operations.

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The individual line items on the consolidated balance sheets have been presented net of the discontinued operations with the total assets and liabilities of the discontinued operations presented on one line within current assets and current liabilities, respectively. The results of operations from the discontinued operations have been reported net of tax as a separate component of income on the consolidated statements of operations. The cash flows from the discontinued operations have been reported as a separate component on the consolidated statements of cash flows. See Notes 8 and 9 for disclosure on and a description of the discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. Sierra's consolidated subsidiaries include: Health Plan of Nevada, Inc. ("HPN") and Texas Health Choice, L.C. ("TXHC"), which are licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company; Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical provider group; Sierra Military Health Services, Inc., and its subsidiary, ("SMHS"), a company that provides and administers managed care services to certain TRICARE eligible beneficiaries; CII Financial, Inc. ("CII"), a holding company primarily engaged in writing workers' compensation insurance through its wholly-owned subsidiaries; administrative services companies; a home health care agency; a hospice; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services. CII and TXHC have been reported as part of the discontinued operations.

Medical Premiums. Membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra generally upon 60 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which members are entitled to receive services and are net of estimated retroactive adjustments of members and groups. Non-Medicare member enrollment is represented principally by employer groups. HPN offers a prepaid health care program to Medicare recipients. Revenues associated with Medicare recipients were approximately $340.1 million, $304.7 million and $267.9 million in 2002, 2001 and 2000, respectively. Premiums collected in advance are recorded as unearned premium revenue and can include payments under prepaid Medicare contracts with the Centers for Medicare and Medicaid Services ("CMS") and prepaid HPN commercial and SHL preferred provider organization premiums.

Military Contract Revenues. Revenue under the Department of Defense TRICARE contract is recorded based on the contract price as agreed to by the federal government. The contract also contains provisions which adjust the contract price based on actual experience and for government-directed change orders. The estimated effects of these adjustments are recognized on a monthly basis once the amount is reasonably known. In addition, the Company records revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract. Enrollment fees collected in advance of the service period are recorded as unearned premium revenue.

Professional Fees. Revenue for professional medical services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates, net of provisions for estimated contractual allowances.

Investment and Other Revenues. Investment income is recognized in the period earned, realized gains and losses are recognized as incurred and are calculated using the specific identification method. Other revenues include administrative services fees and certain ancillary product revenues. In prior years these revenues had been reported as specialty product revenues. Such revenues are recognized in the period in which the service is performed or the period that coverage for services is provided.

Medical Expenses. Health care expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs which have been incurred as of the balance sheet date but not yet reported to the Company. The Company uses a variety of standard actuarial projection methods to make these estimates and must use judgment in selecting development factors and assumed trends. In making projections, the Company considers medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, seasonality patterns and changes in membership. Assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in the Company's having to provide new or extended benefits and changes in the Company's health care delivery system or costs. The Company believes that the recorded liability for medical claims payable, at December 31, 2002, is reasonable and adequate to cover future health care claim payments. Any subsequent changes in an estimate for a prior year would be reflected in the current year's operating results.

The Company contracts with hospitals, physicians and other independently contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for a portion of the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services.

Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 678,000 dependents of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Health care costs are recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs which have been incurred as of the balance sheet date but not reported to the Company. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and dependants as well as retired military families.

Cash and Cash Equivalents. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Investments. Investments consist principally of U.S. Government and its agencies' securities and municipal bonds, as well as corporate and mortgage-backed securities. All non-restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. All of the Company's held-to-maturity investments are held by the discontinued operations. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

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

During 2001, SMHS adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for securitizations and other transfers of financial assets and extinguishments of liabilities. On November 16, 2001, SMHS entered into a securitization arrangement with General Electric Capital Corporation. The arrangement provides for the assignment of SMHS' Federal Government accounts receivable to SMHS Funding. SMHS Funding is a special purpose limited liability company owned by SMHS and was formed for the purpose of purchasing all receivables of SMHS. This entity is fully consolidated into SMHS. SMHS Funding, LLC may assign an undivided interest in certain of the receivables to a subsidiary of General Electric Capital Corporation in the event that additional financing by SMHS is warranted.

As of and for the year ended December 31, 2002, SMHS has not utilized the facility and is currently incurring an unused facility fee of 0.5% per annum calculated daily and payable monthly in arrears on the unused portion of the maximum purchase limit of $32 million.

Reinsurance Recoverable. In the normal course of business, the Company seeks to reduce the effects of catastrophic and other events that may cause unfavorable underwriting results by reinsuring certain levels of risk with other reinsurers. Reinsurance receivable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and loss adjustment expense and medical claims payable is estimated in a manner consistent with the claim liability associated with the reinsurance policy. Reinsurance receivables, including amounts related to paid and unpaid losses, are reported as assets rather than a reduction of the related liabilities.

The Company is covered under medical reinsurance agreements that provide coverage for 50% - 90% of hospital and other costs in excess of $300,000 per case, up to a maximum of $2.0 million per member per lifetime for both the managed indemnity and HMO subsidiaries.

Certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract and SHL maintains reinsurance on certain of its insurance products. Reinsurance premiums of $2.3 million, $1.7 million and $2.4 million, net of reinsurance recoveries of $1.3 million, $1.8 million and $1.9 million, are included in medical expenses for 2002, 2001 and 2000, respectively.

See Note 9 for a discussion of the workers' compensation insurance operations' reinsurance.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs that do not significantly improve or extend the life of the respective assets are charged to operations. Depreciation is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

Buildings and Improvements	10 - 30 years
Leasehold Improvements	3 - 10 years
Furniture, Fixtures and Equipment	3 - 5 years
Data Processing Hardware and Software	3 - 10 years

Goodwill. Goodwill has been recorded as a result of various business acquisitions by the Company. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 required, among other things, the discontinuance of goodwill amortization and the Company to complete a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. The Company has completed its transitional goodwill test and determined that the recorded goodwill was not impaired under the guidelines of the pronouncement. This test involved the use of estimates related to the fair value of the business with which the goodwill is allocated. The goodwill balance at December 31, 2002, was $14.8 million, all of which is part of the managed care and corporate operations segment. Amortization expense, from continuing operations, associated with goodwill was $805,000, and $1.1 million for the years ended December 31, 2001 and 2000, respectively. See Note 18 for a pro forma table presenting the results of operations as though SFAS No. 142 occurred as of January 1, 2000.

In connection with the restructuring plans adopted and announced by the Company in the second quarter of 2000, the Company re-evaluated the recoverability of certain long-lived assets, primarily those associated with the Texas HMO health care operations, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 17, "Intangible Assets" ("APB No. 17"), and determined that the carrying value of certain goodwill was impaired. In assessing the asset impairment of the long- lived assets, the Company first allocated a portion of related goodwill to the fixed assets to be disposed of, in accordance with SFAS No. 121. The remainder of the related goodwill was then assessed for recoverability in accordance with APB No. 17 based on projected discounted cash flows and an impairment of $141.5 million was recorded. Of the total impairment, $126.4 million was related to and has been recorded as part of discontinued operations. See Notes 8 and 16 for a description of the primary facts and circumstances related to the impairment.

Treasury Stock. Shares purchased and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost are credited to additional paid-in capital. Sale of treasury stock at amounts below their cost are charged to additional paid-in capital to the extent it includes gains from previous sales and the remainder to retained earnings (accumulated deficit). Sales of treasury shares in 2002, at amounts below their cost of $4.3 million, were charged to accumulated deficit as the Company did not previously have gains in additional paid-in capital. All sales of treasury shares in 2002 were in connection with the exercise of stock options.

Stock Option Plans. The Company has several plans which are described more fully in Note 13. The Company's stock option plans are accounted for using the intrinsic value method. Accordingly, no compensation cost has been recognized for its employee stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share for the years ended December 31, would have been reduced to the pro forma amounts indicated below:

                                                             Years ended December 31
                                                         -------------------------------
                                                           2002          2001          2000
                                                         ---------     ---------     ---------
                                                          (In thousands, except per share data)
Net income (loss), as reported......................... $  36,448     $   3,486     $(199,915)
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all awards, net of tax..................    (4,598)       (3,506)       (3,378)
                                                        ----------     ----------    ----------
Pro forma net income (loss)............................ $   31,850    $     (20)    $(203,293)
                                                         ==========    ==========    ==========

Net income (loss) per share, as reported............... $    1.27     $    0.13     $   (7.37)
Pro forma net income (loss)............................      1.11            --         (7.49)

Net income (loss) per share
    assuming dilution, as reported..................... $    1.17     $    0.12     $   (7.37)
Pro forma net income (loss)............................      1.02            --         (7.49)

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" been applicable to all the years of previous option grants. The above numbers do not include the effect of options granted prior to 1995. See Note 13 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has not yet determined if it will implement the voluntary change to the fair value based method of accounting as allowed under SFAS No. 148 for 2003.

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

Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments and accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. These financial institutions are located in many different regions and company policy is designed to limit exposure with any one institution.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates and are principally in California and Nevada. However, the Company is licensed and does business in several other states. As of December 31, 2002, the Company had receivables outstanding from the federal government related to its TRICARE contract in the amount of $47.1 million. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated AA- and A+ or better by Fitch Ratings and the A.M. Best Company, respectively.

Derivatives. The Company's only derivative instrument is an interest rate swap agreement used to minimize interest rate risk. As of January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The implementation did not result in an adjustment to our consolidated financial position or results of operations. Sierra accounts for derivative instruments on the balance sheet at fair value with changes in fair values reported as part of net income.

Recently Issued Accounting Standards. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The Company does not expect the adoption of FIN 46 to have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The Company does not expect the adoption of SFAS No. 145 to have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company did not elect to early adopt SFAS No. 146 nor does it expect the adoption to have a material effect on its consolidated financial position or results of operations.

Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management must exercise its judgment taking into consideration the facts and circumstances in selecting assumptions and other factors in calculating its estimates. On an on-going basis, management re-evaluates its assumptions and the methods of calculating its estimates. Estimates and assumptions include, but are not limited to, medical and workers' compensation expenses and reserves, military revenue and expenses, reinsurance recoverables, legal reserves, fair values of investments, amounts receivable or payable under government contracts, deferred income taxes, remaining reserves for restructuring and other charges and the net realizable values for assets where impairment charges have been recorded. Actual results may materially differ from estimates.

Reclassifications. Certain amounts in the Consolidated Financial Statements as of and for the years ended December 31, 2001 and 2000 have been reclassified to conform with the current year presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.

3. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                     Years ended December 31,
                                               ----------------------------------
                                                  2002        2001        2000
                                               ----------  ----------  ----------
                                             (In thousands, except per share data)

Income (loss) from continuing operations..... $   42,308  $   15,481  $  (31,019)
Loss from discontinued operations............     (5,860)    (11,995)   (168,896)
                                               ----------  ----------  ----------
Net income (loss)............................ $   36,448  $    3,486  $ (199,915)
                                               ==========  ==========  ==========
Earnings per common share:
Income (loss) from continuing operations..... $     1.47  $     0.56  $    (1.15)
Loss from discontinued operations............      (0.20)      (0.43)      (6.22)
                                               ----------  ----------  ----------
Net income (loss)............................ $     1.27  $     0.13  $    (7.37)
                                               ==========  ==========  ==========
Earnings per common share assuming dilution:
Income (loss) from continuing operations..... $     1.36  $     0.54  $    (1.15)
Loss from discontinued operations............      (0.19)      (0.42)      (6.22)
                                               ----------  ----------  ----------
Net income (loss)............................ $     1.17  $     0.12  $    (7.37)
                                               ==========  ==========  ==========

Weighted average common shares outstanding...     28,756      27,685      27,142
Dilutive options outstanding.................      2,141         787          --
Restricted Shares outstanding................        244          37          --
Weighted average common shares outstanding     ----------  ----------  ----------
         assuming dilution...................     31,141      28,509      27,142
                                               ==========  ==========  ==========

Stock options to purchase 325,000 shares in 2002 and 1,591,000 shares in 2001 were not dilutive and, therefore, were not included in the computations of diluted earnings per share. Stock options to purchase 4,250,000 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the Company had a net operating loss for the year and their inclusion would have been anti-dilutive.

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

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:

                                                  2002        2001
                                               ----------  ----------
                                                    (In thousands)
Land......................................... $    2,984  $   11,147
Buildings and Improvements...................     22,415      99,472
Furniture, Fixtures and Equipment............     39,286      36,945
Data Processing Equipment and Software.......     98,216      91,060
Software in Development and Construction
   in Progress...............................        697       2,331
Less:  Accumulated Depreciation .............    (98,730)   (104,459)
                                               ----------  ----------
    Property and Equipment, Net.............. $   64,868  $  136,496
                                               ==========  ==========

The following is an analysis of property and equipment under capital lease by classification as of December 31:

                                                  2002        2001
                                               ----------  ----------
                                                 ( In thousands)
Buildings and Improvements................... $      245  $      245
Data Processing Equipment and Software.......        333         333
Less: Accumulated Depreciation...............       (413)       (316)
                                               ----------  ----------
   Property and Equipment, Net............... $      165  $      262
                                               ==========  ==========

The Company capitalizes interest expense as part of the cost of construction of facilities and the implementation of computer systems. Interest expense capitalized in 2002, 2001 and 2000 was $50,000, $29,000, and $67,000, respectively. Depreciation expense, from continuing operations, in 2002, 2001 and 2000 was $18.2 million, $23.4 million and $23.0 million, respectively.

Sale-Leaseback. On December 28, 2000, the Company sold the majority of its Las Vegas, Nevada administrative and medical clinic real estate holdings in a sale-leaseback transaction. As part of the transaction, the Company financed a portion of the sales price with mortgage notes receivable of $22.2 million and provided deposits of $4.3 million. The mortgages and deposits constituted continuing involvement as defined in Statement of Financial Accounting Standards No. 98, "Accounting for Leases" ("SFAS No. 98"), and as such the transaction did not qualify as a sale. In accordance with SFAS No. 98, the Company recorded the transaction as a financing obligation of $113.7 million, offset by the mortgage notes receivable of $22.2 million. The net book value of the assets included in the transaction was $86.9 million at December 31, 2000. For the assets that did not qualify for sale treatment, depreciation expense and interest expense were recognized on the net book value of the assets and net financing obligation outstanding, respectively.

As of September 30, 2002, the Company had received the deposits back and full payment of the outstanding mortgage obligations. The payments cured the continuing involvement criteria of SFAS No. 98 and the transaction then qualified as a sale. To record the sale, the Company retired the assets and their associated accumulated depreciation and financing obligation and recorded a deferred gain to be recognized over the remaining 13 year term of the lease. The impact of the sale of the buildings recorded during 2002 was a net reduction of $68.8 million in property and equipment, a net reduction of $89.8 million in the associated financing obligation and a deferred gain of $21.0 million. The total deferred gain recorded on the transaction in 2001 and 2002 was $25.7 million; $1.9 million will be recognized annually over the remaining term of the lease.

5. CASH AND INVESTMENTS

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to- maturity. All of the held-to-maturity investments are part of the discontinued workers' compensation operations. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date. Gross realized gains on investments, from continuing operations, for 2002, 2001 and 2000 were $82,000, $27,000 and $44,000, respectively. Gross realized losses on investments, from continuing operations, for 2002, 2001 and 2000 were $84,000, $92,000 and $497,000, respectively.

The following table summarizes the Company's current and restricted investments, from continuing operations, as of December 31, 2002:

                                                                 Amortized   Unrealized  Unrealized     Fair
                                                                    Cost       Gains       Losses      Value
                                                                 ----------  ----------  ----------  ----------
                                                                                    (In thousands)
Available-for-Sale Investments:
Classified as Current:
    U.S. Government and its Agencies........................... $   35,338  $      747  $       19  $   36,066
    Municipal Obligations......................................     87,701          21          83      87,639
    Corporate Bonds............................................     54,845           4          --      54,849
    Other Debt Securities......................................      1,161           4          --       1,165
                                                                 ----------  ----------  ----------  ----------
       Total Debt Securities...................................    179,045         776         102     179,719
    Preferred Stock............................................      2,754          20          41       2,733
                                                                 ----------  ----------  ----------  ----------
 Total Current.................................................    181,799         796         143     182,452
                                                                 ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies...........................      8,785         208          --       8,993
    Municipal Obligations......................................      1,397          43          10       1,430
    Other Debt Securities......................................      7,134          --          --       7,134
                                                                 ----------  ----------  ----------  ----------
 Total Restricted..............................................     17,316         251          10      17,557
                                                                 ----------  ----------  ----------  ----------
          Total Available-for-Sale............................. $  199,115  $    1,047  $      153  $  200,009
                                                                 ==========  ==========  ==========  ==========

The following table summarizes the Company's current and restricted investments, from continuing operations, as of December 31, 2001:

                                                                               Gross       Gross
                                                                 Amortized   Unrealized  Unrealized     Fair
                                                                    Cost       Gains       Losses      Value
                                                                 ----------  ----------  ----------  ----------
                                                                                    (In thousands)
Available-for-Sale Investments:
Classified as Current:
    U.S. Government and its Agencies........................... $   36,093  $       --  $    1,277  $   34,816
    Municipal Obligations......................................     14,188          --         341      13,847
    Other Debt Securities......................................        851          --          --         851
                                                                 ----------  ----------  ----------  ----------
       Total Debt Securities...................................     51,132          --       1,618      49,514
    Preferred Stock............................................      3,013          --          29       2,984
                                                                 ----------  ----------  ----------  ----------
 Total Current.................................................     54,145          --       1,647      52,498
                                                                 ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies...........................      6,532          90         317       6,305
    Municipal Obligations......................................      1,348          39          --       1,387
    Other......................................................      2,029          --          --       2,029
                                                                 ----------  ----------  ----------  ----------
 Total Restricted..............................................      9,909         129         317       9,721
                                                                 ----------  ----------  ----------  ----------
          Total Available-for-Sale............................. $   64,054  $      129  $    1,964  $   62,219
                                                                 ==========  ==========  ==========  ==========

The contractual maturities of available-for-sale debt securities at December 31, 2002 are shown below:

                                                                Amortized      Fair
                                                                    Cost       Value
                                                                 ----------  ----------
                                                                     (In thousands)
Due in one year of less........................................ $   88,842  $   88,877
Due after one year through five years..........................     55,212      55,719
Due after five years through ten years.........................     16,736      16,688
Due after ten years through fifteen years......................      6,700       6,702
Due after fifteen years........................................     28,871      29,290
                                                                 ----------  ----------
    Total...................................................... $  196,361  $  197,276
                                                                 ==========  ==========

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Of the cash and cash equivalents and current investments that total $228.2 million in the accompanying Consolidated Balance Sheet at December 31, 2002, $168.6 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

6. DEBT

Debt at December 31, consists of the following:

                                                                    2002        2001
                                                                 ----------  ----------
                                                                      (In thousands)
Revolving Credit Facility...................................... $   60,000  $   89,000
Net Financing Obligations......................................         --      73,948
Other..........................................................        896       1,236
                                                                 ----------  ----------
  Total........................................................     60,896     164,184
Less Current Portion...........................................       (186)       (191)
                                                                 ----------  ----------
Long-term Debt................................................. $   60,710  $  163,993
                                                                 ==========  ==========

Revolving Credit Facility. On October 31, 1998, the Company replaced its prior line of credit with a $200 million credit facility. As a result of the asset impairment and other changes in estimate charges, the Company was not in compliance with its financial covenants at June 30, 2000. On December 15, 2000, the Company entered into an amended and restated credit agreement, which was set to mature on September 30, 2003. The Company believes it complied with all covenants of the amended agreement. The amended and restated agreement was subsequently amended in April 2001 to allow for the completion of the CII debenture exchange offer and in October 2001 to provide a limited waiver for covenants affected by exiting the Texas HMO health care market. The amended and restated agreement was further amended in July and December 2002. The 2002 amendments allowed for CII to be classified as a discontinued operation and for a potential sale of CII and provided a limited waiver of covenants impacted by those actions. In addition, the 2002 amendments permitted the Company to purchase CII Debentures and Sierra common stock under certain circumstances. The amended and restated credit facility was terminated on March 3, 2003, and replaced by a new $65 million revolving credit facility. See Note 19 for a description of the new $65 million revolving credit facility.

The maximum availability under the amended and restated credit agreement was reduced to $95 million from $117 million at the end of 2001 due to required reductions in the agreement. At December 31, 2002, the Company had $35 million available under the agreement.

Subject to normal qualifications and exceptions, Sierra has covenants that, among other things, restrict its ability to dispose of assets, incur indebtedness, pay dividends, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and which otherwise restrict certain corporate activities. The terms of the amended and restated credit agreement contain certain covenants including a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio, maximum loss ratios and maximum capital expenditure amounts. The Company believes it is in compliance with all covenants at December 31, 2002.

The Company is not allowed to pay or declare any cash dividends on Sierra common stock under the terms of the amended and restated credit agreement. The Company has not paid or declared any cash dividends since inception. The Company anticipates that future earnings will be retained for our current operations; therefore, it does not plan to pay or declare any dividends on Sierra common stock in the foreseeable future.

Interest under the amended and restated credit agreement was variable and based on the Bank of America "prime rate" adjusted for a margin. The rate was 3.875% at December 31, 2002, which is a combination of the prime rate of 4.25% less a credit of .375%. Of the outstanding balance, $25 million is covered by an interest-rate swap agreement. To mitigate the risk of interest rate fluctuation on the credit facility, the Company entered into a five-year $50 million interest-rate swap agreement during the fourth quarter of 1998. The intent of the agreement was to keep the Company's interest rate on $50 million of the borrowing relatively fixed. In the fourth quarter of 2000, $25 million of the swap agreement was terminated. The interest rate swap is a derivative as described in SFAS No. 133 and the Company recorded a liability for the interest-rate swap agreement at its fair value of $645,000 as of December 31, 2002, compared to an indicated fair value of $685,000 at December 31, 2001. Previously, the fair value of the asset or liability related to the swap was immaterial. The fair value is the cost that the Company would need to pay to terminate the swap agreement as of December 31, 2002.

The average cost of borrowing on the amended and restated credit facility for 2002, including the amortization of deferred financing fees and the impact of the swap agreement, was 7.4%.

Net Financing Obligations represent amounts recorded as a financing obligation as part of the sale-leaseback transaction described in Note 4. Amounts were recorded as a financing obligation as required by SFAS No. 98 using the interest method with effective interest rates of 8.16% to 8.53%. In conjunction with the transaction qualifying as a sale, as described in Note 4, the Company no longer reflects a net financing obligation.

Other. The Company has obligations under capital leases with interest rates from 8.0% to 12.2%. In addition, the Company has term loans with the City of Baltimore and the State of Maryland.

Scheduled maturities of the Company's notes payable, net financing obligations and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2002, are as follows:

                                                                             Obligations
                                                                   Notes     Under Capital
                                                                  Payable      Leases
                                                                 ----------  ----------
                                                                     (In thousands)
Years ending December 31,
    2003....................................................... $       93  $      121
    2004.......................................................         31          83
    2005 ......................................................         32          31
    2006.......................................................     60,033          31
    2007.......................................................         34          31
    Thereafter.................................................        362         153
                                                                 ----------  ----------
       Total................................................... $   60,585         450
                                                                 ==========
    Less:  Amounts Representing Interest.......................                   (139)
                                                                             ----------
    Present Value of Minimum Lease Payments....................             $      311
                                                                             ==========

The fair value of long-term debt, including the current portion, is estimated to be approximately $60.9 million based on the borrowing rates currently available to the Company.

7. INCOME TAXES

A summary of the provision for income taxes for continuing operations for the years ended December 31, is as follows:

                                                                    2002        2001        2000
                                                                 ----------  ----------  ----------
                                                                             (In thousands)
Provision (Benefit) for Income Taxes:
   Current..................................................... $  (11,498) $   (2,763) $   (1,656)
   Deferred....................................................     33,586       9,924      (7,549)
                                                                 ----------  ----------  ----------
     Total..................................................... $   22,088  $    7,161  $   (9,205)
                                                                 ==========  ==========  ==========

The following reconciles the difference between the reported and statutory provision (benefit) for income taxes, from continuing operations, for the years ended December 31:

                                                                    2002        2001        2000
                                                                 ----------  ----------  ----------
Statutory Rate.................................................         35%        35%       (35)%
State Income Taxes.............................................         --          (1)          1
Tax Preferred Investments......................................         (1)         (1)         (1)
Change in Valuation Allowance..................................         (3)         (2)         (3)
Intangible Amortization........................................         --           1          14
Compensation and Benefit Plans.................................          3           1          --
Other..........................................................         --          (1)          1
                                                                 ----------  ----------  ----------
Provision (Benefit) for Income Taxes...........................         34%        32%       (23)%
                                                                 ==========  ==========  ==========

The tax effects of significant items comprising the Company's total net deferred tax assets, including discontinued operations, are as follows at December 31:

                                                                    2002        2001
                                                                 ----------  ----------
                                                                    (In thousands)
Deferred Tax Assets:
    Medical Claims Payable and
      Losses and Loss Adjustment Expense Reserves..............     $15,611     $10,502
    Accruals Not Currently Deductible..........................      16,125      16,542
    Compensation Accruals......................................      11,259       9,974
    Bad Debt Allowances........................................       3,140       4,091
    Loss Carryforwards and Credits.............................      28,696      59,756
    Depreciation and Amortization..............................       3,642       5,038
    Unearned Premiums..........................................       2,976       1,757
    Deferred Reinsurance Gains.................................       1,806       2,022
    Unrealized Investment (Gains) Losses.......................        (777)      3,033
    Other......................................................         844         190
                                                                  ----------  ----------
     Total....................................................       83,322     112,905
                                                                  ----------  ----------

Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs..........................         758         741
    Other......................................................         242         947
                                                                  ----------  ----------
    Total....................................................         1,000       1,688
                                                                  ----------  ----------
    Net Deferred Tax Asset....................................     $ 82,322    $111,217
                                                                  ==========  ==========

The tax effects of significant items comprising the net deferred tax assets of the Company's continuing operations are as follows at December 31:

                                                                    2002        2001
                                                                 ----------  ----------
Deferred Tax Assets:                                                 (In thousands)
    Medical Claims Payable..................................... $    4,587  $    5,099
    Accruals Not Currently Deductible..........................     15,162      14,592
    Compensation Accruals......................................     10,772       9,190
    Bad Debt Allowances........................................      2,769       3,600
    Loss Carryforwards and Credits.............................     28,544      58,163

    Unrealized Investment (Gains) Losses.......................       (353)        645
    Depreciation and Amortization..............................      3,650       5,294
    Other......................................................        218         243
                                                                 ----------  ----------
      Total....................................................     65,349      96,826
                                                                 ----------  ----------
Deferred Tax Liabilities:
    Other......................................................        849         554
                                                                 ----------  ----------
      Total....................................................        849         554
                                                                 ----------  ----------
    Net Deferred Tax Asset..................................... $   64,500  $   96,272
                                                                 ==========  ==========

At December 31, 2002, the Company had approximately $75.9 million of regular tax net operating loss carryforwards. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2020. In addition to the net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $848,000, which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits.

The Company, at a consolidated level including discontinued operations, does not have a valuation allowance at December 31, 2002 or 2001. Under the Company's tax sharing agreements, the discontinued operations do have a valuation allowance at December 31, 2002 and 2001, which is eliminated in the Company's consolidated financial statements.

Current tax receivables, including discontinued operations, total $2.3 million at December 31, 2002 and 2001.

8. TEXAS DISCONTINUED OPERATIONS

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt SFAS No. 144 effective January 1, 2001. In accordance with SFAS No. 144, the Company's Texas HMO health care operations were reclassified as discontinued operations. The Company received a limited waiver under its revolving credit facility agreement for covenants affected by exiting the Texas HMO health care market.

The following are condensed statements of operations of the discontinued Texas HMO health care operations:

                                                                        Years ended December 31,
                                                                 ----------------------------------
                                                                    2002        2001        2000
                                                                 ----------  ----------  ----------
                                                                             (In thousands)
  Operating Revenues........................................... $    4,791  $  181,132  $  233,398
                                                                 ----------  ----------  ----------

  Medical Expenses.............................................     (8,933)    175,333     233,652
  General and  Administrative Expenses.........................      1,906      29,607      31,346
  Asset Impairment, Restructuring,
     Reorganization and Other Costs............................      5,000      (1,250)    186,604
  Interest Expense and Other, Net..............................     (6,216)     (1,532)      4,268
                                                                 ----------  ----------  ----------
  Income (Loss) from Discontinued Operations Before Income Tax.     13,034     (21,026)   (222,472)
  Income Tax (Provision) Benefit...............................     (4,562)      7,046      61,350
                                                                 ----------  ----------  ----------
  Income (Loss) from Discontinued Operations................... $    8,472  $  (13,980) $ (161,122)
                                                                 ==========  ==========  ==========

All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

Included in the Texas HMO health care operations medical expenses for the year ended December 31, 2000, are $14.7 million, primarily for adverse development on prior periods' medical claims, and $15.5 million in premium deficiency medical expense related to under-performing markets in the Dallas/Ft. Worth and Houston areas. The recorded premium deficiency reflected anticipated costs after restructuring and reorganization actions taken in the first six months of 2000. During the second quarter of 2001, management revised their estimates of premium deficiency reserves and reclassified $7.8 million from premium deficiency maintenance reserve to premium deficiency medical reserve. This reclassification was based on the latest available medical cost trends, which did not become evident until late in the second quarter of 2001, and is reflected as an increase in medical expense and a decrease in general and administrative expenses on the condensed statements of operations of the discontinued Texas HMO health care operations.

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

In conjunction with the Company's plan to exit the Texas HMO health care market, during the third quarter of 2001, the Company recorded charges of $10.6 million for premium deficiency medical costs, $1.6 million to write down certain Texas furniture and equipment, $2.0 million in lease and other termination costs, $1.8 million in legal and restitution costs, $500,000 in various other exit related costs and $570,000 in premium deficiency maintenance.

As part of the Company's continual evaluation of its remaining liabilities, it was determined during the second quarter of 2002, that the medical claims run out had been favorable compared with the Company's original projection and that legal and other costs were estimated to be higher than originally anticipated. As a result, during the second quarter, the Company reduced its medical claims payable and medical expenses by $5.0 million and increased its estimate of legal, restitution and other exit related costs by $5.0 million. During the third and fourth quarters, the Company continued to have favorable development in both medical claims and legal, restitution and other exit related costs. As a result, the Company reduced its estimate for medical claims payable by $4.8 million and for legal, restitution and other exit related costs by $4.2 million. The adjustments resulted in income, net of tax, from discontinued operations of $5.9 million. See also the discussion below for a description of the $2.6 million gain, net of tax, related to the Kaiser- Texas mortgage loan and sale of Texas real estate properties.

The table below presents a summary of discontinued Texas HMO health care operations' asset impairment, restructuring, reorganization and other cost activity for the periods indicated.

                                              Restructuring
                                   Asset           and            Premium
                                  Impair-        Reorgan-       Deficiency
                                   ment          ization        Maintenance     Other      Total
                                -----------  ----------------  -------------  ---------  ---------
                                                               (In thousands)
Balance, January 1, 2000...... $        --  $             --  $      11,000  $      --  $  11,000
Charges recorded..............     162,937            11,509         10,358      1,800    186,604
Cash used.....................                        (7,754)       (12,080)      (200)   (20,034)
Noncash activity..............    (162,937)               --             --       (800)  (163,737)
Changes in estimate...........          --                --             --         --         --
                                -----------  ----------------  -------------  ---------  ---------
Balance, December 31, 2000....          --             3,755          9,278        800     13,833
Charges recorded..............       1,600             4,380            570         --      6,550
Cash used.....................          --            (3,716)        (1,478)      (800)    (5,994)
Noncash activity..............      (1,600)             (125)            --         --     (1,725)
Changes in estimate...........          --                --         (7,800)        --     (7,800)
                                -----------  ----------------  -------------  ---------  ---------
Balance, December 31, 2001....          --             4,294            570         --      4,864
Charges recorded..............          --                --             --         --         --
Cash used.....................          --            (2,490)          (570)        --     (3,060)
Noncash activity..............          --            (4,222)            --         --     (4,222)
Changes in estimate...........          --             5,000             --         --      5,000
                                -----------  ----------------  -------------  ---------  ---------
Balance, December 31, 2002.... $        --  $          2,582  $          --  $      --  $   2,582
                                ===========  ================  =============  =========  =========

The remaining restructuring and reorganization costs of $2.6 million are primarily due to legal and related costs and various lease and other exit related costs. Management believes that the remaining reserves, as of December 31, 2002, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations.

The following are the assets and liabilities of the discontinued Texas HMO health care operations:

                                                                  December 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------  ------------
                                                                  (In thousands)
ASSETS
Cash and Cash Equivalents.................................. $        --  $         --
Investments................................................       4,263         4,274
Other Assets...............................................         916         4,023
Property and Equipment, Net................................      11,967        20,107
                                                             -----------  ------------
TOTAL ASSETS...............................................      17,146        28,404
                                                             -----------  ------------
LIABILITIES
Accounts Payable and Other Liabilities.....................       9,059        16,475
Medical Claims Payable.....................................       1,754        36,567
Premium Deficiency Reserve.................................          --         1,700
Mortgage Loan..............................................      14,961        29,189
                                                             -----------  ------------
TOTAL LIABLIITIES..........................................      25,774        83,931
                                                             -----------  ------------
NET LIABILITIES OF DISCONTINUED OPERATIONS................. $    (8,628) $    (55,527)
                                                             ===========  ============

The assets and liabilities above do not include an intercompany liability of $38.4 million from Texas Health Choice, L.C., ("TXHC") to Sierra at December 31, 2002. The liability is secured by certain of the TXHC land and buildings and has been eliminated upon consolidation.

Property and equipment consists mainly of real estate properties located in the Dallas/Fort Worth metroplex areas. TXHC acquired these properties from Kaiser Foundation Health Plan of Texas ("Kaiser- Texas"), for $44.0 million as part of the acquisition of certain assets of Kaiser-Texas in October 1998. In June 2000, as part of its restructuring and reorganization of the Texas HMO health care operations, the Company announced its intention to sell these properties. The real estate was written down to its estimated fair value and the Company took an asset impairment charge of $27.0 million. The real estate is encumbered by a mortgage loan to Kaiser-Texas, which is guaranteed by Sierra.

During 2001, Sierra participated in negotiations with Kaiser- Texas relating to the real estate properties and associated mortgage loan to Kaiser-Texas along with other matters. Sierra reached an agreement with Kaiser- Texas, effective December 31, 2001, whereby Kaiser-Texas forgave $8.5 million of the outstanding principal balance of the mortgage loan and extended the maturity from November 1, 2003 to November 1, 2006. In exchange for the consideration by Kaiser-Texas, Sierra agreed to an unconditional guaranty of the mortgage loan. In conjunction with the agreement, Sierra applied a $2.5 million outstanding receivable from Kaiser-Texas to the outstanding balance of the mortgage loan on December 31, 2001.

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

During 2002, TXHC sold four of the eight real estate properties and a piece of land for net proceeds of $8.8 million. The sales resulted in a gain on sale, net of tax, of $700,000. As required under the terms of the mortgage loan agreement, pre-determined minimum amounts of the mortgage note are required to be paid as each piece of real estate is sold. Accordingly total payments of $11.3 million were made to Kaiser-Texas on the mortgage loan. Since the principal payments resulted in a reduction of future interest, future accrued interest was reduced and a gain, net of tax, of $1.9 million was recorded. At December 31, 2002, the mortgage loan has a carrying value of $15.0 million, which consists of a principal balance of $12.7 million and $2.3 million in future accrued interest.

9. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it is exploring strategic alternatives for its workers' compensation company, CII. The alternatives may include a sale, spin-off or management buyout. The disposal of the operations was approved by Sierra's Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 17 for a discussion of the recasted segment presentation.

In conjunction with the decision to dispose of the workers' compensation operations CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce the operations to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $3.5 million, an investment valuation adjustment of $500,000 and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years. The Company received a limited waiver under its revolving credit facility agreement for covenants affected by this decision.

Summary of significant accounting policies related to workers' compensation operations.

Specialty Product Revenues. These revenues consist of workers' compensation premiums. Premiums are calculated by formula such that the premium written is earned pro rata over the term of the policy. Premiums written in excess of premiums earned are recorded as an unearned premium revenue liability. Premiums earned include an estimate for earned but unbilled premiums.

Specialty Product Expenses. These expenses consist primarily of losses and loss adjustment expense ("LAE"), policy acquisition costs and other general and administrative expenses associated with issued workers' compensation policies. Losses and LAE are based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Policy acquisition costs consist of commissions, premium taxes and other underwriting costs, which are directly related to the production and retention of new and renewal business and are deferred and amortized as the related premiums are earned. Should it be determined that future policy revenues and earnings on invested funds relating to existing insurance contracts will not be adequate to cover related costs and expenses, deferred costs are expensed.

Loss and LAE reserves have a significant degree of uncertainty when related to their subsequent payments. Although reserves are established on the basis of a reasonable estimate, it is not only possible but probable that reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns and unanticipated inflationary trends affecting the cost of services covered by the insurance contract. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. Any subsequent change in loss and LAE reserves established in a prior year would be reflected in that subsequent year's operating results.

The following are the assets and liabilities of the discontinued operations of CII:

                                                                    December 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------  ------------
                                                                  (In thousands)
ASSETS
Cash and Cash Equivalents.................................. $    23,060  $      8,641
Investments................................................     287,242       231,987
Reinsurance Recoverable....................................     189,409       218,079
Property and Equipment, Net................................       2,167         4,955
Other Assets...............................................      46,034        41,607
                                                             -----------  ------------
TOTAL ASSETS...............................................     547,912       505,269
                                                             ----------  ------------

LIABILITIES
Accounts Payable and Other Accrued Expenses................      30,989        28,919
Senior Debentures..........................................      16,765        18,187
Reserve for Loss and Loss Adjustment Expenses..............     427,192       385,705
                                                             -----------  ------------
TOTAL LIABILITIES..........................................     474,946       432,811
                                                             -----------  ------------
NET ASSETS OF DISCONTINUED OPERATIONS...................... $    72,966  $     72,458
                                                             ===========  ============

The following are condensed statements of operations of the discontinued operations of CII:

                                                             Years ended December 31,
                                                         -------------------------------
                                                           2002       2001       2000
                                                         ---------  ---------  ---------
OPERATING REVENUES:                                                 (In thousands)
Specialty Product Revenues............................. $ 176,189  $ 173,215  $ 125,555
Investment and Other Revenues..........................    12,633     14,786     14,409
                                                         ---------  ---------  ---------
    Total Revenues.....................................   188,822    188,001    139,964
                                                         ---------  ---------  ---------

OPERATING EXPENSES:
Specialty Product Expenses.............................   209,601    183,666    145,827
Asset Impairment.......................................        --         --      3,000
Interest Expense and Other, Net........................     1,059        707      2,581
                                                         ---------  ---------  ---------
    Total Operating Expenses...........................   210,660    184,373    151,408
                                                         ---------  ---------  ---------

(Loss) Income from Discontinued Operations
   Before Income Tax ..................................   (21,838)     3,628    (11,444)

Income Tax Benefit (Provision).........................     7,506     (1,643)     3,670
                                                         ---------  ---------  ---------
Net (Loss) Income from Discontinued Operations......... $ (14,332) $   1,985  $  (7,774)
                                                         =========  =========  =========

All of the discontinued operations of CII were a component of the "workers' compensation operations" segment.

Property and equipment at December 31, consists of the following:

                                                  2002        2001
                                               ----------  ----------
                                                   (In thousands)
Land......................................... $      116  $      116
Buildings and Improvements...................      1,522       2,350
Furniture, Fixtures and Equipment............         70       2,620
Data Processing Equipment and Software.......      3,534       5,345
Software in Development and Construction
   in Progress...............................         45          93
Less: Accumulated Depreciation...............     (3,120)     (5,569)
                                               ----------  ----------
    Property and Equipment, Net.............. $    2,167  $    4,955
                                               ==========  ==========

The following table summarizes the investments of CII as of December 31, 2002:

                                                                 Amortized   Unrealized  Unrealized     Fair
                                                                    Cost       Gains       Losses      Value
                                                                 ----------  ----------  ----------  ----------
Available-for-Sale Investments:                                                    (In thousands)
Classified as Current:
    U.S. Government and its Agencies........................... $  164,404  $    2,729  $      423  $  166,710
    Municipal Obligations......................................     65,454         338         501      65,291
    Corporate Bonds............................................     19,830          49       1,919      17,960
    Other......................................................     10,987          46          25      11,008
                                                                 ----------  ----------  ----------  ----------
       Total Debt Securities...................................    260,675       3,162       2,868     260,969
    Preferred Stock............................................      5,939         210          22       6,127
                                                                 ----------  ----------  ----------  ----------
 Total Current.................................................    266,614       3,372       2,890     267,096
                                                                 ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies...........................     12,489         711                  13,200
    Municipal Obligations......................................        974          62                   1,036
    Corporate Bonds............................................        756           5                     761
                                                                 ----------  ----------  ----------  ----------
 Total Restricted..............................................     14,219         778          --      14,997
                                                                 ----------  ----------  ----------  ----------
          Total Available-for-Sale............................. $  280,833  $    4,150  $    2,890  $  282,093
                                                                 ==========  ==========  ==========  ==========

Held-to-Maturity Investments:
Classified as Current:
   Corporate Bonds............................................. $      799  $        3  $           $      802
                                                                 ----------  ----------  ----------  ----------
Classified as Long-term:
    U.S. Government and its Agencies...........................        662          10                     672
    Municipal Obligations......................................        328          25                     353
    Corporate Bonds............................................      1,749         113                   1,862
                                                                 ----------  ----------  ----------  ----------
Total Long-term................................................      2,739         148          --       2,887
                                                                 ----------  ----------  ----------  ----------
Classified as Restricted:
    Municipal Obligations......................................        637          49                     686
    Corporate Bonds............................................        974          39                   1,013
                                                                 ----------  ----------  ----------  ----------
Total Restricted...............................................      1,611          88          --       1,699
                                                                 ----------  ----------  ----------  ----------
          Total Held-to-Maturity............................... $    5,149  $      239  $       --  $    5,388
                                                                 ==========  ==========  ==========  ==========

The following table summarizes the investments of CII as of December 31, 2001:

                                                                               Gross       Gross
                                                                 Amortized   Unrealized  Unrealized     Fair
                                                                    Cost       Gains       Losses      Value
                                                                 ----------  ----------  ----------  ----------
                                                                                   (In thousands)
Available-for-Sale Investments:
Classified as Current:
    U.S. Government and its Agencies........................... $  174,856  $    1,129  $    6,214  $  169,771
    Municipal Obligations......................................      2,087          30          53       2,064
    Corporate Bonds............................................     28,572          81       2,051      26,602
                                                                 ----------  ----------  ----------  ----------
       Total Debt Securities...................................    205,515       1,240       8,318     198,437
    Preferred Stock............................................      5,871          34          21       5,884
                                                                 ----------  ----------  ----------  ----------
 Total Current.................................................    211,386       1,274       8,339     204,321
                                                                 ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies...........................     11,145         262          57      11,350
    Municipal Obligations......................................        977          12          12         977
    Corporate Bonds............................................      1,495          35                   1,530
                                                                 ----------  ----------  ----------  ----------
 Total Restricted..............................................     13,617         309          69      13,857
                                                                 ----------  ----------  ----------  ----------
          Total Available-for-Sale............................. $  225,003  $    1,583  $    8,408  $  218,178
                                                                 ==========  ==========  ==========  ==========

Held-to-Maturity Investments:
Classified as Current:
    Corporate Bonds............................................ $    2,999  $       22  $           $    3,021
                                                                 ----------  ----------  ----------  ----------
 Total Current.................................................      2,999          22          --       3,021
                                                                 ----------  ----------  ----------  ----------

Classified as Long-term:
    U.S. Government and its Agencies...........................      5,608                     258       5,350
    Municipal Obligations......................................        328                      15         313
    Corporate Bonds............................................      2,498         175                   2,673
                                                                 ----------  ----------  ----------  ----------
Total Long-term  ..............................................      8,434         175         273       8,336
                                                                 ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies...........................        626          24                     650
    Municipal Obligations......................................        636                      29         607
    Corporate Bonds............................................      1,114          42                   1,156
                                                                 ----------  ----------  ----------  ----------
Total Restricted ..............................................      2,376          66          29       2,413
                                                                 ----------  ----------  ----------  ----------
          Total Held-to-Maturity............................... $   13,809  $      263  $      302  $   13,770
                                                                 ==========  ==========  ==========  ==========

The contractual maturities of available-for-sale debt securities at December 31, 2002 are shown below:

                                                                 Amortized      Fair
                                                                    Cost       Value
                                                                 ----------  ----------
                                                                    (In thousands)
Due in one year or less........................................ $   56,532  $   56,835
Due after one year through five years..........................     56,321      57,103
Due after five years through ten years.........................     32,216      32,682
Due after ten years through fifteen years......................     15,061      15,595
Due after fifteen years........................................    114,764     113,751
                                                                 ----------  ----------
     Total..................................................... $  274,894  $  275,966
                                                                 ==========  ==========

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations.

The contractual maturities of held-to-maturity investments at December 31, 2002 are shown below:

                                                                 Amortized      Fair
                                                                    Cost       Value
                                                                 ----------  ----------
                                                                      (In thousands)
Due in one year or less........................................ $    1,274  $    1,277
Due after one year through five years..........................      2,248       2,400
Due after five years through ten years.........................
Due after ten years through fifteen years......................
Due after fifteen years........................................      1,627       1,711
                                                                 ----------  ----------
     Total..................................................... $    5,149  $    5,388
                                                                 ==========  ==========

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations.

Reinsurance. CII has reinsurance agreements or treaties in effect with unrelated entities. Effective July 1, 1998, all claims with dates of injury occurring on or after that date were reinsured under a quota share and excess of loss agreement ("low level reinsurance"), with Travelers Indemnity Company of Illinois ("Travelers"). Travelers is rated AA and A++ by Fitch Ratings and the A.M. Best Company, respectively. The low level reinsurance provided quota share protection for 30% of the first $10,000 of each loss, and excess of loss protection of 75% of the next $40,000 of each loss, and 100% of the next $450,000 on a per occurrence basis. The maximum net loss retained on any one claim ceded under this treaty was $17,000. This agreement continued until June 30, 2000, when CII exercised an option for a twelve month extension relating to the run-off of policies in force as of June 30, 2000, which covered claims arising under such policies during the term of the extension.

In addition to the low level reinsurance, effective January 1, 2000, CII entered into a reinsurance contract that provided statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract is in effect for claims occurring on or after January 1, 2000 through December 31, 2002. There is a twelve month run out provision in the contract which the Company exercised. The reinsurer, National Union Fire Insurance Company, is rated AAA and A++ by Fitch Ratings and the A.M. Best Company, respectively.

Effective July 1, 2000, CII entered into a reinsurance contract with National Union Fire Insurance Company that provided $250,000 of coverage for workers' compensation claims in excess of $250,000 per occurrence. The contract was in effect for claims occurring on policies with effective dates beginning July 1, 2000 and thereafter and for claims incurred prior to July 1, 2001.

The low level reinsurance agreement was consummated early in the fourth quarter of 1998 but coverage was made retroactive to July 1, 1998. Therefore, this agreement contained both retroactive (covering claims occurring in the third calendar quarter of 1998) and prospective reinsurance coverage (covering claims occurring after September 30, 1998). In accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), CII bifurcated the low level reinsurance agreement between the retroactive and prospective components due to the different accounting treatments for each respective piece. The amount by which the estimated ceded liabilities exceeded the amount paid for the retroactive coverage was reported as a deferred gain and is amortized to income as a reduction of incurred losses over the estimated remaining settlement period using the interest method. Any subsequent changes in estimated or actual cash flows related to the retroactive coverage are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income. CII recorded an adjustment to increase its deferred gain related to retroactive reinsurance coverage by $1.2 million, $3.0 million and $3.7 million in 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, CII amortized deferred gains of $1.9 million, $2.7 million and $5.2 million, respectively. Such amortization is included as a credit to specialty product expense on the accompanying condensed consolidated statements of operations.

In accordance with SFAS No. 113, losses ceded under prospective reinsurance reduce direct incurred losses and amounts recoverable are reported as an asset. At December 31, 2002 and 2001, the amount of reinsurance recoverable under prospective reinsurance contracts for unpaid loss and LAE was $169.0 million and $187.5 million, respectively. At December 31, 2002 and 2001, the amount of reinsurance recoverable under the retroactive reinsurance contract was $6.9 million and $8.8 million, respectively. The amount of reinsurance receivable for paid loss and LAE was $13.5 million and $21.8 million at December 31, 2002 and 2001, respectively.

Reinsurance contracts do not relieve CII from its obligations to claimants or policyholders. Failure of reinsurers to honor their obligations could result in losses to CII. CII evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. To date, CII has never had to write-off a reinsurance recoverable balance and no allowance for uncollectible amounts has been established. All of the reinsurance recoverables are due from reinsurers rated AA- and A+ or better by Fitch Ratings and the A.M. Best Company, respectively, and all amounts are considered to be collectible.

The following table provides workers' compensation prospective reinsurance information for the three years ended December 31, 2002:

                                                                             Change in
                                                                 Recoveries  Recoverable
                                                                  on Paid    on Unpaid    Premiums
                                                                 Losses/LAE  Losses/LAE    Ceded
                                                                 ----------  ----------  ----------
                                                                             (In thousands)
Year Ended December 31, 2002:
 Low level reinsurance carrier................................. $   60,314  $  (37,854) $   (2,184)
 Excess of loss reinsurance carriers...........................      2,308      19,403       2,617
                                                                 ----------  ----------  ----------
 Total ........................................................ $   62,622  $  (18,451) $      433
                                                                 ==========  ==========  ==========
Year Ended December 31, 2001:
 Low level reinsurance carrier................................. $   80,932  $  (40,430) $    9,136
 Excess of loss reinsurance carriers...........................      4,407       9,125       4,244
                                                                 ----------  ----------  ----------
 Total ........................................................ $   85,339  $  (31,305) $   13,380
                                                                 ==========  ==========  ==========
Year Ended December 31, 2000:
 Low level reinsurance carrier................................. $   53,408  $  100,240  $   74,071
 Excess of loss reinsurance carriers...........................      2,324       8,428       3,449
                                                                 ----------  ----------  ----------
 Total ........................................................ $   55,732  $  108,668  $   77,520
                                                                 ==========  ==========  ==========

Losses and Loss Adjustment Expenses. The following table provides a reconciliation of the beginning and ending reserve balances for workers' compensation unpaid losses and LAE. The loss estimates are subject to change in subsequent accounting periods and any change to the current reserve estimates would be accounted for in future results of operations in the period when the change occurs.

                                                                    2002        2001        2000
                                                                 ----------  ----------  ----------
                                                                             (In thousands)
Net Beginning Losses and LAE Reserve .......................... $  198,252  $  155,797  $  134,305
                                                                 ----------  ----------  ----------
Net Provision for Insured Events Incurred in:
   Current Year ...............................................    139,513     131,923      86,587
   Prior Years.................................................     23,998       8,691      23,293
                                                                 ----------  ----------  ----------
     Total Net Provision.......................................    163,511     140,614     109,880
                                                                 ----------  ----------  ----------
Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year ...............................................     29,448      28,560      26,867
   Prior Years.................................................     74,125      69,599      61,521
                                                                 ----------  ----------  ----------
     Total Net Payments .......................................    103,573      98,159      88,388
                                                                 ----------  ----------  ----------
Net Ending Losses and LAE Reserve .............................    258,190     198,252     155,797
Reinsurance Recoverable .......................................    169,002     187,453     218,757
                                                                 ----------  ----------  ----------
Gross Ending Losses and LAE Reserve ........................... $  427,192  $  385,705  $  374,554
                                                                 ==========  ==========  ==========

While management of the Company believes that current estimates are reasonable, significant adverse or favorable loss development could occur in the future.

During the years ended December 31, 2002, 2001 and 2000, the Company experienced prior year net adverse loss development of $24.0 million, $8.7 million and $23.3 million, respectively. Estimated losses and LAE incurred in accident years 1996 to 1999 have developed significantly primarily due to the continuation of increasing claim severity patterns on CII's California book of business. Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity include rising average temporary disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical control of a claimant's treatment.

Long-Term Debt - Senior Debentures. At September 30, 2000, CII Financial, Inc. had approximately $47.1 million of subordinated debentures outstanding that were due on September 15, 2001. These subordinated debentures were neither assumed nor guaranteed by Sierra and were subordinated to Sierra's credit facility debt. In December 2000, CII Financial commenced an offer to exchange the subordinated debentures for cash and/or new debentures. On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding subordinated debentures. CII Financial purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued $15.0 million in new 9½% senior debentures, due September 15, 2004, in exchange for $15.0 million in subordinated debentures. The remaining $5.0 million in subordinated debentures were paid at maturity.

The transaction was accounted for as a restructuring of debt; therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying amount of the debentures and no future interest expense will be recognized. Accordingly, at December 31, 2002, the new 9½% senior debentures have a carrying amount of $16.8 million, which consists of principal amount of $14.0 million and $2.8 million in future accrued interest. Since the time of the exchange, Sierra has purchased $1.0 million in outstanding 9½% senior debentures which are eliminated upon consolidation.

The new 9½% senior debentures pay interest, which is due semi-annually on March 15 and September 15 of each year, commencing on September 15, 2001. The new 9½% senior debentures rank senior to outstanding notes payable from CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit facility. The new 9½% senior debentures may be redeemed by CII Financial at any time at premiums starting at 110% and declining to 100% for redemptions after April 1, 2004. In the event of a change in control of CII Financial, the holders of the new 9½% senior debentures may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

Intercompany Notes Receivable/Payable. In connection with the exchange offer for the subordinated debentures, CII has promissory notes payable to Sierra aggregating $17.0 million and bearing interest at 9½% under which principal and interest are due on demand. These notes are subordinated to the 9½% senior debentures.

Also in connection with the exchange offer for the subordinated debentures, California Indemnity Insurance Company, a wholly owned subsidiary of CII Financial, Inc., loaned Sierra $7.5 million. The loan bears interest at 8.5%, which is due semi-annually on March 31 and September 30 of each year, commencing September 30, 2001. All outstanding principal and accrued interest is due on September 30, 2004. The loan is secured by the common stock of Sierra Health and Life Insurance Company Inc., a wholly owned subsidiary of Sierra, equal to 120% of the principal amount outstanding. The intercompany notes receivable/payable have been eliminated upon consolidation.

Asset Impairment. During the second quarter of 2000, CII wrote-off capitalized costs of $3.0 million related to the application development of an information system software project for the workers' compensation operations, which was canceled because the vendor was unable to fulfill its contractual obligations. The amounts written off included software and consulting costs of $1.6 million and capitalized internal personnel costs of $1.4 million.

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

Years Ended December 31,                                     (In thousands)

   2003.................................................... $    18,428
   2004....................................................      17,819
   2005....................................................      17,161
   2006....................................................      16,603
   2007....................................................      16,202
   Thereafter..............................................     123,420
                                                             -----------
         Total............................................. $   209,633
                                                             ===========

Rent expense totaled $15.8 million, $7.9 million and $7.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company is a guarantor on a mortgage loan which has a carrying value of $15.0 million, consisting of a principal balance of $12.7 million and $2.3 million in future accrued interest. The mortgage loan is related to the property of the discontinued Texas HMO health care operations as described in Note 8.

Litigation and Legal Matters. The Company is subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

11. RELATED PARTY TRANSACTIONS

During 1997, the Company's Board of Directors authorized a $3.0 million loan from the Company to its Chief Executive Officer ("CEO"). In April 2000, the Company's Board of Directors authorized an additional $2.5 million loan from the Company to its CEO. In the second quarter of 2001, Sierra's Board of Directors approved a loan amendment which extended the maturity of the principal balance along with accrued interest to December 31, 2003. During 2002 and 2001, the CEO made payments of $1.0 million and $898,000 respectively. As of December 31, 2002, the aggregate principal balance outstanding and accrued interest for both instruments was $4.2 million. All amounts borrowed bear interest at a rate equal to the rate at which the Company could have borrowed funds under the revolving credit facility at the time of the borrowing plus 10 basis points. The amounts outstanding are collateralized by certain of the CEO's assets and rights to compensation from the Company. The loan is pledged as collateral under the Company's revolving credit facility.

The Company incurred legal fees of $24,000, $38,000 and $4,000 in the years ended December 31, 2002, 2001 and 2000 respectively, with a Nevada law firm of which a non-employee Board of Director member is a shareholder.

12. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. For the six months ended June 30, 1999, the Company contributed a maximum of 2% of eligible employees' compensation and matched 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS regulations. Effective July 1, 1999, the Plan was modified such that the Company matches 50%-100% of an employee's elective deferral up to a maximum of 6% of a participant's annual compensation, subject to IRS limits. The Plan does not require additional Company contributions. Expense under the plan totaled $4.4 million, $4.8 million and $4.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Supplemental Retirement Plans. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. Until July 1, 1999, the Company matched 50% of those contributions that participants were restricted from deferring, if any, under the Company's pension and 401(k) plan. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon a participant's death, disability, retirement, termination of employment or certain other circumstances including financial hardship.

Executive Split Dollar Life Insurance Plan. The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract.

Supplemental Executive Retirement Plan ("SERP"). The Company has a defined benefit retirement plan covering certain key employees. The Company is informally funding the benefits through the purchase of life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan.

A reconciliation of ending year SERP balances is as follows:

                                                                      Years ended December 31,
                                                             --------------------------------------
                                                                2002          2001         2000
                                                             -----------  ------------  -----------
                                                                          (In thousands)
Changes in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Period........ $    19,143  $     13,698  $    12,813
Service Cost ..............................................         292           322          365
Interest Cost .............................................       1,375         1,162          887
Actuarial Losses (Gains)...................................       3,435         4,745         (174)
Benefits Paid .............................................        (784)         (784)        (193)
                                                             -----------  ------------  -----------
Projected Benefit Obligation at End of Period.............. $    23,461  $     19,143  $    13,698
                                                             ===========  ============  ===========

Fair Value of Plan Assets at End of Period (1)............. $        --  $         --  $        --
                                                             ===========  ============  ===========

Funded Status of the Plan ................................. $   (23,461) $    (19,143) $   (13,698)
Unrecognized Net Actuarial (Gain)/Loss.....................       6,761         3,900         (685)
Unrecognized Prior Service Credit .........................       5,640         6,566        7,491
                                                             -----------  ------------  -----------
Accrued Net Benefit Costs ................................. $   (11,060) $     (8,677) $    (6,892)
                                                             ===========  ============  ===========
Amounts Recognized in the Consolidated Balance Sheets:
Accrued Net Benefit Costs ................................. $   (11,060) $     (8,677) $    (6,892)
Additional Minimum Liability ..............................      (7,270)       (7,773)      (3,459)
Intangible Asset ..........................................       5,640         7,773        3,459
Accumulated Other Comprehensive Loss.......................       1,630            --           --
                                                             -----------  ------------  -----------
Net Liability Reflected in the Consolidated Balance Sheets: $   (11,060) $     (8,677) $    (6,892)
                                                             ===========  ============  ===========

Assumptions:
Discount Rate .............................................         6.5%          7.0%         7.0%
Rate of Compensation Increase .............................         3.0%          3.0%         3.0%

Components of Net Periodic Benefit Cost:
Service Cost............................................... $       292  $        322  $       365
Interest Cost .............................................       1,375         1,162          887
Amortization of Prior Service Credits......................         925           925          925
Recognized Actuarial Loss (Gain)...........................         575           159          (20)
                                                             -----------  ------------  -----------
Net Periodic Benefit Cost.................................. $     3,167  $      2,568  $     2,157
                                                             ===========  ============  ===========
  While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $11.7 million, $10.3 million and $8.4 million at December 31, 2002, 2001 and 2000, respectively.

13. CAPITAL STOCK PLANS

Stockholders' Rights Plan. Each share of Sierra common stock, par value $.005 per share, contains one right (a "Right"). Each Right entitles the registered holder to purchase from Sierra a unit consisting of one one-hundredth (.01) of a share of the Sierra Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since Sierra may redeem the Rights at the price of $.02 per Right prior to or within ten days of the time that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of Sierra common stock.

Stock Option Plans. The Company has several plans that provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of options, stock, and other stock-based awards. Awards are granted by a committee appointed by the Board of Directors. Options become exercisable at such times and in such installments as set by the committee. The exercise price of each option equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 33% per year. Options expire from one to eight years after the end of the vesting period.

The following table reflects the activity of the stock option plans:

                                                               Number                    Weighted
                                                                 of          Option       Average
                                                               Shares        Price         Price
                                                             -----------  ------------  -----------
                                                                (Number of shares in thousands)

Outstanding January 1, 2000................................       3,904  $6.31 - 24.69 $     15.37
   Granted.................................................       2,458   3.13 -  7.19        3.87
   Canceled................................................      (2,112)  3.75 - 24.69       18.17
                                                             -----------
Outstanding December 31, 2000..............................       4,250   3.13 - 24.69        7.31
   Granted.................................................       2,218   4.24 -  8.93        6.57
   Exercised...............................................         (72)  3.75 -  8.00        5.25
   Canceled................................................        (393)  3.19 - 24.69       10.98
                                                             -----------
Outstanding December 31, 2001..............................       6,003   3.13 - 24.69        6.81
   Granted.................................................         944   8.13 -  13.17      10.88
   Exercised...............................................        (995)  3.25 -  22.38       5.73
   Canceled................................................        (100)  3.25 - 24.69       11.32
                                                             -----------
Outstanding December 31, 2002..............................       5,852   3.13 - 24.69        7.56
                                                             ===========

Exercisable at December 31, 2002...........................       1,866   3.13 - 24.69        8.55
                                                             ===========

Available for Grant at December 31, 2002...................       1,462
                                                             ===========

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                          Weighted Average
                     Weighted Average            Options                  Exercise Price
 Range of Exercise   Contractual Life -----------------------  ------------------------
       Price         Remaining in DaysOutstanding Exercisable  Outstanding  Exercisable
-------------------- ---------------- ----------- -----------  -----------  -----------
  $3.13   -  3.75         2,709            1,515         297  $      3.71  $      3.68
   4.24   -  5.73         3,031            1,409         581         5.55         5.68
   6.19   -  8.93         2,186            1,837         672         8.21         8.08
    9.91 -  24.69         2,801            1,091         316        14.40        19.37

Employee Stock Purchase Plans. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. During 2002, a total of 670,000 shares were purchased at prices of $6.02 and $6.91 per share. During January 2003, 145,000 shares were purchased by employees at $10.21 per share in connection with the Purchase Plan. An additional 900,000 shares were reserved for issuance under the Purchase Plan at the annual meeting of stockholders on May 23, 2002. At December 31, 2002, the Company had 761,000 shares reserved for purchase under the Purchase Plan.

Restricted Stock Units. The Company issued 244,000 restricted stock units ("units"), to certain executives during 2001. The first half of the units vest in 2003 with the remainder vesting in 2004. Each unit represents a nontransferable right to receive one share of Sierra stock and there is no cost by the recipient to exercise the units. The units are included in total outstanding common shares. In the calculation of earnings per share, the units are not included in the common shares outstanding but are included in the calculation of common shares outstanding assuming dilution. The transaction was recorded by including the value of the units as common stock and additional paid-in capital offset by a contra-equity account, deferred compensation. The value of the transaction was based on the number of units issued and the Company stock price on the date of issuance, which was $5.73. Compensation expense will be recognized over the period of vesting. Total expense associated with the plan was $585,000 and $342,000 for 2002 and 2001, respectively.

Accounting for Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock-based compensation plans. The fair value pro forma presentation presented in Note 2 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 74%, 83% and 52%; risk-free interest rates of 3.32%, 4.34% and 6.60%; and expected lives of two to five years. The weighted average fair value of options granted in 2002, 2001 and 2000 was $8.60, $5.58 and $2.72, respectively.

The fair value of the look-back option implicit in each offering of the Purchase Plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 56%, 85% and 46%; risk-free interest rates of 1.48%, 4.36% and 5.79%; and expected lives of six months for all years.

14. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

Supplemental statements of cash flows information is presented below:

                                                             Years ended December 31,
                                                         -------------------------------
                                                           2002       2001       2000
                                                         ---------  ---------  ---------
                                                                 (In thousands)
Cash Paid During the Year for Interest
     (Net of Amount Capitalized)....................... $   7,205  $  17,164  $  23,704
Cash Received During the Year
     for Income Taxes..................................   (12,796)      (221)   (10,615)
Non-cash Investing and Financing Activities:
     Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations.......................    89,751     14,552         --
     Note Received for Sale of Investment..............        --         --      3,700
     Stock Issued for Exercise of Options
       and Related Tax Benefits........................     6,837         97         --
     Additions to Capital Leases.......................        --         --      1,835
     Debentures Exchanged..............................        --     19,692         --

15. CERTAIN MEDICAL EXPENSES

Included in reported medical expenses for 2000 are changes in estimate charges of $16.5 million of reserve strengthening primarily due to adverse development on prior periods' medical claims. In addition, the Company recorded $9.5 million of other non-recurring medical costs primarily relating to the write-down of medical subsidiary assets.

16. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

Asset Impairments:

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

Restructuring and Reorganization:

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

The table below presents a summary of asset impairment, restructuring and other costs of continuing operations for the years indicated.

                                                   Restructuring
                                         Asset         and
                                      Impairment   Reorganization  Other      Total
                                      -----------  ------------  ---------  ---------
                                                     (In thousands)
  Balance, January 1, 2000.......... $        --  $         --  $   3,449  $   3,449
  Charges recorded..................      24,553         1,983      4,300     30,836
  Cash used.........................          --        (1,389)      (302)    (1,691)
  Noncash activity..................     (24,553)           --     (3,000)   (27,553)
  Changes in estimate...............          --            --         --         --
                                      -----------  ------------  ---------  ---------
  Balance, December 31, 2000........          --           594      4,447      5,041
  Charges recorded..................          --            --         --         --
  Cash used.........................          --          (594)        --       (594)
  Noncash activity..................          --            --         --         --
  Changes in estimate...............          --            --         --         --
                                      -----------  ------------  ---------  ---------
  Balance, December 31, 2001........          --            --      4,447      4,447
  Charges recorded..................          --            --         --         --
  Cash used.........................          --            --         --         --
  Noncash activity..................          --            --       (500)      (500)
  Changes in estimate...............          --            --         --         --
                                      -----------  ------------  ---------  ---------
  Balance, December 31, 2002........ $        --  $         --  $   3,947  $   3,947
                                      ===========  ============  =========  =========

The remaining other costs of $3.9 million are related to legal claims. Management believes that the remaining reserves, as of December 31, 2002, are appropriate and that no revisions to the estimates are necessary at this time.

17. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a five-year, managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Due to the classification of the workers' compensation insurance operations as discontinued operations in 2002, all amounts presented have been recast to conform with the two segment presentation at December 31, 2002.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (except as described in the notes below). Certain changes in estimate charges for the years ended December 31, 2001 and 2000 were reclassified to segment operation profit to conform with the current year presentation.

Information concerning the operations of the reportable segments is as follows:

                                                            Managed    Military
                                                            Care and     Health
                                                           Corporate    Services
                                                           Operations  Operations    Total
                                                           ----------  ----------  ----------
                                                                       (In thousands)
Year Ended December 31, 2002
Medical Premiums......................................... $  857,741  $       --  $  857,741
Military Contract Revenues...............................         --     373,589     373,589
Professional Fees........................................     30,923          --      30,923
Investment and Other Revenues............................     14,305       2,077      16,382
                                                           ----------  ----------  ----------
   Total Revenue......................................... $  902,969  $  375,666  $1,278,635
                                                           ==========  ==========  ==========

Segment Operating Profit ................................ $   56,700  $   15,291  $   71,991
Interest Expense Other...................................     (7,455)        (32)     (7,487)
Other Income (Expense), Net..............................       (309)        201        (108)
                                                           ----------  ----------  ----------
Income from Continuing Operations
     Before Income Taxes................................. $   48,936  $   15,460  $   64,396
                                                           ==========  ==========  ==========

Segment Assets........................................... $  387,097  $  113,811  $  500,908
Capital Expenditures.....................................    (10,829)     (1,563)    (12,392)
Depreciation and Amortization............................     15,730       2,515      18,245

Year Ended December 31, 2001
Medical Premiums......................................... $  718,994  $       --  $  718,994
Military Contract Revenues...............................         --     338,918     338,918
Professional Fees........................................     28,985          --      28,985
Investment and Other Revenues............................     14,199       2,404      16,603
                                                           ----------  ----------  ----------
   Total Revenue......................................... $  762,178  $  341,322  $1,103,500
                                                           ==========  ==========  ==========

Segment Operating Profit ................................ $   30,798  $    9,701  $   40,499
Interest Expense Other...................................    (15,693)        (93)    (15,786)
Other Income (Expense), Net..............................     (2,175)        104      (2,071)
                                                           ----------  ----------  ----------
Income from Continuing Operations
     Before Income Taxes................................. $   12,930  $    9,712  $   22,642
                                                           ==========  ==========  ==========

Segment Assets........................................... $  413,871  $  117,302  $  531,173
Capital Expenditures.....................................      5,759       1,377       7,136
Depreciation and Amortization (1)........................     20,159       4,025      24,184

Year Ended December 31, 2000
Medical Premiums......................................... $  637,769  $       --  $  637,769
Military Contract Revenues...............................         --     330,352     330,352
Professional Fees........................................     33,102          --      33,102
Investment and Other Revenues............................     17,488         905      18,393
                                                           ----------  ----------  ----------
   Total Revenue......................................... $  688,359  $  331,257  $1,019,616
                                                           ==========  ==========  ==========

Segment Operating Profit (2)............................. $   25,412  $    7,992  $   33,404
Interest Expense Other...................................    (17,511)       (354)    (17,865)
Other Income (Expense), Net..............................      1,341        (257)      1,084
Changes in Estimate Charges (3)..........................    (26,011)         --     (26,011)
Asset Impairment, Restructuring,
     Reorganization and Other Costs......................    (30,836)         --     (30,836)
                                                           ----------  ----------  ----------
(Loss) Income from Continuing Operations
     Before Income Taxes................................. $  (47,605) $    7,381  $  (40,224)
                                                           ==========  ==========  ==========

Segment Assets........................................... $  485,208  $  115,520  $  600,728
Capital Expenditures.....................................     13,957         717      14,674
Depreciation and Amortization (1)........................     21,219       2,926      24,145
  Goodwill amortization of $805,000 and $1,131,000 is included as part of the managed care and corporate operations segment for 2001 and 2000, respectively.
  The segment operating profit excludes the effects of asset impairment, restructuring, reorganization and other costs.
  Represents changes in estimate charges in the current year for services or liabilities of a prior year that are reclassified to Medical Expenses for presentation in accordance with accounting principles generally accepted in the United States of America.

18. GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the pronouncement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. The net amortized goodwill balance at December 31, 2002, is $14.8 million. The Company completed its transitional goodwill test and determined that the recorded goodwill was not impaired under the guidelines of the pronouncement.

The following table presents the results of operations as though the adoption of SFAS No. 142 occurred as of January 1, 2000:

Year Ended December 31, 2001
                                                             Adjustments
                                                             for Amortization
                                               As Reported   of Goodwill  As Adjusted
                                               ------------  -----------  ------------
                                                (In thousands, except per share data)

Income from Continuing Operations............ $     15,481  $       523  $     16,004
Loss from Discontinued Operations............      (11,995)          --       (11,995)
                                               ------------  -----------  ------------
   Net Income................................ $      3,486  $       523  $      4,009
                                               ============  ===========  ============

Earnings per Common Share:
----------------------------
Income from Continuing Operations............ $       0.56  $      0.02  $       0.58
Loss from Discontinued Operations............        (0.43)          --         (0.43)
                                               ------------  -----------  ------------
   Net Income................................ $       0.13  $      0.02  $       0.15
                                               ============  ===========  ============

Earnings per Common Share Assuming Dilution:
---------------------------------------------
Income from Continuing Operations............ $       0.54  $      0.02  $       0.56
Loss from Discontinued Operations............        (0.42)          --         (0.42)
                                               ------------  -----------  ------------
   Net Income................................ $       0.12  $      0.02  $       0.14
                                               ============  ===========  ============

Year Ended December 31, 2000
                                                             Adjustments
                                                             for Amortization
                                               As Reported   of Goodwill  As Adjusted
                                               ------------  -----------  ------------
                                                (In thousands, except per share data)

(Loss) Income from Continuing Operations..... $    (31,019) $       735  $    (30,284)
(Loss) Income from Discontinued Operations...     (168,896)       1,100      (167,796)
                                               ------------  -----------  ------------
   Net (Loss) Income......................... $   (199,915) $     1,835  $   (198,080)
                                               ============  ===========  ============

Earnings per Common Share:
----------------------------
(Loss) Income from Continuing Operations..... $      (1.15) $      0.03  $      (1.12)
(Loss) Income from Discontinued Operations...        (6.22)        0.04         (6.18)
                                               ------------  -----------  ------------
   Net (Loss) Income......................... $      (7.37) $      0.07  $      (7.30)
                                               ============  ===========  ============

Earnings per Common Share Assuming Dilution:
---------------------------------------------
(Loss) Income from Continuing Operations..... $      (1.15) $      0.03  $      (1.12)
(Loss) Income from Discontinued Operations...        (6.22)        0.04         (6.18)
                                               ------------  -----------  ------------
   Net (Loss) Income......................... $      (7.37) $      0.07  $      (7.30)
                                               ============  ===========  ============

19. SUBSEQUENT EVENTS

On January 7, 2003, the Company announced that the Board of Directors authorized a program for the repurchase of up to 2.0 million shares of the Company's common stock. On February 25, 2003, the Company announced that it had repurchased approximately 600,000 shares of its common stock and that its Board of Directors had authorized it to purchase up to an additional 600,000 shares of Sierra common stock under its share repurchase program. Such purchases have been made from time to time at prevailing prices in the open market, by block purchase or in private transactions. As of March 6, 2003, the Company had purchased a total of 2.2 million shares for $27.6 million (see debenture use of proceeds below).

In March 2003, the Company issued $115 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The Company used the net proceeds of the offering to repay the $39 million outstanding under its existing amended and restated credit facility and to contribute $35.0 million to SMHS in furtherance of its bid for the TRICARE Next Generation contract. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of Sierra common stock under its repurchase program. The remainder of the net proceeds will be used for working capital and general corporate purposes, including, subject to board approval, additional share repurchases.

The debentures are convertible, at the option of the holders, into shares of Sierra Health Services, Inc. common stock at a conversion price of $18.29, upon certain conditions including the sale price of Sierra's common stock exceeding 120% of the conversion price at specified times. The debentures are puttable to the Company for cash or Sierra common stock, at the Company's election, on March 15 in 2008, 2013 and 2018 and upon certain corporate events including a change in control. The debentures can be called for cash beginning on March 20, 2008.

Also on March 3, 2003, the Company issued a new $65 million revolving credit facility which replaces the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes.

The new credit facility is secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of the unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries and (ii) all other present and future assets and properties of those subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case to the exclusion of the capital stock of CII Financial, Inc. or any of its subsidiaries and certain other exclusions.

20. UNAUDITED QUARTERLY INFORMATION

                                                             March        June     September    December
Quarter Ended 2002:                                            31          30          30          31
                                                           ----------  ----------  ----------  ----------
                                                                (In thousands, except per share data)

  Operating Revenues as Reported......................... $  348,580  $  363,968  $  381,324  $  326,902
  Reclassification for Discontinued Operations...........     44,832      47,000      50,307          --
                                                           ----------  ----------  ----------  ----------
  Operating Revenues.....................................    303,748     316,968     331,017     326,902
                                                           ----------  ----------  ----------  ----------

  Operating Income from Continuing Operations as Reported     13,976      17,777      19,561      19,645
  Reclassification for Discontinued Operations...........        463         (31)     (1,464)         --
                                                           ----------  ----------  ----------  ----------
  Operating Income from Continuing Operations............     13,513      17,808      21,025      19,645
                                                           ----------  ----------  ----------  ----------

  Income from Continuing Operations as Reported..........      7,381      10,523      12,135      12,229
  Reclassification for Discontinued Operations...........        239         (20)       (259)         --
                                                           ----------  ----------  ----------  ----------
  Income from Continuing Operations......................      7,142      10,543      12,394      12,229
                                                           ----------  ----------  ----------  ----------
  Net Income............................................. $    7,381  $   10,523  $   14,063  $    4,481
                                                           ==========  ==========  ==========  ==========

  Basic earnings per share:
     Income from Continuing Operations as Reported....... $     0.26  $     0.37  $     0.42  $     0.41
     Reclassification for Discontinued Operations........       0.01          --          --          --
                                                           ----------  ----------  ----------  ----------
     Income from Continuing Operations...................       0.25        0.37        0.42        0.41
                                                           ----------  ----------  ----------  ----------
     Net Income ......................................... $     0.26  $     0.37  $     0.48  $     0.15
                                                           ==========  ==========  ==========  ==========

  Diluted earnings per share:
     Income from Continuing Operations as Reported....... $     0.25  $     0.34  $     0.38  $     0.39
     Reclassification for Discontinued Operations........       0.01          --       (0.01)         --
                                                           ----------  ----------  ----------  ----------
     Income from Continuing Operations...................       0.24        0.34        0.39        0.39
                                                           ----------  ----------  ----------  ----------
     Net Income.......................................... $     0.25  $     0.34  $     0.44  $     0.14
                                                           ==========  ==========  ==========  ==========

                                                             March        June     September    December
Quarter Ended 2001:                                            31          30          30          31
                                                           ----------  ----------  ----------  ----------
                                                                (In thousands, except per share data)

  Operating Revenues as Reported......................... $  303,228  $  318,327  $  330,854  $  339,092
  Reclassification for Discontinued Operations...........     43,385      46,076      50,061      48,479
                                                           ----------  ----------  ----------  ----------
  Operating Revenues.....................................    259,843     272,251     280,793     290,613
                                                           ----------  ----------  ----------  ----------

  Operating Income from Continuing Operations as Reported     10,062      11,391      10,758      12,621
  Reclassification for Discontinued Operations...........      1,021       1,931         545         836
                                                           ----------  ----------  ----------  ----------
  Operating Income from Continuing Operations............      9,041       9,460      10,213      11,785
                                                           ----------  ----------  ----------  ----------

  Income from Continuing Operations as Reported..........      3,466       3,777       4,572       5,651
  Reclassification for Discontinued Operations...........        (84)      1,711         277          81
                                                           ----------  ----------  ----------  ----------
  Income from Continuing Operations......................      3,550       2,066       4,295       5,570
                                                           ----------  ----------  ----------  ----------
  Net Income (Loss)...................................... $    3,205  $    2,795  $   (7,554) $    5,040
                                                           ==========  ==========  ==========  ==========

  Basic earnings per share:
     Income from Continuing Operations as Reported....... $     0.13  $     0.14  $     0.16  $     0.20
     Reclassification for Discontinued Operations........         --        0.06        0.01          --
                                                           ----------  ----------  ----------  ----------
     Income from Continuing Operations...................       0.13        0.08        0.15        0.20
                                                           ----------  ----------  ----------  ----------
     Net Income (Loss)................................... $     0.12  $     0.10  $    (0.27) $     0.18
                                                           ==========  ==========  ==========  ==========

  Diluted earnings per share:
     Income from Continuing Operations as Reported....... $     0.13  $     0.13  $     0.16  $     0.19
     Reclassification for Discontinued Operations........         --        0.06        0.01          --
                                                           ----------  ----------  ----------  ----------
     Income from Continuing Operations...................       0.13        0.07        0.15        0.19
                                                           ----------  ----------  ----------  ----------
     Net Income (Loss)................................... $     0.12  $     0.10  $    (0.26) $     0.17
                                                           ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of this annual report was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures have been designed and are effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there was no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules:

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

(3.2)

Certificate of Division of Shares into Smaller Denominations of the Registrant, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3.3)

Amended and Restated Bylaws of the Registrant, as amended through March 21, 2002, incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3.4)

Certificate pursuant to NRS Section 78.207 increasing the number of authorized shares of common stock to 60,000,000 pursuant to the Company's stock split on May 18, 1998, incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4.1)

Rights Agreement, dated as of June 14, 1994, between the Registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-3 effective October 11, 1994 (Reg. No. 33-83664).

(4.2)

Rights Agreement, dated as of June 14, 1994, amended as of August 10, 2000, between the Registrant and Wells Fargo Bank Minnesota, N.A, incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4.3)	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(10.1)

Form of Contract With Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2001 to December 31, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

(10.3)

Form of Indenture for 9 1/2% senior debentures due September 15, 2004 from CII Financial, Inc. to Wells Fargo Bank Minnesota, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to CII Financial's Registration Statement on Form S-4 (File No. 333-52726)

(10.4)	Specimen 9 1/2% senior debenture due September 15, 2004 of CII Financial (included in Exhibit 10.3 hereto)
(10.5)

Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager.*

(10.6)	Compensatory Plans, Contracts and Arrangements.

(1)	Employment Agreement with Jonathon W. Bunker dated February 1, 2003.
(2)	Employment Agreement with Frank E. Collins dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Employment Agreement with William R. Godfrey dated December 10, 1999, incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(4)	Employment Agreement with Laurence S. Howard dated December 10, 1999 incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)

Employment Agreement with Anthony M. Marlon, M.D. dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Employment Agreement with Erin E. MacDonald dated June 1, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(7)	Employment Agreement with Michael A. Montalvo dated January 1, 2003.
(8)	Employment Agreement with Marie H. Soldo dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)	Employment Agreement with Paul H. Palmer dated December 1, 2001, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
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

(15)

Amendment No. 1 to The Registrant's Second Amended and Restated 1986 Stock Option Plan as amended to November 11, 1992, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(16)

Amendment No. 2 to The Registrant's Second Amended and Restated 1986 Stock Option Plan as amended to March 16, 1993, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(17)

Sierra Health Services, Inc. Management Incentive Compensation Plan incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)

Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated through December 11, 2001, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

(10.14)

Settlement Agreement and Release of Claims between Kaiser Foundation Health Plan of Texas and Sierra Health Services, Inc. and certain subsidiaries, incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(21)	Subsidiaries of the Registrant (listed herein): There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

Jurisdiction of Incorporation

Sierra Health and Life Insurance Company, Inc.
Health Plan of Nevada, Inc.
Sierra Health-Care Options, Inc.
Behavioral Healthcare Options, Inc.
Family Health Care Services
Family Home Hospice, Inc.
Southwest Medical Associates, Inc.
Sierra Medical Management, Inc. and Subsidiaries
Southwest Realty, Inc.
Sierra Health Holdings, Inc. (Texas Health Choice, L.C.)
CII Financial, Inc., and Subsidiaries
Northern Nevada Health Network, Inc.
Intermed, Inc.
Sierra Military Health Services, Inc.
Sierra Home Medical Products, Inc.
Nevada Administrators, Inc.

California Nevada Nevada Nevada Nevada Nevada Nevada Nevada Nevada Nevada (Texas) California Nevada Arizona Delaware Nevada Nevada

(23.1)	Consent of Deloitte & Touche LLP
(99.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated September 21, 2003.
(99.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated September 21, 2003.

All other Exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K

Current Report on Form 8-K, filed October 18, 2002, with the Securities and Exchange Commission in connection with the announcement of the Company's participation in a health care conference on October 28, 2002.

(d) Financial Statement Schedules

The Exhibits set forth in Item 15 (a)(2) are filed herewith.

_____________

*The agreement contains certain schedules and exhibits which were not included in this filing. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. By: /s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.

Date: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	March 24, 2003
/s/ Paul H. Palmer Paul H. Palmer	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Chief Accounting Officer)	March 24, 2003
/s/ Erin E. MacDonald Erin E. MacDonald	Director	March 24, 2003
/s/ Charles L. Ruthe Charles L. Ruthe	Director	March 24, 2003
/s/ William J. Raggio William J. Raggio	Director	March 24, 2003
/s/ Thomas Y. Hartley Thomas Y. Hartley	Director	March 24, 2003
/s/ Michael E. Luce Michael E. Luce	Director	March 24, 2003
/s/ Anthony L. Watson Anthony L. Watson	Director	March 24, 2003

CERTIFICATION

I, Anthony M. Marlon, M.D., Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sierra Health Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including my corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Anthony M. Marlon
Anthony M. Marlon
Chief Executive Officer

CERTIFICATION

I, Paul H. Palmer, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sierra Health Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedure (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including my corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Paul H. Palmer
Paul H. Palmer
Chief Financial Officer

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS - Parent Company Only

                                                                                            December 31,
                                                                                        --------------------
                                                                                          2002       2001
                                                                                        ---------  ---------
                                        ASSETS                                            (In thousands)
CURRENT ASSETS:
     Cash and Cash Equivalents ....................................................... $   1,751  $      --
     Short-term Investments...........................................................     1,747      1,585
     Current Portion of Deferred Tax Asset............................................    40,444     15,301
     Prepaid Expenses and Other Current Assets........................................    23,433     31,966
                                                                                        ---------  ---------
           Total Current Assets.......................................................    67,375     48,852
PROPERTY AND EQUIPMENT - NET .........................................................    35,430    109,658
EQUITY IN NET ASSETS OF SUBSIDIARIES .................................................   134,989     50,582
NOTES RECEIVABLE FROM SUBSIDIARIES ...................................................     9,246      9,345
GOODWILL   ...........................................................................     2,154      2,154
DEFERRED TAX ASSET....................................................................    13,394     67,829
OTHER ................................................................................    29,469     23,416
                                                                                        ---------  ---------
TOTAL ASSETS ......................................................................... $ 292,057  $ 311,836
                                                                                        =========  =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities .................................. $  21,105  $  22,836
     Current Portion of Long-term Debt ...............................................        83      3,728
                                                                                        ---------  ---------
           Total Current Liabilities .................................................    21,188     26,564

LONG-TERM DEBT (Less Current Portion).................................................    67,551    177,981
OTHER LIABILITIES ....................................................................    46,753     10,772
                                                                                        ---------  ---------
TOTAL LIABILITIES ....................................................................   135,492    215,317
                                                                                        ---------  ---------
STOCKHOLDERS' EQUITY:
     Capital Stock ...................................................................       155        148
     Treasury Stock ..................................................................   (17,148)   (22,789)
     Additional Paid-in Capital.......................................................   196,711    181,076
     Deferred Compensation............................................................      (473)    (1,058)
     Accumulated Other Comprehensive Gain (Loss)......................................       381     (5,636)
     Accumulated Deficit..............................................................   (23,061)   (55,222)
                                                                                        ---------  ---------
TOTAL STOCKHOLDERS' EQUITY ...........................................................   156,565     96,519
                                                                                        ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................ $ 292,057  $ 311,836
                                                                                        =========  =========

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENT OF OPERATIONS - Parent Company Only

                                                                                             Years ended December 31,
                                                                                        -------------------------------
                                                                                          2002       2001       2000
                                                                                        ---------  ---------  ---------
REVENUES:                                                                                          (In thousands)
    Management Fees................................................................... $  81,363  $  69,603  $  61,101
    Subsidiary Dividends..............................................................    20,000     10,000      5,137
    Investment and Other Income.......................................................       698      5,250      7,320
                                                                                        ---------  ---------  ---------
    Total Revenues....................................................................   102,061     84,853     73,558
                                                                                        ---------  ---------  ---------
EXPENSES:
     Depreciation.....................................................................    10,699     14,125     10,650
     Other............................................................................    36,186     36,478     32,546
     Asset Impairment, Restructuring,
          Reorganization and Other Costs..............................................        --         --      8,454
     Interest Expense and Other, Net..................................................     8,017      9,065     15,945
                                                                                        ---------  ---------  ---------
     Total Expenses...................................................................    54,902     59,668     67,595
                                                                                        ---------  ---------  ---------
INCOME BEFORE INCOME TAXES............................................................    47,159     25,185      5,963
INCOME TAX (PROVISION) BENEFIT........................................................    (8,615)   (37,155)    61,877
                                                                                        ---------  ---------  ---------
INCOME (LOSS) OF PARENT COMPANY.......................................................    38,544    (11,970)    67,840
EQUITY IN UNDISTRIBUTED
      INCOME (LOSS) OF SUBSIDIARIES FROM CONTINUING OPERATIONS........................     3,764     27,451    (98,859)
                                                                                        ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS..............................................    42,308     15,481    (31,019)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS............................................    (5,860)   (11,995)  (168,896)
                                                                                        ---------  ---------  ---------
NET INCOME (LOSS)..................................................................... $  36,448  $   3,486  $(199,915)
                                                                                        =========  =========  =========

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only

                                                                                            Years ended December 31,
                                                                                        -------------------------------
                                                                                          2002       2001       2000
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (In thousands)
      Net Income (Loss) From Continuing Operations.................................... $  42,308  $  15,481  $ (31,019)
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided by (Used for) Operating Activities:
          Depreciation and Amortization...............................................    10,699     14,231     10,755
          Deferred Compensation.......................................................       585        342         --
          Provision for Property Impairment ..........................................        --         --      3,604
          Equity in Undistributed Income (Loss) of Subsidiaries Continuing Operations.     3,764     27,451    (98,859)
          Change in Assets and Liabilities............................................   (51,053)   (25,683)    49,489
                                                                                        ---------  ---------  ---------
          Net Cash Provided by (Used for) Operating Activities........................     6,303     31,822    (66,030)
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures ...........................................................    (5,273)    (3,915)    (5,527)
      Property and Equipment Dispositions.............................................       144      5,356      9,920
      (Increase) Decrease in Investments..............................................      (117)    (1,247)       836
      Dividends from Subsidiaries.....................................................    20,000     10,000      5,137
                                                                                        ---------  ---------  ---------
          Net Cash (Used for) Provided by Investing Activities .......................    14,754     10,194     10,366
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing ..............................................        --      7,500     91,520
      Proceeds of Sale Leaseback Deposit .............................................     9,462         --         --
      Reductions in Long-term Obligations and
          Payments on Capital Leases..................................................   (38,927)   (49,926)   (22,400)
      Notes Receivable from Subsidiaries..............................................        --    (16,910)        --
      Exercise of Stock in Connection with Stock Plans................................    10,159      2,090      1,580
                                                                                        ---------  ---------  ---------
          Net Cash (Used for) Provided by Financing Activities........................   (19,306)   (57,246)    70,700
                                                                                        ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents..................................     1,751    (15,230)    15,036
Cash and Cash Equivalents at Beginning of Year........................................        --     15,230        194
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents at End of Year.............................................. $   1,751  $      --  $  15,230
                                                                                        =========  =========  =========
Supplemental condensed statements of cash flows information:
Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..................................................... $  11,559  $  22,075  $  21,734
Cash Received During the Year for Income Taxes........................................   (13,051)       (80)   (11,286)
Noncash Investing and Financing Activities:
      Stock Issued for Exercise of Options
          and Related Tax Benefits....................................................     6,837         97         --
      Retired Sale-Leaseback Assets, Liabilities
          and Financing Obligations...................................................    89,751     14,552         --
      Addition to capital leases......................................................        --         --      1,835

1. LONG-TERM DEBT

Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

(In thousands)

December 31,
------------
     2003............................................................................. $      83
     2004.............................................................................     7,551
     2005.............................................................................        --
     2006.............................................................................    60,000
     2007.............................................................................        --
     Thereafter.......................................................................        --
                                                                                        ---------
         Total........................................................................ $  67,634
                                                                                        =========

2. OTHER

Reclassifications. Amounts related to our discontinued operations were reclassified to conform with the current year presentation in the Condensed Financial Information of Registrant for the years ended December 31, 2001 and 2000.

Management Fees. Sierra Health Services, Inc. receives monthly management fees from certain wholly-owned subsidiaries for services performed. The majority of the fees are from Health Plan of Nevada, Inc. under an administrative services agreement that has been approved by the Nevada Division of Insurance. The fees have been recorded as revenue in the Condensed Financial Information of Registrant for the three years ended December 31, 2002.

SIERRA HEALTH SERVICES, INC.
SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY - CASUALTY INSURANCE
(In thousands)

                                                                                                         Claims and Claim
                                               Gross                                                       Adjustment
                                             Reserves     Discount                                      Expenses Incurred   Amortization
                               Deferred     for Unpaid     if any                             Net          Related to       of Deferred   Paid Claims
                                Policy      Claims and    Deducted                Gross     Invest-   --------------------     Policy     and Claims    Direct
                              Acquisition   Adjustment       in      Unearned    Earned      ment        (1)        (2)     Acquisition   Adjustment   Premiums
Affiliation With Registrant      Costs       Expenses     Column C   Premiums   Premiums    Income     Current   Prior Year    Costs       Expenses     Written
          Column A             Column B      Column C     Column D   Column E   Column F   Column G     Year     Column H     Column I     Column J    Column K
----------------------------  -----------  -------------  ---------  ---------  ---------  ---------  ---------  ---------  ------------  -----------  ---------
Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
Years Ended:
    December 31, 2002....... $     2,257  $     427,192  $      --  $  14,446  $ 174,930  $  14,485  $ 139,513  $  23,998  $     28,252  $   103,573  $ 174,651
    December 31, 2001.......       2,236        385,705         --     14,327    186,296     15,475    131,923      8,691        29,272       98,159    187,129
    December 31, 2000.......       2,015        374,554         --     13,493    203,075     15,074     86,587     23,293        21,386       88,388    203,268

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SECTION 403.04.b
EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
(In thousands)

                                                                Year ended December 31,
                       -------------------------------------------------------------------------------------------------------------
                          2002     2001      2000      1999       1998      1997      1996      1995      1994      1993      1992
                       --------  --------  --------  ---------  --------  --------  --------  --------  --------  --------  --------
Losses and LAE
    Reserve.......... $427,192  $385,705  $374,554  $ 244,394  $212,264  $202,699  $187,776  $182,318  $190,962  $200,356  $178,460
Less Reinsurance
    Recoverables (1).  169,001   187,453   218,757    110,089    37,797    21,056    15,676    25,871    29,342    25,841    20,207
                       --------  --------  --------  ---------  --------  --------  --------  --------  --------  --------  --------
Net Loss and LAE
    Reserves.........  258,191   198,252   155,797    134,305   174,467   181,643   172,100   156,447   161,620   174,515   158,253
Net Reserve
  Re-estimated as of:
    1 Year Later ....            222,250   164,488    157,598   184,386   172,000   163,130   141,163   139,741   160,562   154,388
    2 Years Later ...                      179,043    171,136   204,029   173,596   146,987   132,193   125,279   141,100   147,167
    3 Years Later ...                                 183,524   218,626   186,794   140,563   113,766   117,792   126,483   134,747
    4 Years Later ...                                           231,386   198,403   146,266   102,652   102,955   122,517   132,193
    5 Years Later ...                                                     210,763   153,423   104,249    95,997   114,443   131,112
    6 Years Later ...                                                               159,652   108,208    95,954   112,284   127,258
    7 Years Later ...                                                                         111,195    98,482   111,883   125,936
    8 Years Later ...                                                                                   100,367   113,929   125,907
    9 Years Later ...                                                                                             115,468   127,225
    10 Years Later...                                                                                                       128,381
Cumulative Redundancy
    (Deficiency).....            (23,998)  (23,246)   (49,219)  (56,919)  (29,120)   12,448    45,252    61,253    59,047    29,872
Cumulative Net Paid
    as of:
    1 Year Later.....             74,125    69,599     61,522    80,416    71,933    56,977    45,731    44,519    50,210    50,360
    2 Years Later....                      105,043    103,855   124,191   117,794    91,765    70,854    68,619    79,788    84,465
    3 Years Later....                                 127,505   159,335   143,369   113,054    83,674    80,645    94,865   104,569
    4 Years Later....                                           179,825   164,584   125,024    91,115    86,381   102,395   114,293
    5 Years Later....                                                     178,482   135,421    95,609    89,601   106,012   119,462
    6 Years Later....                                                               142,508   100,365    91,676   107,850   122,000
    7 Years Later....                                                                         103,168    93,789   109,201   123,291
    8 Years Later....                                                                                    95,534   110,743   124,220
    9 Years Later....                                                                                             111,948   125,147
    10 Years Later...                                                                                                       126,001
Net Reserve..........  258,190   198,252   155,797    134,305   174,467   181,643   172,100   156,447   161,620   174,515
Reins. Recoverables..  169,002   187,453   218,757    110,089    37,797    21,056    15,676    25,871    29,342    25,841
                       --------  --------  --------  ---------  --------  --------  --------  --------  --------  --------
Gross Reserve ....... $427,192   385,705   374,554    244,394   212,264   202,699   187,776   182,318   190,962   200,356
Net Re-estimated
  Reserve ...........            222,250   179,043    183,524   231,386   210,763   159,652   111,195   100,367   115,468
Re-estimated Reins
    Recoverables ....            216,060   279,973    179,794    75,589    32,849    24,877    20,009    16,674    14,004
                                 --------  --------  ---------  --------  --------  --------  --------  --------  --------
Gross Re-estimated
    Reserve .........            438,310   459,016    363,318   306,975   243,612   184,529   131,204   117,041   129,472
                                 --------  --------  ---------  --------  --------  --------  --------  --------  --------
Gross Cumulative
    Redundancy
      (Deficiency)...           $(52,605) $(84,462) $(118,924) $(94,711) $(40,913) $  3,247  $ 51,114  $ 73,921  $ 70,884
                                 ========  ========  =========  ========  ========  ========  ========  ========  ========

(1)

Amounts reflect reinsurance recoverable under prospective reinsurance contracts only. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 2002 and 2001. However, for purposes of the reconciliation and development tables, loss and LAE information are shown net of reinsurance.