Form 10-Q
period 2003-03-31
SIERRA HEALTH SERVICES INC
filed 2003-05-12
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number    1-8865

Sierra Health Services, Inc.
(Exact name of Registrant as specified in its Charter)

Nevada	88-0200415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2724 North Tenaya Way
Las Vegas, Nevada    89128
(Address of Principal Executive Offices including Zip Code)

(702) 242-7000
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

'

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☒    No   ☐

      As of May 2, 2003, there were 27,457,000 shares of common stock outstanding.

Sierra Health Services, Inc.
Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2003

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                                                March 31,      December 31,
                                                                                   2003            2002
                                                                              --------------  --------------
                                   ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents.............................................. $      112,704  $       45,778
     Investments............................................................        133,573         182,452
     Accounts Receivable(Less Allowance for Doubtful
         Accounts; 2003 - $9,890; 2002 - $10,626)...........................         10,438          11,232
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2003 and 2002 - $100)....................................         60,170          47,126
     Current Portion of Deferred Tax Asset..................................         36,120          50,402
     Prepaid Expenses and Other Current Assets..............................         23,340          18,380
     Assets of Discontinued Operations......................................        562,679         565,058
                                                                              --------------  --------------
         Total Current Assets...............................................        939,024         920,428

PROPERTY AND EQUIPMENT, NET.................................................         62,941          64,868
RESTRICTED CASH AND INVESTMENTS.............................................         17,284          17,557
GOODWILL (Less: Accumulated Amortization $6,972)............................         14,782          14,782
DEFERRED TAX ASSET (Less Current Portion)...................................         24,852          14,947
OTHER ASSETS................................................................         41,830          33,384
                                                                              --------------  --------------
TOTAL ASSETS................................................................ $    1,100,713  $    1,065,966
                                                                              ==============  ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued Liabilities.................................................... $       57,410  $       50,349
     Trade Accounts Payable.................................................         29,119          29,249
     Accrued Payroll and Taxes..............................................         19,563          13,660
     Medical Claims Payable.................................................        101,237          98,031
     Unearned Premium Revenue...............................................         11,575          40,758
     Military Health Care Payable...........................................         69,554          65,223
     Current Portion of Long-Term Debt......................................            509             186
     Liabilities of Discontinued Operations.................................        499,209         500,720
                                                                              --------------  --------------
         Total Current Liabilities..........................................        788,176         798,176

LONG-TERM DEBT (Less Current Portion).......................................        115,328          60,710
OTHER LIABILITES............................................................         50,766          50,515
                                                                              --------------  --------------
TOTAL LIABILITIES...........................................................        954,270         909,401
                                                                              --------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       2003 - 31,114; 2002 - 30,953 Shares Issued...........................            156             155
  Treasury Stock: 2003 - 3,374; 2002 - 1,163 Common Stock Shares............        (44,706)        (17,148)
  Additional Paid-in Capital................................................        198,466         196,711
  Deferred Compensation.....................................................           (326)           (473)
  Accumulated Other Comprehensive Gain......................................            892             381
  Accumulated Deficit.......................................................         (8,039)        (23,061)
                                                                              --------------  --------------
TOTAL STOCKHOLDERS' EQUITY..................................................        146,443         156,565
                                                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................. $    1,100,713  $    1,065,966
                                                                              ==============  ==============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2003           2002
OPERATING REVENUES:                                                    -------------  -------------
   Medical Premiums.................................................. $     235,080  $     206,644
   Military Contract Revenues........................................       104,413         85,454
   Professional Fees.................................................         8,704          7,522
   Investment and Other Revenues.....................................         4,073          4,128
                                                                       -------------  -------------
         Total.......................................................       352,270        303,748
                                                                       -------------  -------------
OPERATING EXPENSES:
   Medical Expenses..................................................       190,986        175,332
   Military Contract Expenses........................................       101,796         82,354
   General and Administrative Expenses...............................        34,213         32,549
                                                                       -------------  -------------
         Total ......................................................       326,995        290,235
                                                                       -------------  -------------

OPERATING INCOME FROM CONTINUING OPERATIONS..........................        25,275         13,513
Interest Expense.....................................................        (1,620)        (3,058)
Other Income (Expense), Net..........................................           (11)           146
                                                                       -------------  -------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES...............................................        23,644         10,601
PROVISION FOR INCOME TAXES...........................................        (8,216)        (3,459)
                                                                       -------------  -------------
INCOME FROM CONTINUING OPERATIONS....................................        15,428          7,142
(LOSS) INCOME FROM DISCONTINUED OPERATIONS (net of income tax
   benefit (provision) of $335 and ($259), respectively).............          (406)           239
                                                                       -------------  -------------
NET INCOME .......................................................... $      15,022  $       7,381
                                                                       =============  =============
EARNINGS PER COMMON SHARE:
Income from Continuing Operations.................................... $        0.53  $        0.25
(Loss) Income from Discontinued Operations...........................         (0.01)          0.01
                                                                       -------------  -------------
   Net Income ....................................................... $        0.52  $        0.26
                                                                       =============  =============
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
Income from Continuing Operations.................................... $        0.50  $        0.24
(Loss) Income from Discontinued Operations...........................         (0.01)          0.01
                                                                       -------------  -------------
   Net Income ....................................................... $        0.49  $        0.25
                                                                       =============  =============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                    2003            2002
                                                                -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ................................................ $      15,022  $        7,381
   Adjustments to Reconcile Net Income to Net Cash
       (Used for) Provided by Operating Activities:
          Loss (Income)from Discontinued Operations...........           406            (239)
          Depreciation and Amortization.......................         3,903           4,944
          Deferred Compensation Expense.......................           147             146
          Provision for Doubtful Accounts.....................           566             603
   Changes in Assets and Liabilities:
          Other Assets .......................................        (3,837)         (4,289)
          Deferred Tax Asset..................................         4,698          18,238
          Other Liabilities...................................        11,591           5,678
          Other Current Assets................................        (4,426)         (8,519)
          Military Accounts Receivable........................       (13,044)         (5,973)
          Military Health Care Payable........................         4,331             377
          Medical Claims Payable..............................         3,206          11,882
          Accrued Payroll and Taxes...........................         5,903           6,007
          Unearned Premium Revenue............................       (29,183)        (25,575)
                                                                -------------  --------------
       Net Cash (Used for) Provided by Operating Activities
          of Continuing Operations............................          (717)         10,661
                                                                -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions..................        (5,650)         (2,780)
   Change in Investments......................................        47,999          (7,480)
                                                                -------------  --------------
       Net Cash Provided by (Used for)Investing Activities of
          Continuing Operations...............................        42,349         (10,260)
                                                                -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Convertible Debentures................       115,000              --
   Proceeds from  Borrowings..................................            --           6,000
   Debt Issue Costs...........................................        (4,914)             --
   Payments on Debt and Capital Leases........................       (60,059)           (679)
   Purchase of Treasury Stock.................................       (27,558)             --
   Exercise of Stock in Connection with Stock Plans...........         1,581           1,445
                                                                -------------  --------------
       Net Cash Provided by Financing Activities of
          Continuing Operations...............................        24,050           6,766
                                                                -------------  --------------

NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS.......         1,244         (22,741)
                                                                -------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........        66,926         (15,574)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............        45,778         107,114
                                                                -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................... $     112,704  $       91,540
                                                                =============  ==============

Supplemental Condensed Consolidated Continuing Operations
  Statements of Cash Flows Information:
---------------------------------------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized)................................ $         106  $        1,830
Net Cash (Paid) Received During the Period for Income Taxes...           (42)             28
Non-cash Investing and Financing Activities:
   Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations .............................            --          51,326

See accompanying notes to condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed herein. Actual results may differ materially from estimates.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2002 have been reclassified to conform with the current year presentation.

2. EMPLOYEE STOCK PLANS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The Company has continued to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock option plans.

The following schedule reflects the pro forma impact on net income and earnings per common share for the accounting of stock option grants using SFAS No. 123, which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black- Scholes option-pricing model.

                                                   Three Months Ended March 31,
                                                 ---------------------------------
                                                       2003              2002
                                                 -----------------  --------------
                                               (In thousands, except per share data)

Net income, as reported........................ $          15,022  $        7,381
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all  awards, net of tax.........            (1,098)         (1,149)
                                                 -----------------  --------------
Pro forma net income .......................... $          13,924  $        6,232
                                                 =================  ==============

Net income per share, as reported.............. $            0.52  $         0.26
Pro forma net income ..........................              0.48            0.22

Net income per share
   assuming dilution, as reported.............. $            0.49  $         0.25
Pro forma net income ..........................              0.45            0.21

3. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

The table below presents a summary of asset impairment, restructuring, reorganization and other cost activity for the periods indicated that are included in general and administrative expenses. Discontinued operations are excluded from this presentation.

                                              Other
                                           ------------
                                          (In thousands)
Balance, January 1, 2002................. $      4,447
Charges recorded.........................           --
Cash used................................           --
Noncash activity.........................         (500)
Changes in estimate......................           --
                                           ------------
Balance, December 31, 2002...............        3,947
Charges recorded.........................           --
Cash used................................           --
Noncash activity.........................           --
Changes in estimate......................           --
                                           ------------
Balance, March 31, 2003.................. $      3,947
                                           ============

The remaining other costs of $3.9 million are related to legal claims. Management believes that the remaining reserves, as of March 31, 2003, are appropriate and that no revisions to the estimates are necessary at this time.

4. LONG-TERM DEBT

Sierra Debentures - In March 2003, the Company issued and sold $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year, commencing September 15, 2003. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc. common stock prior to March 15, 2023 if (1) the sale price of the Company's common stock issuable upon conversion of the debentures reaches a specified threshold; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the existing credit facility and to contribute $35.0 million to Sierra Military Health Services, Inc., or SMHS, in furtherance of its bid for the TRICARE Next Generation contract. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds will be used for working capital and general corporate purposes including additional share repurchases.

New Credit Facility - On March 3, 2003, the Company entered into a new $65.0 million revolving credit facility which replaces the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. The Company has not yet utilized this facility.

The new credit facility is secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. or any of its subsidiaries and certain other exclusions.

The new revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restricts certain corporate activities. In addition, the Company will be required to comply with specified financial ratios as set forth in the new credit agreement.

5. SHARE REPURCHASE PROGRAM

The Company's Board of Directors has authorized a program for the repurchase of up to 2.6 million shares of the Company's common stock. During the first quarter of 2003, the Company repurchased a total of 2.2 million shares for $27.6 million. Subsequent to the end of the first quarter and through May 8, 2003, the Company has purchased the remaining 400,000 shares authorized under the share repurchase program for $6.7 million.

6. TEXAS DISCONTINUED OPERATIONS

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), effective January 1, 2001. In accordance with SFAS No. 144, the Company's Texas HMO health care operations were reclassified as discontinued operations. The Company received a limited waiver under its prior revolving credit facility agreement for covenants affected by exiting the Texas HMO health care market.

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

                                                  March 31,        December 31,
                                                     2003              2002
                                               ----------------  ----------------
                                                       (In thousands)
ASSETS
 Cash and Cash Equivalents................. $               --  $             --
 Investments...............................              4,215             4,263
 Other Assets..............................                172               916
 Property and Equipment, Net...............             12,271            11,967
                                               ----------------  ----------------
ASSETS OF DISCONTINUED OPERATIONS..........             16,658            17,146
                                               ----------------  ----------------
LIABILITIES
 Accounts Payable and Other Liabilities....              5,097             9,059
 Medical Claims Payable....................                342             1,754
 Mortgage Loan.............................             14,328            14,961
                                               ----------------  ----------------
LIABILITIES OF DISCONTINUED OPERATIONS.....             19,767            25,774
                                               ----------------  ----------------
NET LIABILITIES OF DISCONTINUED OPERATIONS. $           (3,109) $         (8,628)
                                               ================  ================

The assets and liabilities above do not include an intercompany liability of $41.8 million from Texas Health Choice, L.C., ("TXHC") to Sierra at March 31, 2003. The liability is secured by certain of the TXHC land and buildings and has been eliminated upon consolidation.

Property and equipment consists mainly of real estate properties located in the Dallas/Fort Worth metroplex areas. TXHC acquired these properties from Kaiser Foundation Health Plan of Texas ("Kaiser- Texas"), for $44.0 million as part of the acquisition of certain assets of Kaiser-Texas in October 1998. In June 2000, as part of its restructuring and reorganization of the Texas HMO health care operations, the Company announced its intention to sell these properties. The real estate was written down to its estimated fair value and the Company took an asset impairment charge of $27.0 million. The real estate is encumbered by a mortgage loan to Kaiser-Texas, which is guaranteed by Sierra. In December 2001, the mortgage loan was restructured and Kaiser-Texas forgave $8.5 million of the outstanding principal balance of the mortgage loan and extended the maturity from November 1, 2003 to November 1, 2006. In accordance with accounting principles generally accepted in the United States of America, the carrying amount of the mortgage loan is now equal to the total future cash payments (interest and principal).

During the third and fourth quarters of 2002, TXHC sold four of the eight real estate properties and a parcel of land. As required under the terms of the mortgage loan agreement, pre-determined minimum amounts of the mortgage note are required to be paid as each piece of real estate is sold. Accordingly total payments of $11.3 million were made to Kaiser-Texas on the mortgage loan. Since the principal payments resulted in a reduction of future interest, future accrued interest was reduced and a gain, net of tax, of $1.9 million was recorded. At March 31, 2003, the mortgage loan has a carrying value of $14.3 million, which consists of a principal balance of $12.3 million and $2.0 million in future accrued interest.

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                             2003          2002
                                                         ------------  -------------
                                                                (In thousands)
Operating Revenues..................................... $         36  $       3,488
                                                         ------------  -------------

 Medical Expenses......................................       (1,379)         2,035
 General and Administrative Expenses...................       (1,634)         2,055
 Interest Expense and Other, Net (including rental inco         (239)          (602)
                                                         ------------  -------------
 Income from Discontinued Operations Before Taxes......        3,288             --
 Income Tax Provision..................................       (1,150)            --
                                                         ------------  -------------
 Net Income from Discontinued Operations............... $      2,138  $          --
                                                         ============  =============

The operating revenues for the three months ended March 31, 2003 are all related to investment income compared to investment income of $41,000 for the three months ended March 31, 2002. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

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

During the third and fourth quarters of 2002, the Company continued to have favorable development in both medical claims and legal, restitution and other exit related costs. As a result, the Company reduced its estimate for medical claims payable by $4.8 million and for legal, restitution and other exit related costs by $4.2 million.

In the first quarter of 2003, the Company made a further adjustment due to continued favorable development. The Company's estimate for medical claims payable was reduced by $1.4 million and legal, restitution and other exit related costs and general accruals were reduced by $1.9 million. Included in the $1.9 million reduction is $1.2 million that had been originally recorded as a charge in the third quarter of 2001 and is presented in the table below.

The table below presents a summary of current activity of the discontinued Texas HMO health care operations' charge recorded in the third quarter of 2001.

                                 Restructuring     Premium
                                      and        Deficiency
                                 Reorganization  Maintenance    Total
                                 --------------  -----------  ---------
                                               (In thousands)
Balance, January 1, 2002....... $        4,294  $       570  $   4,864
Charges recorded...............             --           --         --
Cash used......................         (2,490)        (570)    (3,060)
Noncash activity...............         (4,222)          --     (4,222)
Changes in estimate............          5,000           --      5,000
                                 --------------  -----------  ---------
Balance, December 31, 2002.....          2,582           --      2,582
Charges recorded...............             --           --         --
Cash used......................             --           --         --
Noncash activity...............             --           --         --
Changes in estimate............         (1,150)          --     (1,150)
                                 --------------  -----------  ---------
Balance, March 31, 2003........ $        1,432  $        --  $   1,432
                                 ==============  ===========  =========

The remaining restructuring and reorganization costs of $1.4 million are primarily due to legal and related costs and various lease and other exit related costs. Management believes that the remaining reserves, as of March 31, 2003, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations.

7. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives for its workers' compensation company, CII Financial, Inc., ("CII"). The alternatives may include a sale, spin- off or management buyout. The disposal of the operations was approved by Sierra's Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 10 for a discussion of the recast segment presentation.

The following are the unaudited assets and liabilities of the discontinued operations of CII:

                                                        March 31,        December 31,
                                                           2003              2002
                                                     ----------------  ----------------
                                                                (In thousands)
ASSETS
Cash and Cash Equivalents.......................... $         63,939  $         23,060
Investments........................................          257,458           287,242
Reinsurance Recoverable............................          182,929           189,409
Property and Equipment, Net........................            2,187             2,167
Other Assets.......................................           39,508            46,034
                                                     ----------------  ----------------
TOTAL ASSETS.......................................          546,021           547,912
                                                     ----------------  ----------------

LIABILITIES
Accounts Payable and Other Accrued Expenses........           31,611            30,989
Senior Debentures..................................           15,957            16,765
Reserve for Loss and Loss Adjustment Expenses......          431,874           427,192
                                                     ----------------  ----------------
TOTAL LIABILITIES..................................          479,442           474,946
                                                     ----------------  ----------------
NET ASSETS OF DISCONTINUED OPERATIONS.............. $         66,579  $         72,966
                                                     ================  ================

The following are the unaudited condensed statements of operations of the discontinued operations of CII:

                                                       Three Months Ended March 31,
                                                      ------------------------------
                                                           2003            2002
                                                      --------------  --------------
                                                              (In thousands)
OPERATING REVENUES:
Specialty Product Revenues......................... $        36,811  $       41,579
Investment and Other Revenues......................           4,480           3,248
                                                      --------------  --------------
    Total Revenues.................................          41,291          44,827
                                                      --------------  --------------

OPERATING EXPENSES:
Specialty Product Expenses.........................          45,385          44,364
Interest Expense and Other, Net....................             (65)            (35)
                                                      --------------  --------------
    Total Operating Expenses.......................          45,320          44,329
                                                      --------------  --------------

(Loss) Income from Discontinued Operations
   Before Income Tax ..............................          (4,029)            498

Income Tax Benefit (Provision).....................           1,485            (259)
                                                      --------------  --------------
Net (Loss) Income from Discontinued Operations..... $        (2,544) $          239
                                                      ==============  ==============

In the fourth quarter of 2002, in conjunction with the decision to dispose of the workers' compensation operations, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce the operations to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $3.5 million, an investment valuation adjustment of $500,000 and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

During the quarters ended March 31, 2003 and 2002, the Company experienced prior year net adverse loss development of $6.2 million and $2.0 million, respectively. Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity include rising average temporary disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical control of a claimant's treatment.

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

The transaction was accounted for as a restructuring of debt; therefore, all future cash payments, including interest, related to the debentures will be reductions of the carrying amount of the debentures and no future interest expense will be recognized. Accordingly, at March 31, 2003, the 9½% senior debentures have a carrying amount of $16.0 million, which is net of $1.1 million in 9½% senior debentures held by Sierra and eliminated upon consolidation. The $16.0 million consists of principal amount of $13.9 million and $2.1 million in future accrued interest.

The 9½% senior debentures pay interest, which is due semi- annually on March 15 and September 15 of each year. The 9½% senior debentures rank senior to outstanding notes payable from CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit facility. The 9½% senior debentures may be redeemed by CII Financial at any time at a current premium of 102.5% and declining to 100% for redemptions after April 1, 2004. In the event of a change in control of CII Financial, the holders of the 9½% senior debentures may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest. See Note 13 for more information on the senior debentures.

Intercompany Notes Receivable/Payable. In connection with the exchange offer for the subordinated debentures, CII has promissory notes payable to Sierra aggregating $17.0 million and bearing interest at 9.5% under which principal and interest are due on demand. These notes are subordinated to the 9½% senior debentures.

Also in connection with the exchange offer for the subordinated debentures, California Indemnity Insurance Company, a wholly owned subsidiary of CII Financial, Inc., loaned Sierra $7.5 million. The loan bears interest at 8.5%, which is due semi-annually on March 31 and September 30 of each year, commencing September 30, 2001. All outstanding principal and accrued interest is due on September 30, 2004. The loan is secured by the common stock of Sierra Health and Life Insurance Company, Inc., a wholly owned subsidiary of Sierra, equal to 120% of the principal amount outstanding. The intercompany notes receivable/payable have been eliminated upon consolidation. See Note 13 for more information on additional intercompany notes payable.

8. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                              For the Three Months Ended March 31,
                                              ------------------------------------
                                                     2003               2002
                                              ------------------  -----------------
                                              (In thousands, except per share data)

Income from continuing operations........... $           15,428  $           7,142
(Loss) income from discontinued operations..               (406)               239
                                              ------------------  -----------------
Net income.................................. $           15,022  $           7,381
                                              ==================  =================
Earnings per common share:
Income from continuing operations........... $             0.53  $            0.25
(Loss) income from discontinued operations..              (0.01)              0.01
                                              ------------------  -----------------
Net income.................................. $             0.52  $            0.26
                                              ==================  =================
Earnings per common share assuming dilution:
Income from continuing operations........... $             0.50  $            0.24
(Loss) income from discontinued operations..              (0.01)              0.01
                                              ------------------  -----------------
Net income.................................. $             0.49  $            0.25
                                              ==================  =================

Weighted average common shares outstanding..             28,928             28,083
Dilutive options outstanding................              1,713              1,594
Restricted Shares outstanding...............                244                205
Weighted average common shares outstanding    ------------------  -----------------
   assuming dilution........................             30,885             29,882
                                              ==================  =================

Stock options to purchase 337,000 shares at March 31, 2003 and 509,000 shares at March 31, 2002 were not dilutive and, therefore, were not included in the computation of diluted earnings per share. Also excluded was the effect of the Company's senior convertible debentures as they were not dilutive. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock, upon certain conditions including the sale price of Sierra's common stock exceeding 120% of the conversion price at specified times. This conversion rate, which is adjustable, initially represents a conversion price of $18.29 per share.

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

                                       Three Months Ended March 31,
                                       ----------------------------
                                            2003           2002
                                       --------------  ------------
                                              (In thousands)
Net Income .......................... $       15,022  $      7,381
Change in Unrealized Holding Gain
  on Available-for-Sale Investments..            673        (3,083)
Change in Minimum Pension Liability..           (162)           --
                                       --------------  ------------
Comprehensive Income ................ $       15,533  $      4,298
                                       ==============  ============

10. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi- specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Due to the classification of the workers' compensation insurance operations as discontinued operations in 2002, all amounts presented have been recast to conform with the two segment presentation at March 31, 2003.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in our summary of significant accounting policies:

                                                Managed      Military
                                                Care and      Health
                                               Corporate     Services
                                               Operations   Operations     Total
                                              ------------  -----------  ----------

Three Months Ended March 31, 2003
Medical Premiums............................ $    235,080  $        --  $  235,080
Military Contract Revenues..................           --      104,413     104,413
Professional Fees...........................        8,704           --       8,704
Investment and Other Revenues...............        3,836          237       4,073
                                              ------------  -----------  ----------
   Total Revenue............................ $    247,620  $   104,650  $  352,270
                                              ============  ===========  ==========

Segment Operating Profit.................... $     22,421  $     2,854  $   25,275
Interest Expense............................       (1,574)         (46)     (1,620)
Other Income (Expense), Net.................            7          (18)        (11)
                                              ------------  -----------  ----------
Income from Continuing Operations
   Before Income Taxes...................... $     20,854  $     2,790  $   23,644
                                              ============  ===========  ==========

Three Months Ended March 31, 2002
Medical Premiums............................ $    206,644  $        --  $  206,644
Military Contract Revenues..................           --       85,454      85,454
Professional Fees...........................        7,522           --       7,522
Investment and Other Revenues...............        3,669          459       4,128
                                              ------------  -----------  ----------
   Total Revenue............................ $    217,835  $    85,913  $  303,748
                                              ============  ===========  ==========

Segment Operating Profit.................... $      9,954  $     3,559  $   13,513
Interest Expense............................       (2,887)        (171)     (3,058)
Other Income (Expense), Net.................          (23)         169         146
                                              ------------  -----------  ----------
Income from Continuing Operations
   Before Income Taxes...................... $      7,044  $     3,557  $   10,601
                                              ============  ===========  ==========

11. INVESTMENTS

Investments consist principally of U.S. Government and its agencies' securities and municipal bonds, as well as corporate and mortgage-backed securities. At March 31, 2003, over 80% of our portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non- restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. All of the Company's held-to-maturity investments are held by the discontinued workers' compensation insurance operations. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

13. SUBSEQUENT EVENTS

On May 5, 2003, CII Financial, part of the Company's discontinued operations, issued a notice to holders of its senior debentures of its intent to redeem all outstanding senior debentures on June 3, 2003. The senior debentures will be redeemed at the applicable premium of 102.5% along with all outstanding accrued interest. CII Financial anticipates a gain of $1.4 million on this transaction as a result of the elimination of accrued future interest payments. CII Financial intends to borrow the majority of the funds for this transaction from Sierra and/or one of its unregulated subsidiaries.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 annual report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three month periods ended March 31, 2003 and 2002, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in our 2002 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1 of our 2002 Form 10-K.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2002 annual report on Form 10-K. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," "continue," and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Readers are cautioned not to place undue reliance on these forward- looking statements that speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and in disclosing our contingent assets and liabilities. Our most significant accounting estimates are for our premium allowance, the liability for medical claims payable, military contract revenues and expenses, litigation and legal accruals, reserve for losses and loss adjustment expense, or LAE, reinsurance recoverables and deferred tax assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

For a more detailed description of our critical accounting policies and estimates, see Item 7 of our 2002 Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K filed on March 24, 2003.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

Total Operating Revenues increased approximately 16.0% to $352.3 million from $303.7 million for 2002.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $28.4 million

  An increase in military contract revenues of $19.0 million

  An increase in professional fees of $1.2 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased $28.4 million or 13.8%. The $28.4 million increase in premium revenue reflects a 7.1% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 34.8% increase in Medicaid member months and a 1.6% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased on average 10% to 12% while the overall rate increase, including continuing business and new members, resulted in an approximate 12.4% increase. Managed indemnity rates on renewing groups increased over 11%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 5.2% due primarily to the following:

  An increase in the Social HMO membership as a percentage of our total Medicare membership. The Social HMO members have a higher average rate than our other Medicare members. Over 97% of our Nevada Medicare members are enrolled in the Social HMO Medicare program which includes our Reno membership which was not part of the Social HMO program prior to 2003.

  Our Social HMO Medicare membership experienced an increase in risk factors which contributes to higher rates and corresponding increases in medical expenses.

The Centers for Medicare and Medicaid Services, or CMS, may consider adjusting the reimbursement factor or changing the program for the Social HMO members in the future. At this time, however, the final reimbursement per member for 2004 has not been determined and there is no guaranty that the Social HMO contract will be renewed beyond 2004. It should be noted that Congress has in the past agreed to extend the contract. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a materially adverse effect on our business. Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Military Contract Revenues increased $19.0 million or 22.2%. The increase in revenue is primarily the result of increased eligible beneficiaries resulting from the call up of reservists in our region as well as additional TRICARE change orders. Family members of reservists are eligible for the TRICARE program after 30 days.

Sierra Military Health Services, Inc., or SMHS, will complete the last year of a five-year contract in May 2003, but it has successfully completed negotiations with the Department of Defense, or DoD, to extend the contract for up to four years at the government's sole option on a year-to-year basis. The DoD is also currently procuring managed care services under the Next Generation TRICARE contract, or the T-Nex contract, in a combined and larger North Region (covering Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina in addition to the areas that make up Region 1 which we currently serve). SMHS submitted its bid to the DoD for the T-Nex contract for the North Region on January 29, 2003, with Sierra as a proposed guarantor. The award decision for this contract is expected to be made in mid to late 2003. Once awarded, the new contractor is scheduled to be fully operational in Region 1 by the third quarter of 2004, based on the current timetable set by the DoD, and the new contract would supersede the remainder of the contract extension we have negotiated with the DoD under our current TRICARE Region 1 contract. In March 2003, we contributed $35.0 million of the proceeds from the sale of the Sierra senior convertible debentures to SMHS in furtherance of its bid for the T-Nex contract.

Professional Fees increased $1.2 million or 15.7% as a result of increased visits and business at our provider subsidiaries.

Investment and Other Revenues decreased approximately $100,000 or 1.3%. Investment revenues were lower due primarily to moving more of our portfolio into tax preferred investments and a decrease in average investment yields during the period. The decrease in revenues was partially offset by an increase in the average invested balance and realized gains of approximately $400,000. Investment and other revenues now include the revenue associated with administrative services, which were previously reported as part of specialty product revenues.

Medical Expenses increased $15.7 million or 8.9% due primarily to our increased revenues and associated membership. Medical expenses as a percentage of medical premiums and professional fees decreased to 78.3% from 81.9%. The favorable decrease is primarily due to premium yields in excess of cost and utilization increases and was partially offset by malpractice cost increases at our medical provider subsidiary. Our medical claims payable liability requires us to make significant estimates.

During the third quarter of 2002, we entered into a new hospital contract. With this new contract, which began October 1, 2002, we hold some form of contracted provider relationship with every hospital in the Las Vegas area.

Military Contract Expenses increased $19.4 million or 23.6%. The increase is consistent with the increase in revenues discussed previously. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 672,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, increased approximately $1.7 million or 5.1%. The primary increases in G&A expenses were payroll and benefits, legal and legislative expenses, and facility lease expense. The increase in facility lease expense is due to the rent payments associated with the sale-leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously, the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. Our administrative office buildings associated with the sale-leaseback transaction qualified as a sale at the end of the first quarter of 2002. This resulted in a quarterly increase in G&A expenses of approximately $1.1 million and a corresponding decrease in interest expense. As a percentage of revenues, G&A expenses were 9.7% for 2003, compared to 10.7% in 2002. As a percentage of medical premium revenue, G&A expenses were 14.6% for 2003, compared to 15.8% for 2002. G&A expenses now include the expenses associated with certain administrative services which were previously reported as part of specialty product expenses.

Interest Expense decreased $1.4 million or 47.0%. Interest expense related to the sale-leaseback transaction decreased by $1.7 million as the remaining buildings qualified as a sale during 2002. Interest expense related to the revolving credit facility decreased by approximately $400,000 due to both a lower average interest rate and a lower average balance outstanding. These decreases were offset by the write off of the remaining deferred financing fees of approximately $800,000 on the previous line of credit. We continue to incur a fee of 0.5% on the unused portion of our revolving credit facility.

Other Income (Expense), Net decreased approximately $200,000 between 2003 and 2002.

Provision for Income Taxes was recorded at $8.2 million for 2003 compared to $3.5 million for 2002. The effective tax rate for 2003 was 34.7% compared to 32.6% for 2002. Our ongoing effective tax rate is less than the statutory rate due primarily to tax preferred investments. Due to the increase in income from continuing operations in 2003 tax preferred investments have less of an impact on our effective tax rate when compared to 2002.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The loss from discontinued operations for 2003 was approximately $400,000 compared to income of approximately $200,000 for 2002. The Texas HMO health care operations had net income of $2.1 million for 2003, which was offset by a net loss on the CII workers' compensation operations of $2.5 million.

Discontinued Texas HMO health care operations. The gain from the Texas HMO health care operations for 2003 included gains, net of tax, related to reserves and accrued liabilities of $2.1 million. During 2003, we had favorable development in both medical claims and legal, restitution and other exit related costs. As a result, we reduced our estimate for medical claims payable by $1.4 million and our legal, restitution and other exit related costs by $1.9 million. The adjustments resulted in net income from the discontinued Texas HMO health care operations of $2.1 million.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2003 had a net loss of $2.5 million. We will continue to operate the business until a disposal occurs.

Net earned premiums decreased by $4.8 million or 11.5% due primarily to a decrease in gross earned premiums of $3.8 million and an increase of ceded reinsurance premiums of $1.4 million offset by an increase in assumed premiums of $400,000. Gross written premiums decreased by $8.0 million due primarily to reduced California premium writings. We have been increasing our premium rates, especially in California, where we have experienced significant adverse loss development. In addition, we are becoming more selective in the types of accounts we insure. In the first quarter of 2003, our average premium rate increase on renewing California policies was approximately 50%, which is in addition to a 32% average rate increase in the first quarter of 2002. Due to lost business and lower amounts of new business, gross premiums written in California have decreased by $7.1 million during the first quarter of 2003. In other states, our average premium rate increase on renewing policies was approximately 11% in 2003 compared to 6% in 2002 and gross premiums written have decreased by approximately $900,000, primarily in Texas and Colorado.

We continue to implement stricter underwriting guidelines and we believe that our announcement that the workers' compensation insurance business was reclassified to discontinued operations has negatively impacted our premium production. This has resulted in a continuation of lost business and lower amounts of new business and our direct premiums written for the first three months of 2003 in California are down approximately 23% over the comparable 2002 period. Direct premiums written in our other states are also down by approximately 10%, primarily in Texas and Colorado. Premium production results for the first three months of 2003 may not be indicative of the full year's premium production.

Premiums in force are an indicator of future written premium trends and represent the total estimated annual premiums of all policies in force at a point in time. Total inforce premiums decreased by 13% from $163.5 million at March 31, 2002 to $142.0 million at March 31, 2003.

Investment and other revenue increased by $1.2 million or 37.9% due to realized gains of $2.0 million offset by a decrease in average investment yields during the period.

Expenses increased in the CII workers' compensation operations by approximately $1.0 million or 2.2%. The increase in expenses is primarily due to the following:

  In 2003, we recorded $6.2 million of net adverse loss development for prior accident years compared to net adverse loss development of $2.0 million recorded in 2002. The net adverse loss development recorded was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident years 1996, 1997, 2000 and 2001. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and LAE ratio for the 2003 accident year was higher by 2.4% which resulted in an increase of approximately $900,000 in additional losses.

  An approximately $3.6 million reduction in loss and LAE is related to the decrease in net earned premiums in 2003 compared to 2002.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses was approximately $500,000.

The net adverse loss development on prior accident years included those years that were covered by our low level reinsurance agreement. This resulted in an increase in the reinsurance recoverable balance which was then reduced by amounts collected from reinsurers. During the three months ended March 31, 2003, we increased our ceded reserves by $11.3 million and received payments from our reinsurers totaling $17.8 million.

The loss and LAE reserves recorded as of March 31, 2003 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2003 as well as those occurring in accident years prior to 2003 and are in excess of our independent actuary's point estimate. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested to generate investment income.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 123.1% compared to 106.6% for 2002. The increase was primarily due to increased net adverse loss development for prior accident years as well as the decrease in net earned premiums. Excluding prior accident years' adverse loss development, the combined ratio would have been 106.3% for 2003 and 101.7% for 2002.

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

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance market, our new reinsurance agreements, which cover new and renewal policies effective on and after January 1, 2003, cost more and have reduced coverage limits, including exclusions for terrorist acts. We continue to retain the first $500,000 per occurrence but the maximum coverage has been reduced from statutory (i.e., unlimited) limits to $20.0 million per occurrence. We also must meet certain annual aggregate deductibles before we can begin to recover from some of our reinsurers. This new coverage will result in our retaining more of the losses and LAE. We have factored these higher costs into our premium rates but there is no assurance that our rates will be adequate to cover the ultimate costs.

Reinsurance contracts do not relieve us from our obligations to injured workers or policyholders. At March 31, 2003, we had $182.9 million in reinsurance recoverable. We evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We also periodically review the financial strength ratings of our reinsurers to determine if an allowance for uncollectible reinsurance is warranted. As of March 31, 2003, no allowance was established. At March 31, 2003, all of our reinsurers were rated A+ and A- or better by Fitch Ratings and the A.M. Best Company, respectively. Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

LIQUIDITY AND CAPITAL RESOURCES

For continuing operations, we had cash out-flows from operating activities of approximately $700,000 in 2003, compared to cash in- flows of $10.7 million in 2002. We received only two monthly CMS payments during the first quarter of 2003 and 2002. On April 1, 2003 and 2002, we received the third monthly payment from CMS, of $30.0 million and $27.4 million, respectively. When the quarters are adjusted to reflect three monthly payments from CMS the cash flow from continuing operations would be $29.3 million in 2003 and $38.1 in 2002. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period to period comparison of our cash flow from continuing operations. The decrease in cash provided by operating activities in 2003 when compared to 2002 is primarily related to the increase in the military accounts receivable balance from December 31, 2002 to March 31, 2003 and an increase in the medical claims payable balance from December 31, 2001 to March 31, 2002.

SMHS receives monthly cash payments equivalent to one-twelfth of its annual contractual price with the DoD. SMHS accrues health care revenue on a monthly basis for any monies owed above its monthly cash receipt based on the number of at-risk eligible beneficiaries and the level of military direct care system utilization. The contractual bid price adjustment, or BPA, process serves to adjust the DoD's monthly payments to SMHS because the payments are based in part on 1996 DoD estimates for beneficiary population and beneficiary population baseline health care cost, inflation and military direct care system utilization. As actual information becomes available for the above items, quarterly adjustments are made to SMHS' monthly health care payment in addition to lump sum adjustments for past months. In addition, SMHS accrues change order revenue for DoD directed contract changes. As a result of preliminary data accumulated from the BPA process in the last quarter of 2002, SMHS received an upward adjustment in 2003 of approximately $3.3 million to its monthly DoD payments starting January 2003. Our business and cash flows could be adversely affected if the timing or amount of the BPA and change order reimbursements vary significantly from our expectations.

On November 16, 2001, SMHS entered into a securitization arrangement with General Electric Capital Corporation. The arrangement provides for the assignment of SMHS' Federal Government accounts receivable to SMHS Funding. SMHS Funding is a special purpose limited liability company owned by SMHS and was formed for the purpose of purchasing all receivables of SMHS. This entity is fully consolidated into SMHS. SMHS Funding may assign an undivided interest in certain of the receivables to a subsidiary of General Electric Capital Corporation in the event that additional financing by SMHS is warranted. This securitization arrangement has not been utilized and we do not anticipate utilizing it in 2003.

In the event SMHS wins the competitive procurement for the North Region T-Nex contract, SMHS has received a commitment from General Electric Capital Corporation to provide a $200.0 million senior secured revolving credit facility to support SMHS' additional working capital needs and to refinance its existing securitization agreement.

For continuing operations, cash provided by investing activities during 2003 was $42.3 million, compared to a cash use of $10.3 million in 2002. The 2003 amount included $5.7 million in net capital expenditures compared to $2.8 million in 2002. The net change in investments for the period was a decrease in investments of $48.0 million for 2003, as investments matured and were converted to cash and an increase in investments of $7.5 million for 2002.

For continuing operations, cash provided by financing activities during 2003 was $24.1 million, compared to $6.8 million in 2002. The 2003 amount included net payments of $60.0 million on the revolving credit facility, compared to net proceeds of $6.0 million in 2002. In addition, in 2003 we received $115.0 million in proceeds from the sale of our senior convertible debentures. These proceeds were offset by debt issue costs of $4.9 million. Proceeds from the issuance of stock in connection with stock plans were $1.6 million in 2003, compared to $1.4 million in 2002. We used cash of $27.6 million to purchase treasury stock during the first quarter of 2003.

Discontinued operations provided cash of $1.2 million in 2003, compared to a use of cash of $22.7 million in 2002. Cash used in 2002 was primarily for the run out of claims and other legal and restitution related items. Based on the current estimated Texas HMO healthcare run-out costs and recorded reserves, we believe we have adequate funds available and the ability to invest, should we be required to do so, adequate funds in Texas to meet the anticipated obligations for our members' claims.

Sierra Debentures

In March 2003, the Company issued and sold $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year, commencing September 15, 2003. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc. common stock prior to March 15, 2023 if (1) the sale price of the Company's common stock issuable upon conversion of the debentures reaches a specified threshold; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The debentures were sold to Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc., and U.S. Bancorp Piper Jaffray, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act, and were offered and resold to "qualified institutional buyers" under Rule 144A of the Securities Act. The Company intends to file a registration statement under the Securities Act to permit registered resales of the debentures and the common stock into which the debentures are convertible.

The aggregate offering price of the debentures was $115.0 million, 100% of the principal amount thereof. The purchase price paid to the Company by the initial purchasers was the initial offering price less a discount of $3.5 million, 3.0% of the principal amount of the debentures. The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the existing credit facility and to contribute $35.0 million to SMHS in furtherance of its bid for the TRICARE Next Generation contract. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds will be used for working capital and general corporate purposes including additional share repurchases.

New Credit Facility

On March 3, 2003, we entered into a new $65.0 million revolving credit facility which replaces the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. We have not yet utilized this facility.

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

The new revolving credit facility has covenants that limit or restrict our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restricts certain corporate activities. In addition, we will be required to comply with specified financial ratios as set forth in the new credit agreement.

CII Financial Senior Debentures

At September 30, 2000, CII Financial, Inc., or CII Financial, currently part of our discontinued operations, had approximately $47.1 million of subordinated debentures that were due on September 15, 2001. These subordinated debentures were neither assumed nor guaranteed by Sierra and were subordinated to Sierra's credit facility debt. In December 2000, CII Financial commenced an offer to exchange the subordinated debentures for cash and/or new debentures. On May 7, 2001, CII Financial closed its exchange offer on $42.1 million of its outstanding subordinated debentures. CII Financial purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued $15.0 million in new 9½% senior debentures, due September 15, 2004, in exchange for $15.0 million in subordinated debentures. The transaction was accounted for as a restructuring of debt; therefore all future cash payments, including interest, related to the debentures will be reductions of the carrying amount of the debentures and no future interest expense will be recognized. Accordingly, at March 31, 2003, the 9½% senior debentures have a carrying amount of $16.0 million, which is net of $1.1 million in 9½% senior debentures held by Sierra and eliminated upon consolidation. The $16.0 million consists of principal amount of $13.9 million and $2.1 million in future accrued interest.

To facilitate the exchange offer, Sierra lent CII Financial $17.0 million, of which $7.5 million was borrowed from California Indemnity Insurance Company, a wholly-owned subsidiary of CII Financial. In addition, California Indemnity received approval from the California Department of Insurance to pay a dividend of $5.0 million to CII Financial. In September 2001, California Indemnity received approval from the California Department of Insurance to pay an additional $5.0 million dividend to CII Financial, which was used to pay the remaining subordinated debentures that matured on September 15, 2001.

The 9½% senior debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. The 9½% senior debentures rank senior to outstanding notes payable from CII Financial to Sierra and CII Financial's guarantee of Sierra's revolving credit facility. The 9½% senior debentures may be redeemed by CII Financial at any time at a current premium of 102.5% and declining to 100% for redemptions after April 1, 2004. In the event of a change in control of CII Financial, the holders of the 9½% senior debentures may require that CII Financial repurchase them at the then applicable redemption price, plus accrued and unpaid interest.

On May 5, 2003, CII Financial, part of our discontinued operations, issued a notice to holders of its senior debentures of its intent to redeem all outstanding senior debentures on June 3, 2003. The senior debentures will be redeemed at the applicable premium of 102.5% along with all outstanding accrued interest. CII Financial anticipates a gain of $1.4 million on this transaction as a result of the elimination of accrued future interest payments. CII Financial intends to borrow the majority of the funds for this transaction from Sierra and/or one of its unregulated subsidiaries.

CII Financial is a holding company and its only significant asset is its investment in California Indemnity. Of the $63.9 million in cash and cash equivalents it held at March 31, 2003, approximately $63.0 million was designated for use only by the regulated insurance companies. CII Financial has limited sources of cash and is dependent upon dividends paid by California Indemnity. California Indemnity may pay a dividend without the prior approval of the state insurance commissioner only to the extent that the cumulative amount of dividends or distributions paid or proposed to be paid in any year does not exceed the amount shown as unassigned funds (reduced by any unrealized gains or losses included in any such amount) on its statutory statement as of the previous December 31. In 2003, California Indemnity cannot pay dividends without the prior approval of the state insurance commissioner. In 2002, California Indemnity paid a total of $1.5 million in dividends. We are not in a position to assess the likelihood of obtaining future approval for the payment of dividends other than those specifically allowed by law in each of our subsidiaries' state of domicile.

Sierra Share Repurchase Program

The Company's Board of Directors has authorized a program for the repurchase of up to 2.6 million shares of the Company's common stock. During the first quarter of 2003, the Company repurchased a total of 2.2 million shares for $27.6 million. Subsequent to the end of the first quarter and through May 8, 2003, the Company has purchased the remaining 400,000 shares authorized under the share repurchase program for $6.7 million.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $32.7 million at March 31, 2003. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the Kaiser-Texas acquisition, Texas Health Choice, L.C., or TXHC, entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million, on a statutory basis, until certain income levels were achieved. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain deposits and net worth of at least $3.5 million. Subsequent to March 31, 2003, the Texas Department of Insurance approved a reduction in the deposit requirement by $2.0 million. We believe we are in material compliance with our regulatory requirements.

Of the $176.6 million in cash and cash equivalents held at March 31, 2003, including discontinued operations, $63.9 million was held by discontinued operations, and of the remainder, $51.6 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at March 31, 2003. The amounts below represent the entire payment, principal and interest, on our outstanding obligations.

                                            Long-Term   Capital   Operating
                                              Debt      Leases     Leases      Total
                                            ---------  ---------  ---------  ---------
                                                           (In thousands)
Continuing Operations
------------------------
Payments due within 12 months............. $   3,015  $     121  $  17,141  $  20,277
Payments due in 13 to 36 months...........     5,246         90     34,902     40,238
Payments due in 37 to 60 months...........     5,246         61     33,217     38,524
Payments due in more than 60 months.......   153,815        146    119,322    273,283
                                            ---------  ---------  ---------  ---------
     Total Continuing Operations.......... $ 167,322  $     418  $ 204,582  $ 372,322
                                            =========  =========  =========  =========
Discontinued Operations
------------------------
Payments due within 12 months............. $   3,954  $     235  $     814  $   5,003
Payments due in 13 to 36 months...........    19,600         --      1,039     20,639
Payments due in 37 to 60 months...........     6,731         --        916      7,647
Payments due in more than 60 months.......        --         --        541        541
                                            ---------  ---------  ---------  ---------
     Total Discontinued Operations........ $  30,285  $     235  $   3,310  $  33,830
                                            =========  =========  =========  =========

Included in long-term debt payments for continuing operations are the senior convertible debentures of $115.0 million along with the associated interest payments. The debentures are due March 2023. Included in long-term debt payments for discontinued operations is a mortgage loan secured by certain underlying real estate assets of the discontinued operations of $14.3 million and the CII Financial 9½% senior debentures of $16.0 million. We are actively seeking a buyer for the real estate assets and anticipate selling them by the end of 2003. As the assets are sold, we are required to make reductions on the mortgage note and completely satisfy the obligation once all of the assets have been sold. We intend to pay off the $16.0 million CII Financial 9½% senior debentures in the second quarter of 2003.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", or FIN 45. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", of SFAS No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

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

We have a $25.0 million interest-rate swap agreement, which expires on September 30, 2003, that allows us to mitigate the risk of interest rate fluctuation on our credit facility. The original intent of the agreement was to keep our interest rate on $25.0 million of the credit facility relatively fixed. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," we reported the interest-rate swap agreement at its fair value as of March 31, 2003. The fair value indicated that we would need to pay $450,000 to terminate the swap agreement. If the LIBOR rate were to decrease by 1%, we estimate our maximum increase in additional expense associated with the swap for 2003 to be approximately $25,000.

In the second quarter of 1997, our Board of Directors authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of Directors authorized an additional $2.5 million loan from us to our CEO. In the second quarter of 2001, our Board of Directors approved a loan amendment which extended the maturity of the principal balance along with accrued interest to December 31, 2003. During 2002 and 2001, our CEO made payments of $1.0 million and $898,000, respectively. As of March 31, 2003, the aggregate principal balance outstanding and accrued interest for both instruments was $4.3 million. All amounts borrowed bear interest at a rate equal to the Company's current borrowing rate under its revolving credit facility plus 10 basis points. The amounts outstanding are collateralized by certain of the CEO's assets and rights to compensation from us.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in our 2002 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

The following table presents our membership as of March 31, 2003 and 2002:

                                              Number of Members at March 31,
                                              -----------------------------
                                                  2003            2002
                                              -------------  --------------
Continuing Operations:
---------------------
HMO
  Commercial................................       189,000         187,000
  Medicare..................................        48,800          45,400
  Medicaid..................................        37,400          27,300
Managed Indemnity...........................        27,300          29,500
Medicare Supplement.........................        18,900          21,500
Administrative Services (1).................       193,400         225,200
TRICARE Eligibles...........................       672,200         639,200
                                              -------------  --------------
Total Members, Continuing Operations........     1,187,000       1,175,100
                                              =============  ==============
Discontinued Texas Operations:
-----------------------------
HMO
  Commercial................................            --           1,700
                                              =============  ==============

(1)   Restated to exclude the workers' compensation ASO membership which was 93,000 at March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we had unrealized holding gains on available for sale investments of $2.1 million compared to $1.4 million at December 31, 2002. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

As of March 31, 2003, we had $115.0 million in aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023, and $13.9 million principal amount of CII Financial 9½% senior debentures due September 15, 2004, outstanding. The outstanding debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our new revolving credit facility is initially LIBOR plus 2.25%; we have not yet utilized this facility.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2003, the Company issued and sold $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year, commencing September 15, 2003. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc. common stock prior to March 15, 2023 if (1) the sale price of the Company's common stock issuable upon conversion of the debentures reaches a specified threshold; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The debentures were sold to Banc of America Securities LLC, Credit Lyonnais Securities (USA) Inc., and U.S. Bancorp Piper Jaffray, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act, and were offered and resold to "qualified institutional buyers" under Rule 144A of the Securities Act. The Company intends to file a registration statement under the Securities Act to permit registered resales of the debentures and the common stock into which the debentures are convertible.

The aggregate offering price of the debentures was $115.0 million, 100% of the principal amount thereof. The purchase price paid to the Company by the initial purchasers was the initial offering price less a discount of $3.5 million, 3.0% of the principal amount of the debentures. The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the existing credit facility and to contribute $35.0 million to SMHS in furtherance of its bid for the TRICARE Next Generation contract. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds will be used for working capital and general corporate purposes including additional share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1)	Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated April 8, 2003.
(10.2)	Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated April 8, 2003.
(99.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated May 9, 2003.
(99.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated May 9, 2003.

(b) Reports on Form 8-K

Current Report on Form 8-K, dated January 30, 2003, with the Securities and Exchange Commission announcing the Company's participation in the USB Warburg Global Healthcare Services Conference in New York City.

Current Report on Form 8-K, dated February 19, 2003, with the Securities and Exchange Commission reporting prior period results in accordance with SFAS No. 144.

Current Report on Form 8-K, dated February 20, 2003, with the Securities and Exchange Commission raising earnings estimates from continuing operations for 2003.

Current Report on Form 8-K, dated February 25, 2003, with the Securities and Exchange Commission announcing a proposed offering of $100 million, with an option for up to an additional $15 million, of senior convertible debentures.

Current Report on Form 8-K, dated February 25, 2003, with the Securities and Exchange Commission announcing commitments for a new $65 million credit facility.

Current Report on Form 8-K, dated February 25, 2003, with the Securities and Exchange Commission announcing an increase the share repurchase program.

Current Report on Form 8-K, dated February 26, 2003, with the Securities and Exchange Commission announcing the pricing of $100 million aggregate principal amount of 2 ¼% senior convertible debentures and the granting to the initial purchasers of an option to purchase up to an additional $15 million aggregate principal amount of debentures.

Current Report on Form 8-K, dated February 28, 2003, with the Securities and Exchange Commission announcing the Company's participation in the Lehman Brothers Healthcare Conference in Miami Beach, Florida.

Current Report on Form 8-K, dated March 14, 2003, with the Securities and Exchange Commission announcing that the Company had completed its offering of $115 million aggregate principal amount of its 2 ¼% senior convertible debentures due 2023.

Current Report on Form 8-K, dated March 25, 2003, with the Securities and Exchange Commission announcing the Company's participation in the Banc of America Securities Healthcare Conference in Las Vegas, Nevada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 9, 2003

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

Date: May 9, 2003	/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D. Chief Executive Officer

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

Date: May 9, 2003	/s/ Paul H. Palmer Paul H. Palmer Chief Financial Officer