Form 10-Q
period 2003-06-30
SIERRA HEALTH SERVICES INC
filed 2003-08-14
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      As of August 1, 2003, there were 28,707,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                                      June 30,   December 31,
                                                                        2003        2002
                                                                     ----------  ----------
                              ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents..................................... $   78,805  $   45,778
     Investments...................................................    146,616     182,452
     Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2003 - $8,152; 2002 - $10,626)..................     10,529      11,232
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2003 and 2002 - $100)...........................     75,765      47,126
     Current Portion of Deferred Tax Asset.........................     36,868      50,402
     Prepaid Expenses and Other Current Assets.....................     28,755      18,380
     Assets of Discontinued Operations.............................    562,264     565,058
                                                                     ----------  ----------
         Total Current Assets......................................    939,602     920,428

PROPERTY AND EQUIPMENT, NET........................................     62,275      64,868
RESTRICTED CASH AND INVESTMENTS....................................     17,635      17,557
GOODWILL...........................................................     14,782      14,782
DEFERRED TAX ASSET (Less Current Portion)..........................     20,236      14,947
OTHER ASSETS.......................................................     43,853      33,384
                                                                     ----------  ----------
TOTAL ASSETS....................................................... $1,098,383  $1,065,966
                                                                     ==========  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued Liabilities........................................... $   56,859  $   50,349
     Trade Accounts Payable........................................     24,913      29,249
     Accrued Payroll and Taxes.....................................     23,704      13,660
     Medical Claims Payable........................................    103,943      98,031
     Unearned Premium Revenue......................................     12,882      40,758
     Military Health Care Payable..................................     74,276      65,223
     Current Portion of Long-Term Debt.............................        140         186
     Liabilities of Discontinued Operations........................    468,772     500,720
                                                                     ----------  ----------
         Total Current Liabilities.................................    765,489     798,176

LONG-TERM DEBT (Less Current Portion)..............................    115,296      60,710
OTHER LIABILITIES..................................................     51,266      50,515
                                                                     ----------  ----------
TOTAL LIABILITIES..................................................    932,051     909,401
                                                                     ----------  ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       2003 - 31,557; 2002 - 30,953 Shares Issued..................        158         155
  Treasury Stock: 2003 - 3,598; 2002 - 1,163 Common Stock Shares...    (49,120)    (17,148)
  Additional Paid-in Capital.......................................    203,447     196,711
  Deferred Compensation............................................       (180)       (473)
  Accumulated Other Comprehensive Gain.............................        552         381
  Retained Earnings (Accumulated Deficit)..........................     11,475     (23,061)
                                                                     ----------  ----------
TOTAL STOCKHOLDERS' EQUITY.........................................    166,332     156,565
                                                                     ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................... $1,098,383  $1,065,966
                                                                     ==========  ==========

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------     ---------------------------
                                                    2003          2002              2003          2002
OPERATING REVENUES:                             ------------  -------------     ------------  -------------
   Medical Premiums.......................... $     239,142  $     211,408     $    474,222  $     418,052
   Military Contract Revenues................       115,431         93,740          219,844        179,194
   Professional Fees.........................         9,715          7,704           18,419         15,226
   Investment and Other Revenues.............         5,917          4,116            9,990          8,244
                                                ------------  -------------     ------------  -------------
         Total...............................       370,205        316,968          722,475        620,716
                                                ------------  -------------     ------------  -------------
OPERATING EXPENSES:
   Medical Expenses..........................       189,775        176,112          380,761        351,444
   Military Contract Expenses................       113,347         89,862          215,143        172,216
   General and Administrative Expenses.......        33,787         33,186           68,000         65,735
                                                ------------  -------------     ------------  -------------
         Total...............................       336,909        299,160          663,904        589,395
                                                ------------  -------------     ------------  -------------

OPERATING INCOME FROM CONTINUING OPERATIONS..        33,296         17,808           58,571         31,321
Interest Expense.............................        (1,530)        (1,902)          (3,150)        (4,834)
Other Income (Expense), Net..................          (332)          (126)            (343)          (106)
                                                ------------  -------------     ------------  -------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.......................        31,434         15,780           55,078         26,381
PROVISION FOR INCOME TAXES...................       (10,924)        (5,237)         (19,140)        (8,696)
                                                ------------  -------------     ------------  -------------
INCOME FROM CONTINUING OPERATIONS............        20,510         10,543           35,938         17,685
(LOSS) INCOME FROM DISCONTINUED
   OPERATIONS (net of income tax
   benefit (provision) of $987,
   ($64), $1,322 and ($323)), respectively...          (245)           (20)            (651)           219
                                                ------------  -------------     ------------  -------------
NET INCOME .................................. $      20,265  $      10,523     $     35,287  $      17,904
                                                ============  =============     ============  =============
EARNINGS PER COMMON SHARE:
Income from Continuing Operations............ $        0.75  $        0.37     $       1.27  $        0.63
(Loss) Income from Discontinued Operations...         (0.01)            --            (0.02)          0.01
                                                ------------  -------------     ------------  -------------
   Net Income ............................... $        0.74  $        0.37     $       1.25  $        0.64
                                                ============  =============     ============  =============
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
Income from Continuing Operations............ $        0.68  $        0.34     $       1.18  $        0.58
(Loss) Income from Discontinued Operations...         (0.01)            --            (0.02)          0.01
                                                ------------  -------------     ------------  -------------
   Net Income ............................... $        0.67  $        0.34     $       1.16  $        0.59
                                                ============  =============     ============  =============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended June 30,
                                                                      ----------------------------
                                                                          2003           2002
                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................... $      35,287  $      17,904
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Loss (Income) from Discontinued Operations................           651           (219)
          Depreciation and Amortization.............................         7,715          9,662
          Deferred Compensation Expense.............................           293            292
          Provision for Doubtful Accounts...........................         1,201          1,192
          Loss on Disposal of Assets................................           789            130
   Changes in Assets and Liabilities:
          Other Assets .............................................        (5,335)        (4,086)
          Deferred Tax Asset........................................        12,156         24,499
          Other Liabilities.........................................         7,902         (4,449)
          Other Current Assets......................................       (10,872)         2,841
          Military Accounts Receivable..............................       (28,639)        (3,209)
          Military Health Care Payable..............................         9,053          3,746
          Medical Claims Payable....................................         5,912         13,797
          Accrued Payroll and Taxes.................................        10,044         10,326
          Unearned Premium Revenue..................................       (27,876)       (26,678)
                                                                      -------------  -------------
       Net Cash Provided by Operating Activities
          of Continuing Operations..................................        18,281         45,748
                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions........................        (9,586)        (3,797)
   Change in Investments............................................        34,687        (29,483)
                                                                      -------------  -------------
       Net Cash Provided by (Used for) Investing Activities of
          Continuing Operations.....................................        25,101        (33,280)
                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Convertible Debentures......................       115,000             --
   Proceeds from  Sale-Leaseback....................................            --          1,769
   Debt Issue Costs.................................................        (5,137)            --
   Payments on Debt and Capital Leases..............................       (60,460)       (29,988)
   Purchase of Treasury Stock.......................................       (34,267)            --
   Issuance of Stock in Connection with Stock Plans.................         4,294          3,384
                                                                      -------------  -------------
       Net Cash Provided by (Used for) Financing Activities of
          Continuing Operations.....................................        19,430        (24,835)
                                                                      -------------  -------------

NET CASH USED FOR DISCONTINUED OPERATIONS...........................       (29,785)       (26,595)
                                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................        33,027        (38,962)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................        45,778        107,114
                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................... $      78,805  $      68,152
                                                                      =============  =============

Supplemental Condensed Consolidated Continuing Operations
  Statements of Cash Flows Information:
---------------------------------------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized)...................................... $      (1,125) $      (3,800)
Net Cash (Paid) Received During the Period for Income Taxes.........       (10,378)        13,104
Non-cash Investing and Financing Activities:
   Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations ...................................            --         58,053

See accompanying notes to condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements and the Company's annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2002 have been reclassified to conform with the current year presentation.

2. EMPLOYEE STOCK PLANS

In December 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The Company has continued to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans.

The following schedule reflects the pro forma impact on net income and earnings per common share for the accounting of stock option grants and the Company's employee stock purchase plan using SFAS No. 123, which would result in the recognition of compensation expense for the fair value of stock option grants and the employee stock purchase plan as computed using the Black- Scholes option-pricing model.

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                     --------------------------     --------------------------
                                                         2003          2002             2003          2002
                                                     ------------  ------------     ------------  ------------
  (In thousands, except per share data)

Net income, as reported............................ $     20,265  $     10,523     $     35,287  $     17,904
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all  awards, net of tax.............       (2,319)       (1,359)          (3,417)       (2,508)
                                                     ------------  ------------     ------------  ------------
Pro forma net income .............................. $     17,946  $      9,164     $     31,870  $     15,396
                                                     ============  ============     ============  ============

Net income per share, as reported.................. $       0.74  $       0.37     $       1.25  $       0.64
Pro forma net income, per share ...................         0.65          0.32             1.13          0.55

Net income per share
   assuming dilution, as reported.................. $       0.67  $       0.34     $       1.16  $       0.59
Pro forma net income, per share ...................         0.60          0.30             1.05          0.50

3. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

The table below presents a summary of asset impairment, restructuring, reorganization and other cost activity for the periods indicated that were included in general and administrative expenses. Discontinued operations are excluded from this presentation.

                                              Other
                                           ------------
  (In thousands)
Balance, January 1, 2002................. $      4,447
Charges recorded.........................           --
Cash used................................           --
Non-cash activity........................         (500)
Changes in estimate......................           --
                                           ------------
Balance, December 31, 2002...............        3,947
Charges recorded.........................           --
Cash used................................           --
Non-cash activity........................           --
Changes in estimate......................           --
                                           ------------
Balance, June 30, 2003................... $      3,947
                                           ============

The remaining other costs of $3.9 million are related to legal claims. Management believes that the remaining reserves, as of June 30, 2003, are appropriate and that no revisions to the estimates are necessary at this time.

4. LONG-TERM DEBT

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi- annually on March 15 and September 15 of each year, commencing September 15, 2003. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc. common stock prior to March 15, 2023 if (1) the sale price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock on such last trading day; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the then existing credit facility and to contribute $35.0 million to Sierra Military Health Services, Inc. ("SMHS"), in furtherance of its bid for the TRICARE Next Generation contract. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds were used for working capital and general corporate purposes including additional share repurchases.

New Credit Facility - On March 3, 2003, the Company entered into a new $65.0 million revolving credit facility which replaced the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. The Company has not yet utilized this facility.

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

The new revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restricts certain corporate activities. In addition, the Company is required to comply with specified financial ratios as set forth in the new credit agreement. The Company believes it is in compliance with all covenants of the new credit agreement.

5. SHARE REPURCHASE PROGRAM

The Company's Board of Directors authorized a program for the repurchase of up to 4.6 million shares of the Company's common stock. Through June 30, 2003, the Company has repurchased a total of 2.6 million shares for $34.3 million.

6. TEXAS DISCONTINUED OPERATIONS

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid- October. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), effective January 1, 2001. In accordance with SFAS No. 144, the Company's Texas HMO health care operations were reclassified as discontinued operations.

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

                                                              June 30,        December 31,
                                                                2003              2002
                                                          ----------------  ----------------
  (In thousands)
ASSETS
 Cash and Cash Equivalents............................ $              199  $             --
 Investments..........................................              4,167             4,263
 Other Assets.........................................                115               916
 Property and Equipment, Net..........................             12,022            11,967
                                                          ----------------  ----------------
ASSETS OF DISCONTINUED OPERATIONS.....................             16,503            17,146
                                                          ----------------  ----------------
LIABILITIES
 Accounts Payable and Other Liabilities...............              4,600             9,059
 Medical Claims Payable...............................                395             1,754
 Mortgage Loan........................................                 --            14,961
                                                          ----------------  ----------------
LIABILITIES OF DISCONTINUED OPERATIONS................              4,995            25,774
                                                          ----------------  ----------------
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS... $           11,508  $         (8,628)
                                                          ================  ================

The assets and liabilities above do not include an intercompany liability of $55.6 million from Texas Health Choice, L.C., ("TXHC") to Sierra at June 30, 2003. The liability is partially secured by certain of the TXHC land and buildings and has been eliminated upon consolidation.

Property and equipment consists mainly of real estate properties located in the Dallas/Fort Worth metroplex areas. TXHC acquired these properties from Kaiser Foundation Health Plan of Texas ("Kaiser- Texas"), for $44.0 million as part of the acquisition of certain assets of Kaiser-Texas in October 1998. In June 2000, as part of its restructuring and reorganization of the Texas HMO health care operations, the Company announced its intention to sell these properties. The real estate was written down to its estimated fair value and the Company took an asset impairment charge of $27.0 million. The real estate was encumbered by a mortgage loan payable to Kaiser- Texas, which was guaranteed by Sierra. In December 2001, the mortgage loan was restructured and Kaiser-Texas forgave $8.5 million of the outstanding principal balance of the mortgage loan and extended the maturity from November 1, 2003 to November 1, 2006. In accordance with accounting principles generally accepted in the United States of America, the carrying amount of the mortgage loan was equal to the total future cash payments (interest and principal).

During the third and fourth quarters of 2002, TXHC sold four of the eight real estate properties and a parcel of land. As required under the terms of the mortgage loan agreement, pre-determined minimum amounts of the mortgage note are required to be paid as each piece of real estate is sold. Accordingly, total payments of $11.3 million were made to Kaiser-Texas on the mortgage loan. Since the principal payments resulted in a reduction of future interest, future accrued interest was reduced and a gain, net of tax, of $1.9 million was recorded. During the second quarter of 2003, the remaining mortgage loan was paid off, resulting in a gain, net of tax, of $1.3 million.

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------    -------------------------
                                                          2003          2002             2003         2002
                                                      ------------  -------------    ------------  -----------
  (In thousands)
Operating Revenues.................................. $         35  $         265    $         71  $     3,753
                                                      ------------  -------------    ------------  -----------

 Medical Expenses...................................          (72)        (5,845)         (1,451)      (3,810)
 General and Administrative Expenses, Net...........        1,234          6,592            (400)       8,647
 Interest Expense and Other, Net
   (including rental income)........................       (2,418)          (482)         (2,657)      (1,084)
                                                      ------------  -------------    ------------  -----------
 Total Expenses, Net................................       (1,256)           265          (4,508)       3,753
                                                      ------------  -------------    ------------  -----------
 Income from Discontinued Operations Before Taxes...        1,291             --           4,579           --
 Income Tax Provision...............................         (450)            --          (1,600)          --
                                                      ------------  -------------    ------------  -----------
 Net Income from Discontinued Operations............ $        841  $          --    $      2,979  $        --
                                                      ============  =============    ============  ===========

The operating revenues of $35,000 and $71,000 for the three and six months ended June 30, 2003, respectively, are all related to investment income compared to investment income of $38,000 and $79,000 for the three and six months ended June 30, 2002, respectively. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

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

The Company has continually evaluated its remaining liabilities and made adjustments as appropriate. During the second quarter of 2002, the medical claims run out had been favorable compared with the Company's original projection and the legal and other costs were estimated to be higher than originally anticipated. As a result, during the second quarter, the Company reduced its medical claims payable and medical expenses by $5.0 million and increased its estimate of legal, restitution and other exit related costs by $5.0 million.

During the third and fourth quarters of 2002, the Company had favorable development in both medical claims and legal, restitution and other exit related costs. As a result, the Company reduced its estimate for medical claims payable by $4.8 million and for legal, restitution and other exit related costs by $4.2 million.

In the first quarter of 2003, the Company made a further adjustment due to continued favorable development. The Company's estimate for medical claims payable was reduced by $1.4 million and legal, restitution and other exit related costs and related accruals were reduced by $1.9 million. Included in the $1.9 million reduction is $1.2 million that had been originally recorded as a charge in the third quarter of 2001 and is presented in the table below. In the second quarter of 2003, the Company determined that it needed to increase its legal and restitution accruals by approximately $500,000.

The table below presents a summary of current activity of the discontinued Texas HMO health care operations' charge recorded in the third quarter of 2001.

                                 Restructuring     Premium
                                      and        Deficiency
                                 Reorganization  Maintenance    Total
                                 --------------  -----------  ---------
  (In thousands)
Balance, January 1, 2002....... $        4,294  $       570  $   4,864
Charges recorded...............             --           --         --
Cash used......................         (2,490)        (570)    (3,060)
Non-cash activity..............         (4,222)          --     (4,222)
Changes in estimate............          5,000           --      5,000
                                 --------------  -----------  ---------
Balance, December 31, 2002.....          2,582           --      2,582
Charges recorded...............             --           --         --
Cash used......................             --           --         --
Non-cash activity..............           (523)          --       (523)
Changes in estimate............         (1,150)          --     (1,150)
                                 --------------  -----------  ---------
Balance, June 30, 2003......... $          909  $        --  $     909
                                 ==============  ===========  =========

The remaining restructuring and reorganization costs of $909,000 are primarily due to legal and related costs and various lease and other exit related costs. Management believes that the remaining reserves, as of June 30, 2003, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations.

7. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives to sell its workers' compensation company, CII Financial, Inc., ("CII"). Sierra's Board of Directors approved the plan to sell the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 10 for a discussion of the recast segment presentation.

The following are the unaudited assets and liabilities of the discontinued operations of CII:

                                                         June 30,        December 31,
                                                           2003              2002
                                                     ----------------  ----------------
  (In thousands)
ASSETS
Cash and Cash Equivalents.......................... $         49,166  $         23,060
Investments........................................          271,743           287,242
Reinsurance Recoverable............................          181,467           189,409
Property and Equipment, Net........................            1,578             2,167
Other Assets.......................................           41,807            46,034
                                                     ----------------  ----------------
TOTAL ASSETS.......................................          545,761           547,912
                                                     ----------------  ----------------

LIABILITIES
Accounts Payable and Other Accrued Expenses........           32,691            30,989
Senior Debentures..................................               --            16,765
Reserve for Loss and Loss Adjustment Expenses......          431,086           427,192
                                                     ----------------  ----------------
TOTAL LIABILITIES..................................          463,777           474,946
                                                     ----------------  ----------------
NET ASSETS OF DISCONTINUED OPERATIONS.............. $         81,984  $         72,966
                                                     ================  ================

All intercompany notes receivable/payable have been eliminated upon consolidation.

The following are the unaudited condensed statements of operations of the discontinued operations of CII:

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                              ------------------------------    ------------------------------
                                                   2003            2002              2003            2002
                                              --------------  --------------    --------------  --------------
  (In thousands)
OPERATING REVENUES:
Specialty Product Revenues.................. $       35,233  $       43,732    $       72,044  $       85,311
Investment and Other Revenues...............          2,820           3,263             7,300           6,511
                                              --------------  --------------    --------------  --------------
    Total Revenues..........................         38,053          46,995            79,344          91,822
                                              --------------  --------------    --------------  --------------

OPERATING EXPENSES:
Specialty Product Expenses..................         41,362          47,026            86,747          91,390
Interest Expense and Other
  (Income) Expense, Net.....................           (786)            (75)             (851)           (110)
                                              --------------  --------------    --------------  --------------
    Total Operating Expenses................         40,576          46,951            85,896          91,280
                                              --------------  --------------    --------------  --------------

(Loss) Income from Discontinued
   Operations Before Income Tax ............         (2,523)             44            (6,552)            542

Income Tax Benefit (Provision)..............          1,437             (64)            2,922            (323)
                                              --------------  --------------    --------------  --------------
Net (Loss) Income from Discontinued
   Operations............................... $       (1,086) $          (20)   $       (3,630) $          219
                                              ==============  ==============    ==============  ==============

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

In the second quarter of 2003, CII recorded an additional valuation adjustment of $4.0 million, $2.6 million after tax, to further reduce the operations to its estimated net realizable value upon disposition based on the most recent information available. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other adjustments.

During the six months ended June 30, 2003 and 2002, the Company experienced net adverse loss development on prior years of $9.4 million and $5.3 million, respectively. The net adverse loss development recorded was largely attributable to higher costs per claim, or claim severity, in California. Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity include rising average temporary disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical control of a claimant's treatment.

Long-Term Debt - Senior Debentures. At September 30, 2000, CII had approximately $47.1 million of subordinated debentures outstanding that were due on September 15, 2001. These subordinated debentures were neither assumed nor guaranteed by Sierra and were subordinated to Sierra's credit facility debt. In December 2000, CII commenced an offer to exchange the subordinated debentures for cash and/or new debentures. On May 7, 2001, CII closed its exchange offer on $42.1 million of its outstanding subordinated debentures. CII purchased $27.1 million in principal amount of subordinated debentures for $20.0 million in cash and issued $15.0 million in new 9½% senior debentures, due September 15, 2004, in exchange for $15.0 million in subordinated debentures. The remaining $5.0 million in subordinated debentures were paid at maturity.

The transaction was accounted for as a restructuring of debt; therefore, all subsequent cash payments, including interest, related to the debentures were reductions of the carrying amount of the debentures and no additional interest expense was recognized.

On June 3, 2003, CII called the outstanding 9½% senior debentures and redeemed them at the applicable premium of 102.5% along with all outstanding accrued interest. The transaction resulted in a pre-tax gain of $1.4 million.

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

In connection with the redemption of the outstanding 9½% senior debentures on June 3, 2003, CII entered into a promissory note payable to another unregulated subsidiary of Sierra aggregating $15.6 million. The loan bears interest at 7.5%, which is due semi-annually on March 15 and September 15 of each year, commencing September 15, 2003. The note is payable on demand after September 15, 2004. All intercompany notes receivable/payable have been eliminated upon consolidation.

8. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2003           2002             2003           2002
                                               -------------  -------------    -------------  -------------
  (In thousands, except per share data)

Income from continuing operations............ $      20,510  $      10,543    $      35,938  $      17,685
(Loss) income from discontinued operations...          (245)           (20)            (651)           219
                                               -------------  -------------    -------------  -------------
Net income................................... $      20,265  $      10,523    $      35,287  $      17,904
                                               =============  =============    =============  =============
Earnings per common share:
Income from continuing operations............ $        0.75  $        0.37    $        1.27  $        0.63
(Loss) income from discontinued operations...         (0.01)            --            (0.02)          0.01
                                               -------------  -------------    -------------  -------------
Net income................................... $        0.74  $        0.37    $        1.25  $        0.64
                                               =============  =============    =============  =============
Earnings per common share assuming dilution:
Income from continuing operations............ $        0.68  $        0.34    $        1.18  $        0.58
(Loss) income from discontinued operations...         (0.01)            --            (0.02)          0.01
                                               -------------  -------------    -------------  -------------
Net income................................... $        0.67  $        0.34    $        1.16  $        0.59
                                               =============  =============    =============  =============

Weighted average common shares outstanding...        27,451         28,207           28,185         28,146
Dilutive options outstanding.................         2,299          2,460            2,018          2,150
Restricted Shares outstanding................           244            232              244            233
Weighted average common shares outstanding     -------------  -------------    -------------  -------------
   assuming dilution.........................        29,994         30,899           30,447         30,529
                                               =============  =============    =============  =============

Stock options to purchase 259,000 and 305,000 shares for the three months ended June 30, 2003 and 2002, respectively, and 281,000 and 335,000 shares for the six months ended June 30, 2003 and 2002, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per share. Also excluded was the effect of the Company's senior convertible debentures as they were not dilutive. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock, upon certain conditions including the sale price of Sierra's common stock exceeding 120% of the conversion price at specified times. This conversion rate, which is adjustable, initially represents a conversion price of $18.29 per share.

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                   ----------------------------    ----------------------------
                                                       2003           2002             2003           2002
                                                   -------------  -------------    -------------  -------------
  (In thousands)
Net Income ...................................... $      20,265  $      10,523    $      35,287  $      17,904
Change in Unrealized Holding Gain
  on Available-for-Sale Investments, net of tax..          (708)         4,195              (35)         1,112
Change in Minimum Pension Liability, net of tax..           368             --              206             --
                                                   -------------  -------------    -------------  -------------
Comprehensive Income ............................ $      19,925  $      14,718    $      35,458  $      19,016
                                                   =============  =============    =============  =============

10. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Due to the classification of the workers' compensation insurance operations as discontinued operations in 2002, all amounts presented have been recast to conform with the two segment presentation at June 30, 2003.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                Managed      Military
                                                Care and      Health
                                               Corporate     Services
                                               Operations   Operations     Total
                                              ------------  -----------  ----------
  (In thousands)
Three Months Ended June 30, 2003
Medical Premiums............................ $    239,142  $        --  $  239,142
Military Contract Revenues..................           --      115,431     115,431
Professional Fees...........................        9,715           --       9,715
Investment and Other Revenues...............        5,323          594       5,917
                                              ------------  -----------  ----------
   Total Revenue............................ $    254,180  $   116,025  $  370,205
                                              ============  ===========  ==========

Segment Operating Profit.................... $     30,618  $     2,678  $   33,296
Interest Expense............................       (1,446)         (84)     (1,530)
Other Income (Expense), Net.................         (712)         380        (332)
                                              ------------  -----------  ----------
Income from Continuing Operations
   Before Income Taxes...................... $     28,460  $     2,974  $   31,434
                                              ============  ===========  ==========

Three Months Ended June 30, 2002
Medical Premiums............................ $    211,408  $        --  $  211,408
Military Contract Revenues..................           --       93,740      93,740
Professional Fees...........................        7,704           --       7,704
Investment and Other Revenues...............        3,490          626       4,116
                                              ------------  -----------  ----------
   Total Revenue............................ $    222,602  $    94,366  $  316,968
                                              ============  ===========  ==========

Segment Operating Profit.................... $     13,304  $     4,504  $   17,808
Interest Expense............................       (1,850)         (52)     (1,902)
Other Income (Expense), Net.................         (165)          39        (126)
                                              ------------  -----------  ----------
Income from Continuing Operations
   Before Income Taxes...................... $     11,289  $     4,491  $   15,780
                                              ============  ===========  ==========

Six Months Ended June 30, 2003
Medical Premiums............................ $    474,222  $        --  $  474,222
Military Contract Revenues..................           --      219,844     219,844
Professional Fees...........................       18,419           --      18,419
Investment and Other Revenues...............        9,159          831       9,990
                                              ------------  -----------  ----------
   Total Revenue............................ $    501,800  $   220,675  $  722,475
                                              ============  ===========  ==========

Segment Operating Profit.................... $     53,039  $     5,532  $   58,571
Interest Expense............................       (3,020)        (130)     (3,150)
Other Income (Expense), Net.................         (705)         362        (343)
                                              ------------  -----------  ----------
Income from Continuing Operations
   Before Income Taxes...................... $     49,314  $     5,764  $   55,078
                                              ============  ===========  ==========

Six Months Ended June 30, 2002
Medical Premiums............................ $    418,052  $        --  $  418,052
Military Contract Revenues..................           --      179,194     179,194
Professional Fees...........................       15,226           --      15,226
Investment and Other Revenues...............        7,159        1,085       8,244
                                              ------------  -----------  ----------
   Total Revenue............................ $    440,437  $   180,279  $  620,716
                                              ============  ===========  ==========

Segment Operating Profit.................... $     23,258  $     8,063  $   31,321
Interest Expense............................       (4,737)         (97)     (4,834)
Other Income (Expense), Net.................         (188)          82        (106)
                                              ------------  -----------  ----------
Income from Continuing Operations
   Before Income Taxes...................... $     18,333  $     8,048  $   26,381
                                              ============  ===========  ==========

11. INVESTMENTS

Investments consist principally of U.S. Government and its agencies' securities and municipal bonds, as well as corporate and mortgage- backed securities. At June 30, 2003, over 90% of the Company's portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 annual report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2003, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six month periods ended June 30, 2003 and 2002, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in our 2002 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Forward-Looking Statements" and "Risk Factors" under Item 1 of our 2002 annual report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and in disclosing our contingent assets and liabilities. Our most significant accounting estimates are for our premium allowance, the liability for medical claims payable, military contract revenues and expenses, investment impairment, litigation and legal accruals, reserve for losses and loss adjustment expense, or LAE, reinsurance recoverables and deferred tax assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

For a more detailed description of our critical accounting policies and estimates, see Item 7 of our 2002 annual report on Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 annual report on Form 10-K filed on March 24, 2003.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

Total Operating Revenues increased approximately 16.8% to $370.2 million from $317.0 million for 2002.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $27.7 million

  An increase in military contract revenues of $21.7 million

  An increase in professional fees of $2.0 million

  An increase in investment and other revenues of $1.8 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $211.4 million to $239.1 million, an increase of $27.7 million or 13.1%. The $27.7 million increase in premium revenue reflects a 7.6% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 28.9% increase in Medicaid member months and a 3.6% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased on average 10% to 12% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 14%. Managed indemnity rates on renewing groups increased approximately 10%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 2.2% due primarily to an increase in the Social HMO membership as a percentage of our total Medicare membership.

The Centers for Medicare and Medicaid Services, or CMS, has adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. Beginning January 2004, 90% of the per member per month prospective payment for the Social HMO members will be based on the member demographics of the current Social HMO payment methodology and 10% will be based on the risk-adjusted payment methodology used for other Medicare+Choice plans. As a result, we are projecting an increase in our CMS rate of approximately 2.2% for 2004. There is ongoing activity in Congress to extend the Social HMO program beyond 2004; however, there is no guarantee at this time that the Social HMO contract will be renewed beyond 2004. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a materially adverse effect on our business. Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Military Contract Revenues increased from $93.7 million to $115.4 million, an increase of $21.7 million or 23.1%. The increase in revenue is primarily the result of increased eligible beneficiaries resulting from the call up of reservists in Region 1, additional TRICARE change orders and the positive impact of the first year of our contract extension which began June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract. Family members of reservists are eligible for the TRICARE program after 30 days.

Sierra Military Health Services, Inc., or SMHS, completed the last year of a five-year contract in May 2003, and has begun the first year of the contract extension which can be up to four additional years at the government's sole option on a year-to-year basis. The Department of Defense, or DoD, is also currently procuring bids for managed care services under the TRICARE Next Generation contract, or the T-Nex contract, in a combined and larger North Region (covering Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, West Virginia and North Carolina in addition to the areas that make up Region 1 which we currently serve). SMHS submitted its bid to the DoD for the T-Nex contract for the North Region on January 29, 2003, with Sierra as a proposed guarantor. The award decision for this contract is expected to be made in the third quarter of 2003. Once awarded, the new contractor is scheduled to be fully operational in Region 1 by the third quarter of 2004 based on the current timetable set by the DoD, and the new contract would supersede the remainder of the contract extension we have negotiated with the DoD under our current TRICARE Region 1 contract. In March 2003, we contributed $35.0 million of the proceeds from the sale of the Sierra senior convertible debentures to SMHS in furtherance of its bid for the T-Nex contract.

Professional Fees increased from $7.7 million to $9.7 million, an increase of $2.0 million, or 26.1% as a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in related services performed by our other provider subsidiaries.

Investment and Other Revenues increased from $4.1 million to $5.9 million, an increase of $1.8 million or 43.8%. Investment revenues increased due to higher average invested balances, an increase in net gains on the sale of investments, higher than usual gains on our deferred compensation plan assets and an increase in revenues associated with administrative services. Investment and other revenues now include the revenue associated with administrative services, which were previously reported as part of specialty product revenues.

Medical Expenses increased from $176.1 million to $189.8 million, an increase of $13.7 million or 7.8%. The increase is due primarily to our increased membership which is in part offset by a lower medical care ratio. Medical expenses as a percentage of medical premiums and professional fees decreased to 76.3% from 80.4%. The favorable decrease is primarily due to premium yields in excess of cost and utilization increases and was partially offset by malpractice cost increases at our medical provider subsidiary. Our medical claims payable liability requires us to make significant estimates.

We contract with hospitals, physicians and other independently contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses of $26.6 million and $23.0 million or 14.0% and 13.0% of our total medical expenses for the three months ended June 30, 2003 and 2002, respectively.

During the third quarter of 2002, we entered into a new hospital contract. With this new contract, which began October 1, 2002, we hold some form of contracted provider relationship with every hospital in the Las Vegas area.

Military Contract Expenses increased from $89.9 million to $113.3 million, an increase of $23.4 million or 26.1%. The increase is consistent with the increase in revenues discussed previously and includes $1.8 million in bid proposal costs. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 672,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, increased from $33.2 million to $33.8 million, an increase of approximately $600,000 or 1.8%. G&A expenses increased due to increases in payroll and benefits, and facility lease expense offset by a decrease in legal expenses. The increase in facility lease expense is due to the rent payments associated with the sale-leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously, the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. As a percentage of revenues, G&A expenses were 9.1% for 2003, compared to 10.5% in 2002. As a percentage of medical premium revenue, G&A expenses were 14.1% for 2003, compared to 15.7% for 2002. G&A expenses now include the expenses associated with certain administrative services which were previously reported as part of specialty product expenses.

Interest Expense decreased from $1.9 million to $1.5 million, a decrease of approximately $400,000 or 19.6%. Interest expense related to the sale-leaseback transaction decreased by approximately $500,000 as the remaining buildings qualified as a sale during 2002. The decrease in the interest expense related to our revolving credit facility was primarily offset by an increase in interest related to the new senior convertible debentures. We incur a fee of 0.5% on the unused portion of our new revolving credit facility.

Other Income (Expense), Net resulted in expense of approximately $300,000 for 2003 compared to approximately $100,000 for 2002.

Provision for Income Taxes was recorded at $10.9 million for 2003 compared to $5.2 million for 2002. The effective tax rate for 2003 was 34.8% compared to 33.2% for 2002. Our ongoing effective tax rate is less than the statutory rate due primarily to tax preferred investments. Due to the increase in income from continuing operations in 2003, tax preferred investments have less of an impact on our effective tax rate when compared to 2002.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2003 was approximately $300,000 compared to $20,000 for 2002. The Texas HMO health care operations had net income of approximately $800,000 for 2003, which was offset by a net loss on the CII workers' compensation operations of $1.1 million.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2003 included a pre-tax gain on the early payoff of the remaining Kaiser-Texas mortgage loan of $2.1 million offset by an increase in litigation accruals of approximately $500,000 and a write down of the remaining real estate of approximately $300,000. The combined adjustments resulted in income from the discontinued Texas HMO health care operations of $1.3 million pre-tax or net income of approximately $800,000.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2003 had a net loss of $1.1 million. We are continuing to operate the business until a disposal occurs.

Net earned premiums decreased by $8.5 million or 19.4% due primarily to a decrease in direct earned premiums of $7.8 million and an increase in ceded reinsurance premiums of $1.5 million offset by an increase in assumed premiums of approximately $800,000. Direct written premiums decreased by $8.8 million due primarily to reduced California premium writings. We have been increasing our premium rates, especially in California, where we have experienced significant adverse loss development. In addition, we are becoming more selective in the types of accounts we insure. In the second quarter of 2003, our average premium rate increase on renewing California policies was approximately 58%, which is in addition to a 35% average premium rate increase in the second quarter of 2002. In other states, our average premium rate increase on renewing policies was approximately 6% in 2003 compared to approximately 8% in 2002.

We continue to implement stricter underwriting guidelines and we believe that our announcement that the workers' compensation insurance business was reclassified to discontinued operations has negatively impacted our premium production. These factors have limited our ability to retain current business and obtain new business. Direct written premiums for the three months ended June 30, 2003 in California are down $8.2 million or 29% over the comparable 2002 period. Direct written premiums in our other states are down by approximately $600,000 or 5%, primarily in Texas and Colorado. Premium production results for the quarter may not be indicative of the full year's premium production.

Premiums in force are an indicator of future written premium trends and represent the total estimated annual premiums of all policies in force at a point in time. Total inforce premiums decreased by 21% from $160.3 million at June 30, 2002 to $126.9 million at June 30, 2003.

Investment and other revenue decreased by $400,000 or 13.6% due to a decrease in the average investment yields during the period.

Expenses decreased in the CII workers' compensation operations by approximately $6.4 million or 13.6%. The decrease is primarily due to the following:

  In 2002 and 2003, we recorded $3.2 million of net adverse loss development for prior accident years. The net adverse loss development recorded in 2003, was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident years 1997, 1998 and 2001. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and LAE ratio for the 2003 accident year compared to the 2002 accident year was lower by 3.0%, which resulted in a decrease of approximately $1.1 million.

  A $6.2 million reduction in loss and LAE is related to the decrease in net earned premiums in 2003 compared to 2002.

  In order to write down the workers' compensation operations to its current estimated realizable value, CII recorded valuation adjustments, which included the write down of accounts receivable, fixed assets and certain other adjustments totaling $4.0 million.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses was approximately $1.7 million.

  A gain on the redemption of the 9½% senior debentures of $1.4 million.

The net adverse loss development on prior accident years included those years that were covered by our low level reinsurance agreement. This resulted in an increase in the reinsurance recoverable balance which was then reduced by amounts collected from reinsurers. During the three months ended June 30, 2003, we increased our ceded reserves by $8.1 million and received payments from our reinsurers totaling $9.5 million.

The loss and LAE reserves recorded as of June 30, 2003 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2003 as well as those occurring in accident years prior to 2003. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested to generate investment income.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 119.0% compared to 107.4% for 2002. The increase was primarily due to the $4.0 million write down, an increase in the policyholders' dividend ratio and the decrease in net earned premiums. Excluding the $4.0 million write down, as well as prior accident years' adverse loss development, the combined ratio would have been 98.6% for 2003 and 100.0% for 2002.

In February 2002, California enacted Assembly Bill 749. This new legislation increased benefits paid to injured workers starting January 1, 2003. Increased loss costs, such as benefit increases, are normally built into the rate making process so that premiums are increased to cover the increase in costs. On October 18, 2002, the California Insurance Commissioner approved an increase of 10.5% in pure premium rates for new and renewal policies effective in 2003. In addition, the Commissioner approved a 4.9% increase in pure premium rates for the unexpired terms of policies in force at January 1, 2003. The Commissioner also approved an additional mid year rate increase of 7.2% effective July 1, 2003. Although we have increased our premiums, there is no assurance that our increase will be sufficient enough to cover the ultimate cost increases or that the estimate of cost increases provided by the Workers' Compensation Insurance Rating Bureau (the organization that accumulates premium and loss data for the State of California for rate making purposes) is accurate. Assembly Bill 749 is effective for claims occurring on and after January 1, 2003. However, due to other statutes, certain temporary total disability claims with dates of injury prior to 2003 automatically increased to the new benefit levels effective January 1, 2003.

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

Reinsurance contracts do not relieve us from our obligations to injured workers or policyholders. At June 30, 2003, we had $181.5 million in reinsurance recoverable. We evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We also periodically review the financial strength ratings of our reinsurers to determine if an allowance for uncollectible reinsurance is warranted. As of June 30, 2003, no allowance was established. At June 30, 2003, all of our reinsurers were rated A- or better by Fitch Inc. (7th of 23) and the A.M. Best Company (4th of 16). Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

Total Operating Revenues increased approximately 16.4% to $722.5 million from $620.7 million for 2002.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $56.1 million

  An increase in military contract revenues of $40.6 million

  An increase in professional fees of $3.2 million

  An increase in investment and other revenues of $1.8 million

Medical Premiums increased from $418.1 million to $474.2 million from our HMO and managed indemnity insurance subsidiaries, an increase of $56.1 million or 13.4%. The $56.1 million increase in premium revenue reflects a 7.4% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 31.8% increase in Medicaid member months and a 2.6% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased on average 10% to 12% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 13%. Managed indemnity rates on renewing groups increased over 10%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 3.6% due primarily to the following:

  An increase in the Social HMO membership as a percentage of our total Medicare membership. The Social HMO members have a higher average rate than our other Medicare members. Approximately 96% of our Nevada Medicare members are enrolled in the Social HMO Medicare program which includes our Reno membership which was not part of the Social HMO program prior to 2003.

  Our Social HMO Medicare membership experienced an increase in risk factors which contributes to higher rates and corresponding increases in medical expenses.

Military Contract Revenues increased from $179.2 million to $219.8 million, an increase of $40.6 million or 22.7%. The increase in revenue is primarily the result of increased eligible beneficiaries resulting from the call up of reservists in Region 1, additional TRICARE change orders and the positive impact of the first year of our contract extension which began in June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract. Family members of reservists are eligible for the TRICARE program after 30 days.

Professional Fees increased from $15.2 million to $18.4 million, an increase of $3.2 million or 21.0% as a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in other related services performed by our other provider subsidiaries.

Investment and Other Revenues increased from $8.2 million to $10.0 million, an increase of approximately $1.8 million or 21.2%. Investment revenues increased due to higher average invested balances, an increase in net gains on the sale of investments, higher than usual gains on our deferred compensation plan assets and an increase in revenues associated with administrative services. Investment and other revenues now include the revenue associated with administrative services, which were previously reported as part of specialty product revenues.

Medical Expenses increased from $351.4 million to $380.8 million, an increase of $29.4 million or 8.3%. The increase is due primarily to our increased revenues and associated membership which is in part offset by a lower medical care ratio. Medical expenses as a percentage of medical premiums and professional fees decreased to 77.3% from 81.1%. The favorable decrease is primarily due to premium yields in excess of cost and utilization increases and was partially offset by malpractice cost increases at our medical provider subsidiary. Our medical claims payable liability requires us to make significant estimates.

We contract with hospitals, physicians and other independently contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses of $52.0 million and $45.3 million or 13.7% and 12.9% of our total medical expenses for the six months ended June 30, 2003 and 2002, respectively.

Military Contract Expenses increased from $172.2 million to $215.1 million, an increase of $42.9 million or 24.9%. The increase is consistent with the increase in revenues discussed previously and includes $4.1 million in bid proposal costs. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 672,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, increased from $65.7 million to $68.0 million, an increase of $2.3 million or 3.4%. G&A expenses increased due to increases in payroll and benefits, and facility lease expense offset by a decrease in legal expenses. The increase in facility lease expense is due to the rent payments associated with the sale-leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously, the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. As a percentage of revenues, G&A expenses were 9.4% for 2003, compared to 10.6% in 2002. As a percentage of medical premium revenue, G&A expenses were 14.3% for 2003, compared to 15.7% for 2002. G&A expenses now include the expenses associated with certain administrative services which were previously reported as part of specialty product expenses.

Interest Expense decreased from $4.8 million to $3.2 million, a decrease of $1.6 million or 34.8%. Interest expense related to the sale-leaseback transaction decreased by $2.2 million as the remaining buildings qualified as a sale during 2002. The decrease in the interest expense related to our revolving credit facility was primarily offset by an increase in interest related to the new senior convertible debentures. We incur a fee of 0.5% on the unused portion of our new revolving credit facility.

Other Income (Expense), Net resulted in expense of approximately $300,000 compared to approximately $100,000 for 2002.

Provision for Income Taxes was recorded at $19.1 million for 2003 compared to $8.7 million for 2002. The effective tax rate for 2003 was 34.8% compared to 33.0% for 2002. Our ongoing effective tax rate is less than the statutory rate due primarily to tax preferred investments. Due to the increase in income from continuing operations in 2003, tax preferred investments have less of an impact on our effective tax rate when compared to 2002.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2003 was approximately $700,000 compared to income of approximately $200,000 for 2002. The Texas HMO health care operations had net income of $2.9 million for 2003, which was offset by a net loss on the CII workers' compensation operations of $3.6 million.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2003 included a pre-tax gain on the early payoff of the remaining Kaiser-Texas mortgage loan of $2.1 million, a net decrease in litigation accruals of $1.4 million, favorable development in medical claim liabilities of $1.4 million partially offset by a write down of the remaining real estate of approximately $300,000. The combined adjustments resulted in income from the discontinued Texas HMO health care operations of $4.6 million pre-tax or net income of $2.9 million.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2003 had a net loss of $3.6 million. We are continuing to operate the business until a disposal occurs.

Net earned premiums decreased by $13.3 million or 15.6% due primarily to a decrease in direct earned premiums of $11.5 million and an increase in ceded reinsurance premiums of $2.9 million offset by an increase in assumed premiums of $1.1 million. Direct written premiums decreased by $17.3 million due primarily to reduced California premium writings. We have been increasing our premium rates, especially in California, where we have experienced significant adverse loss development. In addition, we are becoming more selective in the types of accounts we insure. For the first six months of 2003, our average premium rate increase on renewing California policies was approximately 62%, which is in addition to a 33% average rate increase in the first six months of 2002. In other states, our average premium rate increase on renewing policies was approximately 8% in 2003 compared to approximately 7% in 2002.

We continue to implement stricter underwriting guidelines and we believe that our announcement that the workers' compensation insurance business was reclassified to discontinued operations has negatively impacted our premium production. These factors have limited our ability to retain current business and obtain new business. Direct written premiums for the first six months of 2003 in California are down $15.3 million or 26% over the comparable 2002 period. Direct written premiums in our other states are also down by $2.0 million or 7%, primarily in Texas and Colorado. Premium production results for the first six months of 2003 may not be indicative of the full year's premium production.

Investment and other revenue increased by $800,000 or 12.1% due to an increase in realized gains of $2.6 million offset by a decrease in the average investment yields during the period.

Expenses decreased in the CII workers' compensation operations by approximately $5.4 million or 5.9%. The decrease is primarily due to the following:

  In 2003, we recorded $9.4 million of net adverse loss development for prior accident years compared to net adverse loss development of $5.3 million recorded in 2002. The net adverse loss development recorded in 2003, was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident years 1997, 1998, 2001 and 2002. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and LAE ratio for the 2003 accident year compared to the 2002 accident year was lower by .2% which resulted in a decrease of approximately $100,000.

  A $9.9 million reduction in loss and LAE is related to the decrease in net earned premiums in 2003 compared to 2002.

  In order to write down the workers' compensation operations to its current estimated realizable value, CII recorded valuation adjustments, which included the write down of accounts receivable, fixed assets and certain other adjustments totaling $4.0 million.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses was approximately $2.1 million.

  A gain on the redemption of the 9½% senior debentures of $1.4 million.

The net adverse loss development on prior accident years included those years that were covered by our low level reinsurance agreement. This resulted in an increase in the reinsurance recoverable balance which was then reduced by amounts collected from reinsurers. During the six months ended June 30, 2003, we increased our ceded reserves by $19.4 million and received payments from our reinsurers totaling $27.3 million.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 121.1% compared to 107.0% for 2002. The increase was primarily due to the $4.0 million write down, increased net adverse loss development for prior accident years and the decrease in net earned premiums. Excluding the $4.0 million write down, as well as prior accident years' adverse loss development, the combined ratio would have been 102.5% for 2003 and 100.8% for 2002.

LIQUIDITY AND CAPITAL RESOURCES

For continuing operations, we had cash provided by operating activities of $18.3 million in 2003, compared to $45.8 million in 2002. We received only five monthly CMS payments during the first six months of 2003 and 2002. We received the January payments of $29.9 million and $26.8 million in December 2002 and 2001, respectively. When the periods are adjusted to reflect the January monthly payments from CMS, the cash flow from continuing operations is $48.2 million in 2003 compared to $72.6 million in 2002. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period to period comparison of our cash flow from continuing operations. The decrease in cash provided by operating activities in 2003 when compared to 2002 is primarily related to the increase in the military accounts receivable balance of $28.6 million from December 31, 2002 to June 30, 2003 and tax payments of $10.4 million in 2003 compared to tax receipts of $13.1 million in 2002.

Our business and cash flows could be adversely affected if the timing or amount of the payments we receive from the DoD vary significantly from our expectations.

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

In the event SMHS wins the competitive bid procurement for the North Region T-Nex contract, SMHS has received a commitment from General Electric Capital Corporation to provide a $200.0 million senior secured revolving credit facility to support SMHS' additional working capital needs and to refinance its existing securitization agreement.

For continuing operations, cash provided by investing activities during 2003 was $25.1 million, compared to a use of cash of $33.3 million in 2002. The 2003 amount included $9.6 million in net capital expenditures compared to $3.8 million in 2002. The net change in investments for the period was a decrease in investments of $34.7 million for 2003, as investments matured or were sold and were converted to cash. For 2002, we used cash from operations to purchase investments for a net increase in investments of $29.5 million.

For continuing operations, cash provided by financing activities during 2003 was $19.4 million, compared to cash used of $24.8 million in 2002. The 2003 amount included net payments of $60.0 million on the revolving credit facility compared to $29.0 million in 2002. In addition, in 2003 we received $115.0 million in proceeds from the sale of our senior convertible debentures. These proceeds were offset by debt issue costs of $5.1 million. Proceeds from the issuance of stock in connection with stock plans were $4.3 million in 2003, compared to $3.4 million in 2002. We used cash of $34.3 million to purchase treasury stock during the first six months of 2003.

Discontinued operations used cash of $29.8 million in 2003, compared to $26.6 million in 2002. Cash used in 2003 was primarily for the payoff of the remaining Kaiser-Texas mortgage loan for $11.3 million and the redemption of the outstanding 9½% senior debentures for $15.3 million. Cash used in 2002 was primarily for the run out of claims and other legal and restitution related items. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, we believe we have adequate funds available and the ability to invest, should we be required to do so, adequate funds in Texas to meet the anticipated obligations for our members' health care claims.

Sierra Debentures

In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year, commencing September 15, 2003. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (1) the sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock on such last trading day; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The debentures were sold to Banc of America Securities LLC, Credit Lyonnais Securities (USA), Inc., and U.S. Bancorp Piper Jaffray, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act, and were offered and resold to "qualified institutional buyers" under Rule 144A of the Securities Act. The Company has filed a registration statement under the Securities Act to permit registered resales of the debentures and the common stock into which the debentures are convertible. This registration statement has not yet been declared effective by the Securities and Exchange Commission.

The aggregate offering price of the debentures was $115.0 million, 100% of the principal amount thereof. The purchase price paid to the Company by the initial purchasers was the initial offering price less a discount of $3.5 million, 3.0% of the principal amount of the debentures. The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the existing credit facility and to contribute $35.0 million to SMHS in furtherance of its bid for the TRICARE Next Generation contract. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds were used for working capital and general corporate purposes including additional share repurchases.

New Credit Facility

On March 3, 2003, we entered into a new $65.0 million revolving credit facility which replaced the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. We have not yet utilized this facility.

The new credit facility is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc., or any of its subsidiaries and certain other exclusions.

The new revolving credit facility has covenants that limit or restrict our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restricts certain corporate activities. In addition, we are required to comply with specified financial ratios as set forth in the new credit agreement. The Company believes it is in compliance with all covenants of the new credit agreement.

Sierra Share Repurchase Program

The Company's Board of Directors has authorized a program for the repurchase of up to 4.6 million shares of the Company's common stock. During 2003, the Company repurchased a total of 2.6 million shares for $34.3 million.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $32.8 million at June 30, 2003. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain deposits and net worth of at least $1.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $128.2 million in cash and cash equivalents held at June 30, 2003, including discontinued operations, $49.4 million was held by discontinued operations, and of the remainder, $28.6 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at June 30, 2003. The amounts below represent the entire payment, principal and interest, on our outstanding obligations.

                                            Long-Term   Capital   Operating
                                              Debt      Leases     Leases      Total
                                            ---------  ---------  ---------  ---------
  (In thousands)
Continuing Operations
------------------------
Payments due within 12 months............. $   2,644  $     121  $  17,500  $  20,265
Payments due in 13 to 36 months...........     5,246         68     34,301     39,615
Payments due in 37 to 60 months...........     5,240         62     32,078     37,380
Payments due in more than 60 months.......   153,812        138    113,949    267,899
                                            ---------  ---------  ---------  ---------
     Total Continuing Operations.......... $ 166,942  $     389  $ 197,828  $ 365,159
                                            =========  =========  =========  =========
Discontinued Operations
------------------------
Payments due within 12 months............. $      --  $     235  $     725  $     960
Payments due in 13 to 36 months...........        --         --      1,027      1,027
Payments due in 37 to 60 months...........        --         --        833        833
Payments due in more than 60 months.......        --         --        417        417
                                            ---------  ---------  ---------  ---------
     Total Discontinued Operations........ $      --  $     235  $   3,002  $   3,237
                                            =========  =========  =========  =========

Included in long-term debt payments for continuing operations are the senior convertible debentures of $115.0 million along with the associated interest payments. The debentures are due March 2023.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," or FIN 45. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or FIN 46. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," of SFAS No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for us beginning January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" or SFAS No. 148. SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. We have continued to account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for our employee stock option plans.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" or SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. We do not expect the adoption of SFAS No. 149 to have a material effect on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" or SFAS No. 150. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position or results of operations.

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

A.M. Best Company, Inc., "B+" (Very Good, 6th of 16); and

Fitch, Inc., "BBB" (Good, 9 th of 23).

Debt ratings are assessments of the likelihood that a company will make timely payments of principal and interest. The principal agencies that rate Sierra's senior convertible debentures are as follows:

Standard and Poors Corp., "B+" (Speculative, 12th of 23); and

Fitch, Inc., "BB" (Speculative, 14 th of 22).

The ratings reflect the opinion of each rating agency, on our operating performance and ability to meet obligations to policyholders and debenture holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures. Neither of the ratings on our debentures are investment grade. A rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency. Each individual rating should be evaluated independently of any other rating.

Other

We have a 2003 capital budget of $30.9 million and are also limited in the amount of capital expenditures we can make by our new revolving credit facility. The 2003 planned expenditures are primarily for a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above, T-Nex bid implementation costs in the event SMHS wins the competitive bid for the North Region T-Nex contract, debt service and funds required to exit the Texas HMO health care market. We believe that our existing working capital, operating cash flow and, if necessary, equipment leasing, divestitures of certain non-core assets and amounts available under our credit facility should be sufficient to fund our capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long- term basis.

We have a $25.0 million interest-rate swap agreement, which expires on September 30, 2003, that allows us to mitigate the risk of interest rate fluctuation on our credit facility. The original intent of the agreement was to keep our interest rate on $25.0 million of the credit facility relatively fixed. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," we reported the interest-rate swap agreement at its fair value as of June 30, 2003. The fair value indicated that we would need to pay approximately $200,000 to terminate the swap agreement. If the LIBOR rate were to decrease by 1%, we estimate our maximum increase in additional expense associated with the swap for 2003 to be less than $20,000.

In the second quarter of 1997, our Board of Directors authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of Directors authorized an additional $2.5 million loan from us to our CEO. In the second quarter of 2001, our Board of Directors approved a loan amendment which extended the maturity of the principal balance along with accrued interest to December 31, 2003. During 2002 and 2001, our CEO made payments of $1.0 million and $898,000, respectively. As of June 30, 2003, the aggregate principal balance outstanding and accrued interest for both instruments was $4.3 million. All amounts borrowed bear interest at a rate equal to the Company's current borrowing rate under its revolving credit facility plus 10 basis points. The amounts outstanding are collateralized with certain of the CEO's assets and rights to compensation from us.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in our 2002 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements" and "Risk Factors" under Item 1.

The following table presents our membership as of June 30, 2003 and 2002:

                                               Number of Members at June 30,
                                              ------------------------------
                                                   2003            2002
                                              --------------  --------------
Continuing Operations:
-------------------------
HMO
  Commercial................................        194,100         186,000
  Medicare..................................         49,600          46,100
  Medicaid..................................         37,900          29,900
Managed Indemnity...........................         25,000          28,400
Medicare Supplement.........................         18,400          21,000
Administrative Services (1).................        186,500         216,400
TRICARE Eligibles...........................        672,200         639,200
                                              --------------  --------------
Total Members...............................      1,183,700       1,167,000
                                              ==============  ==============

(1)   Restated to exclude the workers' compensation ASO membership which was 93,000 at June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003 and December 31, 2002, we had unrealized holding gains on available for sale investments of $1.4 million. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

As of June 30, 2003, we had outstanding $115.0 million in aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our new revolving credit facility is initially LIBOR plus 2.25%; we have not yet utilized this facility.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self- insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss cannot be reasonably estimated but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sierra held its annual meeting of stockholders on May 22, 2003 in Las Vegas, Nevada.

The following persons were elected directors for two-year terms ending in 2005 based on the voting results below:

Name	For	Withheld
Thomas Y. Hartley	24,390,451	1,611,523
Michael E. Luce	24,389,151	1,612,823
Anthony M. Marlon, M.D.	25,627,458	374,516
Anthony L. Watson	24,386,700	1,615,274

The following persons' terms as directors continued after the meeting and end in 2004.

Erin E. MacDonald

William J. Raggio

Charles L. Ruthe

Albert L. Greene

The stockholders also re-approved the business criteria for setting performance goals under the Company's 1995 Long-Term Incentive Plan Employee Stock Option Plan in order to qualify certain awards for tax deductibility.

			Broker
For	Against	Abstain	Non-votes
24,817,680	1,122,227	62,067	0

The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2003. The voting results were as follows:

			Broker
For	Against	Abstain	Non-votes
25,452,398	542,910	6,666	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated August 13, 2003.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated August 13, 2003.

(b) Reports on Form 8-K

Current Report on Form 8-K, dated April 22, 2003, with the Securities and Exchange Commission reporting operating results for the quarter ended March 31, 2003.

Current Report on Form 8-K, dated May 6, 2003, with the Securities and Exchange Commission announcing that CII Financial, Inc., mailed a Notice of Redemption for all of its outstanding 9½% % Senior Debentures to all registered debenture holders.

Current Report on Form 8-K, dated May 27, 2003, with the Securities and Exchange Commission announcing an increase in the Company's share repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 13, 2003