Form 10-K/A
period 2002-12-31
SIERRA HEALTH SERVICES INC
filed 2003-08-15
CIK 754009

SIERRA HEALTH SERVICES, INC., filed this 10-K/A on August 15, 2003.

Explanatory Note

On March 25, 2003, Sierra Health Services, Inc. ("the Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

This Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 is being filed in order to:

  Clarify in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) the Company's revenue recognition policy with respect to bid price adjustments under Sierra Military Health Services, Inc.'s TRICARE Contract; and

  Clarifying the statements in Item 1 (Description of Business), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) that it was the Company's intent to sell CII Financial, Inc. in a manner that would qualify it to be treated as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    [     ]

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes   [X]     No [     ]

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
2002 Annual Report on Form 10-K/A

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

Required financial information by business segment is set forth in Note 17 of the Notes to the Consolidated Financial Statements. Segment financial information for prior years has been restated to reflect our current business segments and excludes discontinued operations. Unless otherwise indicated, information presented in this 2002 Form 10-K/A is for continuing operations and excludes the discontinued Texas HMO health care operations and workers' compensation insurance operations.

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

On January 15, 2003, we announced that we were exploring strategic alternatives for CII. The alternatives may include a sale or management buyout. The sale of the operations was approved by Sierra's Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations. We will continue to operate the business until a sale occurs.

Our January 15, 2003 press release disclosing our decision to dispose of CII stated that the disposal alternatives may include a "sale, spin-off or management buyout". The Company viewed this language as a way to convey to the public and employees that the Company was committed to selling CII and that the form of consideration and structure of the sale could vary. We incorrectly included a spin-off as one of the alternatives. It has always been our intent to sell CII in a manner that would qualify it to be treated as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In conjunction with the decision to sell the workers' compensation operations, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

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

Forward-Looking Statements

This annual report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.

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
  inability to expand our e-business initiatives on a timely basis and in compliance with government regulations; and
  other factors referenced in this annual report on Form 10-K/A, including those set forth under the caption "Risk Factors."

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

We urge you to review carefully the section below, "Risk Factors," in this 2002 annual report on Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K/A. If any of the following risks actually occur, our business could be harmed. You should refer to the other information set forth in this annual report on Form 10-K/A, including the information set forth in "Forward-Looking Statements," and our consolidated financial statements herein. The information specifically set forth under "Forward- Looking Statements" constitutes additional risks which, if they actually occur, could harm our business as well.

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

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial information for the years indicated. The table should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this 2002 Form 10-K/A. The selected consolidated financial data below has been derived from our audited Consolidated Financial Statements. Due to the classification of the workers' compensation operations as discontinued, the amounts presented below were reclassified to conform with the current year presentation.

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

_________________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The information contained below may be subject to risk factors. We urge you to review carefully the section "Risk Factors" in this 2002 Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

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

On January 15, 2003, we announced that we were exploring strategic alternatives for our workers' compensation insurance company, CII Financial, Inc., or CII. The alternatives may include a sale or management buyout. The sale of the operations was approved by our Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations. We will continue to operate the business until a sale occurs.

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

Military Contract Revenues increased $34.7 million or 10.2%. The increase in revenue is primarily the result of additive change order work and is significantly offset by increased military contract expenses associated with those change orders. In addition, the 2001 revenue included final bid price adjustments on the first two completed option periods of the TRICARE Region 1 contract. The final adjustments resulted in revenue reductions of approximately $300,000 for Option Period 1 (June 1998 to May 1999), which is 0.2% of the final revenue settlement amount for that period and $1.8 million for Option Period 2 (June 1999 to May 2000), which is 0.9% of the final revenue settlement amount for that period. The impact on the 2001 net income for the final bid price adjustments for the first two completed option periods, net of corresponding expense adjustments noted below, was a reduction of $1.0 million. There were no final settlements of bid price adjustments in 2002.

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

Military Contract Expenses increased $28.8 million or 8.7%. The increase is consistent with the increase in revenues discussed previously. In addition, the 2001 contract expenses included final bid price adjustments on the first two completed option periods of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $600,000 for Option Period 1, which is 0.3% of the final contract expense settlement amount for that period and a contract expense reduction of $1.2 million for Option Period 2, which is 0.6% of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2002.

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

Military Contract Revenues increased $8.6 million or 2.6%. The increase in revenue is primarily the result of additive change order work and is significantly offset by increased military contract expenses associated with those change orders. In addition, the 2001 revenue included final bid price adjustments on the first two completed option periods of the TRICARE Region 1 contract. The final adjustments resulted in revenue reductions of approximately $300,000 for Option Period 1 (June 1998 to May 1999), which is 0.2% of the final revenue settlement amount for that period and $1.8 million for Option Period 2 June 1999 to May 2000), which is 0.9% of the final revenue settlement amount for that period. The impact on the 2001 net income for the final bid price adjustments for the first two completed option periods, net of corresponding expense adjustments noted below, was a reduction of $1.0 million. There were no final settlements of bid price adjustments in 2000.

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

Military Contract Expenses increased $8.4 million or 2.6%. The increase is consistent with the increase in revenues discussed previously. The 2001 contract expenses included final bid price adjustments on the first two completed option periods of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $600,000 for Option Period 1, which is 0.3% of the final contract expense settlement amount for that period and a contract expense reduction of $1.2 million for Option Period 2, which is 0.6% of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2000. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services, and other administrative functions of the military health care subsidiary.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in this 2002 Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

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

Military Contract Revenues. Revenue under the Department of Defense TRICARE contract is recorded based on the contract price as agreed to by the federal government. The health care component of the TRICARE contract has a fixed bid price component (established when the contract was awarded based on the government's assumptions regarding enrollment and utilization), as well as a Bid Price Adjustment ("BPA") component. The BPA is used to adjust the fixed bid price health care component up or down over the course of the contract for changes in health care cost trends due to changes in enrollment and utilization patterns from the government's original assumed enrollment and utilization patterns. On a monthly basis, SMHS records the base bid health care revenue component as stated in the original bid and SMHS also records an estimate for the BPA using the latest government provided data. SMHS adjusts each BPA accrual as it is provided with new government data. After each BPA negotiation with the government is completed, SMHS records a final BPA adjustment for the ultimate negotiated amount.

While the BPA relates to the original contract and is an ongoing part of the contract, modifications to the original contract are referred to by the Company as change orders. The government negotiates both the cost and profit to be paid on each contract modification. As SMHS incurs costs under the government's direction to proceed with a modification to the contract, the government is contractually obligated to reimburse SMHS for all of its incremental, allowable costs incurred through the final negotiation date. The allowable costs are those costs determined in accordance with Federal Acquisition Regulation Part 31. Revenue is realizable and earned when SMHS starts performing as contractually required, even though the change order profit has not been fully negotiated. As costs are incurred, SMHS records an estimate of its revenue earned under the modification. The estimate recorded does not include profit until the profit is determined when it is negotiated and finalized with the government. Under the terms of the contract, the government is obligated to reimburse SMHS for all allowable costs incurred through the final negotiation date. Enrollment fees collected in advance of the service period are recorded as unearned premium revenue and are earned over the service period.

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

9. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it is exploring strategic alternatives for its workers' compensation company, CII. The alternatives may include a sale or management buyout. The sale of the operations was approved by Sierra's Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 17 for a discussion of the recasted segment presentation.

In conjunction with the decision to sell the workers' compensation operations CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce the operations to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $3.5 million, an investment valuation adjustment of $500,000 and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years. The Company received a limited waiver under its revolving credit facility agreement for covenants affected by this decision.

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

(10.4)	Specimen 9 1/2% senior debenture due September 15, 2004 of CII Financial (included in Exhibit 10.3 hereto)*
(10.5)

Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager.*

(10.6)	Compensatory Plans, Contracts and Arrangements.

(1)	Employment Agreement with Jonathon W. Bunker dated February 1, 2003.*
(2)	Employment Agreement with Frank E. Collins dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Employment Agreement with William R. Godfrey dated December 10, 1999, incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(4)	Employment Agreement with Laurence S. Howard dated December 10, 1999 incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)

Employment Agreement with Anthony M. Marlon, M.D. dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6)	Employment Agreement with Erin E. MacDonald dated June 1, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(7)	Employment Agreement with Michael A. Montalvo dated January 1, 2003.*
(8)	Employment Agreement with Marie H. Soldo dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)	Employment Agreement with Paul H. Palmer dated December 1, 2001, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
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

(11)	Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996 as Amended and Restated Effective January 1, 2001.*
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
Southwest Medical Associates, Inc.
Sierra Medical Management, Inc. and Subsidiaries
Southwest Realty, Inc.
Sierra Health Holdings, Inc. (Texas Health Choice, L.C.)
CII Financial, Inc., and Subsidiaries
Northern Nevada Health Network, Inc.
Intermed, Inc.
Sierra Military Health Services, Inc.
Sierra Home Medical Products, Inc.
Nevada Administrators, Inc.

California Nevada Nevada Nevada Nevada Nevada Nevada Nevada Nevada Nevada (Texas) California Nevada Arizona Delaware Nevada Nevada

(23.1)	Consent of Deloitte & Touche LLP
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated August 15, 2003.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated August 15, 2003.

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

*Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. By: /s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.

Date: August 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	August 15, 2003
/s/ Paul H. Palmer Paul H. Palmer	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Chief Accounting Officer)	August 15, 2003
/s/ Erin E. MacDonald* Erin E. MacDonald	Director	August 15, 2003
/s/ Charles L. Ruthe* Charles L. Ruthe	Director	August 15, 2003
/s/ William J. Raggio* William J. Raggio	Director	August 15, 2003
/s/ Thomas Y. Hartley* Thomas Y. Hartley	Director	August 15, 2003
/s/ Michael E. Luce* Michael E. Luce	Director	August 15, 2003
/s/ Anthony L. Watson* Anthony L. Watson	Director	August 15, 2003
*/s/ Paul H. Palmer Paul H. Palmer Attorney-in-Fact		August 15, 2003

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