Form 10-Q/A
period 2003-03-31
SIERRA HEALTH SERVICES INC
filed 2003-08-15
CIK 754009

SIERRA HEALTH SERVICES, INC., filed this 10-Q/A on August 15, 2003.

Explanatory Note

On May 9, 2003, Sierra Health Services, Inc. ("the Company") filed its Quarterly Report on Form 10-Q for the period ended March 31, 2003.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2003 is being filed in order to clarify in Item 1 (Financial Information) that it was the Company's intent to sell CII Financial, Inc. in a manner that would qualify it to be treated as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

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
Quarterly Report on Form 10-Q/A
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

7. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives for its workers' compensation company, CII Financial, Inc., ("CII"). The alternatives may include a sale or management buyout. The disposal of the operations was approved by Sierra's Board of Directors on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 10 for a discussion of the recast segment presentation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 15, 2003, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three month periods ended March 31, 2003 and 2002, included in this Form 10-Q/A. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in our 2002 Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1 of our 2002 Form 10-K/A.

This report on Form 10-Q/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2002 annual report on Form 10-K/A. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," "continue," and other similar terms and phrases, including references to assumptions.

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

For a more detailed description of our critical accounting policies and estimates, see Item 7 of our 2002 Form 10-K/A and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 Form 10-K/A filed on August 15, 2003.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in our 2002 Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1)	Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated April 8, 2003.*
(10.2)	Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated April 8, 2003.*
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated August 15, 2003.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated August 15, 2003.

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

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 15, 2003