Form 10-Q
period 2003-09-30
SIERRA HEALTH SERVICES INC
filed 2003-11-06
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      As of November 3, 2003, there were 27,668,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                                      September 30,  December 31,
                                                                           2003          2002
                                                                     --------------  -------------
                              ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents..................................... $      128,550  $      45,778
     Investments...................................................        138,465        182,452
     Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2003 - $8,075; 2002 - $10,626)..................         13,675         11,232
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2003 and 2002 - $100)...........................         70,696         47,126
     Current Portion of Deferred Tax Asset.........................         34,752         50,402
     Prepaid Expenses and Other Current Assets.....................         36,903         18,380
     Assets of Discontinued Operations.............................        568,256        565,058
                                                                     --------------  -------------
         Total Current Assets......................................        991,297        920,428

PROPERTY AND EQUIPMENT, NET........................................         62,398         64,868
RESTRICTED CASH AND INVESTMENTS....................................         17,422         17,557
GOODWILL...........................................................         14,782         14,782
DEFERRED TAX ASSET (Less Current Portion)..........................         15,818         14,947
OTHER ASSETS.......................................................         43,293         33,384
                                                                     --------------  -------------
TOTAL ASSETS....................................................... $    1,145,010  $   1,065,966
                                                                     ==============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued Liabilities........................................... $       56,470  $      50,349
     Trade Accounts Payable........................................         39,419         29,249
     Accrued Payroll and Taxes.....................................         25,160         13,660
     Medical Claims Payable........................................        102,883         98,031
     Unearned Premium Revenue......................................         12,472         40,758
     Military Health Care Payable..................................         77,404         65,223
     Current Portion of Long-Term Debt.............................            696            186
     Liabilities of Discontinued Operations........................        480,586        500,720
                                                                     --------------  -------------
         Total Current Liabilities.................................        795,090        798,176

LONG-TERM DEBT (Less Current Portion)..............................        116,031         60,710
OTHER LIABILITIES..................................................         52,736         50,515
                                                                     --------------  -------------
TOTAL LIABILITIES..................................................        963,857        909,401
                                                                     --------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       2003 - 32,448; 2002 - 30,953 Shares Issued..................            162            155
  Treasury Stock: 2003 - 4,416; 2002 - 1,163 Common Stock Shares...        (66,525)       (17,148)
  Additional Paid-in Capital.......................................        215,534        196,711
  Deferred Compensation............................................            (88)          (473)
  Accumulated Other Comprehensive (Loss) Gain......................         (1,414)           381
  Retained Earnings (Accumulated Deficit)..........................         33,484        (23,061)
                                                                     --------------  -------------
TOTAL STOCKHOLDERS' EQUITY.........................................        181,153        156,565
                                                                     --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................... $    1,145,010  $   1,065,966
                                                                     ==============  =============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                                --------------------------------     --------------------------------
                                                      2003             2002                2003             2002
OPERATING REVENUES:                             ---------------  ---------------     ---------------  ---------------
   Medical Premiums.......................... $        242,875  $       217,995     $       717,097  $       636,047
   Military Contract Revenues................          132,788          100,366             352,632          279,560
   Professional Fees.........................            8,984            7,819              27,403           23,045
   Investment and Other Revenues.............            4,590            4,837              14,580           13,081
                                                ---------------  ---------------     ---------------  ---------------
         Total...............................          389,237          331,017           1,111,712          951,733
                                                ---------------  ---------------     ---------------  ---------------
OPERATING EXPENSES:
   Medical Expenses..........................          191,248          178,958             572,009          530,402
   Military Contract Expenses................          128,966           96,629             344,109          268,845
   General and Administrative Expenses.......           33,845           34,405             101,845          100,140
                                                ---------------  ---------------     ---------------  ---------------
         Total ..............................          354,059          309,992           1,017,963          899,387
                                                ---------------  ---------------     ---------------  ---------------

OPERATING INCOME FROM CONTINUING OPERATIONS..           35,178           21,025              93,749           52,346
Interest Expense.............................           (1,295)          (1,634)             (4,445)          (6,468)
Other Income (Expense), Net..................              100              243                (243)             137
                                                ---------------  ---------------     ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.......................           33,983           19,634              89,061           46,015
PROVISION FOR INCOME TAXES...................          (11,806)          (7,240)            (30,946)         (15,936)
                                                ---------------  ---------------     ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS............           22,177           12,394              58,115           30,079
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS (net of income tax
   (provision) benefit  of ($54),
   $87, $1,268 and ($236)), respectively.....               30            1,669                (621)           1,888
                                                ---------------  ---------------     ---------------  ---------------
NET INCOME .................................. $         22,207  $        14,063     $        57,494  $        31,967
                                                ===============  ===============     ===============  ===============
EARNINGS PER COMMON SHARE:
Income from Continuing Operations............ $           0.78  $          0.42     $          2.05  $          1.05
Income (Loss) from Discontinued Operations...               --             0.06               (0.02)            0.07
                                                ---------------  ---------------     ---------------  ---------------
   Net Income ............................... $           0.78  $          0.48     $          2.03  $          1.12
                                                ===============  ===============     ===============  ===============
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
Income from Continuing Operations............ $           0.72  $          0.39     $          1.90  $          0.97
Income (Loss) from Discontinued Operations...               --             0.05               (0.02)            0.06
                                                ---------------  ---------------     ---------------  ---------------
   Net Income ............................... $           0.72  $          0.44     $          1.88  $          1.03
                                                ===============  ===============     ===============  ===============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                            2003             2002
                                                                      ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................... $         57,494  $       31,967
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Loss (Income) from Discontinued Operations................              621          (1,888)
          Depreciation and Amortization.............................           11,750          13,949
          Deferred Compensation Expense.............................              385             438
          Provision for Doubtful Accounts...........................            2,098           1,716
          Loss (Gain) on Disposal of Assets.........................              772            (107)
   Changes in Assets and Liabilities:
          Other Assets .............................................           (4,072)         (3,247)
          Deferred Tax Asset........................................           23,804          33,494
          Other Liabilities.........................................           21,571           5,236
          Other Current Assets......................................          (23,064)          7,877
          Military Accounts Receivable..............................          (23,570)         (1,536)
          Military Health Care Payable..............................           12,181          (1,157)
          Medical Claims Payable....................................            4,852          19,653
          Accrued Payroll and Taxes.................................           11,500          11,601
          Unearned Premium Revenue..................................          (28,286)        (25,540)
                                                                      ----------------  --------------
       Net Cash Provided by Operating Activities
          of Continuing Operations..................................           68,036          92,456
                                                                      ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions........................          (13,728)         (5,035)
   Change in Investments............................................           43,606         (76,990)
                                                                      ----------------  --------------
       Net Cash Provided by (Used for) Investing Activities of
          Continuing Operations.....................................           29,878         (82,025)
                                                                      ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Convertible Debentures......................          115,000              --
   Proceeds from Other Long-Term Debt...............................            1,327              --
   Proceeds from  Sale-Leaseback....................................               --          16,862
   Debt Issue Costs.................................................           (5,834)             --
   Payments on Debt and Capital Leases..............................          (60,496)        (40,208)
   Purchase of Treasury Stock.......................................          (52,765)             --
   Issuance of Stock in Connection with Stock Plans.................           12,639          10,193
                                                                      ----------------  --------------
       Net Cash Provided by (Used for) Financing Activities of
          Continuing Operations.....................................            9,871         (13,153)
                                                                      ----------------  --------------

NET CASH USED FOR DISCONTINUED OPERATIONS...........................          (25,013)        (37,902)
                                                                      ----------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................           82,772         (40,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................           45,778         107,114
                                                                      ----------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................... $        128,550  $       66,490
                                                                      ================  ==============

Supplemental Condensed Consolidated Continuing Operations
  Statements of Cash Flows Information:
---------------------------------------
Cash Paid During the Period for Interest
   (Net of Amount Capitalized)...................................... $         (3,283) $       (5,910)
Net Cash (Paid) Received During the Period for Income Taxes.........          (10,699)         13,019
Non-cash Investing and Financing Activities:
   Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations ...................................               --          89,751

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

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2002 have been reclassified to conform with the current year presentation.

2. EMPLOYEE STOCK PLANS

In December 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The Company has continued to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with the restricted stock units.

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

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                     --------------------------------     --------------------------------
                                                           2003             2002                2003             2002
                                                     ---------------  ---------------     ---------------  ---------------
  (In thousands, except per share data)

Net income, as reported............................ $        22,207  $        14,063     $        57,494  $        31,967
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all  awards, net of tax.............          (1,451)            (927)             (4,868)          (3,435)
                                                     ---------------  ---------------     ---------------  ---------------
Pro forma net income .............................. $        20,756  $        13,136     $        52,626  $        28,532
                                                     ===============  ===============     ===============  ===============

Net income per share, as reported.................. $          0.78  $          0.48     $          2.03  $          1.12
Pro forma net income, per share ...................            0.73             0.45                1.86             1.00

Net income per share
   assuming dilution, as reported.................. $          0.72  $          0.44     $          1.88  $          1.03
Pro forma net income, per share ...................            0.67             0.41                1.72             0.92

3. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

the table below presents a summary of asset impairment, restructuring, reorganization and other cost activity for the periods indicated that were included in general and administrative expenses. Discontinued operations are excluded from this presentation.

                                              Other
                                           ------------
  (In thousands)
Balance, January 1, 2002................. $      4,447
Charges recorded.........................           --
Cash used................................           --
Non-cash activity........................         (500)
Changes in estimate......................           --
                                           ------------
Balance, December 31, 2002...............        3,947
Charges recorded.........................           --
Cash used................................           --
Non-cash activity........................           --
Changes in estimate......................           --
                                           ------------
Balance, September 30, 2003.............. $      3,947
                                           ============

The remaining other costs of $3.9 million are related to legal claims. Management believes that the remaining reserves, as of September 30, 2003, are appropriate and that no revisions to the estimates are necessary at this time.

4. LONG-TERM DEBT

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi- annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc. common stock prior to March 15, 2023 if (1) the sale price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the then existing credit facility and to contribute $35.0 million to Sierra Military Health Services, Inc. ("SMHS"). The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds were used for working capital and general corporate purposes including additional share repurchases.

New Credit Facility - On March 3, 2003, the Company entered into a new $65.0 million revolving credit facility which replaced the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. The Company has not yet utilized this facility.

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

'The new revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, repurchase Company common stock or make capital expenditures and otherwise restricts certain corporate activities. In addition, the Company is required to comply with specified financial ratios as set forth in the new credit agreement. The Company believes it is in compliance with all covenants of the new credit agreement.

5. SHARE REPURCHASE PROGRAM

As of September 30, 2003, the Company's Board of Directors had authorized a program for the repurchase of up to 4.6 million shares of the Company's common stock. Through September 30, 2003, the Company had purchased, at prevailing prices in the open market by block purchase or private transactions, 3.5 million shares for $52.8 million. From October 1 to October 28, 2003, the Company repurchased an additional 310,000 shares for $6.5 million. On October 28, 2003, the Company announced that its Board of Directors had authorized the Company to purchase an additional 3.0 million shares of the Company's common stock. As of October 28, 2003, the Company is now authorized to purchase approximately 3.8 million shares of its common stock.

6. TEXAS DISCONTINUED OPERATIONS

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid- October. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), effective January 1, 2001 and the Company's Texas HMO health care operations were reclassified as discontinued operations.

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

                                                            September 30,     December 31,
                                                                 2003             2002
                                                          ----------------  ----------------
  (In thousands)
ASSETS
 Cash and Cash Equivalents............................ $              572  $             --
 Investments..........................................              4,107             4,263
 Other Assets.........................................                178               916
 Property and Equipment, Net..........................              4,575            11,967
                                                          ----------------  ----------------
ASSETS OF DISCONTINUED OPERATIONS.....................              9,432            17,146
                                                          ----------------  ----------------
LIABILITIES
 Accounts Payable and Other Liabilities...............              2,767             9,059
 Medical Claims Payable...............................                425             1,754
 Mortgage Loan........................................                 --            14,961
                                                          ----------------  ----------------
LIABILITIES OF DISCONTINUED OPERATIONS................              3,192            25,774
                                                          ----------------  ----------------
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS... $            6,240  $         (8,628)
                                                          ================  ================

The assets and liabilities above do not include an intercompany liability of $50.1 million from Texas Health Choice, L.C., ("TXHC") to Sierra at September 30, 2003. The liability is partially secured by certain of the TXHC land and buildings and has been eliminated upon consolidation.

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

During the third quarter of 2003, TXHC sold one of the four remaining real estate properties for a net loss of $300,000. Subsequent to September 30, 2003, TXHC sold another of the remaining properties at its net book value. As of October 31, 2003, two properties remain to be sold.

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                            2003             2002               2003            2002
                                                      ---------------  ---------------    ---------------  --------------
  (In thousands)
Operating Revenues.................................. $           111  $            84    $           182  $        3,837
                                                      ---------------  ---------------    ---------------  --------------

 Medical Expenses...................................             (70)          (2,165)            (1,521)         (5,975)
 General and Administrative Expenses, Net...........             254              705               (146)          9,352
 Interest Expense and Other, Net
   (including rental income)........................            (503)          (1,423)            (3,160)         (2,507)
                                                      ---------------  ---------------    ---------------  --------------
 Total Expenses, Net................................            (319)          (2,883)            (4,827)            870
                                                      ---------------  ---------------    ---------------  --------------
 Income from Discontinued Operations Before Taxes...             430            2,967              5,009           2,967
 Income Tax Provision...............................            (179)          (1,039)            (1,779)         (1,039)
                                                      ---------------  ---------------    ---------------  --------------
 Net Income from Discontinued Operations............ $           251  $         1,928    $         3,230  $        1,928
                                                      ===============  ===============    ===============  ==============

The operating revenues of $111,000 and $182,000 for the three and nine months ended September 30, 2003, respectively, are all related to investment income compared to investment income of $37,000 and $116,000 for the three and nine months ended September 30, 2002, respectively. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

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

The Company continually evaluates its remaining liabilities and makes adjustments as appropriate. During the second quarter of 2002, the medical claims run out had been favorable compared with the Company's original projection and the legal and other costs were estimated to be higher than originally anticipated. As a result, during the second quarter, the Company reduced its medical claims payable and medical expenses by $5.0 million and increased its estimate of legal, restitution and other exit related costs by $5.0 million.

During the third and fourth quarters of 2002, the Company had favorable development in both medical claims and legal, restitution and other exit related costs. As a result, the Company reduced its estimate of medical claims payable by $4.8 million and legal, restitution and other exit related costs by $4.2 million.

In the first quarter of 2003, the Company made a further adjustment due to continued favorable development. The Company's estimate for medical claims payable was reduced by $1.4 million and legal, restitution and other exit related costs and the related accruals were reduced by $1.9 million. Included in the $1.9 million reduction is $1.2 million that had been originally recorded as a charge in the third quarter of 2001 and is presented in the table below. In the second quarter of 2003, the Company determined that it needed to increase its legal and restitution accruals by approximately $500,000. In the third quarter of 2003, the Company incurred favorable development relative to legal, restitution and other exit costs and the related accruals were reduced by $1.6 million.

The table below presents a summary of current activity of the discontinued Texas HMO health care operations' charge recorded in the third quarter of 2001.

                                 Restructuring     Premium
                                      and        Deficiency
                                 Reorganization  Maintenance    Total
                                 --------------  -----------  ---------
  (In thousands)
Balance, January 1, 2002....... $        4,294  $       570  $   4,864
Charges recorded...............             --           --         --
Cash used......................         (2,490)        (570)    (3,060)
Non-cash activity..............         (4,222)          --     (4,222)
Changes in estimate............          5,000           --      5,000
                                 --------------  -----------  ---------
Balance, December 31, 2002.....          2,582           --      2,582
Charges recorded...............             --           --         --
Cash used......................           (786)          --       (786)
Non-cash activity..............           (523)          --       (523)
Changes in estimate............         (1,150)          --     (1,150)
                                 --------------  -----------  ---------
Balance, September 30, 2003.... $          123  $        --  $     123
                                 ==============  ===========  =========

The remaining restructuring and reorganization costs of $123,000 are primarily due to various exit related costs. Management believes that the remaining reserves, as of September 30, 2003, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations.

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

The following are the unaudited assets and liabilities of the discontinued operations of CII:

                                                       September 30,     December 31,
                                                            2003             2002
                                                     ----------------  ----------------
  (In thousands)
ASSETS
Cash and Cash Equivalents.......................... $         44,166  $         23,060
Investments........................................          267,895           287,242
Reinsurance Recoverable............................          175,378           189,409
Property and Equipment, Net........................            1,611             2,167
Other Assets.......................................           69,774            46,034
                                                     ----------------  ----------------
TOTAL ASSETS.......................................          558,824           547,912
                                                     ----------------  ----------------

LIABILITIES
Accounts Payable and Other Accrued Expenses........           59,356            30,989
Senior Debentures..................................               --            16,765
Reserve for Loss and Loss Adjustment Expenses......          418,038           427,192
                                                     ----------------  ----------------
TOTAL LIABILITIES..................................          477,394           474,946
                                                     ----------------  ----------------
NET ASSETS OF DISCONTINUED OPERATIONS.............. $         81,430  $         72,966
                                                     ================  ================

All intercompany notes receivable/payable have been eliminated upon consolidation.

The following are the unaudited condensed statements of operations of the discontinued operations of CII:

                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                              ----------------------------------    --------------------------------
                                                    2003              2002               2003             2002
                                              ----------------  ----------------    ---------------  ---------------
  (In thousands)
OPERATING REVENUES:
Specialty Product Revenues.................. $         25,455  $         46,983    $        97,499  $       132,294
Investment and Other Revenues...............            1,616             3,046              8,916            9,557
                                              ----------------  ----------------    ---------------  ---------------
    Total Revenues..........................           27,071            50,029            106,415          141,851
                                              ----------------  ----------------    ---------------  ---------------

OPERATING EXPENSES:
Specialty Product Expenses..................           27,480            51,493            114,227          142,883
Interest Expense and Other
  (Income) Expense, Net.....................              (63)              (80)              (914)            (190)
                                              ----------------  ----------------    ---------------  ---------------
    Total Operating Expenses................           27,417            51,413            113,313          142,693
                                              ----------------  ----------------    ---------------  ---------------

Loss from Discontinued
   Operations Before Income Tax ............             (346)           (1,384)            (6,898)            (842)

Income Tax Benefit..........................              125             1,126              3,047              803
                                              ----------------  ----------------    ---------------  ---------------
Net Loss from Discontinued
   Operations............................... $           (221) $           (258)   $        (3,851) $           (39)
                                              ================  ================    ===============  ===============

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

During the nine months ended September 30, 2003 and 2002, the Company experienced net adverse loss development on prior years of $13.4 million and $10.8 million, respectively. The net adverse loss development recorded was largely attributable to higher costs per claim, or claim severity, in California. Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity include rising average temporary disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical control of a claimant's treatment.

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

On June 3, 2003, CII called the outstanding 9½% senior debentures and redeemed them at the applicable premium of 102.5% along with all outstanding accrued interest. The transaction resulted in a gain of $1.4 million, or $1.3 million net of tax.

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

8. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                               --------------------------------    --------------------------------
                                                    2003             2002               2003             2002
                                               ---------------  ---------------    ---------------  ---------------
  (In thousands, except per share data)

Income from continuing operations............ $        22,177  $        12,394    $        58,115  $        30,079
Income (loss) from discontinued operations...              30            1,669               (621)           1,888
                                               ---------------  ---------------    ---------------  ---------------
Net income................................... $        22,207  $        14,063    $        57,494  $        31,967
                                               ===============  ===============    ===============  ===============
Earnings per common share:
Income from continuing operations............ $          0.78  $          0.42    $          2.05  $          1.05
Income (loss) from discontinued operations...              --             0.06              (0.02)            0.07
                                               ---------------  ---------------    ---------------  ---------------
Net income................................... $          0.78  $          0.48    $          2.03  $          1.12
                                               ===============  ===============    ===============  ===============
Earnings per common share assuming dilution:
Income from continuing operations............ $          0.72  $          0.39    $          1.90  $          0.97
Income (loss) from discontinued operations...              --             0.05              (0.02)            0.06
                                               ---------------  ---------------    ---------------  ---------------
Net income................................... $          0.72  $          0.44    $          1.88  $          1.03
                                               ===============  ===============    ===============  ===============

Weighted average common shares outstanding...          28,423           29,166             28,265           28,489
Dilutive options outstanding.................           2,352            2,346              2,174            2,261
Restricted shares outstanding................             122              244                122              244
Weighted average common shares outstanding     ---------------  ---------------    ---------------  ---------------
   assuming dilution.........................          30,897           31,756             30,561           30,994
                                               ===============  ===============    ===============  ===============

Stock options to purchase 262,000 and 281,000 shares for the three months ended September 30, 2003 and 2002, respectively, and 293,000 and 331,000 shares for the nine months ended September 30, 2003 and 2002, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per share. Also excluded was the effect of the Company's senior convertible debentures as they were not dilutive. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc. common stock, upon certain conditions including the sale price of Sierra's common stock exceeding 120% of the conversion price at specified times. This conversion rate, which is adjustable, initially represents a conversion price of $18.29 per share.

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------    --------------------------------
                                                         2003             2002               2003             2002
                                                   ---------------  ---------------    ---------------  ---------------
  (In thousands)
Net Income ...................................... $        22,207  $        14,063    $        57,494  $        31,967
Change in Unrealized Holding Gain
  on Available-for-Sale Investments, net of tax..          (1,400)           6,555             (1,435)           7,667
Change in Minimum Pension Liability, net of tax..            (566)              --               (360)              --
                                                   ---------------  ---------------    ---------------  ---------------
Comprehensive Income ............................ $        20,241  $        20,618    $        55,699  $        39,634
                                                   ===============  ===============    ===============  ===============

  SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations and military health services operations. The managed care and corporate operations segment includes managed health care services provided through HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations.

The military health services segment administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1, through Sierra Military Health Services, Inc., or SMHS. The Company allocates a portion of the general and administrative expenses of the corporate operations to SMHS. SMHS completed the last year of a five-year contract in May 2003. SMHS is currently in the first year of the contract extension which can be up to four additional years at the government's sole option on a year-to-year basis. Earlier this year, the Department of Defense, or DoD, procured bids for managed care services under the TRICARE Next Generation, or T-Nex, contract, in a combined and larger North Region (covering Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, West Virginia and North Carolina in addition to the areas that make up Region 1 which we currently serve). SMHS submitted a bid to the DoD for the North Region T-Nex contract and was notified that they were not selected as a T-Nex contractor. SMHS has filed a protest of the contract award with the General Accounting Office and anticipates receiving a decision on the protest by the end of the fourth quarter. Based on the current timetable set by the DoD, the new contractor is scheduled to be fully operational in Region 1 by the end of the third quarter of 2004. The new contract supersedes the remainder of the contract extension SMHS negotiated with the DoD. Once the new contractor is fully operational, SMHS would commence wind down operations for a period of approximately six months at substantially reduced revenues than under the current TRICARE Region 1 contract.

Due to the classification of the workers' compensation insurance operations as discontinued operations in 2002, all amounts presented have been recast to conform with the two segment presentation at September 30, 2003.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                Managed Care     Military Health
                                                and Corporate       Services
                                                 Operations        Operations         Total
                                              -----------------  ---------------  -------------
  (In thousands)
Three Months Ended September 30, 2003
Medical Premiums............................ $         242,875  $            --  $     242,875
Military Contract Revenues..................                --          132,788        132,788
Professional Fees...........................             8,984               --          8,984
Investment and Other Revenues...............             3,979              611          4,590
                                              -----------------  ---------------  -------------
   Total Revenue............................ $         255,838  $       133,399  $     389,237
                                              =================  ===============  =============

Segment Operating Profit.................... $          30,745  $         4,433  $      35,178
Interest Expense............................            (1,228)             (67)        (1,295)
Other Income (Expense), Net.................                56               44            100
                                              -----------------  ---------------  -------------
Income from Continuing Operations
   Before Income Taxes...................... $          29,573  $         4,410  $      33,983
                                              =================  ===============  =============

Three Months Ended September 30, 2002
Medical Premiums............................ $         217,995  $            --  $     217,995
Military Contract Revenues..................                --          100,366        100,366
Professional Fees...........................             7,819               --          7,819
Investment and Other Revenues...............             4,213              624          4,837
                                              -----------------  ---------------  -------------
   Total Revenue............................ $         230,027  $       100,990  $     331,017
                                              =================  ===============  =============

Segment Operating Profit.................... $          16,664  $         4,361  $      21,025
Interest Expense............................            (1,580)             (54)        (1,634)
Other Income (Expense), Net.................                98              145            243
                                              -----------------  ---------------  -------------
Income from Continuing Operations
   Before Income Taxes...................... $          15,182  $         4,452  $      19,634
                                              =================  ===============  =============

Nine Months Ended September 30, 2003
Medical Premiums............................ $         717,097  $            --  $     717,097
Military Contract Revenues..................                --          352,632        352,632
Professional Fees...........................            27,403               --         27,403
Investment and Other Revenues...............            13,138            1,442         14,580
                                              -----------------  ---------------  -------------
   Total Revenue............................ $         757,638  $       354,074  $   1,111,712
                                              =================  ===============  =============

Segment Operating Profit.................... $          83,784  $         9,965  $      93,749
Interest Expense............................            (4,248)            (197)        (4,445)
Other Income (Expense), Net.................              (649)             406           (243)
                                              -----------------  ---------------  -------------
Income from Continuing Operations
   Before Income Taxes...................... $          78,887  $        10,174  $      89,061
                                              =================  ===============  =============

Nine Months Ended September 30, 2002
Medical Premiums............................ $         636,047  $            --  $     636,047
Military Contract Revenues..................                --          279,560        279,560
Professional Fees...........................            23,045               --         23,045
Investment and Other Revenues...............            11,372            1,709         13,081
                                              -----------------  ---------------  -------------
   Total Revenue............................ $         670,464  $       281,269  $     951,733
                                              =================  ===============  =============

Segment Operating Profit.................... $          39,922  $        12,424  $      52,346
Interest Expense............................            (6,316)            (152)        (6,468)
Other Income (Expense), Net.................               (91)             228            137
                                              -----------------  ---------------  -------------
Income from Continuing Operations
   Before Income Taxes...................... $          33,515  $        12,500  $      46,015
                                              =================  ===============  =============

11. INVESTMENTS

Investments consist principally of U.S. Government and its agencies' securities and municipal bonds, as well as corporate and mortgage-backed securities. At September 30, 2003, over 90% of the Company's portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. All of the held-to-maturity investments are part of the discontinued workers' compensation operations. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date. The Company does not believe it has any other than temporary investment impairments.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2002, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2002 annual report on Form 10-K/A filed with the Securities and Exchange Commission on August 15, 2003, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine month periods ended September 30, 2003 and 2002, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in our 2002 annual report on Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities. See "Forward-Looking Statements" and "Risk Factors" under Item 1 of our 2002 annual report on Form 10-K/A.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2002 annual report on Form 10-K/A. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," "continue," and other similar terms and phrases, including all references to assumptions.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and in disclosing our contingent assets and liabilities. Our most significant accounting estimates are for our premium allowance, the liability for medical claims payable, military contract revenues and expenses, investment impairment, litigation and legal accruals, reserve for losses and loss adjustment expense, or LAE, reinsurance recoverables, deferred tax assets and liabilities and the net realizable value on disposal of the CII workers' compensation operations. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual future results, however, may materially differ from our calculated estimates and this difference would be reported in our then current operations.

For a more detailed description of our critical accounting policies and estimates, see Item 7 of our 2002 annual report on Form 10-K/A and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2002 annual report on Form 10-K/A filed on August 15, 2003.

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

Total Operating Revenues increased approximately 17.6% to $389.2 million from $331.0 million for 2002.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $24.9 million
  An increase in military contract revenues of $32.4 million
  An increase in professional fees of $1.2 million
  A decrease in investment and other revenues of $200,000

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $218.0 million to $242.9 million, an increase of $24.9 million or 11.4%. The $24.9 million increase in premium revenue reflects a 7.2% increase in Medicare member months (the number of months individuals are enrolled in a plan), an 11.8% increase in Medicaid member months and a 6.6% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased on average 10% to 12% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 10%. Managed indemnity rates on renewing groups increased approximately 9%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 2.4% due primarily to an increase in the Social HMO membership as a percentage of our total Medicare membership.

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

Military Contract Revenues increased from $100.4 million to $132.8 million, an increase of $32.4 million or 32.3%. The increase in revenue is primarily the result of increased eligible beneficiaries resulting from the call up of reservists in Region 1 and their family members who are eligible for the TRICARE program after 30 days, additional TRICARE change orders and the positive impact of the first year of our contract extension which began June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract.

Sierra Military Health Services, Inc., or SMHS, completed the last year of a five-year contract in May 2003. It is currently in the first year of the contract extension which can be up to four additional years at the government's sole option on a year-to-year basis. Earlier this year the Department of Defense, or DoD, procured bids for managed care services under the TRICARE Next Generation, or T-Nex, contract in a combined and larger North Region (covering Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, West Virginia and North Carolina in addition to the areas that make up Region 1 which we currently serve). SMHS submitted a bid to the DoD for the T-Nex contract for the North Region on January 29, 2003, with Sierra as a proposed guarantor. SMHS has been notified that they were not selected as a T-Nex contractor and has filed a protest of the contract award with the General Accounting Office and anticipates receiving a decision on the protest by the end of the fourth quarter. Based on the current timetable set by the DoD, the new contractor is scheduled to be fully operational in Region 1 by the end of the third quarter of 2004. The new contract supersedes the remainder of the contract extension we have negotiated with the DoD under our current TRICARE Region 1 contract.

Should SMHS not prevail in its protest, it is expected that it will continue full operations until at least September 2004, followed by a phase out of its activities for a period of approximately six months at substantially reduced revenues. For more detail on SMHS' results of operations see Note 10, Segment Reporting, in the Notes to the Condensed Consolidated Financial Statements.

Professional Fees increased from $7.8 million to $9.0 million, an increase of $1.2 million, or 14.9% as a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in related services performed by our other provider subsidiaries.

Investment and Other Revenues decreased from $4.8 million to $4.6 million, a decrease of $200,000 or 5.1%. Investment revenues decreased due to losses on our deferred compensation plan assets and a decrease in revenues associated with administrative services. Investment and other revenues now include the revenue associated with administrative services, which were previously reported as part of specialty product revenues.

Medical Expenses increased from $179.0 million to $191.2 million, an increase of $12.2 million or 6.9%. The increase is due primarily to our increased membership which is in part offset by a lower medical care ratio. Medical expenses as a percentage of medical premiums and professional fees decreased to 75.9% from 79.3%. The favorable decrease is primarily due to premium yields in excess of cost and utilization increases. Our medical claims payable liability requires us to make significant estimates.

We contract with hospitals, physicians and other independently contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses of $26.1 million and $23.0 million, or 13.7% and 12.9%, of our total medical expenses for the three months ended September 30, 2003 and 2002, respectively.

During the third quarter of 2002, we entered into a new hospital contract. With this new contract, which began October 1, 2002, we hold some form of contracted provider relationship with every hospital in the Las Vegas area.

Military Contract Expenses increased from $96.6 million to $129.0 million, an increase of $32.4 million or 33.5%. The increase is consistent with the increase in revenues discussed previously and includes $3.8 million in T-Nex related costs for 2003. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 704,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, decreased from $34.4 million to $33.8 million, a decrease of approximately $600,000 or 1.6%. G&A expenses decreased due to decreases in advertising and payroll related expenses. As a percentage of revenues, G&A expenses were 8.7% for 2003, compared to 10.4% in 2002. As a percentage of medical premium revenue, G&A expenses were 13.9% for 2003, compared to 15.8% for 2002. G&A expenses now include the expenses associated with certain administrative services which were previously reported as part of specialty product expenses.

Interest Expense decreased from $1.6 million to $1.3 million, a decrease of approximately $300,000 or 20.7%. Interest expense related to the sale-leaseback transaction decreased by approximately $300,000 as the remaining buildings qualified as a sale during 2002. The decrease in the interest expense related to our revolving credit facility was primarily offset by an increase in interest related to the new senior convertible debentures. We currently incur a fee of 0.375% on the unused portion of our new revolving credit facility.

Other Income (Expense), Net resulted in income of approximately $100,000 for 2003 compared to income of approximately $200,000 for 2002.

Provision for Income Taxes was recorded at $11.8 million for 2003 compared to $7.2 million for 2002. The effective tax rate for 2003 was 34.7% compared to 36.9% for 2002. Our effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net income from discontinued operations for 2003 was approximately $30,000 compared to $1.7 million for 2002. The Texas HMO health care operations had net income of approximately $250,000 for 2003, which was offset by a net loss on the CII workers' compensation operations of $220,000.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2003 was primarily due to a decrease in litigation accruals of approximately $1.6 million partially offset by an additional valuation allowance on the remaining real estate of $1.2 million. The combined adjustments resulted in income from the discontinued Texas HMO health care operations of $430,000 pre-tax or net income of approximately $250,000.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2003 had a net loss of $220,000. We are continuing to operate the business until a disposal occurs.

Net earned premiums decreased by $21.5 million or 45.8% due primarily to a decrease in direct earned premiums of $18.8 million, an increase in ceded reinsurance premiums of $2.2 million and a decrease in assumed premiums of approximately $500,000. We have been increasing our premium rates, especially in California, where we have experienced significant adverse loss development on prior accident years. In addition, we are becoming more selective in the types of accounts we insure. In the third quarter of 2003, our average premium rate increase on renewing California policies was approximately 64%, which is in addition to a 48% average premium rate increase in the third quarter of 2002. In other states, our average premium rate increase on renewing policies was approximately 6% in 2003 compared to approximately 12% in 2002.

We continue to implement stricter underwriting guidelines and we believe that our announcement that the workers' compensation insurance business was reclassified to discontinued operations has negatively impacted our premium production. These factors have limited our ability to retain current business and obtain new business. Premiums in force are an indicator of future written premium trends and represent the total estimated annual premiums of all policies in force at a point in time. Total inforce premiums decreased by 37% from $169.0 million at September 30, 2002 to $105.7 million at September 30, 2003. Premiums in force at September 30, 2003 in California are down $57.8 million or 50% over the comparable 2002 period. Premiums in force in our other states are down by approximately $5.5 million or 11%, primarily in Texas and Colorado.

Investment and other revenue decreased by $1.4 million or 46.9% due to a decrease in the average investment yields during the period.

Expenses decreased in the CII workers' compensation operations by approximately $24.0 million or 46.7%. The decrease is primarily due to the following:

  In 2003, we recorded $4.0 million of net adverse loss development for prior accident years compared to net adverse loss development of $5.5 million recorded in 2002. The net adverse loss development recorded in 2003 was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident year 2002. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and LAE ratio for the 2003 accident year compared to the 2002 accident year was lower by 11.5%, which resulted in a decrease of approximately $2.9 million. The reduction is primarily related to our premium rate increases.

  A $15.8 million reduction in loss and LAE is related to the decrease in net earned premiums in 2003 compared to 2002.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses was approximately $3.8 million.

The net adverse loss development on prior accident years included those years that were covered by our reinsurance agreements. This resulted in an increase in the reinsurance recoverable balance which was then reduced by amounts collected from reinsurers. During the three months ended September 30, 2003, we increased our ceded reserves by $5.4 million and received payments from our reinsurers totaling $11.5 million.

The loss and LAE reserves recorded as of September 30, 2003 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2003 as well as those occurring in accident years prior to 2003. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested to generate investment income.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 107.7% compared to 109.4% for 2002. The decrease was primarily due to a decrease in the policyholders' dividend ratio. Excluding prior accident years' adverse loss development, the combined ratio would have been 92.0% for 2003 and 97.7% for 2002.

In February 2002, California enacted Assembly Bill 749. This new legislation increased benefits paid to injured workers starting January 1, 2003. Increased loss costs, such as benefit increases, are normally built into the rate making process so that premiums are increased to cover the increase in costs. On October 18, 2002, the California Insurance Commissioner approved an increase of 10.5% in pure premium rates for new and renewal policies effective in 2003. In addition, the Commissioner approved a 4.9% increase in pure premium rates for the unexpired terms of policies in force at January 1, 2003. The Commissioner also approved an additional mid year rate increase of 7.2% effective July 1, 2003. Although we have increased our premiums, there is no assurance that our increase will be sufficient to cover the ultimate cost increases or that the estimate of cost increases provided by the Workers' Compensation Insurance Rating Bureau, or WCIRB, (the organization that accumulates premium and loss data for the State of California for rate making purposes) is accurate. Assembly Bill 749 is effective for claims occurring on and after January 1, 2003. However, due to other statutes, certain temporary total disability claims with dates of injury prior to 2003 automatically increased to the new benefit levels effective January 1, 2003.

New California workers' compensation insurance reform legislation was signed into law in September 2003 to address some of the cost drivers that have led to significantly higher workers' compensation insurance premium rates over the past three years. The WCIRB has preliminarily indicated that the reform legislation will reduce the 2004 loss costs by an average of 2.9% to 5.3%. Prior to the enactment of the legislation, the WCIRB had indicated that 2004 loss costs should increase by an average of 12%. We have not adjusted our reserving methods and there is no assurance that our rates will be adequate given the inherent uncertainties in any new legislation.

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

Reinsurance contracts do not relieve us from our obligations to injured workers or policyholders. At September 30, 2003, we had $175.4 million in reinsurance recoverable. We evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We also periodically review the financial strength ratings of our reinsurers to determine if an allowance for uncollectible reinsurance is warranted. As of September 30, 2003, no allowance was established. At September 30, 2003, all of our reinsurers were rated A- or better by Fitch Inc. (7th of 23) and the A.M. Best Company (4th of 16). Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

Total Operating Revenues increased approximately 16.8% to $1.11 billion from $951.7 million for 2002.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $81.1 million

  An increase in military contract revenues of $73.0 million

  An increase in professional fees of $4.4 million

  An increase in investment and other revenues of $1.5 million

Medical Premiums increased from $636.0 million to $717.1 million from our HMO and managed indemnity insurance subsidiaries, an increase of $81.1 million or 12.7%. The $81.1 million increase in premium revenue reflects a 7.3% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 24.2% increase in Medicaid member months and a 3.9% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased on average 10% to 12% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 12%. Managed indemnity rates on renewing groups increased approximately 10%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 3.2% due primarily to the following:

  An increase in the Social HMO membership as a percentage of our total Medicare membership. The Social HMO members have a higher average rate than our other Medicare members. Approximately 96% of our Nevada Medicare members are enrolled in the Social HMO Medicare program which includes our Reno membership which was not part of the Social HMO program in 2002.

  The CMS screening of our Social HMO Medicare membership indicated an increase in risk factors which contributes to higher rates and corresponding increases in medical expenses.

Military Contract Revenues increased from $279.6 million to $352.6 million, an increase of $73.0 million or 26.1%. The increase in revenue is primarily the result of increased eligible beneficiaries resulting from the call up of reservists in Region 1 and their family members who are eligible for the TRICARE program after 30 days, additional TRICARE change orders and the positive impact of the first year of our contract extension which began in June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract.

Professional Fees increased from $23.0 million to $27.4 million, an increase of $4.4 million or 18.9% as a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in other related services performed by our other provider subsidiaries.

Investment and Other Revenues increased from $13.1 million to $14.6 million, an increase of approximately $1.5 million or 11.5%. Investment revenues increased due to higher average invested balances, an increase in net gains on the sale of investments and an increase in revenues associated with administrative services. Investment and other revenues now include the revenue associated with administrative services, which were previously reported as part of specialty product revenues.

Medical Expenses increased from $530.4 million to $572.0 million, an increase of $41.6 million or 7.8%. The increase is due primarily to our increased revenues and associated membership which is in part offset by a lower medical care ratio. Medical expenses as a percentage of medical premiums and professional fees decreased to 76.8% from 80.5%. The favorable decrease is primarily due to premium yields in excess of cost and utilization increases and was partially offset by malpractice cost increases at our medical provider subsidiary. Our medical claims payable liability requires us to make significant estimates.

We contract with hospitals, physicians and other independently contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses of $75.2 million and $65.5 million or 13.1% and 12.3% of our total medical expenses for the nine months ended September 30, 2003 and 2002, respectively.

Military Contract Expenses increased from $268.8 million to $344.1 million, an increase of $75.3 million or 28.0%. The increase is consistent with the increase in revenues discussed previously and includes $8.1 million in T-Nex related costs for 2003. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 704,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 55,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, increased from $100.1 million to $101.8 million, an increase of $1.7 million or 1.7%. G&A expenses increased due to increases in payroll and benefits, and facility lease expense partially offset by a decrease in legal expenses. The increase in facility lease expense is due to the rent payments associated with the sale-leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously, the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. As a percentage of revenues, G&A expenses were 9.2% for 2003, compared to 10.5% in 2002. As a percentage of medical premium revenue, G&A expenses were 14.2% for 2003, compared to 15.7% for 2002. G&A expenses now include the expenses associated with certain administrative services which were previously reported as part of specialty product expenses.

Interest Expense decreased from $6.5 million to $4.4 million, a decrease of $2.1 million or 31.3%. Interest expense related to the sale-leaseback transaction decreased by $2.5 million as the remaining buildings qualified as a sale during 2002. The decrease in the interest expense related to our revolving credit facility was primarily offset by an increase in interest related to the new senior convertible debentures. We currently incur a fee of 0.375% on the unused portion of our new revolving credit facility.

Other Income (Expense), Net resulted in expense of approximately $200,000 compared to income of approximately $100,000 for 2002.

Provision for Income Taxes was recorded at $30.9 million for 2003 compared to $15.9 million for 2002. The effective tax rate for 2003 was 34.7% compared to 34.6% for 2002. Our effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2003 was approximately $600,000 compared to income of approximately $1.9 million for 2002. The Texas HMO health care operations had net income of $3.2 million for 2003, which was offset by a net loss on the CII workers' compensation operations of $3.8 million.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2003 included a pre-tax gain on the early payoff of the remaining Kaiser-Texas mortgage loan of $2.1 million, a net decrease in litigation accruals of $3.0 million and, favorable development in medical claim liabilities of $1.4 million partially offset by a net loss on the sale/write down of real estate of approximately $1.8 million. The combined adjustments resulted in income from the discontinued Texas HMO health care operations of $5.0 million pre-tax or net income of $3.2 million.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2003 had a loss of $6.9 million pre-tax or a net loss of $3.8 million. We are continuing to operate the business until a disposal occurs.

Net earned premiums decreased by $34.8 million or 26.3% due primarily to a decrease in direct earned premiums of $30.3 million and an increase in ceded reinsurance premiums of $5.1 million offset by an increase in assumed premiums of $600,000. We have been increasing our premium rates, especially in California, where we have experienced significant adverse loss development. In addition, we are becoming more selective in the types of accounts we insure. For the first nine months of 2003, our average premium rate increase on renewing California policies was approximately 63%, which is in addition to a 35% average rate increase in the first nine months of 2002. In other states, our average premium rate increase on renewing policies was approximately 8% in 2003 compared to approximately 7% in 2002.

We continue to implement stricter underwriting guidelines and we believe that our announcement that the workers' compensation insurance business was reclassified to discontinued operations has negatively impacted our premium production. These factors have limited our ability to retain current business and obtain new business.

Investment and other revenue decreased by $600,000 or 6.7% due to a decrease in the average investment yields during the period.

Expenses decreased in the CII workers' compensation operations by approximately $29.4 million or 20.6%. The decrease is primarily due to the following:

  In 2003, we recorded $13.4 million of net adverse loss development for prior accident years compared to net adverse loss development of $10.8 million recorded in 2002. The net adverse loss development recorded in 2003 was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident years 1997, 1998, 1999, 2001 and 2002. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and LAE ratio for the 2003 accident year compared to the 2002 accident year was lower by 3.0% which resulted in a decrease of approximately $2.9 million.

  A $25.8 million reduction in loss and LAE is related to the decrease in net earned premiums in 2003 compared to 2002.

  In order to write down the workers' compensation operations to its current estimated realizable value, CII recorded valuation adjustments during 2003, which included the write down of accounts receivable, fixed assets and certain other adjustments totaling $4.0 million.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses was approximately $5.9 million.

  A gain on the redemption of the 9½% senior debentures of $1.4 million pre-tax or $1.3 million net of tax.

The net adverse loss development on prior accident years included those years that were covered by our reinsurance agreements. This resulted in an increase in the reinsurance recoverable balance which was then reduced by amounts collected from reinsurers. During the nine months ended September 30, 2003, we increased our ceded reserves by $24.8 million and received payments from our reinsurers totaling $38.8 million.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 117.6% compared to 107.9% for 2002. The increase was primarily due to the $4.0 million write down, increased net adverse loss development for prior accident years and the decrease in net earned premiums. Excluding the $4.0 million write down, as well as prior accident years' adverse loss development, the combined ratio would have been 99.8% for both 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

For continuing operations, we had cash provided by operating activities of $68.0 million in 2003, compared to $92.5 million in 2002. We received only eight monthly CMS payments during the first nine months of 2003 and 2002. We received the January payments of $29.9 million and $26.8 million in December 2002 and 2001, respectively. When the periods are adjusted to reflect the January monthly payments from CMS, the cash flow from continuing operations is $97.9 million in 2003 compared to $119.3 million in 2002. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period to period comparison of our cash flow from continuing operations. The decrease in cash provided by operating activities in 2003 when compared to 2002 is primarily related to increases in other receivables, an increase in military accounts receivable and net income tax payments of $10.7 million in 2003 compared to net income tax receipts of $13.0 million in 2002. Our business and cash flows could be adversely affected if the timing or amount of the payments we receive from the DoD vary significantly from our expectations.

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

For continuing operations, cash provided by investing activities during 2003 was $29.9 million, compared to a use of cash of $82.0 million in 2002. The 2003 amount included $13.7 million in net capital expenditures compared to $5.0 million in 2002. The net change in investments for the period was a decrease in investments of $43.6 million for 2003, as investments matured or were sold and were converted to cash. For 2002, we used cash from operations to purchase investments for a net increase in investments of $77.0 million.

For continuing operations, cash provided by financing activities during 2003 was $9.9 million, compared to cash used of $13.2 million in 2002. The 2003 amount included net payments of $60.0 million on the revolving credit facility compared to $39.0 million in 2002. In addition, in 2003 we received $115.0 million in proceeds from the sale of our senior convertible debentures and $1.3 million from proceeds of other long-term debt. These proceeds were offset by debt issue costs of $5.8 million. Proceeds from the issuance of stock in connection with stock plans were $12.6 million in 2003, compared to $10.2 million in 2002. We used cash of $52.8 million to purchase treasury stock during the first nine months of 2003 while no treasury stock purchases were made during 2002.

Discontinued operations used cash of $25.0 million in 2003, compared to $37.9 million in 2002. Cash used in 2003 was primarily for the payoff of the remaining Kaiser-Texas mortgage loan for $11.3 million and the redemption of the outstanding 9½% senior debentures for $15.3 million. Cash used in 2002 was primarily for the run out of claims and other legal and restitution related items. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, we believe we have adequate funds available and the ability to invest, should we be required to do so, adequate funds in Texas to meet the anticipated obligations for our former members' health care claims.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (1) the sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (2) the debentures are called for redemption; (3) there is an event of default with respect to the debentures; or (4) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by us for cash beginning on or after March 20, 2008.

The debentures were sold to Banc of America Securities LLC, Credit Lyonnais Securities (USA), Inc., and U.S. Bancorp Piper Jaffray, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act, and were offered and resold to "qualified institutional buyers" under Rule 144A of the Securities Act. We filed a registration statement under the Securities Act to permit registered resales of the debentures and the common stock into which the debentures are convertible. This registration statement was declared effective by the Securities and Exchange Commission on August 29, 2003.

The aggregate offering price of the debentures was $115.0 million, 100% of the principal amount thereof. The purchase price paid to the Company by the initial purchasers was the initial offering price less a discount of $3.5 million or 3.0% of the principal amount of the debentures. The Company used the net proceeds of the offering to repay the $39.0 million outstanding under the then existing credit facility and to contribute $35.0 million to SMHS. The Company also used $19.9 million of the proceeds to purchase 1.6 million shares of the Company's common stock under its repurchase program. The remainder of the net proceeds were used for working capital and general corporate purposes including additional share repurchases.

New Credit Facility

On March 3, 2003, we entered into a new $65.0 million revolving credit facility which replaced the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility is initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. We have not yet utilized this facility.

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

The new revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, repurchase our common stock or make capital expenditures and otherwise restricts certain corporate activities. In addition, we are required to comply with specified financial ratios as set forth in the new credit agreement. We believe that we are in compliance with all covenants of the new credit agreement.

Sierra Share Repurchase Program

As of September 30, 2003, our Board of Directors had authorized a program for the repurchase of up to 4.6 million shares of our common stock. Through September 30, 2003, we had purchased, at prevailing prices in the open market by block purchase or private transactions, 3.5 million shares for $52.8 million. From October 1 to October 28, 2003, we repurchased an additional 310,000 shares for $6.5 million. On October 28, 2003, we announced that our Board of Directors had authorized us to purchase an additional 3.0 million shares of our common stock. As of October 28, 2003, we are now authorized to purchase approximately 3.8 million shares of our common stock.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $36.1 million at September 30, 2003. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain deposits and net worth of at least $1.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $173.3 million in cash and cash equivalents held at September 30, 2003, including discontinued operations, $44.7 million was held by discontinued operations, and of the remainder, $49.4 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at September 30, 2003. The amounts below represent the entire payment, principal and interest, on our outstanding obligations.

                                            Long-Term   Capital   Operating
                                              Debt      Leases     Leases      Total
                                            ---------  ---------  ---------  ---------
  (In thousands)
Continuing Operations
------------------------
Payments due within 12 months............. $   2,705  $     105  $  17,719  $  20,529
Payments due in 13 to 36 months...........     5,368         61     34,063     39,492
Payments due in 37 to 60 months...........     6,155         61     31,742     37,958
Payments due in more than 60 months.......   152,814        131    110,126    263,071
                                            ---------  ---------  ---------  ---------
     Total Continuing Operations.......... $ 167,042  $     358  $ 193,650  $ 361,050
                                            =========  =========  =========  =========
Discontinued Operations
------------------------
Payments due within 12 months............. $      --  $     235  $     823  $   1,058
Payments due in 13 to 36 months...........        --         --      1,415      1,415
Payments due in 37 to 60 months...........        --         --      1,094      1,094
Payments due in more than 60 months.......        --         --         85         85
                                            ---------  ---------  ---------  ---------
     Total Discontinued Operations........ $      --  $     235  $   3,417  $   3,652
                                            =========  =========  =========  =========

Included in long-term debt payments for continuing operations are the $115.0 million 2¼% senior convertible debentures along with the associated interest payments. The debentures are due March 2023 but holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain events including a change in control and the sale price of our common stock trading in excess of 120% of the conversion price during certain periods.

Recent Accounting Pronouncements

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

Ratings

Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of Sierra's continuing HMO and insurance subsidiaries are as follows:

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

  Standard and Poors Corp., "B+" (Speculative, 12th of 23); and

  Fitch, Inc., "BB" (Speculative, 14 th of 22).

  The ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders and debenture holders and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures. Neither of the ratings on our debentures are investment grade. A rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the rating agency. Each individual rating should be evaluated independently of any other rating.

  Other

  We have a 2003 capital budget of $30.9 million of which we have spent $16.7 million through September 30, 2003. We no longer expect to spend all of our 2003 capital budget this year. We are limited in the amount of capital expenditures we can make by our new revolving credit facility. The 2003 planned expenditures are primarily for medical equipment, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above and debt service. We believe that our existing working capital, operating cash flow and, if necessary, equipment leasing, divestitures of certain non-core assets and amounts available under our credit facility should be sufficient to fund our capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

  We had a $25.0 million interest-rate swap agreement which expired on September 30, 2003. The original intent of the agreement was to keep our interest rate on $25.0 million of the credit facility relatively fixed. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," we had reported the interest-rate swap agreement at its fair value.

  In the second quarter of 1997, our Board of Directors authorized a $3.0 million loan from us to our Chief Executive Officer, or CEO. In April 2000, our Board of Directors authorized an additional $2.5 million loan from us to our CEO. In the second quarter of 2001, our Board of Directors approved a loan amendment which extended the maturity of the principal balance along with accrued interest to December 31, 2003. During the nine months ended September 30, 2003 and during 2002 and 2001, our CEO made payments of $360,000, $1.0 million and $898,000, respectively. As of September 30, 2003, the aggregate principal balance outstanding and accrued interest for both instruments was $4.0 million. All amounts borrowed bear interest at a rate equal to our current borrowing rate under our revolving credit facility plus 10 basis points. The amounts outstanding are collateralized with certain of the CEO's assets and rights to compensation from us.

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

  While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the pre-emption of state laws provided by the Employee Retirement Income Security Act, or ERISA, which regulates insured and self-insured health care coverage plans offered by employers, would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

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

  In addition to the items described above, we urge you to review carefully the section "Risk Factors" in our 2002 annual report on Form 10-K/A for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements" and "Risk Factors" under Item 1.

  The following table presents our membership as of September 30, 2003 and 2002:

                                               Number of Members at September 30,
                                              -----------------------------------
                                                     2003              2002
                                              -----------------  ----------------
Continuing Operations:
-------------------------
HMO
  Commercial................................           199,400           185,800
  Medicare..................................            50,400            47,100
  Medicaid..................................            38,800            34,900
Managed Indemnity...........................            23,700            26,700
Medicare Supplement.........................            17,900            19,900
Administrative Services.....................           191,800           219,600
TRICARE Eligibles...........................           704,300           662,300
                                              -----------------  ----------------
Total Members...............................         1,226,300         1,196,300
                                              =================  ================

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of September 30, 2003, we had unrealized holding gains on available for sale investments of $6,000, net of tax, compared to $1.4 million, net of tax, at December 31, 2002. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

  As of September 30, 2003, we had outstanding $115.0 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our new $65 million revolving credit facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%; we have not yet utilized this facility.

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

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. Also included in such litigation are claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss cannot be reasonably estimated but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

  SMHS submitted a bid to the DoD for the North Region T-Nex contract on January 29, 2003, with Sierra as a proposed guarantor. SMHS was notified on August 21, 2003 that its bid to be the TRICARE North Region contractor was unsuccessful. On August 27, 2003 representatives from Sierra and SMHS met with representatives from the DoD to discuss the evaluation process used to award the contract and the evaluation findings. Subsequently, SMHS determined there were serious and material errors in the evaluation process and findings warranting SMHS to file a formal protest with the Comptroller General of the United States General Accounting Office. SMHS anticipates receiving a decision on the protest by the end of the fourth quarter of 2003.

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

  (b) Reports on Form 8-K

  Current Report on Form 8-K, dated July 24, 2003, with the Securities and Exchange Commission reporting operating results for the quarter ended June 30, 2003.

  Current Report on Form 8-K, dated August 21, 2003, with the Securities and Exchange Commission announcing that Sierra Military Health Services was not awarded the contract for the TRICARE North Region.

  Current Report on Form 8-K, dated August 27, 2003, with the Securities and Exchange Commission announcing the Company's participation in a health care conference on September 9, 2003.

  Current Report on Form 8-K, dated September 2, 2003, with the Securities and Exchange Commission announcing that the Company had filed a formal protest of the recent award of Managed Care Support Services Contracts by the United States Department of Defense (DoD) with the Comptroller General of the United States General Accounting Office (GAO) on Friday, August 29, 2003.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

  Date: November 6, 2003