Form 10-K
period 2003-12-31
SIERRA HEALTH SERVICES INC
filed 2004-03-05
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003 was $554,306,000.

      The number of shares of the registrant's common stock outstanding on February 27, 2004 was 27,046,000.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT Portions of the registrant's definitive proxy statement for its 2003 Annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.	WHERE INCORPORATED Part III

Sierra Health Services, Inc.
2003 Annual Report on Form 10-K

TABLE OF CONTENTS

i

PART I

ITEM 1. BUSINESS

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

  managed indemnity plans;

  a subsidiary that administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1 (consisting of approximately 707,000 eligible individuals as of December 31, 2003, in Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Washington, D.C.);

  ancillary products and services that complement our managed health care product lines; and

  a third-party administrative services program for employer-funded health benefit plans and self-insured workers' compensation plans.

Required financial information by business segment is set forth in Note 19 of the Notes to the Consolidated Financial Statements. Unless otherwise indicated, information presented in this 2003 Form 10-K is for continuing operations and excludes the discontinued Texas HMO health care operations and workers' compensation insurance operations.

Managed Care Products and Services

The primary types of health care coverage offered by our subsidiaries are HMO plans, HMO Point of Service, or POS, plans, and managed indemnity plans, which include a managed indemnity preferred provider organization, or PPO, option. As of December 31, 2003, we provided HMO products to approximately 292,000 members. We also provided managed indemnity products to approximately 25,000 members, Medicare supplement products to approximately 18,000 members, and administrative services to approximately 193,000 members. Medical premiums accounted for approximately 65% of total revenues from continuing operations in 2003.

Health Maintenance Organizations. We operate a mixed model HMO in Las Vegas, Nevada, in which we use our own multi-specialty medical group as well as a network of independent contracted providers. We also operate a network model HMO in Reno, Nevada. Independent contracted primary care physicians and specialists for our HMO are compensated on a capitation or modified fee-for-service basis. Contracts with our primary hospitals are on a discounted per diem or diagnosis related group, or DRG, basis. Members receive a wide range of coverage after paying a co-payment and are eligible for preventive care coverage.

Our commercial plans offer traditional HMO benefits and POS benefits. At December 31, 2003, we had approximately 202,000 commercial members. Based on data provided by the Nevada State Health Division as of September 30, 2003, we maintain approximately 62% of the Nevada, and approximately

76% of the Las Vegas, commercial HMO market share. In southern Nevada, HMOs have a market penetration of under 17%.

We also offer a Medicare risk product that we market directly to Medicare-eligible beneficiaries. The monthly payment we receive for Medicare members is determined by a formula established by Federal law. As of December 31, 2003, we had approximately 51,000 Medicare members of which approximately 49,000 were enrolled in the Social HMO, which is discussed below.

In addition, as of December 31, 2003, we had approximately 39,000 members enrolled in our HMO Medicaid risk products. To enroll in these products, an individual must be eligible for Medicaid benefits in the state of Nevada. We receive a monthly fee for each Medicaid member enrolled by the state's managed care division and we also receive a per case fee for each Medicaid eligible newborn delivery.

Social Health Maintenance Organization. In 1996, we entered into a Social HMO II contract with the Centers for Medicare and Medicaid Services, or CMS, pursuant to which a large portion of our Medicare risk members receive certain expanded benefits for which we receive additional revenues. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on our eligible Medicare members. The additional benefits include, among other things, assisting the eligible Medicare members with activities of daily living such as bathing, dressing and walking. The members who receive these benefits, as identified by the health risk assessments, are those who currently have difficulty performing activities of daily living functions because of a health problem or physical disability.

Effective January 2004, CMS has revised the payment factors for Medicare members to include a risk adjustment methodology and a frailty adjuster that uses measures of functional impairment to predict expenditures. Under the new payment methodology, in 2004, we will be paid 90% based on the current payment approach and 10% based on the new approach. CMS has preliminarily indicated that the payment methodology will be completely transitioned to the new approach in 2008. The Social HMO program was due to expire at the end of 2003; however, CMS administratively extended the Social HMO program for one year, through 2004. Continuation of this program is under consideration, but there is no guarantee at this time that the Social HMO contract will be renewed beyond 2004. If the Social HMO contract is not renewed beyond 2004, we would seek to transfer the members into one of our traditional Medicare plans. This transfer would allow for the continuity of care for our members but without the additional Social HMO specific benefits that are currently available to them. If the reimbursement for these members decreases significantly and related benefit changes are not made timely, there could be a materially adverse effect on our business. Continued Medicare medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

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

During 2003, we provided managed indemnity, accidental death and disability and/or Medicare supplement services to individuals in California, Colorado, Iowa, Louisiana, Nevada and Texas. As of December 31, 2003, our managed indemnity subsidiary was licensed in a total of 44 states and the District of Columbia.

Ancillary Medical Services. Most of our managed health care services in Clark County and surrounding rural areas are provided through our independent contracted network of approximately 2,300 providers and 28 hospitals. These Nevada networks include our affiliated multi-specialty medical group, which provides medical services to approximately 75% of our southern Nevada HMO members and employs approximately 200 primary care and other providers in various medical specialties. Through our affiliates the following services are offered: three urgent care centers; home health care; hospice care; behavioral health care; home infusion; oxygen and durable medical equipment; a free-standing ambulatory surgery center; radiology; and occupational medicine.

These services are provided to members of our HMO, managed indemnity, fee-for-service and administrative service plans. As of December 31, 2003, mental health and substance abuse services were provided to approximately 212,000 participants.

We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

Administrative Services. Our administrative services products provide, among other things, PPO network access and utilization review services to large employer groups that are usually self-insured. As of December 31, 2003, approximately 193,000 members were enrolled in our health administrative services plans. In addition, we provide administration services for self-insured workers' compensation plans. The revenues and expenses for these services are included in investment and other revenues and in general and administrative expenses, respectively, in the Consolidated Statements of Operations.

Military Contract Services

Sierra Military Health Services, Inc., or SMHS. Pursuant to a triple-option health benefits contract, known as TRICARE, with the Department of Defense, or DoD, SMHS provides managed health care coverage to dependents of active duty military personnel, military retirees and dependents of military retirees through subcontractor partnerships and individual providers in Region 1. SMHS also performs specific administrative services, including health care appointment scheduling, enrollment, network management and health care management services. SMHS performs these services using primarily DoD information systems.

SMHS completed the fifth year of a five-year contract in May 2003 and is in the first year of a contract extension. In August 2002, the DoD requested proposals for managed care services under the Next Generation TRICARE, or T-Nex, contract. We submitted our proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. However, in August 2003, the DoD awarded the T-Nex North Region contract to a competitor and the General Accounting Office denied our protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract will supersede the remainder of our current TRICARE Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

Discontinued Workers' Compensation Operations

Workers' Compensation Subsidiary. On October 31, 1995, we acquired CII Financial, Inc., or CII, for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. Through CII's insurance subsidiaries, we wrote workers' compensation insurance in California, Colorado, Kansas, Missouri, Nebraska, Nevada, New Mexico, Texas and Utah. CII's insurance subsidiaries are licensed in 36 states and the District of Columbia. California, Colorado and Nevada represent approximately 61%, 10%, and 20%, respectively, of CII's fully insured workers' compensation insurance premiums in 2003. CII generated total revenues of $132.3 million in 2003. The workers' compensation subsidiary applies certain managed care concepts to its operations. These concepts include, but are not limited to, the use of specialized preferred provider networks, utilization reviews by an employed board certified occupational medicine physician as well as nurse case managers, medical bill reviewers and job developers who facilitate early return to work.

On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII. Sierra's Board of Directors approved the sale of the operations on December 31, 2002. Accordingly,

beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

In conjunction with the decision to sell the workers' compensation operations at the end of 2002, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

In the second quarter of 2003, we recorded $4.0 million, $2.6 million after tax, in additional valuation adjustments. On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company, or Cal Indemnity, and its subsidiaries. Cal Indemnity is a wholly-owned subsidiary of CII and is CII's only significant asset. As part of the purchase agreement, Cal Indemnity and its subsidiaries have voluntarily stopped issuing new or renewal policies except in Nevada. The buyer intends to place Cal Indemnity and its subsidiaries in run-off. An independent third party claims administrator has been engaged to administer the claims when the transaction is consummated. The transaction was initially valued at $79.5 million, consisting of $15.5 million payable at closing and a contingent payment of $64.0 million which will be payable in 2010. The cash payable at closing is subject to certain adjustments and the contingent payment can be increased or decreased based upon favorable or adverse loss and allocated loss adjustment expense development from closing through December 2009. We have currently estimated that the adjustments will reduce the net sales proceeds to approximately $73 million. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds. We did not recognize a tax benefit on the charge since our tax basis was less than our investment in Cal Indemnity. The sale is subject to regulatory approvals and is expected to close by April 30, 2004.

Subsidiary Summary

     The following briefly describes our significant subsidiaries:

Managed Care Operations:

Health Insurers:

  Health Plan of Nevada, Inc., or HPN, a Nevada corporation, is a federally qualified health maintenance organization or HMO.
  Sierra Health and Life Insurance Company, Inc., or SHL, a California corporation, provides managed indemnity plans, as well as Medicare Select products in six states.

Multi-specialty medical group and other ancillary services to support our managed care operations:

  Southwest Medical Associates, Inc., is Nevada's largest multi-specialty medical group serving as the primary care provider for almost 75% of our southern Nevada HMO members.
  Behavioral Healthcare Options, Inc., provides mental health and substance abuse services.
  Family Health Care Services is a full service home health agency licensed by the State of Nevada, providing in-home care and case management.
  Sierra Home Medical Products, Inc., provides home infusion care and home medical equipment and supplies.
  Family Home Hospice, Inc., is a Medicare/Medicaid certified agency that provides in-home hospice care and counseling for the terminally ill.

Other managed care operations:

  Sierra Health-Care Options, Inc., operates third-party administrative services programs for employer-funded health benefit plans.
  Nevada Administrators, Inc., operates as a third-party administrator of workers' compensation claims for self-insured Nevada employers.

Military Health Services Operations:

  Sierra Military Health Services, Inc., is a Delaware corporation which administers a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Discontinued Texas HMO Health Care Operations

  Sierra Health Holdings, Inc., a Nevada corporation, is the parent company for Texas Health Choice, L.C., part of our discontinued Texas HMO health care operations.

Discontinued Workers' Compensation Operations:

  CII Financial, Inc., a California corporation, is the parent company of our four workers' compensation insurance companies. CII Financial, Inc. and its subsidiaries represent the discontinued workers' compensation operations.

Marketing

The marketing and sales of our commercial managed care products typically include a multi-step process involving our sales representatives, a consultant/broker appointed by the client and the client. Once a relationship with a group has been established and a group agreement is negotiated and signed, we focus our marketing efforts on individual employees. During a designated "open enrollment" period each year, usually the month preceding the annual renewal of the agreement with the group, employees choose whether to remain with, join or terminate their membership with a specific health plan offered by the employer. New employees decide whether to join one of the employers' health insurance options at the time they begin their employment. Although contracts with employers are generally terminable on 60 days notice, changes in membership occur primarily during annual open enrollment periods.

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

Membership

Period End Membership:

                                                              At December 31,
                                        ----------------------------------------------------------
                                           2003        2002        2001        2000        1999
                                        ----------  ----------  ----------  ----------  ----------
Continuing Operations:
--------------------------------------
HMO:
    Commercial........................    202,000     187,000     175,000     140,000     149,000
    Medicare..........................     51,000      48,000      45,000      42,000      42,000
    Medicaid..........................     39,000      37,000      27,000      15,000      11,000
Managed Indemnity.....................     25,000      27,000      29,000      31,000      37,000
Medicare Supplement...................     18,000      19,000      23,000      28,000      28,000
Administrative Services...............    193,000     221,000     196,000     197,000     222,000
TRICARE Eligibles.....................    707,000     678,000     639,000     621,000     610,000
                                        ----------  ----------  ----------  ----------  ----------
   Total Membership,
         Continuing Operations........  1,235,000   1,217,000   1,134,000   1,074,000   1,099,000
                                        ==========  ==========  ==========  ==========  ==========
Discontinued Operations:
--------------------------------------
HMO:
    Commercial........................         --          --      43,000      73,000     114,000
    Medicare..........................         --          --      12,000       8,000      11,000
                                        ----------  ----------  ----------  ----------  ----------
    Total Membership,
         Discontinued Operations......         --          --      55,000      81,000     125,000
                                        ==========  ==========  ==========  ==========  ==========

We categorize groups by size into small, mid-size and large. At December 31, 2003, the breakdown of our commercial membership by size and type are as follows:

  Membership by Commercial Employer Group Size            Membership by Commercial Employer Group Type
------------------------------------------------    ------------------------------------------------------

1 - 50 employees (small).................  14.5%    Gaming.............................  28,000      13.8%
51 - 500 employees (mid size)............  23.1%    School Districts...................  23,000      11.6%
501 + employees (large)..................  62.4%    Government.........................  26,000      12.7%
                                         -------    National Accounts..................  21,000      10.5%
Total                                     100.0%    Unions.............................  18,000       8.7%
                                         =======    All Others.........................  86,000      42.7%
                                                                                       --------- ---------
                                                    Total                               202,000     100.0%
                                                                                       ========= =========

During 2003, 2002 and 2001, we received approximately 25.3%, 26.6% and 27.6%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare beneficiaries. Our contract with CMS is subject to annual renewal at the election of CMS and requires us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply. The termination of our contract with CMS and the loss of our Medicare revenue would have a material adverse effect on our business. In addition, there may be legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. (See Government Regulation and Recent Regulation).

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on generally 60 days prior notice. For the fiscal year ended December 31, 2003, our eight largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between our health care delivery system and that of many other managed care providers is the fact that approximately 75% of our southern Nevada HMO members receive primary health care through our own multi-specialty medical group. We make health care available through independent providers employed by the multi-specialty medical group and other independent contracted networks of physicians, hospitals and other providers.

Under our HMO, the member selects a primary care physician who provides or authorizes any non-emergency medical care given to that member. We compensate our independent contracted primary care physicians by using both capitation and modified fee-for-service payment methods. We have negotiated capitation and reduced fee-for-service agreements with our specialty network as well. We monitor certain health care utilization, including evaluation of elective surgical procedures, quality of care and the financial stability of our capitated providers to facilitate access to services and member satisfaction.

We provide or negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. We believe that we currently have a favorable contract with our primary southern Nevada contracted hospitals, Sunrise Hospital and Medical Center and Mountain View Hospital, or Sunrise and Mountain View. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis. The rate increases for 2004 have been factored into our 2004 premiums. Our contract with Sunrise and Mountain View contains a clause, which, based on our meeting certain utilization requirements, requires Sunrise and Mountain View to provide us with their best rates in the market place. Since the majority of our southern Nevada hospital days are at these facilities, this contract assists us in managing a significant portion of our medical costs. We can be and have been affected by these hospitals' limited capacity and have had to place our members in other facilities, some with a higher cost to us, due to a shortage of beds at these hospitals. In general, our other hospital contracts in Las Vegas are based on a fixed per diem rate structure.

For hospitals other than Sunrise and Mountain View, our contracts typically renew automatically with both parties granted the right to terminate after a notice period ranging from three to twelve months. Our current contract with Sunrise and Mountain View expires December 31, 2006. Reimbursement arrangements with other health care providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate is based on a per day of service charge for specified types of care), capitation, discounted per diem, DRG and modified fee-for-service arrangements. To the extent feasible, when negotiating non- physician provider arrangements, we solicit competitive bids.

For services to members utilizing a PPO plan, we reimburse participating physicians on a modified fee-for-service basis, which incorporates a limited fee schedule, and we reimburse hospitals on a per diem or discounted fee-for-service basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, we reimburse non- contracted physicians and hospitals at a pre-established rate based on payments actually received by such providers from other third party payors.

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

Military Contract Services. Under the TRICARE contract, dependents of active duty military personnel, military retirees and dependents of military retirees choose one of three option plans available to them for health care services: (i) TRICARE Prime (an HMO style option with a self-selected primary care manager and no deductibles); (ii) TRICARE Extra (a PPO style option with deductibles and cost shares); or (iii) TRICARE Standard (an indemnity style option with deductibles and cost shares). Approximately 37% of eligible beneficiaries receive their primary care through existing military treatment facilities. SMHS negotiated discounted contracts with approximately 37,000 individual providers, 2,700 institutions and 10,000 pharmacies to provide supplemental network access for TRICARE Prime and Extra beneficiaries. SMHS' contracts with providers are primarily on a discounted basis from the TRICARE established fee schedule with renewal and termination terms similar to our commercial practice. SMHS is at-risk for and manages the health care service cost of all TRICARE Extra and Standard beneficiaries, as well as a small percentage of TRICARE Prime beneficiaries.

SMHS implemented the TRICARE Senior Pharmacy Program, or Senior Rx, on April 1, 2001. The Senior Rx program enables Military Health Services Medicare eligible beneficiaries, age 65 and over, to obtain prescription drugs, and the supplies necessary for the administration of pharmaceuticals, from a network of retail pharmacies, non-network retail pharmacies or through the National Mail Order Pharmacy. SMHS does not assume any health care underwriting risk under this new program, which expires on June 1, 2004.

On October 1, 2001, SMHS implemented the TRICARE for Life program. This new DoD program provides continued TRICARE coverage to military family retirees age 65 and over, as a supplement to Medicare. SMHS does not assume any health care underwriting risk under this new program.

Risk Management

We maintain general and professional liability, property and fidelity insurance coverage in amounts that we believe, based upon historical experience, are adequate for our operations. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. Our current primary medical professional liability policy provides first dollar coverage in the amount of $1.0 million per loss event with an annual aggregate limit of coverage per provider of $3.0 million. We have purchased excess medical professional liability and managed care coverage that requires us to be responsible for a self insured retention of $3 million per loss event. In the case of a medical professional liability loss event, the $1 million primary policy limit will apply toward the $3 million self insured retention. The primary and excess medical professional liability policies apply retroactively to June 15, 2001. In addition, we require all of our independent contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which we contract are self-insured. We also maintain stop-loss insurance that reimburses us between 50% and 90% of hospital charges for each individual member of our HMO or managed indemnity plans whose hospital expenses exceed $300,000 during the contract year and up to $2.0 million per member per lifetime. In the ordinary course of business, we are subject to claims that are not insured, principally claims for punitive damages and claims that fall within the applicable self-insured retention.

Effective July 1, 1998, all workers' compensation claims with dates of injury occurring on or after that date were reinsured under a quota share and excess of loss agreement, which we refer to as "low level" reinsurance, with Travelers Indemnity Company of Illinois, or Travelers. Travelers is rated AA and A++ by Fitch Ratings and the A.M. Best Company, respectively. The low level reinsurance provided quota share protection for 30% of the first $10,000 of each loss and excess of loss protection of 75% of the next $40,000 of each loss and 100% of the next $450,000 on a per occurrence basis. The maximum net loss retained on any one claim ceded under this treaty was $17,000. This agreement continued until June 30,

2000, when we exercised an option for a twelve month extension relating to the run-off of policies in force as of June 30, 2000, which covered claims arising under such policies during the term of the extension.

In addition to the low level reinsurance, effective January 1, 2000, we entered into a reinsurance contract that provided statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract was in effect for claims occurring on or after January 1, 2000, through December 31, 2002. There was a twelve month run-out provision in the contract, which we exercised. The reinsurer, National Union Fire Insurance Company, is rated AAA and A++ by Fitch Ratings and the A.M. Best Company, respectively.

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

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance market, our new reinsurance agreements, which cover new and renewal policies effective on and after January 1, 2003, have reduced coverage limits and exclusions for terrorist acts. We continue to retain the first $500,000 per occurrence but the maximum coverage has been reduced from statutory limits (i.e., unlimited) to $20.0 million per occurrence. We also must meet certain annual aggregate deductibles before we can begin to recover from some of our reinsurers. This new coverage will result in our retaining more of the losses and loss adjustment expense, or LAE. The reinsurers on the new agreement consist of domestic as well as foreign reinsurers, and all are rated at least A- or better by the A.M. Best Company as of December 31, 2003.

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

In 2003, we completed the construction of a third data center supporting our Las Vegas-based operations to provide internal options for disaster recovery and back up. We completed the rollout of an e-prescribing application in our medical clinics as well as a system to capture and view radiology images electronically. Dictation and transcription systems were replaced and we began the migration to a paperless electronic medical record system. A new care management system was implemented to support the coordination of care for seniors enrolled in our Social HMO program. Compliance with the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, was achieved as required by the Privacy Rule and the Standards for Code Sets and Electronic Transactions. Work was also initiated to achieve compliance with the HIPAA Security Rule, which must be addressed by April 20, 2005. Other security and controls work was initiated in 2003 toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

There can be no assurance that we will be able to maintain and enhance our information systems including HIPAA and Sarbanes-Oxley compliance. Our failure to maintain and enhance our information systems could have a material impact on our business and results of operations.

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

Several independent organizations have been formed for the purpose of responding to external demands for accountability in the health care industry. The National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission, or URAC, currently evaluate certain of our subsidiaries.

The NCQA is an independent, not-for-profit organization that evaluates managed care organizations and assesses and reports on the quality of managed care plans by evaluating over 60 standards that fall into four categories: (i) quality management and improvement; (ii) utilization management; (iii) members' rights and responsibilities; and (iv) credentialing and recredentialling. The NCQA's accreditation levels include excellent, commendable, accredited, provisional and denied. In 2003, we earned a "Commendable" status from the NCQA for our commercial HMO, commercial POS, and Medicare HMO product lines. "Commendable" status is awarded to plans that demonstrate levels of service and clinical quality that meet or exceed NCQA's rigorous requirements for consumer protection and quality improvement.

URAC's Health Utilization Management Standards, or UM standards, program is the largest and most recognized program of its type in the United States. The UM standards are meant to ensure organizations follow a process that is clinically sound, promotes quality care and respects members' rights. URAC performs reviews of standards in the following categories: confidentiality, staff qualifications, program qualifications, information upon which organizations conduct utilization management, procedures for review determination and procedures for appeals of determinations not to certify (expedited and standard appeals). The URAC accreditation levels include full, conditional, corrective action, denied, or withdrawn. Applicants who successfully meet all requirements are awarded a full two-year accreditation. In 2003, our HPN, SHL, Sierra Health-Care Options, Inc., and Behavioral Healthcare Options, Inc., utilization management operations were all "Fully Accredited" by URAC, under URAC's UM standards program.

There can be no assurance, however, that we will maintain NCQA, URAC or other accreditations in the future and there is no basis to predict what effect, if any, the lack of accreditations could have on our competitive position.

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

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO networks, other HMOs, and traditional indemnity carriers. Many of our competitors have substantially larger total enrollments, greater financial resources and offer a broader range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large PPO network and flexible benefit plans to attract new members. Competitive pressures may result in reduced membership levels. Any reductions could materially affect our business and results of operations.

Ratings

Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of Sierra's HMO and health and life insurance subsidiaries are as follows:

  A.M. Best Company, Inc., "B+" (Very Good, 6 th of 16); and

  Fitch Ratings, "BBB" (Good, 9 th of 23).

Debt ratings are assessments of the likelihood that a company will make timely payments of principal and interest. The principal agencies that rate Sierra's senior convertible debentures are as follows:

  Standard and Poors Corp., "B+" (Speculative, 14th of 22); and

  Fitch Ratings, "BB" (Speculative, 12 th of 23).

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

The National Association of Insurance Commissioners requires that we submit a formal actuarial opinion concerning loss reserves with each statutory annual report. The annual report must be filed with each applicable state department of insurance on or before March 1st of the succeeding year. A qualified actuary as determined by the applicable state insurance regulators must sign the actuarial opinion. We retain the services of a qualified independent actuary to periodically review our loss reserves. We complied with the actuarial opinion requirement when we filed our 2003 statutory annual reports.

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

Government Regulation and Recent Legislation

HMOs and Managed Indemnity. Federal and state governments have enacted statutes that extensively regulate the activities of HMOs. Among the areas regulated by federal and state law are the scope of benefits available to members, grievances, appeals, external review of adverse benefit determinations, prompt payment of claims, premium structure, enrollment requirements, the relationships between an HMO and its health care providers and members, licensing and financial condition. Government concerns regarding increasing health care costs and quality of care could result in new or additional state or federal legislation that would impact health care companies, including HMOs, PPOs and other health insurers.

Government regulation of health care coverage products and services is a dynamic area of law that varies from jurisdiction to jurisdiction. Amendments to existing laws and regulations are continually being considered and interpretation of the existing laws and rules changes from time to time. Regulatory agencies generally exercise broad discretion in interpreting laws and promulgating regulations to enforce their interpretations. Federal legislation enacted in December 2003 (Medicare Prescription Drug, Improvement, and Modernization Act of 2003), while generally favorable to our business, may result in increased competition for Medicare beneficiaries and, thus, may have a material adverse effect on our business and results of operations.

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act, or ERISA, which regulates insured and self- insured health care coverage plans offered by employers, pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms), may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely effect our business and results of operations.

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

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans, which are renamed Medicare Advantage plans, receive increased funding from CMS starting March 2004. Because of the way in which the increased funding is calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans will receive increased funding. We have calculated that the MMA will increase our Medicare premium rates by over 15% starting March 1, 2004. The increased funding must be used in one or more of the following ways: to reduce beneficiary premiums; reduce beneficiary cost sharing; enhance benefits; placed into a benefit stabilization fund; or used to retain providers or expand the provider network as long as the provider network stabilization or enhancement does not result in increased premiums, increased cost sharing or reduced benefits. In response to the announcement of the specific increased funding amount, we recently filed our Adjusted Community Rate Proposal, or ACRP, with CMS. We proposed to use the additional funding to enhance various plan benefits, including a reduction in the amount of Medicare Part B premium that our members pay to the federal government, and to stabilize the provider network. In late February 2004, we received approval of our ACRP from CMS.

The MMA expands the options that will be available to Medicare beneficiaries for their health care coverage, including regional Preferred Provider Organizations. Beginning with the 2006 contract year, the payment methodology will change from the current government price-setting to market-place competition, whereby private health plans will compete for beneficiaries through a competitive bidding process.

The MMA establishes a Medicare Part D program which, when it becomes effective January 1, 2006, will provide beneficiaries under the traditional fee-for-service Medicare program with coverage for outpatient prescription drugs, a benefit the beneficiaries don't currently have. Although varying in structure, we have to date, included coverage for prescription drugs in our benefit plans.

Prior to the implementation of Medicare Part D in 2006, the MMA provides for an interim prescription drug discount card program. This program is expected to be operational in Spring 2004. Known as the Medicare Prescription Drug Discount Card and Transitional Assistance Program, this program is designed to provide savings for beneficiaries through discounts at retail or through mail order pharmacies, depending upon the benefit design, until the Medicare Part D program goes into effect. Low-income beneficiaries will be eligible for federal subsidies to help pay for their prescription drugs under this interim program. We have submitted applications to CMS to participate in this program as Medicare-endorsed sponsors. One application is to participate with a discount card exclusive to our Medicare plan members and another for marketing to other Medicare beneficiaries.

The MMA also allows for the implementation of Health Savings Accounts, or HSAs, beginning January 1, 2004. Not generally available to Medicare beneficiaries, HSAs are designed for individuals with high-deductible health plans. Contributions to the HSAs are permitted up to the applicable plan deductible, with caps at specific amounts, and are used to pay for qualified medical expenses. In addition to allowing for HSA balances to accumulate from year-to-year, HSAs have tax advantages to employers who contribute on their employees' behalf and to individuals who contribute themselves.

The legislation also further delayed the "lock-in" requirement until 2006. Once fully implemented, "lock-in" will restrict a Medicare beneficiary's ability to change his or her health care coverage on a monthly basis as is currently allowed; e.g., from traditional fee-for-service Medicare to a Medicare Advantage program and back again on a monthly basis. The "lock-in" requirement could slow the growth rate of our Medicare Advantage membership as potential members would have fewer opportunities to select our plan.

We have HMO licenses in Nevada, Texas and Arizona. Our HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada State Board of Health, the Texas Department of Insurance and the Arizona Department of Insurance. In May 2001, we terminated our HMO operations in Arizona, and in September 2001, we filed a withdrawal plan with the Department of Insurance in Texas to terminate our Texas HMO operations, effective on April 17, 2002. As part of the withdrawal plan, we terminated our Texas CMS Medicare+Choice and Federal Employees Health Benefits Program contracts at the end of 2001.

Our Nevada HMO is federally qualified under the Federal HMO Act and is subject to this Act and its regulations. In order to obtain federal qualification, an HMO must, among other things, provide its members certain services on a fixed, prepaid fee basis and set its premium rates in accordance with certain rating principles established by federal law and regulation. The HMO must also have quality assurance programs in place with respect to health care providers. Furthermore, an HMO may not refuse to enroll an employee, in most circumstances, because of a person's health, and may not expel or refuse to re-enroll individual members because of their health or their need for health services.

Our managed indemnity health insurance subsidiary is domiciled and incorporated in California and is licensed in 44 states and the District of Columbia. It is subject to licensing and other regulations of the California Department of Insurance as well as the insurance departments of the other states in which it operates or holds licenses.

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

Under the "corporate practice of medicine" doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing or holding themselves out as providers of medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although we seek to structure our operations to comply with corporate practice of medicine laws in all states in which we operate, there can be no assurance that, given the varying and uncertain interpretations of these laws, we would be found to be in compliance with these laws in all states. A determination that we are not in compliance with applicable corporate practice of medicine laws in any state in which we operate could have a material adverse effect on our business and results of operations if we were unable to restructure our operations to comply with the laws of that state.

Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Section 1320a-7b(b) (the Anti-kickback Statute) and Section 1395nn (the Stark Amendments). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti- kickback Statute and the Stark Amendments may result in criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The U.S. Department of Health and Human Services, or HHS has issued regulations establishing and defining "safe harbors" with respect to the Anti-kickback Statute and the Stark Amendments. We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the relevant safe harbors. However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government will not assert that we, or certain actions we take, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

We participate in a consortium of health plans whose work includes seeking continuation of the Social HMO program through legislative action and/or or a CMS administrative remedy. The Social HMO, a Medicare+Choice demonstration program that enables our Nevada HMO to offer extended benefits to seniors, will expire, unless renewed, at the end of 2004. Substantially all of our Medicare members are enrolled in the Social HMO program and the discontinuation of the program would adversely affect our business and results of operations.

HIPAA contains provisions that impact us and will require operational changes as various federal departmental regulations required by the Act are promulgated. During 2003, two major milestones were achieved. First, we established the policies and ongoing procedures to comply with the health information privacy rule by the compliance date of April 14, 2003. Complying with the HIPAA privacy rule requires ongoing diligence to ensure that appropriate measures are being taken to maintain the privacy of protected health information. We have the management processes in place to ensure our ongoing compliance with the HIPAA privacy rule. Second, we completed the development of the information systems capabilities necessary to support the HIPAA requirements for the use of standard code sets and transactions for specific electronic health care transactions. To date, we have implemented claims and enrollment standard transactions with a number of trading partners (e.g., providers, clearinghouses and employers). Relative to the other HIPAA defined transactions, none of our trading partners have developed the capability to handle these transactions with us. Ongoing compliance with the HIPAA privacy rule and transaction standards will be managed by the Department of Health and Human Services through a complaint process. There can be no assurance that a complaint will not be filed against us or whether there would be any material impact on our business to resolve the complaint.

A third HIPAA mandated regulatory rule addressing security requirements for covered entities has been established and work is underway to meet the requirements of this new rule. The compliance date for the HIPAA security rule is April 20, 2005. Failure to comply with the standards and implementation specifications of HIPAA regulations could result in investigation by the Office of Civil Rights of HHS and the imposition of criminal penalties and civil sanctions, including fines. At this time, we cannot quantify the cost of compliance or the impact it will have on our business. There can be no assurance that the costs to implement and to comply will not adversely affect our business and results of operations.

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

In 2003, Congress passed Do Not Call List legislation and the Federal Trade Commission and the Federal Communications Commission adopted implementing regulations. We believe we are in compliance with the current legislation and regulations and the cost of compliance has been minimal.

Discontinued Workers' Compensation Operations. We are subject to extensive governmental regulation and supervision in each state in which we conduct workers' compensation business. The primary purpose of the regulation and supervision is to provide safeguards for policyholders and injured workers rather than protect the interests of shareholders. The extent and form of the regulation may vary, but generally it has its source in statutes that establish regulatory agencies and delegates to the regulatory agencies broad regulatory, supervisory and administrative authority. Typically, state regulations extend to matters such as licensing insurers, agents and claims adjusters and regulating their relationships; restricting the types and quality of an insurer's investments; requiring financial and market conduct examinations of insurers at regular intervals; regulating premium rates, forms, use of some underwriting criteria and advertising; limiting the grounds and requiring notices for cancellation or nonrenewal of policies; prohibiting certain solicitation and replacement practices; and specifying what might constitute unfair practices.

Typically, states mandate participation in insurance guaranty associations, which assess solvent insurers in order to fund claims of policyholders of insolvent insurers. Under this arrangement, insurers can be assessed up to 1%, or 2% in certain states, of premiums written for workers' compensation insurance in that state each year to pay losses and LAE on covered claims of insolvent insurers. In certain states, insurers are allowed to recoup such assessments from policyholders while several states allow an offset against premium taxes. In California, insurance companies are required to recoup guaranty fund assessments from policyholders.

Starting in 2000, the California Insurance Guarantee Association, or CIGA, issued assessments as a result of the insolvency of a number of insolvent workers' compensation insurers. The assessments are initially made on direct premiums written, as reported in the prior year, and are subsequently adjusted to actual direct premiums written in the following year. For example, CIGA issued an assessment of 1% in 2000 using 1999 direct premiums written as the initial assessment. We began recouping the 1% assessment from policyholders on policies issued effective January 1, 2001. Our initial assessment was adjusted during 2002 to our actual premiums written during 2001. Any difference between the actual and initial premium assessment is either refunded to us, in the case of lower actual premiums, or we may have to pay additional assessments if actual premiums are higher. Moreover, any excess assessments that we recoup must be paid to CIGA. The CIGA assessment was increased to 2% effective January 1, 2002 and CIGA has continued to assess 2% during 2003 and 2004. It is likely that guarantee fund assessments related to insolvent workers' compensation insurance companies will continue for the next several years.

At December 31, 2003, we had receivables of $3.8 million relating to CIGA assessments, which are included in the assets of discontinued operations. Assessments by non-California states, which are expensed as incurred, totaled $350,000 during 2001, $580,000 during 2002 and $430,000 during 2003.

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

Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $36.5 million at December 31, 2003. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., or TXHC, is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Dividends. Our HMO and insurance company subsidiaries are restricted by state law as to the amount of dividends or distributions that can be declared and paid. Moreover, insurers and HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends or distributions without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend or distribution" is generally defined as a dividend or distribution whose fair market value together with that of the other dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of the insurer's surplus as of the preceding December 31 or (ii) net gain from operations of an insurer, if a life insurer, or net income if not a life insurer, for the 12-month period ending on the preceding December 31.

In addition, our California domiciled insurers may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains included in any such amount) on the insurer's statutory statement as of the previous December 31.

In 2001, Cal Indemnity received approval to pay an aggregate of $10.0 million in dividends to CII Financial, all of which was used to purchase or retire CII Financial's then outstanding subordinated debentures. In 2002, Cal Indemnity paid dividends of $1.5 million. No dividends were paid in 2003. We are not in a position to assess the likelihood of obtaining future approval for the payment of dividends other than those specifically allowed by law in each of our subsidiaries' state of domicile.

No prediction can be made as to whether any legislative proposals relating to dividend rules in the domiciliary states of our subsidiaries will be made or adopted in the future, whether the insurance departments of such states will impose either additional restrictions in the future or a prohibition on the ability of our regulated subsidiaries to declare and pay dividends or what will be the effect of any such proposals or restrictions on them.

Employees

We had approximately 3,600 employees as of March 1, 2004. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Other

Our principal executive offices are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and our telephone number is (702) 242-7000. Our website is www.sierrahealth.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section

13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

We also make available on our website our Corporate Governance Guidelines, Code of Ethics for Directors, Code of Ethics, Code of Conduct for CEO, Nominating and Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. Such information is also available in print free of charge to stockholders upon request.

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

Some of the potential issues that could cause our actual results to differ substantially from our expectations are:

  loss of health care premium revenues due to heightened pricing competition;
  inadequate premium revenues due to heightened competition, miscalculations of underlying health care cost inflation, utilization and other factors in our rate filings and in underwriting accounts;
  significant reductions in retaining accounts and members;
  inability or delays in making timely changes to health care benefits to offset the impact of inadequate premium rates;
  loss of Medicare or Medicaid contracts;
  increased charges and losses from the disposition of our workers' compensation insurance business or the inability to complete the disposal of such business at all or on acceptable terms;
  loss of or significant changes in our health care provider contracts;
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
  unpaid health care claims and health care costs resulting from insolvencies of providers with whom we have capitated contracts;
  terrorist acts that directly affect the operation of our business or our customers, policyholders and members;
  a sustained economic recession, especially in Nevada;
  adverse loss development on health care payables resulting from unanticipated increases or changes in our claims costs;
  adverse legal judgments that are not covered by insurance or that indirectly impact our ability to obtain insurance in the future at reasonable costs;
  significant declines in investment rates;
  inability to implement HIPAA privacy rules or other material regulatory requirements on a timely, accurate and cost effective basis;
  a ratings downgrade from insurance rating agencies, such as A.M. Best Company and Fitch Ratings, and from health care quality rating organizations, such as the NCQA or URAC;
  changes in federal or state tax regulations and laws or programs, including health care reform;
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

We urge you to review carefully the section below, "Risk Factors," in Part 1, Item 1 of this 2003 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this annual report on Form 10-K. If any of the following risks actually occur, our business could be adversely affected. You should refer to the other information set forth in this annual report on Form 10-K, including the information set forth in "Forward-Looking Statements," and our consolidated financial statements herein. The information specifically set forth under "Forward-Looking Statements" constitutes additional risks, which, if they actually occur, could adversely affect our business as well.

Risks Related to our Continuing Operations

The termination of the TRICARE Region 1 contract, expected on September 1, 2004, will materially adversely affect our revenues and operating income for future years.

On August 21, 2003, we were advised that the T-Nex contract for the North Region had been awarded to one of our competitors. After health care service begins under the T-Nex contract, which we currently expect to start September 1, 2004, we will only receive "phase-out" revenues under our current TRICARE Region 1 contract. These "phase-out" revenues will be significantly less than the revenues SMHS earned under the TRICARE Region 1 contract. For the year ended December 31, 2003, our Military Health Services Operations segment accounted for $467.3 million, or 31.5%, of total consolidated revenues and $14.8 million, or 11.2%, of total consolidated operating income from continuing operations. In addition, while the TRICARE Region 1 contract provides for the payment of certain "phase-out" costs that we may incur, there can be no assurance that this payment will cover all such costs. As a result, our failure to win the competitive procurement for the T- Nex contract will have a material adverse effect on our revenues and operating income for future years.

The new Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, may intensify the competition in Nevada for the eligible senior population and could lead to a loss of our senior members and a reduction in Medicare premium revenues. If we are unable to reduce our costs timely, our operating margins may be adversely affected.

The MMA will substantially increase the amount of Medicare premiums paid to health plans. However, all of the increased revenues must either be used to enhance benefits, reduce the members' costs or stabilize network providers. MMA could bring new competitors into Nevada. These new competitors, as well as existing competitors, may offer better benefits or lower costs to our senior members, which may result in a loss of members and Medicare revenues. It could also lead to our retaining a less healthy mix of members who incur more medical costs. If we are unable to timely reduce our operating costs, our operating margins may be adversely affected.

The payment methodology for our Social HMO Medicare program is expected to result in a lower premium rate increase. In addition, there is no guarantee that the Social HMO program will be extended beyond 2004. If we were unable to compensate by reducing costs, our financial results would be materially affected.

Our Medicare program accounted for approximately 25% of our 2003 consolidated revenues from continuing operations. Starting in 2004, CMS has changed the Medicare payment methodology to include a risk adjustment methodology and a frailty adjuster that uses measures of functional impairment to predict expenditures. Under the new payment methodology, we will be paid 90% based on the current payment approach and 10% based on the new approach. The new payment approach is being phased in and CMS has preliminarily indicated that it will be completely transitioned to the new approach in 2008. Based on the most recent information available to us, our 2004 annual Medicare increase, before the effect of the new payment approach and the MMA, would have been 3.1%. The new payment approach reduced this to 2.5%.

Every year, we receive adjustments to the amount CMS pays us for the services we provide to our Medicare enrollees and we adjust the benefits we provide to Medicare enrollees to reflect the changing CMS payments so that we can maintain our operating margin. In addition, the Social HMO program was due to expire at the end of 2003; however, CMS administratively extended the Social HMO program for one year. There are activities taking place on a federal level to continue the program, but there is no guarantee at this time that the Social HMO contract will be renewed beyond 2004. If the Social HMO contract is not renewed beyond 2004, we would seek to transfer the members into one of our traditional Medicare plans. This transfer would allow for the continuity of care for our members but without the additional Social HMO specific benefits that are currently available to them. If we are unable to adjust benefits we provide to Medicare enrollees to reflect changes in CMS payments and in costs of providing benefits so that we can continue to maintain our operating margin, or if our contract with CMS were to be terminated, our financial results would be materially adversely impacted.

As a health care company, we and our health care providers may be subject to increased malpractice costs and claims which could adversely affect our business.

We and our health care providers are subject to malpractice claims. We require our health care providers to maintain malpractice insurance and we set up reserves with respect to potential malpractice claims. While we do not believe that our uninsured exposure to liabilities resulting from malpractice claims is material, there may in the future be significant malpractice liabilities for which we do not have adequate reserves or insurance coverage, and this insurance may not continue to be available at all or on commercially reasonable terms. In addition, punitive damage awards are generally not covered by insurance.

If we fail to qualify for the Nevada home office tax credit, our premium tax costs will increase.

Under existing Nevada law, a 50% premium tax credit is generally available to HMOs and insurers that own and substantially occupy home offices or regional home offices within Nevada. In connection with the settlement of a prior dispute concerning the premium tax credit, the Nevada Department of Insurance acknowledged in November 1993 that our HMO and insurance subsidiaries met the statutory requirements to qualify for this tax credit. We intend to take all necessary steps to continue to comply with these requirements. However, the elimination or reduction of the premium tax credit, or our failure to qualify for the premium tax credit, would substantially increase our premium tax burden and, as a result, materially adversely affect our profitability.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days' prior notice. For the fiscal year ended December 31, 2003, our eight largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 3% of our total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups.

There can be no assurance that we will be able to maintain and enhance our information systems.

Our information systems are a vital and integral part of our operations. We depend on our information systems to enable us to bill and collect premium revenues, process and pay claims and other operating expenses, and provide effective and efficient services to our customers. We also depend on our information systems to provide us with accurate and complete data to enable us to adequately price our products and services and report our financial results. We are required to commit significant ongoing resources to maintain and enhance our existing information systems as well as develop new systems to keep pace with continuing changes in technologies, industry practices, regulatory standards and changing customer preferences.

For example, the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 or HIPAA and the Department of Labor's ERISA claim processing regulations require changes to our current systems. In 2003, we completed construction of a third data center supporting our Las Vegas-based operations to provide internal options for disaster recovery and back up. We completed the rollout of an e-prescribing application in our medical clinics as well as a system to capture and view radiology images electronically. Dictation and transcription systems were replaced and we began the migration to a paperless electronic medical record system. A new care management system was implemented to support the coordination of care for seniors enrolled in our Social HMO program. Compliance with the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, was achieved as required by the Privacy Rule and the Standards for Code Sets and Electronic Transactions. Work was also initiated to achieve compliance with the HIPAA Security Rule, which must be addressed by April 20, 2005. Other security and controls work was initiated in 2003 toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could lose existing customers, have difficulty in attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses or suffer other adverse consequences.

We operate in a highly competitive environment.

We operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as Aetna and Blue Cross/Blue Shield. Many of our competitors have substantially larger total enrollments, greater financial resources and offer a broader range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large PPO network and flexible benefit plans to attract new members. Competitive pressures may result in reduced membership levels. It is impractical to attempt to quantify the financial impact of an unspecified reduction in membership. However, we believe any reductions in our membership levels that are not compensated by reductions in operating expenses could materially affect our business and results of operations.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported health care claims.

We estimate the amount of our reserves for incurred but not reported, or IBNR, claims primarily using standard actuarial methodologies based upon historical data. These methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. For example, during 2003, our actuarial best estimate of the liability recorded as of December 31, 2002 decreased approximately $14.0 million. This is compared to a decrease of $10.9 million in the liability recorded as of December 31, 2001 during 2002. Any increases to prior estimates could adversely affect results of operations in future periods. In addition, the premium pricing of our health care plans take into consideration past historical cost trends. If our actual liability for claims and benefits are higher than our prior recorded estimates, our business and results of operations in future periods could be adversely impacted.

Our failure to comply with "corporate practice of medicine" laws in states in which we operate could result in our being unable to practice medicine in that state and possibly lead to penalties and/or higher medical expenses.

Under the "corporate practice of medicine" doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing, or holding themselves out as providers of, medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although we seek to structure our operations to comply with corporate practice of medicine laws in all states in which we operate, there can be no assurance that, given the varying and uncertain interpretations of these laws, we would be found in compliance with these laws in all states. A determination that our medical provider subsidiary, Southwest Medical Associates Inc. or SMA is not exempt and is not in compliance with applicable corporate practice of medicine laws in Nevada could result in SMA being unable to practice medicine in Nevada and possibly lead to penalties and/or higher medical expenses.

Approximately 75% of our southern Nevada HMO health care members choose one of our SMA physicians as their primary provider. A determination that SMA is not in compliance with applicable corporate practice of medicine laws in Nevada could require that we divest our ownership interest in or dissolve SMA. Alternatively, we may be required to expand our network of independent contracted providers, all of which could lead to a disruption in our provider network, member dissatisfaction and ultimately higher medical expenses for our HMO and health care insurance subsidiaries.

We issued $115.0 million of senior convertible debentures, which we may not be able to repay in cash and could result in substantial dilution of our earnings per share.

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. We may not have enough cash on hand or have the ability to access cash to pay the debentures if presented or at maturity. In addition, the purchase of the debentures with shares of our common stock or the conversion of the debentures into our common stock could result in a substantial dilution of our earnings per share. We may redeem all or some of the debentures on or after March 20, 2008 for cash.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2003 we had approximately $117.0 million of indebtedness on a consolidated basis. This level of indebtedness will have several important effects on our future operations, including our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes.

Our ability to meet our debt service obligations and to reduce our total indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

Our senior secured credit facility imposes significant operating and financial restrictions on us.

We entered into a revolving credit facility on March 3, 2003 and as of December 31, 2003, we have not borrowed on it. The credit agreement provides us with a revolving credit facility of $65.0 million and is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) other than cash and cash equivalents, subject, in each case, to the exclusion of the capital stock of CII or any of its subsidiaries and certain other exclusions.

The revolving credit facility restricts our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restrict certain corporate activities. These covenants may prevent us from pursuing certain business opportunities and taking certain actions. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. A failure to comply with these covenants would be an event of default under the credit agreement. The revolving credit facility matures on April 30, 2006. There is no assurance that we will be able to successfully refinance or pay any outstanding indebtedness when it matures.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other attacks, acts of war or military actions, such as military actions in Iraq or elsewhere, may adversely affect our operating results and financial condition.

The attacks of September 11, 2001 have contributed to major instability in the U.S. and other financial markets. These terrorist attacks, the military response and future developments, or other military actions such as the military actions in Iraq or elsewhere, may adversely affect prevailing economic conditions and the insurance and reinsurance markets. These developments, depending on their magnitude, could have a material adverse effect on our operating results and financial condition.

Our business is subject to substantial government regulation and the impact of this regulation may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance or may otherwise adversely affect our business.

The health care industry in general, and HMOs and health insurance companies, in particular, are subject to substantial federal and state government regulation. These regulations, which may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance, include, but are not limited to cash reserves; minimum net worth; solvency standards; licensing requirements; approval of policy language and benefits; claims payment practices; mandatory products and benefits; provider compensation arrangements; patient confidentiality; premium rates; changes of control and related party transaction approval requirements; medical management tools; dividend payments; investment and risk restrictions; and periodic examinations by state and federal agencies.

As a result, a portion of our HMOs' and insurance companies' cash is essentially restricted by various state regulatory or other requirements limiting certain of our subsidiaries' cash to use within their current operations. State and federal government authorities are continually considering changes to laws and regulations that may affect us. Additionally, legislators in the states in which we operate continue to face pressure to cut back services and programs in ways that could adversely affect us. Many states in which we operate are currently considering regulations relating to mandatory benefits, provider compensation, disclosure and composition of physician networks. If such regulations were adopted by any of the states in which we operate, our business could be materially adversely affected.

As a result of the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been or may be introduced in the United States Congress and state legislatures. Any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and preferred provider organizations, or PPOs, to accept any health care providers willing to abide by an HMO's or PPO's contract terms), may make it more difficult for us to control medical costs and could have a material adverse effect on our business.

In addition to applicable laws and regulations, we are subject to various audits, investigations and enforcement actions. These include possible government actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers; FEHBP, CMS, which regulates Medicare and Medicaid programs; federal and state fraud and abuse laws; and laws relating to utilization management and the delivery of health care and the timeliness of payment or reimbursement. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation, audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Risks Related to Our Discontinued Operations

We may not realize the total amount of the estimated net sales proceeds from our pending sale of the workers' compensation insurance operations.

In the fourth quarter of 2003, we agreed to sell our workers' compensation insurance subsidiaries, consisting of California Indemnity Insurance Company and its wholly-owned insurance subsidiaries, and we reduced the investment in these operations to their estimated net sales proceeds. The closing of the sale is currently pending regulatory approval, which is expected by April 30, 2004. The majority of the net sales proceeds will be payable in 2010 and is subject to adjustment based upon the loss and allocated loss adjustment expense development from the closing date through December 31, 2009. Factors such as reinsurers failing to honor their obligations to the workers' compensation subsidiaries, economic recessions and the resulting higher unemployment rates, over utilization of medical treatments, and the effect of new legislation or regulations could affect the subsidiaries' loss and allocated loss adjustment expense development. The net sales proceeds will be reduced after closing, up to a maximum of $58 million, by the amount of net adverse loss development. The net sales proceeds will increase dollar for dollar on the first $15.0 million of net favorable loss development and 50% of any favorable development above that $15.0 million. While we believe the recorded loss and loss adjustment expense reserves are appropriately stated on our balance sheets, we have had net adverse loss development occur in each of the past five years. For the years ended December 31, 2001, 2002 and 2003, we recorded net adverse loss development of $8.7 million, $24.0 million and $16.9 million related to prior periods, respectively. In addition, effective with the close of the sale, the workers' compensation claims will be out-sourced to an independent third party claims administrator or TPA. Part of the TPA's compensation is subject to satisfactory adherence to certain agreed upon claims administration processes and procedures. While we will audit the claims handling performance of the TPA, we cannot be certain that all of the claims will be administered in the most cost effective manner, which could result in adverse loss development. There is no assurance that we will actually realize the estimated net sales proceeds and any adjustments after the close of the sale will affect the results of continuing operations in the year the adjustment occurs. In addition, insurance regulators may impose significant restrictions on the buyer, which may allow the buyer to cancel the stock purchase agreement.

We will be obligated to perform certain services in connection with the sale of the workers' compensation insurance operations and the accrual for the estimated contractual funding shortfall may be insufficient, which could result in a material adverse effect to our financial results.

The sale of the workers' compensation insurance operations will require us to perform, or be responsible for the performance of, certain transition services through December 31, 2009. This includes claims administration, processing policy transactions, premium collections and other services related to insurance operations. We will receive a limited amount of funds to perform these services from Cal Indemnity and these funds may be insufficient to cover all of our costs. In addition, due to the discontinued status of the workers' compensation insurance operations, we may experience significant employee turnover in this segment, which could result in unanticipated higher costs for temporary staff and/or retention incentive payments. If the contractual funding shortfall is understated, our financial results could be materially adversely affected.

If we are unable to complete the sale of our workers' compensation subsidiaries, there could be various adverse effects on our operating results and business.

Since executing the agreement in November 2003 to sell our workers' compensation insurance subsidiaries, we have taken various steps, required by the agreement, to cause those subsidiaries to cease writing new and renewal business, terminate agents as well as to terminate, or not enter into, various leases and other contracts that were necessary to the conduct of the worker's compensation insurance business. In addition, we have taken steps to reduce staff and have lost staff due to voluntary terminations. If, for any reason, we do not complete the sale of that business to the buyer, we will have lost the employees and closed the facilities necessary to operate the business and will have also terminated relationships with our workers' compensation insurance customers. We will then have few options other than to liquidate the business, which may result in further losses. In addition, the failure to complete that sale, or another sale, may result in our again consolidating the operating results of the worker's compensation business in our financial statements, resulting in significant changes to our earnings from continuing operations for prior and subsequent years.

We exited the Texas HMO health care market and ceased providing coverage on April 17, 2002. We have recorded reserves and accrued expenses for all anticipated exit-related costs but unanticipated expenses could result in additional losses during the run-out period.

We exited the Texas HMO health care market and stopped providing health care services on April 17, 2002. Unanticipated expenses, primarily related to litigation and provider settlements, could result in additional losses.

ITEM 2. PROPERTIES

We own approximately 27,000 square feet of space in Las Vegas, Nevada, which houses our in-house print shop operations and information systems data center. We lease office and clinical space in Nevada totaling approximately 347,000 and 389,000 square feet, respectively, with the majority of the lease agreements running through January, 2016. HPN and SHL own a 134,000 square foot administrative building as their Las Vegas headquarters, which serves as the home office and a regional home office for our Nevada HMO and health insurance subsidiaries, respectively.

The workers' compensation subsidiary is headquartered in Nevada and subleases space from us as well as approximately 37,000 square feet of additional leased office space in California and Colorado with some lease agreements running through 2008. Sierra will be required to assume all outstanding lease agreements upon the sale of Cal Indemnity.

We lease approximately 162,000 square feet of office space in other various states as needed for the SMHS administrative headquarters, TRICARE service centers and other regional operations with some lease agreements running through 2012. We are attempting to sublease certain space we have already vacated and we will attempt to sublease any remaining space that will be vacant at the completion of the phase-out period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock, par value $.005 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since our initial public offering on April 11, 1985. The following table sets forth the high and low closing prices for the Common Stock for each quarter of 2003 and 2002.

         Period                               High         Low
         ---------------------------------  --------    --------
         2003
           First Quarter.................. $   14.75   $   11.75
           Second Quarter.................     21.67       12.24
           Third Quarter..................     27.09       19.15
           Fourth Quarter.................     29.42       21.25

         2002
           First Quarter.................. $   13.08   $    8.13
           Second Quarter.................     22.35       13.17
           Third Quarter..................     23.50       16.16
           Fourth Quarter.................     20.17        9.93

On March 1, 2004, the closing market price of Common Stock was $34.60 per share.

Holders

The number of record holders of Common Stock at February 27, 2004 was 585. Based upon information available to us, we believe there are approximately 6,500 beneficial holders of the Common Stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003, regarding outstanding awards and shares remaining available for future issuance under the Company's compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans):

                                                (a)                    (b)                    (c)
                                                                                     Number of securities
                                       Number of securities                          remaining available
                                         to be issued upon      Weighted-average      for future issuance
                                           exercise of          exercise price of        under equity
           Plan Category              outstanding options (1)  outstanding options  compensation plans (2)
------------------------------------  -----------------------  -------------------  -----------------------
                                                      (In thousands, except exercise price)
Equity compensation plans
     approved by security
     holders........................                   1,634  $              7.87                      816 (3)

Equity compensation plans
     not approved by security
     holders (4)....................                   3,919                 9.77                    1,396
                                      -----------------------                       -----------------------
Total...............................                   5,553                 9.21                    2,212
                                      =======================                       =======================

See Note 16 of the Notes to the Consolidated Financial Statements for additional information on our stock based compensation plans.

(1) In addition, a total of 50,000 shares of common stock are subject to options assumed by the Company in connection with acquisitions, with a weighted average exercise price of $11.33.

(2) All of the shares available for future issuance include: (i) 1,773,000 shares under the 1995 Long-Term Incentive Plan, as amended and restated, issuable as restricted stock or as a bonus; (ii) 248,000 shares under the 1995 Non-Employee Directors' Stock Plan, as amended and restated, issuable in lieu of directors fees; and (iii) 191,000 shares under the Amended and Restated 1985 Employee Stock Purchase Plan, or ESPP, which may be sold directly to employees at a discount. Shares other than those under the ESPP may also be issued in connection with options, warrant and rights.

(3) Includes 191,000 shares remaining available for future issuance under the ESPP of which 119,000 were issued in January 2004.

(4) The 1995 Long-Term Incentive Plan, or Plan, was approved by shareholders in 1995, with additional shares authorized by shareholders in 1998. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the Plan, resulting in 3,734,000 shares in column (a) and 1,151,000 shares in column (c) at December 31, 2002. The Compensation Committee of the Board of Directors, which is permitted to delegate authority in limited circumstances, administers the Plan. The Plan authorizes grants of incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock (including in lieu of other payment obligations), dividend equivalents, and other stock-based awards. The Committee sets vesting and forfeiture terms of awards. To date, the Company has granted primarily options and deferred stock (designated as restricted stock units) under the Plan. Options must have an exercise price of at least 100% of the fair market value of the common stock on the grant date, and generally have a term not exceeding ten years. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock and restricted stock units granted under the Plan are generally to be settled only in shares, and are subject to a risk of forfeiture upon termination of employment for a specified period, except more favorable terms apply to termination due to death, disability and in other specified cases. The Plan provides that certain awards will become vested upon a change in control of the Company.

The 1995 Non-Employee Directors' Stock Plan, as amended and restated, was approved by shareholders in 1995. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the Plan, resulting in 185,000 shares in column (a) and 245,000 shares in column (c) at December 31, 2003. The Plan is administered by the Board of Directors. It authorizes the automatic grant of an option to purchase 10,000 shares to each newly elected non-employee director and thereafter annually to each eligible non-employee director. Options have an exercise price of 100% of the fair market value of the common stock on the grant date, and expire at the earlier of ten years after grant, one year after termination of service due to death, disability, or retirement, or six months after other terminations (subject to extension if death occurs during the post-termination exercise period). Options become exercisable 20% per year beginning one year after grant, subject to acceleration in the case of death or disability, at a specified date near an optionee's 78th birthday, or in connection with certain change of control transactions. Options may be exercised after termination only to the extent vested at termination, unless otherwise determined by the Board. The Plan also permits discretionary option grants by the Board, with vesting and forfeiture terms set by the Board. The exercise price may be paid in cash or by surrender of previously acquired shares. The Plan also permits directors to elect to receive fees in the form of unrestricted shares of common stock or to defer fees in the form of deferred shares, with the number of such shares or deferred shares calculated by dividing the replaced or deferred fees by the then-fair market value of a share of common stock.

Dividends

No cash dividends have been paid on the common stock since our inception. We currently intend to retain our earnings for use in our business and to purchase our common stock and currently do not anticipate paying any cash dividends. As a holding company, our ability to service our debt and to declare and pay dividends is dependent upon cash distributions from our operating subsidiaries. The ability of our HMO and our insurance subsidiaries to declare and pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements, the tax treatment of dividends, our financial condition and general business conditions. Our credit agreement restricts our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial information for the years indicated. The table should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this 2003 Form 10-K. The selected consolidated financial data below has been derived from our audited Consolidated Financial Statements.

                                                                       Years Ended December 31,
                                                      ----------------------------------------------------------
                                                         2003        2002        2001        2000        1999
                                                      ----------  ----------  ----------  ----------  ----------
                                                                (In thousands, except per share data)
Statements of Operations Data:
OPERATING REVENUES:
   Medical Premiums................................. $  962,176  $  857,741  $  718,994  $  637,769  $  594,966
   Military Contract Revenues.......................    465,313     373,589     338,918     330,352     287,398
   Professional Fees................................     37,367      30,923      28,985      33,102      42,069
   Investment and Other Revenues....................     20,223      16,382      16,603      18,393      16,286
                                                      ----------  ----------  ----------  ----------  ----------
     Total..........................................  1,485,079   1,278,635   1,103,500   1,019,616     940,719
                                                      ----------  ----------  ----------  ----------  ----------
OPERATING EXPENSES:
   Medical Expenses.................................    762,865     712,290     608,757     576,738     534,606
   Military Contract Expenses.......................    452,554     360,375     331,621     323,265     276,493
   General and Administrative Expenses..............    137,263     133,979     122,623     112,220     103,340
   Asset Impairment, Restructuring,
      Reorganization and Other Costs (1)............         --          --          --      30,836       7,808
                                                      ----------  ----------  ----------  ----------  ----------
     Total..........................................  1,352,682   1,206,644   1,063,001   1,043,059     922,247
                                                      ----------  ----------  ----------  ----------  ----------
OPERATING INCOME (LOSS) FROM
    CONTINUING OPERATIONS...........................    132,397      71,991      40,499     (23,443)     18,472
Interest Expense....................................     (5,491)     (7,650)    (15,738)    (17,865)    (12,306)
Other Income (Expense), Net.........................       (223)         55      (2,119)      1,084        (674)
                                                      ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES..................    126,683      64,396      22,642     (40,224)      5,492
(PROVISION) BENEFIT FOR INCOME TAXES................    (44,565)    (22,088)     (7,161)      9,205       1,431
                                                      ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) FROM
   CONTINUING OPERATIONS............................     82,118      42,308      15,481     (31,019)      6,923
LOSS FROM DISCONTINUED OPERATIONS...................    (19,792)     (5,860)    (11,995)   (168,896)    (11,554)
                                                      ----------  ----------  ----------  ----------  ----------
NET INCOME (LOSS)................................... $   62,326  $   36,448  $    3,486  $ (199,915) $   (4,631)
                                                      ==========  ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE:
   Income (Loss) From Continuing Operations......... $     2.93  $     1.47  $     0.56  $    (1.15) $     0.26
   Loss from Discontinued Operations................      (0.71)      (0.20)      (0.43)      (6.22)      (0.43)
                                                      ----------  ----------  ----------  ----------  ----------
   Net Income (Loss)................................ $     2.22  $     1.27  $     0.13  $    (7.37) $    (0.17)
                                                      ==========  ==========  ==========  ==========  ==========
   Weighted Average Number of Common
     Shares Outstanding.............................     28,053      28,756      27,685      27,142      26,927
                                                      ==========  ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
   Income (Loss) From Continuing Operations......... $     2.70  $     1.36  $     0.54  $    (1.15) $     0.26
   Loss from Discontinued Operations................      (0.65)      (0.19)      (0.42)      (6.22)      (0.43)
                                                      ----------  ----------  ----------  ----------  ----------
   Net Income (Loss)................................ $     2.05  $     1.17  $     0.12  $    (7.37) $    (0.17)
                                                      ==========  ==========  ==========  ==========  ==========
   Weighted Average Number of Common
     Shares Outstanding Assuming Dilution...........     30,421      31,141      28,509      27,142      26,996
                                                      ==========  ==========  ==========  ==========  ==========

                                                                             December 31,
                                                      ----------------------------------------------------------
                                                         2003        2002        2001        2000        1999
                                                      ----------  ----------  ----------  ----------  ----------
                                                                            (In thousands)
Balance Sheet Data:
   Working Capital.................................. $  171,652  $  122,252  $   65,986  $   46,201  $  326,841
   Total Assets.....................................  1,134,121   1,065,966   1,064,846   1,162,773   1,130,112
   Long-term Debt (Net of Current Portion)..........    116,645      60,710     163,993     224,970     173,578
   Cash Dividends Per Common Share..................       none        none        none        none        none
   Stockholders' Equity.............................    150,764     156,565      96,519      90,473     278,412

(1) We recorded certain identifiable asset impairment, restructuring, reorganization and other costs.
_________________

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges for the periods shown has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes plus fixed charges including capitalized interest) by fixed charges (interest expense including capitalized interest). Interest expense includes the portion of operating rental expense which we believe is representative of the interest component of rental expense.

                                                                    Years Ended December 31,
                                                      -----------------------------------------------------
                                                        2003       2002       2001       2000       1999
                                                      ---------  ---------  ---------  ---------  ---------

                                                                (In thousands, except ratio data)
Income (Loss) from Continuing Operations
  Before Income Taxes............................... $ 126,683  $  64,396  $  22,642  $ (40,224) $   5,492
                                                      ---------  ---------  ---------  ---------  ---------
Fixed Charges:
Interest expense (including capitalized interest)...     5,506      7,700     15,767     17,932     14,315
Interest relating to rental expense (1).............     6,795      5,205      2,609      2,387      2,428
                                                      ---------  ---------  ---------  ---------  ---------
    Total fixed charges.............................    12,301     12,905     18,376     20,319     16,743
                                                      ---------  ---------  ---------  ---------  ---------
Earnings available for fixed charges................ $ 138,984  $  77,301  $  41,018  $ (19,905) $  22,235
                                                      =========  =========  =========  =========  =========

Ratio of earnings to fixed charges (2)..............     11.30       5.99       2.23        -         1.33

(1)The representative interest portion of rental expense was deemed to be one-third of all rental expense.
(2) Earnings were not sufficient to cover fixed charges during the year ended December 31, 2000 by $40.2 million; all other periods had sufficient income to cover fixed charges.
_________________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The information contained below may be subject to risk factors. We urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of this 2003 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

Overview

Our continuing operations derive revenues from our health maintenance organization, or HMO, managed indemnity plans and military health care services. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products).

Our principal expenses consist of medical expenses, military contract expenses, and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and managing utilization of physician and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, as well as administrative costs to operate the military health care subsidiary. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

Executive Summary

Continuing Operations. Our 2003 operating results were significantly improved over 2002. Our fully diluted income from continuing operations per common share increased by 98.5% to $2.70 and our income from continuing operations increased by 94.1% to $82.1 million. The improvement in the 2003 operating results was primarily driven by medical premium revenue growth from new members, rate increases and an expansion of our operating margin. Our HMO membership increased by 7.4% from 272,000 at December 31, 2002 to 292,000 at December 31, 2003. Our overall 2003 premium rates increased by approximately 7.6% over 2002. The combination of these factors resulted in a 12.2% increase in our medical premium revenues to $962.2 million. Our medical expenses, on the other hand, only increased by 7.1% to $762.9 million. Medical expenses, as a percentage of medical premiums and professional fees, decreased to 76.3% from 80.2%, or 390 basis points. In addition, our general and administrative expenses only increased by 2.5% to $137.3 million. As a percentage of total revenues, our general and administration expense ratio was reduced by 130 basis points to 9.2%. Our operating margin, which is the operating income from continuing operations divided by total revenues, improved by 330 basis points to 8.9%.

Our Military Health Services Operations segment represented 31.5% of our 2003 operating revenues and 11.2% of our 2003 operating income from continuing operations. This segment had income before income taxes of $14.9 million in 2003 compared to $15.5 million in 2002. However, if we exclude the T-Nex related expenses, the Military Health Services Operations segment would have had income before income taxes of $24.3 million in 2003 compared to $20.5 million in 2002. The improvement was due to greater administrative operating expense efficiencies. We did not win the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our current TRICARE contract for Region 1 will end on August 31, 2004 and we will then have a six-month phase-out at substantially reduced revenues and earnings.

Our cash flows from operating activities of continuing operations increased by 11.1% to $151.9 million and were mainly attributable to the increase in net income. In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023, paid off our old credit facility balance and obtained a new $65 million revolving credit facility, which we have not yet utilized. The senior convertible debentures can be converted into 6.3 million shares of our common stock at a price of $18.29 per share. To help compensate for the potential dilution of the senior convertible debentures, we purchased, as of December 31, 2003, at prevailing prices in the open market by block purchase or private transactions, 5.3 million shares at an average cost of $18.66 per share. In January 2004, we obtained an amendment to our credit facility to allow for up to $60 million of additional purchases of our common stock and as of March 1, 2004, we have purchased an additional 708,000 shares for $22.6 million.

Discontinued Operations. During the third quarter of 2001, we announced our plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw our HMO operations in mid-October 2001. We ceased providing HMO health care coverage in Texas on April 17, 2002. As part of our plan to exit Texas, in the third quarter of 2001, we recorded a charge of $17.1 million for premium deficiency costs, the write down of certain assets, legal and restitution costs, and various other exit related costs.

We elected to early adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144, effective January 1, 2001. In accordance with SFAS No. 144, beginning January 1, 2001, our Texas HMO health care operations were reclassified and presented as discontinued operations.

On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII. Sierra's Board of Directors approved the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

In conjunction with the decision to sell the workers' compensation operations at the end of 2002, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million, and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

In the second quarter of 2003, we recorded $4.0 million, $2.6 million after tax, in additional valuation adjustments. On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company, or Cal Indemnity, and its subsidiaries. Cal Indemnity is a wholly-owned subsidiary of CII and is CII's only significant asset. As part of the purchase agreement, Cal Indemnity and its subsidiaries have stopped issuing new or renewal policies except in Nevada. The buyer intends to place Cal Indemnity and its subsidiaries in run-off. An independent third party claims administrator has been engaged to administer the claims when the transaction is consummated. The transaction was initially valued at $79.5 million, consisting of $15.5 million payable at closing and a contingent payment of $64.0 million which will be payable in 2010. The cash payable at closing is subject to certain adjustments and the contingent payment can be increased or decreased based upon favorable or adverse loss and allocated loss adjustment expense development from closing through December 2009. We have currently estimated that the adjustments will reduce the net sales proceeds to approximately $73 million. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds. The sale is subject to regulatory approvals and is expected to close by April 30, 2004.

Results of Operations

The following table sets forth selected operating data as a percentage of revenues for the periods indicated:

                                                            Years Ended December 31,
                                                      ----------------------------------
                                                         2003        2002        2001
                                                      ----------  ----------  ----------
OPERATING REVENUES:
     Medical Premiums...............................       64.8%      67.1%      65.2%
     Military Contract Revenues.....................       31.3        29.2        30.7
     Professional Fees..............................        2.5         2.4         2.6
     Investment and Other Revenues .................        1.4         1.3         1.5
                                                      ----------  ----------  ----------
        Total.......................................      100.0       100.0       100.0
                                                      ----------  ----------  ----------
OPERATING EXPENSES:
     Medical Expenses...............................       51.4        55.7        55.2
     Military Contract Expenses ....................       30.5        28.2        30.0
     General and Administrative Expenses............        9.2        10.5        11.1
                                                      ----------  ----------  ----------
        Total.......................................       91.1        94.4        96.3
                                                      ----------  ----------  ----------
OPERATING INCOME FROM CONTINUING
     OPERATIONS.....................................        8.9         5.6         3.7
INTEREST EXPENSE....................................       (0.4)       (0.6)       (1.4)
OTHER INCOME (EXPENSE), NET.........................         --          --        (0.2)
                                                      ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...........................        8.5         5.0         2.1
PROVISION FOR INCOME TAXES..........................       (3.0)       (1.7)       (0.7)
                                                      ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS...................        5.5         3.3         1.4
LOSS FROM DISCONTINUED OPERATIONS...................       (1.3)       (0.5)       (1.1)
                                                      ----------  ----------  ----------
NET INCOME..........................................        4.2%       2.8%       0.3%
                                                      ==========  ==========  ==========

Year Ended December 31, 2003 Compared to 2002

Total Operating Revenues increased approximately 16.1% to $1.49 billion from $1.28 billion for 2002.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $104.5 million

  An increase in military contract revenues of $91.7 million

  An increase in professional fees of $6.5 million

  An increase in investment and other revenues of $3.8 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $857.7 million to $962.2 million, an increase of $104.5 million or 12.2%. The increase in premium revenue reflects a 7.2% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 19.9% increase in Medicaid member months and a 4.8% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 13% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 11%. Managed indemnity rates on renewing groups increased approximately 9%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 2.8% due primarily to an increase in the Social HMO membership as a percentage of our total Medicare membership.

Effective January 2004, the Centers for Medicare and Medicaid Services, or CMS, has adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. In addition, CMS has revised the payment factors for the Social HMO members to include a frailty adjuster that uses measures of functional impairment to predict expenditures. Under the new payment methodology, in 2004, we will be paid 90% based on the current payment approach and 10% based on the new approach. The Social HMO program was due to expire at the end of 2003; however CMS administratively extended the Social HMO program for one year, through 2004. If the Social HMO contract is not renewed beyond 2004, we would seek to transfer the members into one of our traditional Medicare plans. This transfer would allow for the continuity of care of our members but without the additional Social HMO specific benefits that are currently available to them and the associated higher premiums we receive. There are activities taking place on a federal level to continue the program, but there is no guarantee at this time that the Social HMO contract will be renewed beyond 2004. Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, and effective March 2004, we have calculated that the MMA will increase our Medicare premium rates by over 15%. The increased funding must be used in one or more of the following ways: to reduce beneficiary premiums; reduce beneficiary cost sharing; enhance benefits; placed into a benefit stabilization fund; or used to retain providers or expand the provider network as long as the provider network stabilization or enhancement does not result in increased premiums, increased cost sharing or reduced benefits. We proposed to use the additional funding to enhance various plan benefits, including a reduction in the amount of Medicare Part B premium that our members pay to the Federal government, and to stabilize our provider network.

Our commercial membership increased from 187,000 at December 31, 2002 to 202,000 at December 31, 2003. In the first two months of 2004, we have added almost 9,000 additional members. Our commercial member retention was approximately 95% for our January 2004 renewals, which represent approximately 50% of our total commercial membership. The increase in commercial membership during 2003 is primarily attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues increased from $373.6 million to $465.3 million, an increase of $91.7 million or 24.6%. Included in the total military contract revenues are incremental change order and bid price adjustments for 2002 and 2003 of $149 million and $148 million, respectively. The increase in revenue is the result of higher base contract revenue primarily due to increased eligible beneficiaries from the call up of reservists in Region 1 and their family members who are eligible for the TRICARE program after 30 days and the positive impact of the first year of our contract extension, which began June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract. There were no final settlements of bid price adjustments in 2002 or 2003.

SMHS completed the fifth year of a five-year contract in May 2003 and is in the first year of a contract extension. In August 2002, the DoD requested proposals for managed care services under the Next Generation TRICARE, or T-Nex, contract. We submitted our proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. However, in August 2003, the DoD awarded the T-Nex North Region contract to a competitor and the General Accounting Office denied our protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract would supersede the remainder of our current TRICARE Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete. For more detail on SMHS' results of operations see Note 19, Segment Reporting, in the Notes to the Consolidated Financial Statements.

Professional Fees increased from $30.9 million to $37.4 million, an increase of $6.5 million, or 20.8% as a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in related services performed by our other provider subsidiaries.

Investment and Other Revenues increased from $16.4 million to $20.2 million, an increase of $3.8 million or 23.4%. Investment revenues increased due to higher average invested balances, an increase in net gains on the sale of investments of $600,000 and an increase in revenues associated with administrative services of $1.1 million.

Medical Expenses increased from $712.3 million to $762.9 million, an increase of $50.6 million or 7.1%. The increase is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased to 76.3% from 80.2%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases, lower average cost per hospital bed day as a result of a new hospital contract we entered into in the third quarter of 2002, favorable pharmacy costs and favorable claims development from prior periods. The favorable decrease was partially offset by malpractice cost increases at our medical provider subsidiary. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at December 31, 2003 was 50.0 compared to 49.6 at December 31, 2002.

Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years' estimates of $14.0 million and $10.9 million for the years ended December 31, 2003 and 2002, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated.

We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for- service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses of $101.8 million and $88.8 million, or 13.3% and 12.5%, of our total medical expenses for 2003 and 2002, respectively.

Military Contract Expenses increased from $360.4 million to $452.6 million, an increase of $92.2 million or 25.6%. The increase is consistent with the increase in revenues discussed previously and includes $9.4 million in T-Nex related costs for 2003 compared to $5.1 million in 2002. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to approximately 707,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 49,700 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

Included in military contract expenses is favorable development of prior years' estimates having an earnings impact of $3.2 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively. In addition, favorable development of prior years estimates having a non- earnings impact were $10.8 million and $16.5 million for 2003 and 2002, respectively. The non-earnings impact was offset by a reduction in military contract revenues pursuant to the gain/loss risk-sharing with the government. The favorable development was a result of claims being settled for amounts less than originally estimated.

General and Administrative Expenses, or G&A, increased from $134.0 million to $137.3 million, an increase of approximately $3.3 million or 2.4%. G&A expenses increased due to increases in payroll and benefits and facility lease expense partially offset by a decrease in legal expenses. The increase in facility lease expense is due to the rent payments associated with the sale-leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously, the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. As a percentage of revenues, G&A expenses were 9.2% for 2003, compared to 10.5% in 2002 as result of the items described above and the overall increase in revenues. As a percentage of medical premium revenue, G&A expenses were 14.3% for 2003, compared to 15.6% for 2002 due to the overall increase in medical premium revenue.

Interest Expense decreased from $7.7 million to $5.5 million, a decrease of approximately $2.2 million or 28.2%. Interest expense related to the sale-leaseback transaction decreased by approximately $2.8 million as the remaining buildings qualified as a sale during 2002. The decrease in the interest expense related to our revolving credit facility was primarily offset by an increase in interest related to the new senior convertible debentures. We currently incur a fee of 0.375% on the unused portion of our new revolving credit facility.

Other Income (Expense), Net resulted in expense of approximately $200,000 for 2003 compared to income of approximately $55,000 for 2002.

Provision for Income Taxes was recorded at $44.6 million for 2003 compared to $22.1 million for 2002. The effective tax rate for 2003 was 35.2% compared to 34.3% for 2002. Our effective tax rate is greater than the statutory rate due primarily to an increase in state income taxes.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2003 was approximately $19.8 million compared to $5.9 million for 2002. The Texas HMO health care operations had net income of approximately $3.1 million for 2003, which was offset by a net loss on the CII workers' compensation operations of $22.9 million.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2003 included a pre-tax gain on the early payoff of the remaining Kaiser-Texas mortgage loan of $2.1 million, a net decrease in litigation accruals of $3.0 million and, favorable development in medical claim liabilities of $1.8 million partially offset by a loss on the sale/write down of real estate of approximately $400,000 and other operating expense and adjustments of $1.7 million. The combined adjustments resulted in income from the discontinued Texas HMO health care operations of $4.8 million pre-tax or net income of $3.1 million.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2003 had a net loss of $22.9 million. Net earned premiums decreased by $53.2 million or 30.2% due primarily to a decrease in direct earned premiums of $48.4 million and an increase in ceded reinsurance premiums of $5.7 million partially offset by an increase in assumed premiums of approximately $900,000.

Investment and other revenue decreased by $3.3 million or 26.4% due to a decrease in the average investment yields during the period.

In conjunction with the decision to sell the workers' compensation operations at the end of 2002, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million, and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

In the second quarter of 2003, we recorded $4.0 million, $2.6 million after tax, in additional valuation adjustments. On November 25, 2003, we announced that we had reached an agreement to sell Cal Indemnity and its subsidiaries. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds. We did not recognize a tax benefit on the charge since our tax basis was less than our investment in Cal Indemnity. The sale is subject to regulatory approvals and is expected to close by April 30, 2004.

Excluding the $15.6 million charge, expenses decreased in the CII workers' compensation operations by approximately $65.8 million or 31.2%. The decrease is primarily due to the following:

  In 2003, we recorded $16.9 million of net adverse loss development for prior accident years compared to net adverse loss development of $24.0 million recorded in 2002. The net adverse loss development recorded in 2003 was largely attributable to higher costs per claim, or claim severity, in California, primarily on accident years 1997-2002 except 2000. Higher claim severity has had a negative impact on the entire California workers' compensation industry in the past few periods and this trend may continue.

  The loss and loss adjustment expense, or LAE, ratio for the 2003 accident year compared to the 2002 accident year was lower by 7.0%, which resulted in a decrease in loss and LAE of approximately $8.6 million. The reduction is primarily related to our premium rate increases.

  A $42.1 million reduction in loss and LAE is related to the decrease in net earned premiums in 2003 compared to 2002.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses was approximately $8.0 million and is attributable to the lower premium revenue for the period.

The net adverse loss development on prior accident years included those years that were covered by our reinsurance agreements. This resulted in an increase in the reinsurance recoverable balance, which was then reduced by amounts collected from reinsurers. For the year ended December 31, 2003, we increased our ceded reserves by $40.9 million and received payments from our reinsurers totaling $53.0 million.

The loss and LAE reserves recorded as of December 31, 2003 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2003 as well as those occurring in accident years prior to 2003. Workers' compensation claim payments are made over several years from the date of the claim. Until the final payments for reported claims are made, reserves are invested to generate investment income.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio was 118.9% compared to 119.6% for 2002. The decrease was primarily due to a decrease in the loss and LAE ratio. Excluding prior accident years' adverse loss development, the combined ratio would have been 105.2% for 2003 and 106.0% for 2002.

New California workers' compensation insurance reform legislation was signed into law in September 2003 to address some of the cost drivers that have led to significantly higher workers' compensation insurance premium rates over the past three years. The Workers' Compensation Insurance Rating Bureau, or WCIRB, has preliminarily indicated that the reform legislation will reduce the 2004 loss costs by an average of 2.9% to 5.3%. Prior to the enactment of the legislation, the WCIRB had indicated that 2004 loss costs should increase by an average of 12%. We have not adjusted our reserving methods and there is no assurance that our rates are adequate given the inherent uncertainties in any new legislation.

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance market, our new reinsurance agreements, which cover new and renewal policies effective on and after January 1, 2003, have reduced coverage limits and exclusions for terrorist acts. We continue to retain the first

$500,000 per occurrence but the maximum coverage has been reduced from statutory (i.e., unlimited) limits to $20.0 million per occurrence. We also must meet certain annual aggregate deductibles before we can begin to recover from some of our reinsurers. This new coverage will result in our retaining more of the losses and LAE.

Reinsurance contracts do not relieve us from our obligations to injured workers or policyholders. At December 31, 2003, we had $177.3 million in reinsurance recoverable. We evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We also periodically review the financial strength ratings of our reinsurers to determine if an allowance for uncollectible reinsurance is warranted. As of December 31, 2003, no allowance was established. At December 31, 2003, all of our reinsurers were rated A- or better by Fitch Ratings (7th of 23) and the A.M. Best Company (4th of 16). Should these companies be unable to perform their obligations to reimburse us for ceded losses, we would experience significant losses.

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

  An increase in medical premiums of $138.7 million

  An increase in military contract revenues of $34.7 million

  An increase in professional fees of $1.9 million

  A decrease in investment and other revenues of approximately $200,000

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $719.0 million to $857.7 million, an increase of $138.7 million or 19.3%. The increase in premium revenue reflects a 5.1% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 52.2% increase in Medicaid member months and a 20.4% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

Military Contract Revenues increased from $338.9 million to $373.6 million, an increase of $34.7 million or 10.2%. The increase in revenue is primarily the result of additive change order work and is significantly offset by increased military contract expenses associated with those change orders. In addition, the 2001 revenue included final bid price adjustments on the first two completed option periods of the TRICARE Region 1 contract. The final adjustments resulted in revenue reductions of approximately $300,000 for Option Period 1 (June 1998 to May 1999), which is 0.2% of the final revenue settlement amount for that period and $1.8 million for Option Period 2 (June 1999 to May 2000), which is 0.9% of the final revenue settlement amount for that period. The impact on the 2001 net income for the final bid price adjustments for the first two completed option periods, net of corresponding expense adjustments noted below, was a reduction of $1.0 million. There were no final settlements of bid price adjustments in 2002.

The DoD fiscal year 2001 budget included several sweeping changes to the TRICARE program. In April 2001, SMHS began implementation of a prescription drug program for beneficiaries over age 65. Likewise, in October 2001, SMHS implemented TRICARE for Life, which is a comprehensive health care benefit to those retired military beneficiaries age 65 and over. Both of these modifications resulted from

Congressional changes to the program. SMHS administers the expanded benefits only to the over age 65 retiree military population. SMHS does not directly fund claims payment or bear any health care underwriting risk on these program modifications for the actual level of health care service utilization and does not record any claim payments or related revenue on these program modifications.

Professional Fees increased from $29.0 million to $30.9 million, an increase of $1.9 million or 6.7% as a result of higher average co-pays and increased visits at our provider subsidiaries.

Investment and Other Revenues decreased from $16.6 million to $16.4 million, a decrease of approximately $200,000 or 1.3% due primarily to a decrease in the average investment yield during the period offset by an increase in the average invested balance.

Medical Expenses increased from $608.8 million to $712.3 million, an increase of $103.5 million or 17.0% due primarily to our increased membership. Medical expenses, as a percentage of medical premiums and professional fees, decreased to 80.2% from 81.4%. The decrease is primarily due to premium yields in excess of cost and utilization increases and favorable claims development from prior periods, which were partially offset by higher bed days in 2002. Included in medical expenses is favorable development on prior years' estimates of $10.9 million and $7.5 million for the years ended December 31, 2002 and 2001, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated.

Military Contract Expenses increased from $331.6 million to $360.4 million, an increase of $28.8 million or 8.7%. The increase is consistent with the increase in revenues discussed previously. In addition, the 2001 contract expenses included final bid price adjustments on the first two completed option periods of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $600,000 for Option Period 1, which is 0.3% of the final contract expense settlement amount for that period and a contract expense reduction of $1.2 million for Option Period 2, which is 0.6% of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2002.

Included in military contract expenses are favorable development of prior years' estimates having an earnings impact of $4.6 million for the year ended December 31, 2002 and unfavorable development on prior years' estimates having an earnings impact of $2.1 million for the year ended December 31, 2001. In addition, favorable development of prior years estimates having a non-earnings impact were $16.5 million and $11.9 million for 2002 and 2001, respectively. The non-earnings impact was offset by a reduction in military contract revenues pursuant to the gain/loss risk-sharing with the government. The favorable development was a result of claims being settled for amounts less than originally estimated.

General and Administrative Expenses, or G&A, increased from $122.6 million to $134.0 million, an increase of $11.4 million or 9.3%. As a percentage of revenues, G&A expenses were 10.5% for 2002, compared to 11.1% in 2001. As a percentage of medical premium revenue, G&A expenses were 15.6% for 2002, compared to 17.1% for 2001.

Interest Expense decreased from $15.7 million to $7.7 million, a decrease of $8.0 million or 51.4%. Interest expense related to the revolving credit facility decreased $3.7 million due to a decrease in the average balance of outstanding debt during the period and a decrease in the weighted average cost of borrowing. Our average interest rate on the revolving credit facility, excluding the amortization of deferred financing fees, our interest rate swap agreement and fees on the unused portion of the credit facility was 4.6% in 2002, compared to 8.1% in 2001. We incurred a fee of 0.5% on the unused portion of the revolving credit facility. Interest expense related to the sale-leaseback transaction decreased by $4.9 million as the remaining buildings qualified as a sale during 2002. We had various increases in interest expense of approximately $600,000.

Other Income (Expense), Net increased $2.2 million primarily due to a net loss on sale of assets of $2.3 million in 2001.

Provision for Income Taxes was recorded at $22.1 million for 2002 compared to $7.2 million for 2001. The effective tax rate for 2002 was 34.3% compared to 31.6% for 2001. Our ongoing effective tax rate is less than the statutory rate due primarily to tax preferred investments.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The loss from discontinued operations for 2002 was $5.9 million compared to $12.0 million for 2001. The Texas HMO health care operations had a gain of $8.5 million for 2002, which was offset by a loss on the CII workers' compensation operations of $14.4 million.

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

During 2002, TXHC sold four real estate properties and a piece of land, which resulted in a gain, net of tax, on the sale of approximately $700,000. In conjunction with the sales, we were required, under the terms of the mortgage loan agreement, to pay pre-determined minimum amounts of the mortgage note. Since the principal payments resulted in a reduction of future interest, future accrued interest was reduced and a gain, net of tax, of $1.9 million was recorded.

Discontinued CII workers' compensation operations. The discontinued workers' compensation operations for 2002 had a loss of $14.4 million compared to a profit of $2.0 million in 2001. The 2002 results included valuation adjustments of $17.3 million, or $11.3 million after tax. Net earned premiums increased by $3.0 million or 1.7% due primarily to a decrease in ceded reinsurance premiums of $12.9 million that was partially offset by a $9.9 million decrease in gross earned premiums. Gross written premiums decreased by $10.7 million due primarily to reduced California premium writings.

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

  Approximately $2.3 million in additional loss and LAE was related to the increase in net earned premiums in 2002 compared to 2001.

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

  The loss and LAE ratio for the 2002 accident year was higher by 3.0% which resulted in an increase of approximately $5.3 million in additional losses including the $8.3 million recorded as part of the valuation adjustments. Excluding the valuation adjustment, which represents 4.7% of net earned premiums, the 2002 accident year loss and LAE ratio would have been 1.7% less than the 2001 accident year loss ratio. The decrease is due to the higher premium rates, which were substantially offset by higher estimated average incurred claims.

  The net decrease in underwriting expenses, policyholders' dividends and other operating expenses, excluding the valuation adjustments, was approximately $100,000.

The net adverse loss development on prior accident years included those years that were covered by our low level reinsurance agreement. This resulted in an increase in the reinsurance recoverable balance, which is then reduced by amounts collected from reinsurers. During the year ended December 31, 2002, we increased our ceded reserves by $45.9 million and received payments from our reinsurers totaling $74.6 million.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio, net of valuation adjustments of 9.6%, was 110.0% compared to 106.1% for 2001. The increase was primarily due to increased net adverse loss development for prior accident years. Excluding valuation adjustments and prior accident years' adverse loss development, the combined ratio would have been 99.3% for 2002 and 101.1% for 2001.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $151.9 million for the year ended December 31, 2003 compared to $136.6 million in 2002. We used the majority of the cash flow for the repurchase of the Company's common stock and for capital expenditures. The improvement in cash flows from continuing operations over 2002 is primarily attributable to cash from earnings and the change in operating assets and liabilities.

The cash flow resulting from the change in operating assets and liabilities of $49.5 million was primarily due to the following:

  a source of cash due to the decrease in the deferred tax asset balance of $32.7 million a source of cash due to the increase in medical claims payable of $5.7 million a source of cash due to the increase in other liabilities of $9.0 million a source of cash due to the increase in other current liabilities of $21.3 million a source of cash due to the increase in military health care payable balance of $11.4 million a use of cash due to the increase in other assets of $7.4 million a use of cash due to the increase in other current assets of $19.1 million various other changes in assets and liabilities accounting for the remaining use of cash of $4.1 million

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

The loss of the T-Nex contract will adversely affect our cash flow from operations starting in the fourth quarter of 2004. During the phase-out period, we expect that SMHS will have negative cash from operations as the payout of the remaining liabilities will exceed SMHS' accounts receivable balance.

Net cash used for investing activities of continuing operations during 2003 included $21.8 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. This was offset by net proceeds of $3.3 million from property and equipment dispositions. The net cash change in investments for the year was an increase in investments of $12.5 million as investments were purchased with available funds.

Net cash used for financing activities of continuing operations during 2003 included net payments of $60.7 million on debt related items offset by $115.0 million in proceeds from the sale of our senior convertible debentures and $1.5 million from proceeds of other long-term debt. These proceeds were offset by debt issue costs of $5.8 million. Proceeds from the issuance of stock in connection with stock plans were $19.2 million. We used cash of $99.5 million to purchase treasury stock.

On December 28, 2000, the majority of our Las Vegas, Nevada administrative and medical clinic real estate holdings were sold in a sale-leaseback transaction. As part of the transaction, a portion of the sales price was financed with mortgage notes receivable of $22.2 million and deposits of $4.3 million were provided. In accordance with Statement of Financial Accounting Standards No. 98, "Accounting for Leases", or SFAS No. 98, we recorded the transaction as a financing obligation of $113.7 million offset by the mortgage notes receivable of $22.2 million. As of September 30, 2002, we had received the deposits back and full payment of the outstanding mortgage obligations. The payments cured the continuing involvement criteria from SFAS No. 98 and the transaction then qualified as a sale.

Discontinued operations used cash of $17.8 million in 2003, compared to $47.9 million in 2002. Cash used in 2003 was primarily for the payoff of the remaining Kaiser-Texas mortgage loan for $12.9 million and the redemption of the outstanding 9½% senior debentures for $15.3 million. Cash used in 2002 was primarily for the run-out of claims and other legal and restitution related items. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, we believe we have adequate funds available and the ability to invest, should we be required to do so, adequate funds in Texas to meet the anticipated obligations for our former members' health care claims.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by us for cash beginning on or after March 20, 2008.

The debentures were sold to Banc of America Securities LLC, Credit Lyonnais Securities (USA), Inc., and U.S. Bancorp Piper Jaffray, in reliance upon the exemption afforded by Section 4(2) of the Securities Act, and were offered and resold to "qualified institutional buyers" under Rule 144A of the Securities Act. We filed a registration statement under the Securities Act to permit registered resales of the debentures and the common stock into which the debentures are convertible. The Securities and Exchange Commission declared this registration statement effective on August 29, 2003.

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

Revolving Credit Facility

On March 3, 2003, we entered into a new $65.0 million revolving credit facility, which replaced the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006, but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. We have not yet utilized this facility.

The new credit facility is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc., or any of its subsidiaries and certain other exclusions.

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

Sierra Share Repurchase Program

As of December 31, 2003, our Board of Directors had authorized a program for the repurchase of up to 7.6 million shares of our common stock. Through December 31, 2003, we had purchased, at prevailing prices in the open market by block purchase or private transactions, 5.3 million shares for $99.5 million. As of December 31, 2003, we had Board authorization to purchase approximately 2.3 million shares of common stock.

Our new revolving credit facility, as amended, allows for additional stock repurchases of up to $60 million during the remainder of 2004. As of March 1, 2004, the Company has repurchased an additional 708,000 shares for $22.6 million.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $36.5 million at December 31, 2003. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the Kaiser-Texas acquisition, TXHC entered into a letter agreement with the Texas Department of Insurance whereby TXHC agreed to maintain a net worth of $20.0 million, on a statutory basis, until certain income levels were achieved. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and TXHC is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $177.2 million in cash and cash equivalents held at December 31, 2003, including discontinued operations, $58.7 million was held by discontinued operations and of the remainder, $51.5 million, was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at December 31, 2003. The amounts presented below include all future payments associated with each obligation including interest expense.

                                           Long-
                                           Term        Capital     Operating
                                           Debt         Leases      Leases      Total
                                        -----------  ------------  ---------  ---------
                                                          (In thousands)
Continuing Operations
Payments due in less than 1 year...... $     2,684  $        117  $  21,384  $  24,185
Payments due in 1 to 3 years..........       5,368           144     40,171     45,683
Payments due in 4 to 5 years..........       6,146           101     36,408     42,655
Payments due after 5 years............     148,918           123    117,471    266,512
                                        -----------  ------------  ---------  ---------
     Total Continuing Operations...... $   163,116  $        485  $ 215,434  $ 379,035
                                        ===========  ============  =========  =========
Discontinued Operations
Payments due in less than 1 year...... $        --  $        235  $     777  $   1,012
Payments due in 1 to 3 years..........          --            --      1,388      1,388
Payments due in 4 to 5 years..........          --            --        969        969
Payments due after 5 years............          --            --         --         --
                                        -----------  ------------  ---------  ---------
     Total Discontinued Operations.... $        --  $        235  $   3,134  $   3,369
                                        ===========  ============  =========  =========

Other

We have a 2004 capital budget of $16.9 million and are also limited in the amount of capital expenditures we can purchase by our new revolving credit facility. The 2004 planned expenditures are primarily for a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above and debt service. We believe that our existing working capital, operating cash flow and, if necessary, equipment leasing, divestitures of certain non-core assets and amounts available under our credit facility should be sufficient to fund our capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

At December 31, 2002, our Chief Executive Officer, or CEO, had loans outstanding to us in the amount of $4.2 million with a maturity date of December 31, 2003. During 2003, our CEO paid the entire outstanding balance including accrued interest.

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

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively effected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act, or ERISA, which regulates insured and self- insured health care coverage plans offered by employers, pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of this 2003 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

Recently Issued Accounting Standards

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No.149 did not have a material effect on our consolidated financial position or results of operations.

In December 2003, the FASB, issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of

FASB Statements No. 87, 88 and 106" or Revised SFAS No. 132. Revised SFAS No. 132 retains the disclosure requirement contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. The statement also requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. See Note 15 for disclosure on our defined benefit plan.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. The following discusses our most critical accounting policies and estimates, which have been reviewed by the Audit Committee of our Board of Directors.

Medical Premiums and Expenses. Medical premium revenues are recorded in the month when we are obligated to provide services to our enrolled members. Premiums received in advance of the coverage period are recorded as unearned premiums. Our premium revenues are net of an estimate for an allowance for retroactive adjustments. At December 31, 2003, our allowance for retroactive adjustments for health care premium revenues was $2.2 million. Retroactive adjustments result from changes in enrollments that relate to prior periods due to delays in processing or reporting by employers. We use historical trends and known activities to estimate our premium allowances. Any subsequent difference between actual premium adjustments and previously estimated premium adjustments would be reflected in that subsequent year's operating results.

Health care medical expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs, which have been incurred as of the balance sheet date but not yet reported to us. We use a variety of standard actuarial projection methods to make these estimates and we must use our judgment in selecting development factors and assumed trends. In making our projections, we consider medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. Our assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in our having to provide new or extended benefits and changes in our health care delivery system or costs. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

Management believes, based on information presently available, that the recorded liability for medical claims payable, which at December 31, 2003, represented 10.6% of our total consolidated liabilities or $103.7 million, is reasonable and adequate to cover future health care claim payments. However, a difference between the recorded liability and actual developed claim payments could have a material impact to our financial results. For example, a 1% increase in medical claims payable as of December 31, 2003, would reduce reported net income for the year 2003 by $674,000 or 1.1% and diluted earnings per share would be reduced by $0.02.

Military Contract Revenues and Expenses. Military contract revenue is recorded based on the contract price as agreed to by the federal government. The contract was based on prior years' data provided by the government along with assumptions of future trends. The contract contains provisions that adjust the contract price based on actual experience, which we call the bid price adjustment, or BPA, and for government-directed change orders. For the year ended December 31, 2003, we estimate that approximately $148 million or 32% of the total military contract revenues were for BPA and change orders. At December 31, 2003, military accounts receivable due from the federal government was $47.4 million of which approximately $9.9 million was for accrued BPA and change order revenues. As the data becomes available from the government, we compare the actual results to the contract assumptions and the estimated effects of these adjustments are recognized on a monthly basis. In addition, we record revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract. The BPA and government-directed change orders are subject to negotiation and we must use our judgment in making our estimates. The actual negotiated price could be substantially different from what we had originally estimated. Any subsequent difference would be reported in that subsequent year's operations.

Military contract health care costs are recorded in the period when services are provided to eligible beneficiaries, including estimates for provider costs, which have been incurred as of the balance sheet date but not reported to us. We use a variety of actuarial projection methods to make these estimates and we must use our judgment in selecting development factors and assumed trends. Our assumptions, which are in large part related to the same assumptions we use in estimating military contract revenues, could be affected by unanticipated changes, such as new interpretations of contract provisions that result in our having to provide new or extended benefits and changes in our health care delivery system or costs. We must also factor into our assumptions the limited risk-sharing that we have with the government in providing health care services. Any substantial change in our estimates may to a large degree be mitigated by the risk-sharing contract provision. At December 31, 2003, our military health care payable was $76.6 million. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

Investment Securities. At December 31, 2003, we had total investments for continuing operations of $215.2 million. All of these investments are classified as available-for-sale and are presented at fair value. Except for restricted cash and investments, which totaled $17.6 million at December 31, 2003, and are reported as non-current assets, the remainder of these investments of $197.6 million are available to support current operations and are therefore reported as current assets.

Our discontinued operations had total investments of $247.7 million of which $244.2 million was classified as available-for-sale and the balance of $3.5 million was classified as held-to-maturity. Held-to-maturity investments are reported at amortized cost because we have the intent and ability to hold these investments until they mature.

Unrealized investment gains and losses, net of related income taxes, on the available-for-sale investments are included as a separate component of stockholders' equity until realized. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues.

We periodically review our investment portfolio to determine if there is an impairment that is other than temporary. We must use our judgment in testing for impairment and we consider, among other factors, the length of time and the extent of a security's unrealized loss, the financial condition and near term prospects of the issuer, economic forecasts and market or industry trends. If the impairment is determined to be other than temporary, a realized loss is recognized at the date of determination. To date, we have not experienced any significant impairments that were other than temporary in our investments. However, due to the current economic environment and the volatility of the securities market, testing for impairment has become more difficult and there is no assurance that future impairments may not be sustained, which could adversely impact our business and results of operations. For example, if an other than temporary impairment occurred that reduced our total investments, including discontinued operations, by 1% at December 31, 2003, our reported net income for the year 2003 would be reduced by $3.0 million or 4.8% and fully diluted earnings per share would be reduced by $0.10.

Litigation and Legal Accruals. We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. We may also face claims for punitive damages that are not covered by insurance. We are also subject to claims for workers' compensation and claims by providers for payment for medical services rendered to injured workers. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self- insured portion based upon our current assessment of such litigation. In addition, we accrue estimated legal defense and other settlement costs based on our assessment of the available information, including our outside legal counsel's assessment of the case. We also assess potential legal exposure, based on currently available information, to determine if a precautionary notice of potential claim should be reported to our insurers and if an accrual should be established.

Workers' Compensation Loss and Loss Adjustment Expenses. Discontinued operations' workers' compensation insurance losses and loss adjustment expenses, or LAE, are based upon the accumulation of cost estimates for reported claims occurring during the period as well as an estimate for losses that have occurred but have not yet been reported. Similar to the health care medical expenses, we use a variety of standard actuarial projection methods to make these estimates and we must use our judgment in selecting development factors and assumed trends. Unlike health care medical expenses, where the cost to provide health care services is substantially completed within one year, workers' compensation claims can be paid out over a substantial number of years due to certain lifetime benefits. In addition, the period between when a claim is reported to us and when the injury occurred could be longer than one year and when we are no longer insuring the account. Loss and LAE reserves have a significant degree of uncertainty when related to their subsequent payments. Although our reserves are established on the basis of a reasonable estimate, it is not only possible but also probable that our reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns, unanticipated inflationary trends affecting the cost of services covered by the insurance contract, adverse legal outcomes and new interpretations of laws or regulations or of disputed contract provisions that result in our having to provide new or extended benefits. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. During the past five years (1999-2003), we have had adverse development in our previously recorded loss and LAE reserves that has ranged from a low of $8.7 million to a high of $24.0 million. Any subsequent change in loss and LAE reserves established in a prior year would be reflected in that subsequent year's operating results.

Management believes, based on information presently available, that the recorded liability for loss and LAE reserves is reasonable and adequate to cover future workers' compensation claim payments. At December 31, 2003, loss and LAE reserves represented 87.9% of the liabilities of discontinued operations and 42.2% of our total consolidated liabilities. A change between the recorded liability and actual developed claim payments could have a material impact to our business and results of operations. For example, a 1% increase in loss and LAE reserves, not covered by reinsurance, as of December 31, 2003, would reduce reported net income for the year 2003 by $2.7 million or 4.3% and diluted earnings per share would be reduced by $0.09.

Reinsurance Recoverable. Included in the assets of discontinued operations is reinsurance recoverable, which represents the estimated amount of unpaid workers' compensation loss and LAE reserves that would be recovered from our reinsurers and, to a lesser extent, amounts billed to the reinsurers for their portion of paid losses and LAE. Reinsurance receivable for ceded paid claims is recorded in accordance with the terms of the agreements and reinsurance recoverable for unpaid losses and LAE is estimated in a manner consistent with the claim liability associated with the reinsurance policy. Any significant changes in the underlying claim liability could directly affect the amount of reinsurance recoverable. Reinsurance recoverable, including amounts related to paid and unpaid losses, are reported as assets rather than a reduction of the related liabilities. Reinsurance contracts do not relieve us from our obligations to enrollees, injured workers or policyholders. If our reinsurers were to fail to honor their obligations because of insolvency, disputed contract provisions or for other reasons, we could incur significant losses. Prior to entering into reinsurance contracts, we evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. In addition, we periodically monitor the financial strength of our reinsurers to determine if an allowance for uncollectible reinsurance recoverables is warranted. To date, we have never had to write-off a workers' compensation reinsurance recoverable balance and no allowance for uncollectible amounts has been established. At December 31, 2003, reinsurance recoverable for workers' compensation was $177.3 million. Any subsequent change in reinsurance recoverable established in a prior year would be reflected in that subsequent year's operating results.

Management believes, based on information presently available, that the recorded balance for reinsurance recoverables is reasonable and collectible. A change between the recorded balance and the actual developed recoverable could have a material impact to our business and results of operations. For example, a 1% decrease in reinsurance recoverables as of December 31, 2003, would reduce reported net income for the year 2003 by $1.2 million or 1.8% and diluted earnings per share would be reduced by $0.04.

Deferred Tax Assets and Liabilities. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Our temporary differences arise principally from certain net operating losses, accrued expenses, reserves that are discounted for tax return purposes and depreciation. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income and the expected timing of the reversals of the existing temporary differences. A valuation allowance is established for those portions of the deferred tax assets that we consider to be more likely than not unrealizable. At December 31, 2003, our total deferred tax assets, including discontinued operations, were $62.7 million and our total deferred tax liabilities were $5.4 million.

Management believes, based on information presently available, that the recorded deferred tax assets are reasonable and recoverable. A change between the recorded asset and the subsequently used deferred tax asset could have a material impact to our business and results of operations. For example, a 1% decrease in the deferred tax asset as of December 31, 2003, could reduce reported net income for the year 2003 by $623,000 or 1.0% and diluted earnings per share would be reduced by $0.02.

Net Proceeds From the Sale of Cal Indemnity. On November 25, 2003, we entered into an agreement to sell Cal Indemnity and its insurance subsidiaries. The sale requires regulatory approval and is expected to be completed by April 30, 2004. The cash portion of the purchase price, which will be paid when the agreement becomes effective, is subject to certain adjustments that will not be determined until the transaction is consummated. The value of certain assets will be subject to further adjustments at future dates. The contingent payment portion of the purchase price will be based on the development that occurs on the loss and allocated loss adjustment expense reserves from the consummation date through December 31, 2009. In addition, we will be obligated to perform, or be responsible for the performance of, certain transition services through December 31, 2009 for which we will receive a limited amount of funds for these services.

In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write-down the investment in Cal Indemnity to its estimated net sales proceeds of approximately $73 million. We did not recognize a tax benefit on the charge since our tax basis was less than our investment in Cal Indemnity. We used estimates and assumptions to project Cal Indemnity's future operating results, the costs to perform transition services, the funds to be received for transition services, the expected value of certain assets, the development of loss and allocated loss adjustment expense reserves, and the sales transaction costs. Prior to the effective date, any change to the net sales proceeds will be included in the results for discontinued operations. After the effective date, any change to the net sales proceeds will be included in operating results of continuing operations. A change to the net sales proceeds could have a material effect on our financial results. For example, a 1% decrease in the net sales proceeds as of December 31, 2003, would have reduced our reported net income for the year 2003 by $730,000 or 1.2% and diluted earnings per share would be reduced by $.02.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. As of December 31, 2003, including discontinued operations, we have approximately $640.1 million in cash and cash equivalents and current, long-term and restricted investments. Of the total investments of $462.9 million, approximately $459.4 million are classified as available-for-sale and $3.5 million are classified as held-to-maturity. These investments are primarily in fixed income investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

Assuming interest rates were to increase by a factor of 1.1, the net hypothetical loss in fair value of stockholders' equity related to financial instruments is estimated to be approximately $9.1 million after tax (6.1% of total stockholders' equity). Of the $9.1 million decrease, $4.6 million is related to our discontinued operations. We believe that such an increase in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

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

The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against losses from unauthorized use or disposition. Management believes that for the year ended December 31, 2003, such systems and controls were adequate to meet the objectives discussed herein.

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

/s/Anthony M. Marlon, M.D.
Chairman and Chief Executive Officer

/s/Paul H. Palmer
Senior Vice President, Finance
   Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 20 to the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

/s/DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 4, 2004

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands, except share data)

                                                                           2003          2002
                                                                       ------------  ------------
                               ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents........................................ $    118,473  $     45,778
    Investments......................................................      197,573       182,452
    Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2003 - $7,342; 2002 - $10,626)....................       12,080        11,232
    Military Accounts Receivable (Less Allowance for Doubtful
         Accounts: 2003 and 2002 - $100).............................       47,389        47,126
    Current Portion of Deferred Tax Asset............................       33,708        50,402
    Prepaid Expenses and Other Current Assets........................       37,478        18,380
    Assets of Discontinued Operations................................      533,756       565,058
                                                                       ------------  ------------
         Total Current Assets........................................      980,457       920,428

PROPERTY AND EQUIPMENT, NET..........................................       63,109        64,868
RESTRICTED CASH AND INVESTMENTS......................................       17,646        17,557
GOODWILL (Less:  Accumulated Amortization $6,972)....................       14,782        14,782
DEFERRED TAX ASSET (Less Current Portion)............................       11,501        14,947
OTHER ASSETS.........................................................       46,626        33,384
                                                                       ------------  ------------
TOTAL ASSETS......................................................... $  1,134,121  $  1,065,966
                                                                       ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accrued Liabilities.............................................. $     56,327  $     50,349
    Trade Accounts Payable...........................................       37,787        29,249
    Accrued Payroll and Taxes........................................       15,879        13,660
    Medical Claims Payable...........................................      103,749        98,031
    Unearned Premium Revenue.........................................       45,888        40,758
    Military Health Care Payable.....................................       76,605        65,223
    Current Portion of Long-Term Debt................................          163           186
    Liabilities of Discontinued Operations...........................      472,407       500,720
                                                                       ------------  ------------
         Total Current Liabilities...................................      808,805       798,176

LONG-TERM DEBT (Less Current Portion)................................      116,645        60,710
OTHER LIABILITIES....................................................       57,907        50,515
                                                                       ------------  ------------
TOTAL LIABILITIES....................................................      983,357       909,401
                                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 Par Value, 1,000
         Shares Authorized; None Issued or Outstanding
    Common Stock, $.005 Par Value, 60,000 Shares Authorized;
         2003 - 33,173; 2002 - 30,953 Shares Issued..................          166           155
    Treasury Stock: 2003  - 6,221; 2002 - 1,163 Common Stock Shares..     (112,737)      (17,148)
    Additional Paid-In Capital.......................................      227,417       196,711
    Deferred Compensation............................................          (22)         (473)
    Accumulated Other Comprehensive (Loss) Gain .....................         (479)          381
    Retained Earnings (Accumulated Deficit)..........................       36,419       (23,061)
                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...........................................      150,764       156,565
                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................... $  1,134,121  $  1,065,966
                                                                       ============  ============

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

                                                                   2003         2002         2001
                                                                -----------  -----------  -----------
OPERATING REVENUES:
Medical Premiums.............................................. $   962,176  $   857,741  $   718,994
Military Contract Revenues....................................     465,313      373,589      338,918
Professional Fees.............................................      37,367       30,923       28,985
Investment and Other Revenues.................................      20,223       16,382       16,603
                                                                -----------  -----------  -----------
   Total......................................................   1,485,079    1,278,635    1,103,500
                                                                -----------  -----------  -----------
OPERATING EXPENSES:
Medical Expenses..............................................     762,865      712,290      608,757
Military Contract Expenses....................................     452,554      360,375      331,621
General and Administrative Expenses...........................     137,263      133,979      122,623
                                                                -----------  -----------  -----------
   Total......................................................   1,352,682    1,206,644    1,063,001
                                                                -----------  -----------  -----------
OPERATING INCOME FROM CONTINUING
     OPERATIONS...............................................     132,397       71,991       40,499
Interest Expense..............................................      (5,491)      (7,650)     (15,738)
Other Income (Expense), Net...................................        (223)          55       (2,119)
                                                                -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES......................................     126,683       64,396       22,642
PROVISION FOR INCOME TAXES....................................     (44,565)     (22,088)      (7,161)
                                                                -----------  -----------  -----------
INCOME FROM CONTINUING OPERATIONS.............................      82,118       42,308       15,481
LOSS FROM DISCONTINUED OPERATIONS (net of income tax
      benefit of $3,578, $2,945 and $5,403)...................     (19,792)      (5,860)     (11,995)
                                                                -----------  -----------  -----------
NET INCOME.................................................... $    62,326  $    36,448  $     3,486
                                                                ===========  ===========  ===========
EARNINGS PER COMMON SHARE:
    Income From Continuing Operations......................... $      2.93  $      1.47  $      0.56
    Loss from Discontinued Operations.........................       (0.71)       (0.20)       (0.43)
                                                                -----------  -----------  -----------
    Net Income................................................ $      2.22  $      1.27  $      0.13
                                                                ===========  ===========  ===========
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
    Income From Continuing Operations......................... $      2.70  $      1.36  $      0.54
    Loss from Discontinued Operations.........................       (0.65)       (0.19)       (0.42)
                                                                -----------  -----------  -----------
    Net Income................................................ $      2.05  $      1.17  $      0.12
                                                                ===========  ===========  ===========

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                                                                        Accumulated     Retained       Total
                                                        Common Stock        In Treasury       Additional   Deferred        Other        Earnings       Stock-
                                                    ------------------- --------------------    Paid-In    Compensa-   Comprehensive  (Accumulated    holders'
                                                     Shares     Amount   Shares     Amount      Capital      tion       Gain (Loss)     Deficit)       Equity
                                                    ---------  -------- ---------  ---------  -----------  ---------   -------------  -------------  ----------
BALANCE, JANUARY 1, 2001...........................   28,815  $    144     1,523  $ (22,789) $   177,493  $      --   $      (5,667) $     (58,708) $   90,473
Common Stock Issued in Connection
     with Stock Plans..............................      589         3        --         --        2,087         --              --             --       2,090
Income Tax Benefit Realized Upon
     Exercise of Stock Options.....................       --        --        --         --           97         --              --             --          97
Issuance of Restricted Stock.......................      244         1        --         --        1,399     (1,400)             --             --          --
Amortization of Deferred Compensation..............       --        --        --         --           --        342              --             --         342
Comprehensive Income:
   Net Income......................................       --        --        --         --           --         --              --          3,486       3,486
   Other Comprehensive Income:
    Unrealized Holding Gain on Available-
       for-Sale Investments ($374 pretax)..........       --        --        --         --           --         --             243             --         243
    Reclassification Adjustment for Gains
       Included in Net Income ($326 pretax)........       --        --        --         --           --         --            (212)            --        (212)
                                                                                                                       -------------  -------------  ----------
Total Comprehensive Income.........................       --        --        --         --           --         --              31          3,486       3,517
                                                    ---------  -------- ---------  ---------  -----------  ---------   -------------  -------------  ----------
BALANCE, DECEMBER 31, 2001.........................   29,648       148     1,523    (22,789)     181,076     (1,058)         (5,636)       (55,222)     96,519

Common Stock Issued in Connection
     with Stock Plans..............................    1,305         7      (360)     5,641        8,798         --              --         (4,287)     10,159
Income Tax Benefit Realized Upon
     Exercise of Stock Options.....................       --        --        --         --        6,837         --              --             --       6,837
Amortization of Deferred Compensation..............       --        --        --         --           --        585              --             --         585
Comprehensive Income:
   Net Income......................................       --        --        --         --           --         --              --         36,448      36,448
   Other Comprehensive Income:
    Unrealized Holding Gain on Available-
       for-Sale Investments ($10,671 pretax).......       --        --        --         --           --         --           6,936             --       6,936
    Reclassification Adjustment for Losses
       Included in Net Income ($217 pretax)........       --        --        --         --           --         --             141             --         141
    Minimum Pension Liability
       Adjustment ($1,630 pretax)..................       --        --        --         --           --         --          (1,060)            --      (1,060)
                                                                                                                       -------------  -------------  ----------
Total Comprehensive Income.........................       --        --        --         --           --         --           6,017         36,448      42,465
                                                    ---------  -------- ---------  ---------  -----------  ---------   -------------  -------------  ----------
BALANCE, DECEMBER 31, 2002.........................   30,953       155     1,163    (17,148)     196,711       (473)            381        (23,061)    156,565

Common Stock Issued in Connection
     with Stock Plans..............................    2,220        11      (272)     3,896       18,110         --              --         (2,846)     19,171
Income Tax Benefit Realized Upon
     Exercise of Stock Options.....................       --        --        --         --       12,596         --              --             --      12,596
Amortization of Deferred Compensation..............       --        --        --         --           --        451              --             --         451
Repurchase of Common Shares........................       --        --     5,330    (99,485)          --         --              --             --     (99,485)
Comprehensive Income:
   Net Income......................................       --        --        --         --           --         --              --         62,326      62,326
   Other Comprehensive Income:
    Unrealized Holding Loss on Available-
       for-Sale Investments ($4,446 pretax)........       --        --        --         --           --         --          (2,890)            --      (2,890)
    Reclassification Adjustment for Gains
       Included in Net Income ($1,493 pretax)......       --        --        --         --           --         --             970             --         970
    Minimum Pension Liability
       Adjustment ($1,630 pretax)..................       --        --        --         --           --         --           1,060             --       1,060
                                                                                                                       -------------  -------------  ----------
Total Comprehensive Income.........................       --        --        --         --           --         --            (860)        62,326      61,466
                                                    ---------  -------- ---------  ---------  -----------  ---------   -------------  -------------  ----------
BALANCE, DECEMBER 31, 2003.........................   33,173  $    166     6,221  $(112,737) $   227,417  $     (22)  $        (479) $      36,419  $  150,764
                                                    =========  ======== =========  =========  ===========  =========   =============  =============  ==========

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

                                                                          2003        2002        2001
                                                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income..................................................... $   62,326  $   36,448  $    3,486
      Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
          Loss from Discontinued Operations..........................     19,792       5,860      11,995
          Depreciation and Amortization..............................     15,929      18,245      24,184
          Deferred Compensation Expense..............................        451         585         342
          Provision for Doubtful Accounts............................      3,071       2,835       1,251
          Loss on Property and Equipment Dispositions................        825          17       2,311
      Change in Operating Assets and Liabilities:
          Other Assets...............................................     (7,408)        (16)      2,839
          Deferred Tax Asset.........................................     32,688      37,931       2,107
          Other Current Liabilities..................................     21,345      14,660       3,853
          Accounts Receivable........................................     (3,919)      1,267      (2,921)
          Other Current Assets.......................................    (19,097)      6,454      (2,153)
          Military Accounts Receivable...............................       (263)     (6,960)     32,436
          Military Health Care Payable...............................     11,382     (12,038)     (7,598)
          Medical Claims Payable.....................................      5,718      16,369       7,258
          Other Liabilities..........................................      9,023      14,980      18,774
                                                                       ----------  ----------  ----------
         Net Cash Provided by Operating Activities of
            Continuing Operations....................................    151,863     136,637      98,164
                                                                       ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures...........................................    (21,774)    (12,392)     (7,136)
      Property and Equipment Dispositions............................      3,256         680       7,265
      Purchase of Available-for-Sale Investments.....................   (540,206)   (847,437)   (130,625)
      Proceeds from Sales/Maturities of
          Available-for-Sale Investments.............................    527,696     712,483     107,540
                                                                       ----------  ----------  ----------
         Net Cash Used for Investing Activities of
            Continuing Operations....................................    (31,028)   (146,666)    (22,956)
                                                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing..............................    116,480          --          --
      Debt Issue Costs...............................................     (5,834)         --          --
      Proceeds on Sale-Leaseback Deposit.............................         --      16,862          --
      Payments on Debt and Capital Leases............................    (60,721)    (30,399)    (53,187)
      Purchase of Treasury Stock.....................................    (99,485)         --          --
      Exercise of Stock in Connection with Stock Plans...............     19,171      10,159       2,090
                                                                       ----------  ----------  ----------
         Net Cash Used for Financing Activities of
            Continuing Operations....................................    (30,389)     (3,378)    (51,097)
                                                                       ----------  ----------  ----------
NET CASH USED FOR DISCONTINUED OPERATIONS............................    (17,751)    (47,929)    (45,954)
                                                                       ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS..............................................     72,695     (61,336)    (21,843)
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR.......................................................     45,778     107,114     128,957
                                                                       ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................. $  118,473  $   45,778  $  107,114
                                                                       ==========  ==========  ==========

See the accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001

1. BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. and its subsidiaries (collectively referred to as "Sierra" or the "Company"). Sierra is a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. Sierra's broad range of managed health care services are provided through its health maintenance organization ("HMO"), managed indemnity plans, military health services programs, third-party administrative services programs for employer-funded health benefit plans and medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered.

The Company's continuing operations currently operate in two reportable segments: managed care and corporate operations and military health services operations. The Company's prior third reportable segment, workers' compensation operations, has been classified as a discontinued operation.

Discontinued Operations. During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October 2001. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), effective January 1, 2001. In accordance with SFAS No. 144, beginning January 1, 2001, the Texas HMO health care operations were reclassified and presented as discontinued operations.

In accordance with SFAS No. 144, during the fourth quarter of 2002, the Company reclassified its workers' compensation insurance operations as discontinued operations. During the fourth quarter of 2003, the Company announced that it and its wholly-owned subsidiary, CII Financial Inc. ("CII"), entered into a Stock Purchase Agreement, which provides for the sale of all of the capital stock of California Indemnity Insurance Company ("Cal Indemnity"), a wholly-owned subsidiary of CII.

The individual line items on the consolidated balance sheets have been presented net of the discontinued operations with the total assets and liabilities of the discontinued operations presented on one line within current assets and current liabilities, respectively. The results of operations from the discontinued operations have been reported net of tax as a separate component of income on the consolidated statements of operations. The cash flows from the discontinued operations have been reported as a separate component on the consolidated statements of cash flows. See Notes 9 and 10 for disclosure on and a description of the discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. Sierra's consolidated subsidiaries include: Health Plan of Nevada, Inc. ("HPN") and Texas Health Choice, L.C. ("TXHC"), which are licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company; Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical provider group; Sierra Military Health Services, Inc., and its subsidiary, ("SMHS"), a company that provides and administers managed care services to certain TRICARE eligible beneficiaries; CII, a holding company primarily engaged in writing workers' compensation insurance through its wholly-owned subsidiaries; administrative services companies; a home health care agency; a hospice; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services. CII and TXHC have been reported as discontinued operations.

Medical Premiums. Membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra generally upon 60 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which members are entitled to receive services and are net of estimated retroactive adjustments of members and groups. Non- Medicare member enrollment is represented principally by employer groups. HPN offers a prepaid health care program to Medicare recipients. Revenues associated with Medicare recipients were approximately $375.2 million, $340.1 million and $304.7 million in 2003, 2002 and 2001, respectively. Premiums collected in advance are recorded as unearned premium revenue and can include payments under prepaid Medicare contracts with the Centers for Medicare and Medicaid Services ("CMS") and prepaid HPN commercial and SHL preferred provider organization premiums.

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

Professional Fees. Revenue for professional medical services is recorded on the accrual basis in the period in which the services are provided. Such revenue is recorded at established rates, net of provisions for estimated contractual allowances and allowances for doubtful accounts.

Investment and Other Revenues. Investment income is recognized in the period earned. Realized gains and losses are recognized as incurred and are calculated using the specific identification method. Other revenues include administrative services fees and certain ancillary product revenues. Such revenues are recognized in the period in which the service is performed or the period that coverage for services is provided.

Medical Expenses. Health care expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs, which have been incurred as of the balance sheet date but not yet reported to the Company. The Company uses a variety of standard actuarial projection methods to make these estimates and must use judgment in selecting development factors and assumed trends. In making projections, the Company considers medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, seasonality patterns and changes in membership. Assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in the Company having to provide new or extended benefits and changes in the Company's health care delivery system or costs. The Company believes that the recorded liability for medical claims payable, at December 31, 2003, is reasonable and adequate to cover future health care claim payments. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

The Company contracts with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements including hospital per diems to provide medical care services to enrollees. Capitated providers are at risk for a portion of the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services.

Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provides health care services to approximately 707,000 dependents of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 49,700 health care providers and certain other subcontractor partnerships. Health care costs are recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs, which have been incurred as of the balance sheet date but not reported to the Company. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and dependants as well as retired military families.

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

Military Accounts Receivable. Amounts receivable under government contracts are comprised primarily of amounts due from military treatment facilities, estimates of adjustments under the contract based on actual experience and estimates of the earned portion of any change orders not originally specified in the contract.

During 2001, SMHS adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for securitizations and other transfers of financial assets and extinguishments of liabilities. On November 16, 2001, SMHS entered into a securitization arrangement with General Electric Capital Corporation. The arrangement provides for the assignment of SMHS' Federal Government accounts receivable to SMHS Funding, LLC. SMHS Funding, LLC is a special purpose limited liability company owned by SMHS and was formed for the purpose of purchasing all receivables of SMHS. This entity is fully consolidated into SMHS. SMHS Funding, LLC may assign an undivided interest in certain of the receivables to a subsidiary of General Electric Capital Corporation in the event that additional financing by SMHS is warranted.

As of and for the year ended December 31, 2003, SMHS has not utilized the facility and was incurring an unused facility fee of 0.5% per annum calculated daily and payable monthly in arrears on the unused portion of the maximum purchase limit of $32 million. On February 17, 2004, SMHS terminated the securitization arrangement with General Electric Capital Corporation.

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

Certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract and SHL maintains reinsurance on certain of its insurance products. Reinsurance premiums of $2.2 million, $2.3 million and $1.7 million, net of reinsurance recoveries of $2.3 million, $1.3 million and $1.8 million, are included in medical expenses for 2003, 2002 and 2001, respectively.

See Note 10 for a discussion of the workers' compensation insurance operations' reinsurance.

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

Buildings and Improvements Leasehold Improvements Furniture, Fixtures and Equipment Data Processing Hardware and Software	10 3 3 3	- - - -	30 10 5 10	years years years years

Goodwill. The goodwill balance at December 31, 2003, was $14.8 million, all of which is part of the managed care and corporate operations segment. During 2003 and 2002, the Company's assessment of goodwill resulted in no impairment of goodwill. Amortization expense, from continuing operations, associated with goodwill was $805,000 for the year ended December 31, 2001. See Note 20 for a pro forma table presenting the results of operations as though SFAS No. 142 occurred as of January 1, 2001.

Treasury Stock. Shares purchased and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost are credited to additional paid-in capital. Sale of treasury stock at amounts below their cost are charged to additional paid-in capital to the extent it includes gains from previous sales and the remainder to retained earnings (accumulated deficit). Sales of treasury shares in 2003 and 2002, at amounts below their cost of $2.8 million and $4.3 million, respectively were charged to retained earnings (accumulated deficit), as the Company did not previously have gains in additional paid-in capital. All sales of treasury shares in 2003 and 2002 were in connection with the exercise of stock options.

Stock Option Plans. The Company has several plans, which are described more fully in Note 16. In December 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The Company has continued to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with the restricted stock units. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share for the years ended December 31, would have been reduced to the pro forma amounts indicated below:

                                                                Years ended December 31,
                                                         -------------------------------------
                                                            2003         2002         2001
                                                         -----------  -----------  -----------

                                                         (In thousands, except per share data)

Net income, as reported................................ $    62,326  $    36,448  $     3,486
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all awards, net of tax..................      (7,173)      (4,598)      (3,506)
                                                         -----------  -----------  -----------
Pro forma net income (loss)............................ $    55,153  $    31,850  $       (20)
                                                         ===========  ===========  ===========

Net income per share, as reported...................... $      2.22  $      1.27  $      0.13
Pro forma net income...................................        1.97         1.11           --

Net income per share
    assuming dilution, as reported..................... $      2.05  $      1.17  $      0.12
Pro forma net income...................................        1.81         1.02           --

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" been applied to all the years of previous option grants. The above numbers do not include the effect of options granted prior to 1995. See Note 16 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

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

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. These customers are primarily located in the states in which the Company operates and are principally in Nevada and California. However, the Company is licensed and does business in several other states. In addition, as of December 31, 2003, the Company had receivables outstanding from the federal government related to its TRICARE contract in the amount of $47.4 million. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated A- or better by Fitch Ratings (7th of 23) and the A.M. Best Company (4th of 16).

Recently Issued Accounting Standards. In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2003, the FASB, issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" ("Revised SFAS No. 132"). Revised SFAS No. 132 retains the disclosure requirement contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. The statement also requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. See Note 15 for disclosure on our defined benefit plan.

Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management must exercise its judgment taking into consideration the facts and circumstances in selecting assumptions and other factors in calculating its estimates. On an on-going basis, management re-evaluates its assumptions and the methods of calculating its estimates. Estimates and assumptions include, but are not limited to, medical and workers' compensation expenses and reserves, military revenue and expenses, reinsurance recoverables, legal reserves, fair values of investments, amounts receivable or payable under government contracts, deferred income taxes, goodwill, accrued liabilities, malpractice reserves, remaining reserves for restructuring and other charges and the net realizable values for assets where impairment charges have been recorded. Actual results may materially differ from estimates.

Reclassifications. Certain amounts in the Consolidated Financial Statements as of and for the years ended December 31, 2002 and 2001 have been reclassified to conform with the current year presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.

3. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

                                                          Years ended December 31,
                                                   -------------------------------------
                                                      2003         2002         2001
                                                   -----------  -----------  -----------
                                                   (In thousands, except per share data)

Income from continuing operations................ $    82,118  $    42,308  $    15,481
Loss from discontinued operations................     (19,792)      (5,860)     (11,995)
                                                   -----------  -----------  -----------
Net income....................................... $    62,326  $    36,448  $     3,486
                                                   ===========  ===========  ===========
Earnings per common share:
Income from continuing operations................ $      2.93  $      1.47  $      0.55
Loss from discontinued operations................       (0.71)       (0.20)       (0.43)
                                                   -----------  -----------  -----------
Net income....................................... $      2.22  $      1.27  $      0.13
                                                   ===========  ===========  ===========
Earnings per common share assuming dilution:
Income from continuing operations................ $      2.70  $      1.36  $      0.54
Loss from discontinued operations................       (0.65)       (0.19)       (0.42)
                                                   -----------  -----------  -----------
Net income....................................... $      2.05  $      1.17  $      0.12
                                                   ===========  ===========  ===========

Weighted average common shares outstanding.......      28,053       28,756       27,685
Dilutive options outstanding.....................       2,246        2,141          787
Restricted shares outstanding....................         122          244           37
Weighted average common shares outstanding         -----------  -----------  -----------
         assuming dilution.......................      30,421       31,141       28,509
                                                   ===========  ===========  ===========

Stock options to purchase 319,000, 325,000 and 1,591,000 shares in 2003, 2002 and 2001, respectively, were not dilutive and, therefore, were not included in the computations of diluted earnings per share. In addition, the Sierra Debentures were not dilutive at any time during the year ended December 31, 2003. See Note 6 for more information on the Sierra Debentures.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:

                                                       2003         2002
                                                   -----------  -----------
                                                         (In thousands)

Land............................................. $     2,991  $     2,984
Buildings and Improvements.......................      25,269       22,415
Furniture, Fixtures and Equipment................      42,058       39,286
Data Processing Equipment and Software...........      98,489       98,216
Software in Development and Construction
   in Progress...................................         202          697
Less:  Accumulated Depreciation .................    (105,900)     (98,730)
                                                   -----------  -----------
    Property and Equipment, Net.................. $    63,109  $    64,868
                                                   ===========  ===========

The following is an analysis of property and equipment under capital lease by classification as of December 31:

                                                       2003         2002
                                                   -----------  -----------
                                                         (In thousands)

Buildings and Improvements....................... $       245  $       245
Data Processing Equipment and Software...........         333          333
Vehicles.........................................         153           --
Less: Accumulated Depreciation...................        (506)        (413)
                                                   -----------  -----------
   Property and Equipment, Net................... $       225  $       165
                                                   ===========  ===========

Depreciation expense from continuing operations in 2003, 2002 and 2001 was $15.9 million, $18.2 million and $23.4 million, respectively.

5. CASH AND INVESTMENTS

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. All of the held-to-maturity investments are part of the discontinued workers' compensation operations. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date. Gross realized gains on investments, from continuing operations, for 2003, 2002 and 2001 were $905,000, $82,000 and $27,000, respectively. Gross realized losses on investments, from continuing operations, for 2003, 2002 and 2001 were $313,000, $84,000 and $92,000, respectively.

The following table summarizes the Company's current and restricted investments, from continuing operations, as of December 31, 2003:

                                                                      Amortized   Unrealized  Unrealized    Fair
                                                                         Cost       Gains       Losses      Value
                                                                      ----------  ----------  ----------  ----------
                                                                                      (In thousands)
Available-for-Sale Investments:
Classified as Current:
    U.S. Government and its Agencies................................ $   73,461  $      168  $      925  $   72,704
    Municipal Obligations...........................................    102,469         283         194     102,558
    Mortgage Backed Securities........................................      961           4          --         965
    Corporate Bonds.................................................        178           8          --         186
    Other Debt Securities...........................................     18,559          --          --      18,559
                                                                      ----------  ----------  ----------  ----------
       Total Debt Securities........................................    195,628         463       1,119     194,972
    Preferred Stock.................................................      2,663          --          62       2,601
                                                                      ----------  ----------  ----------  ----------
 Total Current......................................................    198,291         463       1,181     197,573
                                                                      ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies................................      7,764          99          --       7,863
    Municipal Obligations...........................................      2,260          39          21       2,278
    Other Debt Securities...........................................      7,505          --          --       7,505
                                                                      ----------  ----------  ----------  ----------
 Total Restricted...................................................     17,529         138          21      17,646
                                                                      ----------  ----------  ----------  ----------
          Total Available-for-Sale.................................. $  215,820  $      601  $    1,202  $  215,219
                                                                      ==========  ==========  ==========  ==========

The fair value of investments with unrealized losses is $116.6 million. The fair value of investments with unrealized losses for more than 12 months is $3.3 million with unrealized losses that total $141,000. The Company has not experienced any investment impairments that were considered other than temporary.

The following table summarizes the Company's current and restricted investments, from continuing operations, as of December 31, 2002:

                                                                                    Gross       Gross
                                                                      Amortized   Unrealized  Unrealized    Fair
                                                                         Cost       Gains       Losses      Value
                                                                      ----------  ----------  ----------  ----------
                                                                                      (In thousands)
Available-for-Sale Investments:
Classified as Current:
    U.S. Government and its Agencies................................ $   35,338  $      747  $       19  $   36,066
    Municipal Obligations...........................................     87,701          21          83      87,639
    Corporate Bonds.................................................     54,845           4          --      54,849
    Other Debt Securities...........................................      1,161           4          --       1,165
                                                                      ----------  ----------  ----------  ----------
       Total Debt Securities........................................    179,045         776         102     179,719
    Preferred Stock.................................................      2,754          20          41       2,733
                                                                      ----------  ----------  ----------  ----------
 Total Current......................................................    181,799         796         143     182,452
                                                                      ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies................................      8,785         208          --       8,993
    Municipal Obligations...........................................      1,397          43          10       1,430
    Other Debt Securities...........................................      7,134          --          --       7,134
                                                                      ----------  ----------  ----------  ----------
 Total Restricted...................................................     17,316         251          10      17,557
                                                                      ----------  ----------  ----------  ----------
          Total Available-for-Sale.................................. $  199,115  $    1,047  $      153  $  200,009
                                                                      ==========  ==========  ==========  ==========

The contractual maturities of available-for-sale debt securities at December 31, 2003 are shown below:

                                                                      Amortized     Fair
                                                                         Cost       Value
                                                                      ----------  ----------
                                                                           (In thousands)

Due in one year or less............................................. $   70,642  $   70,709
Due after one year through five years...............................     74,460      74,677
Due after five years through ten years..............................     33,946      33,225
Due after ten years through fifteen years...........................      9,975       9,973
Due after fifteen years.............................................     24,134      24,034
                                                                      ----------  ----------
     Total.......................................................... $  213,157  $  212,618
                                                                      ==========  ==========

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Of the cash and cash equivalents and current investments that total $316.0 million in the accompanying Consolidated Balance Sheet at December 31, 2003, $209.9 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

6. LONG-TERM DEBT

Debt at December 31, consists of the following:

                                                                         2003        2002
                                                                      ----------  ----------
                                                                           (In thousands)

2¼% Senior Convertible Debentures................................... $  115,000  $       --
Revolving Credit Facility...........................................         --      60,000
Other...............................................................      1,808         896
                                                                      ----------  ----------
  Total.............................................................    116,808      60,896
Less Current Portion................................................       (163)       (186)
                                                                      ----------  ----------
Long-term Debt...................................................... $  116,645  $   60,710
                                                                      ==========  ==========

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi- annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (i) the market price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

The Company evaluates the market price condition each quarter to determine whether the debentures will be convertible, at the option of the holder, during the subsequent quarter. For the quarter ended December 31, 2003, the market price condition was satisfied. As a result, the debentures will be convertible, at the option of the holder, at any time during the quarter ending March 31, 2004. When dilutive, the debentures are considered common stock equivalents and will be included in the calculation of weighted average common shares outstanding on a diluted basis for the first quarter of 2004.

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

Revolving Credit Facility. On March 3, 2003, the Company entered into a new $65.0 million revolving credit facility, which replaced the amended and restated credit facility. The new facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The new facility is available for general corporate purposes. The Company has not yet utilized this facility.

The new credit facility is secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) other than cash and cash equivalents, subject, in each case, to the exclusion of the capital stock of CII or any of its subsidiaries and certain other exclusions.

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

Other. The Company has obligations under capital leases with interest rates from 6.6% to 12.2%. In addition, the Company has term loans with the City of Baltimore and the State of Maryland with interest rates of up to 3.0%. If SMHS does not meet the employment requirements of the term loans as of December 31, 2004, the term loans will be required to be repaid on December 31, 2004.

Scheduled maturities of the Company's long-term debt and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2003, are as follows:

                                                                     Obligations
                                                        Long-Term   Under Capital
                                                           Debt        Leases
                                                        ----------  -------------
                                                               (In thousands)
Years ending December 31,
    2004............................................. $        80  $         117
    2005.............................................          80             72
    2006 ............................................          82             72
    2007.............................................         611             67
    2008.............................................         339             34
    Thereafter.......................................     115,265            123
                                                        ----------  -------------
       Total......................................... $   116,457            485
                                                        ==========
    Less:  Amounts Representing Interest.............                       (134)
                                                                    -------------
    Present Value of Minimum Lease Payments..........              $         351
                                                                    =============

The fair value of long-term debt, including the current portion, is estimated to be approximately $116.8 million based on the borrowing rates currently available to the Company.

7. SHARE REPURCHASE PROGRAM

As of December 31, 2003, the Company's Board of Directors had authorized a program for the repurchase of up to 7.6 million shares of the Company's common stock. Through December 31, 2003, the Company had purchased, at prevailing prices in the open market by block purchase or private transactions, 5.3 million shares for $99.5 million. As of December 31, 2003, the Company had Board authorization to purchase approximately 2.3 million shares of its common stock.

The Company's new revolving credit facility, as amended, allows for additional stock repurchases of up to $60 million during the remainder of 2004. As of March 1, 2004, the Company has repurchased an additional 708,000 shares for $22.6 million.

8. INCOME TAXES

A summary of the provision for income taxes for continuing operations for the years ended December 31, is as follows:

                                                                         2003        2002        2001
                                                                      ----------  ----------  ----------
                                                                                (In thousands)
Provision (Benefit) for Income Taxes:
   Current.......................................................... $    2,909  $  (11,498) $   (2,763)
   Deferred.........................................................     41,656      33,586       9,924
                                                                      ----------  ----------  ----------
     Total.......................................................... $   44,565  $   22,088  $    7,161
                                                                      ==========  ==========  ==========

The following reconciles the difference between the reported and statutory provision for income taxes, from continuing operations, for the years ended December 31:

                                                                         2003        2002        2001
                                                                      ----------  ----------  ----------
Statutory Rate......................................................         35%        35%        35%
State Income Taxes..................................................         --          --          (1)
Tax Preferred Investments...........................................         (1)         (1)         (1)
Change in Valuation Allowance.......................................         --          (3)         (2)
Intangible Amortization.............................................         --          --           1
Compensation and Benefit Plans......................................         --           3           1
Other...............................................................          1          --          (1)
                                                                      ----------  ----------  ----------
Provision for Income Taxes..........................................         35%        34%        32%
                                                                      ==========  ==========  ==========

The tax effects of significant items comprising the Company's total net deferred tax assets, including discontinued operations, are as follows at December 31:

                                                                         2003        2002
                                                                      ----------  ----------
Deferred Tax Assets:                                                      (In thousands)
    Medical Claims Payable and
      Losses and Loss Adjustment Expense Reserves................... $   19,165  $   15,611
    Accruals Not Currently Deductible...............................      4,583      16,125
    Compensation Accruals...........................................     12,619      11,259
    Bad Debt Allowances.............................................      2,780       3,140
    Loss Carryforwards and Credits..................................     18,782      28,696
    Depreciation and Amortization...................................         --       3,642
    Unearned Premiums...............................................      2,772       2,976
    Deferred Reinsurance Gains......................................      1,647       1,806
    Unrealized Investment Losses (Gains)............................        257        (777)
    Other...........................................................        105         844
                                                                      ----------  ----------
      Total.........................................................     62,710      83,322
                                                                      ----------  ----------
Deferred Tax Liabilities:
    Deferred Policy Acquisition Costs...............................        479         758
    Depreciation....................................................      3,211          --
    Other...........................................................      1,682         242
                                                                      ----------  ----------
      Total.........................................................      5,372       1,000
                                                                      ----------  ----------
    Net Deferred Tax Asset.......................................... $   57,338  $   82,322
                                                                      ==========  ==========

The tax effects of significant items comprising the net deferred tax assets of the Company's continuing operations are as follows at December 31:

                                                                         2003        2002
                                                                      ----------  ----------
                                                                          (In thousands)
Deferred Tax Assets:
    Medical Claims Payable.......................................... $    7,236  $    4,587
    Accruals Not Currently Deductible...............................      4,688      15,162
    Compensation Accruals...........................................     12,217      10,772
    Bad Debt Allowances.............................................      2,428       2,769
    Loss Carryforwards and Credits..................................     18,249      28,544
    Unrealized Investment Losses (Gains)............................        195        (353)
    Depreciation and Amortization...................................         --       3,650
    Other...........................................................        196         218
                                                                      ----------  ----------
      Total.........................................................     45,209      65,349
                                                                      ----------  ----------
Deferred Tax Liabilities:
    Depreciation and Amortization...................................      3,099          --
    Other...........................................................        995         849
                                                                      ----------  ----------
      Total.........................................................      4,094         849
                                                                      ----------  ----------
    Net Deferred Tax Asset.......................................... $   41,115  $   64,500
                                                                      ==========  ==========

At December 31, 2003, the Company had approximately $41.9 million of regular tax net operating loss carryforwards. The net operating loss carryforwards can be used to reduce future taxable income until they expire through the year 2020. In addition to the net operating loss carryforwards, the Company has alternative minimum tax credits of approximately $3.4 million, which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits.

The Company, at a consolidated level including discontinued operations, does not have a valuation allowance at December 31, 2003 or 2002. Under the Company's tax sharing agreements, the discontinued operations do have a valuation allowance at December 31, 2003 and 2002, which is eliminated in the Company's consolidated financial statements.

Current income tax receivables, including discontinued operations, total $10.0 million at December 31, 2003 and $2.3 million at December 31, 2002.

9. TEXAS DISCONTINUED OPERATIONS

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October 2001. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt SFAS No. 144 effective January 1, 2001. In accordance with SFAS No. 144, the Company's Texas HMO health care operations were reclassified as discontinued operations.

The following are the assets and liabilities of the discontinued Texas HMO health care operations:

                                                                         December 31,
                                                                  -------------------------
                                                                     2003          2002
                                                                  -----------  ------------
                                                                        (In thousands)
ASSETS
Cash and Cash Equivalents....................................... $        47  $         --
Investments.....................................................       4,048         4,263
Other Assets....................................................         115           916
Property and Equipment, Net.....................................          --        11,967
                                                                  -----------  ------------
TOTAL ASSETS....................................................       4,210        17,146
                                                                  -----------  ------------
LIABILITIES
Accounts Payable and Other Liabilities..........................       2,658         9,059
Medical Claims Payable..........................................         202         1,754
Mortgage Loan...................................................          --        14,961
                                                                  -----------  ------------
TOTAL LIABILITIES...............................................       2,860        25,774
                                                                  -----------  ------------
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS............. $     1,350  $     (8,628)
                                                                  ===========  ============

The assets and liabilities above do not include an intercompany liability of $6.9 million and $38.4 million from Texas Health Choice, L.C., ("TXHC") to Sierra at December 31, 2003 and 2002, respectively. The liability has been eliminated upon consolidation.

Property and equipment consisted mainly of real estate properties located in the Dallas/Fort Worth metroplex areas. TXHC acquired these properties from Kaiser Foundation Health Plan of Texas ("Kaiser-Texas"), for $44.0 million as part of the acquisition of certain assets of Kaiser-Texas in October 1998. In June 2000, as part of its restructuring and reorganization of the Texas HMO health care operations, the Company announced its intention to sell these properties. The real estate was written down to its estimated fair value and the Company recorded an asset impairment charge of $27.0 million. The real estate was encumbered by a mortgage loan payable to Kaiser-Texas, which was guaranteed by Sierra. In December 2001, the mortgage loan was restructured and Kaiser-Texas forgave $8.5 million of the outstanding principal balance of the mortgage loan and extended the maturity from November 1, 2003 to November 1, 2006. In accordance with accounting principles generally accepted in the United States of America, the carrying amount of the mortgage loan was equal to the total future cash payments (interest and principal).

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

During the second quarter of 2003, a final payment of $12.9 million was made to pay off Kaiser-Texas mortgage loan, resulting in a gain, net of tax, of $1.3 million. During 2003, TXHC sold the four remaining real estate properties for a net loss of $400,000.

The following are condensed statements of operations of the discontinued Texas HMO health care operations:

                                                                            Years ended December 31,
                                                                      ----------------------------------
                                                                         2003        2002        2001
                                                                      ----------  ----------  ----------
                                                                                (In thousands)

  Operating Revenues................................................ $      217  $    4,791  $  181,132
                                                                      ----------  ----------  ----------

  Medical Expenses..................................................     (1,802)     (8,933)    175,333
  General and  Administrative Expenses..............................        624       1,906      29,607
  Asset Impairment, Restructuring,
     Reorganization and Other Costs.................................         --       5,000      (1,250)
  Interest Expense and Other, Net...................................     (3,399)     (6,216)     (1,532)
                                                                      ----------  ----------  ----------
  Income (Loss) from Discontinued Operations Before Income Tax......      4,794      13,034     (21,026)
  Income Tax (Provision) Benefit....................................     (1,703)     (4,562)      7,046
                                                                      ----------  ----------  ----------
  Income (Loss) from Discontinued Operations........................ $    3,091  $    8,472  $  (13,980)
                                                                      ==========  ==========  ==========

Operating revenues of $217,000, $153,000 and $153,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are related to investment income. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

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

During 2002, the Company had favorable development related to its medical claims and reduced its medical claims payable and medical expenses by $9.8 million. The favorable development was partially offset by an increase in the estimate of legal, restitution and other exit related costs of $800,000. The adjustments resulted in income, net of tax, of $5.9 million.

Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations for our former members health care claims.

The table below presents a summary of discontinued Texas HMO health care operations' asset impairment, restructuring, reorganization and other cost activity for the periods indicated.

                                                 Restructuring
                                      Asset           and           Premium
                                     Impair-        Reorgan-       Deficiency
                                      ment          ization       Maintenance     Other      Total
                                   -----------  ----------------  ------------  ---------  ---------
                                                                 (In thousands)
Balance, January 1, 2001......... $        --  $          3,755  $      9,278  $     800  $  13,833
Charges recorded.................       1,600             4,380           570         --      6,550
Cash used........................          --            (3,716)       (1,478)      (800)    (5,994)
Noncash activity.................      (1,600)             (125)           --         --     (1,725)
Changes in estimate..............          --                --        (7,800)        --     (7,800)
                                   -----------  ----------------  ------------  ---------  ---------
Balance, December 31, 2001.......          --             4,294           570         --      4,864
Charges recorded.................          --                --            --         --         --
Cash used........................          --            (2,490)         (570)        --     (3,060)
Noncash activity.................          --            (4,222)           --         --     (4,222)
Changes in estimate..............          --             5,000            --         --      5,000
                                   -----------  ----------------  ------------  ---------  ---------
Balance, December 31, 2002.......          --             2,582            --         --      2,582
Charges recorded.................          --                --            --         --         --
Cash used........................          --              (909)           --         --       (909)
Noncash activity.................          --              (523)           --         --       (523)
Changes in estimate..............          --            (1,150)           --         --     (1,150)
                                   -----------  ----------------  ------------  ---------  ---------
Balance, December 31, 2003....... $        --  $             --  $         --  $      --  $      --
                                   ===========  ================  ============  =========  =========

10. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives for its workers' compensation company, CII Financial Inc., ("CII"). Sierra's Board of Directors approved the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations.

In conjunction with the decision to sell the workers' compensation operations at the end of 2002, CII recorded valuation adjustments of $17.3 million, $11.3 million after tax, to reduce this business to its estimated net realizable value upon disposition. The valuation adjustments included the write down of accounts receivable, fixed assets and certain other assets of $4.0 million and additional loss reserves of $8.3 million for the 2002 accident year and $5.0 million for prior accident years.

In the second quarter of 2003, CII recorded $4.0 million, $2.6 million after tax, in additional valuation adjustments. On November 25, 2003, the Company announced that it had reached an agreement to sell Cal Indemnity and its subsidiaries. Cal Indemnity is a wholly-owned subsidiary of CII and is CII's only significant asset. As part of the purchase agreement, Cal Indemnity and its subsidiaries have stopped voluntarily issuing new or renewal policies except in Nevada. The buyer intends to place Cal Indemnity and its subsidiaries in run-off. An independent third party claims administrator has been engaged to administer the claims when the transaction is consummated. The transaction was initially valued at $79.5 million, consisting of $15.5 million payable at closing and a contingent payment of $64.0 million, which will be payable in 2010. The cash payable at closing is subject to certain adjustments and the contingent payment can be increased or decreased based upon favorable or adverse loss and allocated loss adjustment expense development from closing through December 2009. The Company currently estimated that the adjustments would reduce the net sales proceeds to approximately $73 million. In the fourth quarter of 2003, the Company recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds. The Company did not recognize a tax benefit on the charge since the Company's tax basis was less than our investment in Cal Indemnity. The sale is subject to regulatory approvals and is expected to close by April 30, 2004.

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

Loss and LAE reserves have a significant degree of uncertainty when related to their subsequent payments. Although reserves are established on the basis of a reasonable estimate, it is not only possible but also probable that reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns and unanticipated inflationary trends affecting the cost of services covered by the insurance contract. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. Any subsequent change in loss and LAE reserves established in a prior year would be reflected in that subsequent year's operating results.

The following are the assets and liabilities of the discontinued operations of CII:

                                                                         December 31,
                                                                  -------------------------
                                                                     2003          2002
                                                                  -----------  ------------
                                                                        (In thousands)
ASSETS
Cash and Cash Equivalents....................................... $    58,634  $     23,060
Investments.....................................................     243,647       287,242
Reinsurance Recoverable.........................................     177,333       189,409
Property and Equipment, Net.....................................       1,612         2,167
Other Assets....................................................      48,320        46,034
                                                                  -----------  ------------
TOTAL ASSETS....................................................     529,546       547,912
                                                                  -----------  ------------

LIABILITIES
Accounts Payable and Other Accrued Expenses.....................      54,208        30,989
Senior Debentures...............................................          --        16,765
Reserve for Loss and Loss Adjustment Expenses...................     415,339       427,192
                                                                  -----------  ------------
TOTAL LIABILITIES...............................................     469,547       474,946
                                                                  -----------  ------------
NET ASSETS OF DISCONTINUED OPERATIONS........................... $    59,999  $     72,966
                                                                  ===========  ============

The following are condensed statements of operations of the discontinued operations of CII:

                                                                Years ended December 31,
                                                         -------------------------------------
                                                            2003         2002         2001
                                                         -----------  -----------  -----------
OPERATING REVENUES:                                                 (In thousands)

Specialty Product Revenues............................. $   123,001  $   176,189  $   173,215
Investment and Other Revenues..........................       9,301       12,633       14,786
                                                         -----------  -----------  -----------
    Total Revenues.....................................     132,302      188,822      188,001
                                                         -----------  -----------  -----------

OPERATING EXPENSES:
Specialty Product Expenses.............................     145,824      209,601      183,666
Asset Impairment.......................................      15,610           --           --
Interest Expense and Other, Net........................        (968)       1,059          707
                                                         -----------  -----------  -----------
    Total Expenses.....................................     160,466      210,660      184,373
                                                         -----------  -----------  -----------

(Loss) Income from Discontinued Operations
   Before Income Tax ..................................     (28,164)     (21,838)       3,628

Income Tax Benefit (Provision).........................       5,281        7,506       (1,643)
                                                         -----------  -----------  -----------
Net (Loss) Income from Discontinued Operations......... $   (22,883) $   (14,332) $     1,985
                                                         ===========  ===========  ===========

All of the discontinued operations of CII were a component of the "workers' compensation operations" segment for the year ended December 31, 2001.

Property and equipment of the discontinued operations of CII at December 31, consists of the following:

                                                       2003         2002
                                                   -----------  -----------
                                                        (In thousands)

Land............................................. $       116  $       116
Buildings and Improvements.......................       1,535        1,522
Furniture, Fixtures and Equipment................           1           70
Data Processing Equipment and Software...........          20        3,534
Software in Development and Construction
   in Progress...................................          --           45
Less: Accumulated Depreciation...................         (60)      (3,120)
                                                   -----------  -----------
    Property and Equipment, Net.................. $     1,612  $     2,167
                                                   ===========  ===========

The following table summarizes the investments of CII as of December 31, 2003:

                                                                                    Gross       Gross
                                                                      Amortized   Unrealized  Unrealized     Fair
                                                                         Cost       Gains       Losses      Value
                                                                      ----------  ----------  ----------  ----------
Available-for-Sale Investments:                                                        (In thousands)
Classified as Current:
    U.S. Government and its Agencies................................ $   95,419  $      440  $    1,430  $   94,429
    Municipal Obligations...........................................    123,439         702         414     123,727
    Corporate Bonds.................................................      3,688          60          --       3,748
                                                                      ----------  ----------  ----------  ----------
 Total Current......................................................    222,546       1,202       1,844     221,904
                                                                      ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies................................     12,888         264           7      13,145
    Municipal Obligations...........................................      4,240         212           1       4,451
    Other...........................................................        533          --          --         533
                                                                      ----------  ----------  ----------  ----------
 Total Debt Securities..............................................     17,661         476           8      18,129
    Preferred Stock.................................................         75          --          --          75
                                                                      ----------  ----------  ----------  ----------
 Total Restricted...................................................     17,736         476           8      18,204
                                                                      ----------  ----------  ----------  ----------
          Total Available-for-Sale.................................. $  240,282  $    1,678  $    1,852  $  240,108
                                                                      ==========  ==========  ==========  ==========

Held-to-Maturity Investments:
Classified as Current:
    U.S. Government and its Agencies................................ $    1,748  $       25  $       --  $    1,773
                                                                      ----------  ----------  ----------  ----------
Classified as Long-term:
    Municipal Obligations...........................................        328          18          --         346
                                                                      ----------  ----------  ----------  ----------
Classified as Restricted:
    Municipal Obligations...........................................        638          34          --         672
    Corporate Bonds.................................................        500          11          --         511
    Other...........................................................        325          --          --         325
                                                                      ----------  ----------  ----------  ----------
Total Restricted....................................................      1,463          45          --       1,508
                                                                      ----------  ----------  ----------  ----------
          Total Held-to-Maturity.................................... $    3,539  $       88  $       --  $    3,627
                                                                      ==========  ==========  ==========  ==========

The fair value of investments with unrealized losses is $111.1 million. The fair value of investments with unrealized losses for more than 12 months is $2.6 million with current unrealized losses that total $20,000. CII has not experienced any investment impairments that were considered other than temporary.

The following table summarizes the investments of CII as of December 31, 2002:

                                                                                    Gross       Gross
                                                                      Amortized   Unrealized  Unrealized     Fair
                                                                         Cost       Gains       Losses      Value
                                                                      ----------  ----------  ----------  ----------
                                                                                       (In thousands)
Available-for-Sale Investments:
Classified as Current:
    U.S. Government and its Agencies................................ $  163,384  $    2,682  $      423  $  165,643
    Municipal Obligations...........................................     65,454         338         501      65,291
    Corporate Bonds.................................................     19,830          49       1,919      17,960
    Mortgage Backed Securities.......................................     1,020          47          --       1,067
    Other...........................................................     10,987          46          25      11,008
                                                                      ----------  ----------  ----------  ----------
       Total Debt Securities........................................    260,675       3,162       2,868     260,969
    Preferred Stock.................................................      5,939         210          22       6,127
                                                                      ----------  ----------  ----------  ----------
 Total Current......................................................    266,614       3,372       2,890     267,096
                                                                      ----------  ----------  ----------  ----------
Classified as Restricted:
    U.S. Government and its Agencies................................     12,489         711          --      13,200
    Municipal Obligations...........................................        974          62          --       1,036
    Corporate Bonds.................................................        756           5          --         761
                                                                      ----------  ----------  ----------  ----------
 Total Restricted...................................................     14,219         778          --      14,997
                                                                      ----------  ----------  ----------  ----------
          Total Available-for-Sale.................................. $  280,833  $    4,150  $    2,890  $  282,093
                                                                      ==========  ==========  ==========  ==========

Held-to-Maturity Investments:
Classified as Current:
    Corporate Bonds................................................. $      799  $        3  $       --  $      802
                                                                      ----------  ----------  ----------  ----------
Classified as Long-term:
    U.S. Government and its Agencies................................        662          10          --         672
    Municipal Obligations...........................................        328          25          --         353
    Corporate Bonds.................................................      1,749         113          --       1,862
                                                                      ----------  ----------  ----------  ----------
Total Long-term.....................................................      2,739         148          --       2,887
                                                                      ----------  ----------  ----------  ----------
Classified as Restricted:
    Municipal Obligations...........................................        637          49          --         686
    Corporate Bonds.................................................        974          39          --       1,013
                                                                      ----------  ----------  ----------  ----------
Total Restricted....................................................      1,611          88          --       1,699
                                                                      ----------  ----------  ----------  ----------
          Total Held-to-Maturity.................................... $    5,149  $      239  $       --  $    5,388
                                                                      ==========  ==========  ==========  ==========

The contractual maturities of available-for-sale debt securities at December 31, 2003 are shown below:

                                                                      Amortized      Fair
                                                                         Cost       Value
                                                                      ----------  ----------
                                                                           (In thousands)

Due in one year or less............................................. $   11,722  $   11,907
Due after one year through five years...............................    137,705     138,088
Due after five years through ten years..............................     63,650      63,435
Due after ten years through fifteen years...........................     12,806      12,976
Due after fifteen years.............................................     14,324      13,627
                                                                      ----------  ----------
     Total.......................................................... $  240,207  $  240,033
                                                                      ==========  ==========

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations.

The contractual maturities of held-to-maturity investments at December 31, 2003 are shown below:

                                                                      Amortized      Fair
                                                                         Cost       Value
                                                                      ----------  ----------
                                                                           (In thousands)

Due in one year or less............................................. $    2,549  $    2,585
Due after one year through five years...............................         25          25
Due after five years through ten years..............................         --          --
Due after ten years through fifteen years...........................        965       1,017
Due after fifteen years.............................................         --          --
                                                                      ----------  ----------
     Total.......................................................... $    3,539  $    3,627
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

In addition to the low level reinsurance, effective January 1, 2000, CII entered into a reinsurance contract that provided statutory (unlimited) coverage for workers' compensation claims in excess of $500,000 per occurrence. The contract was in effect for claims occurring on or after January 1, 2000 through December 31, 2002. There was a twelve month run-out provision in the contract, which the Company exercised. The reinsurer, National Union Fire Insurance Company, is rated AAA and A++ by Fitch Ratings and the A.M. Best Company, respectively.

Effective July 1, 2000, CII entered into a reinsurance contract with National Union Fire Insurance Company that provided $250,000 of coverage for workers' compensation claims in excess of $250,000 per occurrence. The contract was in effect for claims occurring on policies with effective dates beginning July 1, 2000 and thereafter and for claims incurred prior to July 1, 2001.

The low level reinsurance agreement was consummated early in the fourth quarter of 1998 but coverage was made retroactive to July 1, 1998. Therefore, this agreement contained both retroactive (covering claims occurring in the third calendar quarter of 1998) and prospective reinsurance coverage (covering claims occurring after September 30, 1998). In accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS No. 113"), CII bifurcated the low level reinsurance agreement between the retroactive and prospective components due to the different accounting treatments for each respective piece. The amount by which the estimated ceded liabilities exceeded the amount paid for the retroactive coverage was reported as a deferred gain and is amortized to income as a reduction of incurred losses over the estimated remaining settlement period using the interest method. Any subsequent changes in estimated or actual cash flows related to the retroactive coverage are accounted for by adjusting the previously recorded deferred gain to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transactions, with a corresponding charge or credit to income. CII recorded an adjustment to increase its deferred gain related to retroactive reinsurance coverage by $1.2 million, $1.2 million and $3.0 million in 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, CII amortized deferred gains of $1.7 million, $1.9 million and $2.7 million, respectively. Such amortization is included as a credit to specialty product expense on the accompanying condensed consolidated statements of operations.

In the wake of the events of September 11, 2001 and the ensuing hardening of the reinsurance market, our new reinsurance agreements, which cover new and renewal policies effective on and after January 1, 2003, have reduced coverage limits and exclusions for terrorist acts. The Company continues to retain the first $500,000 per occurrence but the maximum coverage has been reduced from statutory limits (i.e., unlimited) to $20.0 million per occurrence. The Company also must meet certain annual aggregate deductibles before it can begin to recover from some of its reinsurers. This new coverage will result in the Company retaining more of the losses and LAE. The reinsurers on the new agreement consist of domestic as well as foreign reinsurers, and all are rated at least A- or better by the A.M. Best Company as of December 31, 2003.

In accordance with SFAS No. 113, losses ceded under prospective reinsurance reduce direct incurred losses and amounts recoverable are reported as an asset. At December 31, 2003 and 2002, the amount of reinsurance recoverable under prospective reinsurance contracts for unpaid loss and LAE was $159.9 million and $169.0 million, respectively. At December 31, 2003 and 2002, the amount of reinsurance recoverable under the retroactive reinsurance contract was $5.3 million and $6.9 million, respectively. The amount of reinsurance receivable for paid loss and LAE was $12.1 million and $13.5 million at December 31, 2003 and 2002, respectively.

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

The following table provides workers' compensation prospective reinsurance information for the three years ended December 31, 2003:

                                                                                  Change in
                                                                      Recoveries  Recoverable
                                                                       on Paid    on Unpaid    Premiums
                                                                      Losses/LAE  Losses/LAE    Ceded
                                                                      ----------  ----------  ----------
                                                                                (In thousands)
Year Ended December 31, 2003:
 Low level reinsurance carrier...................................... $   43,818  $  (19,827) $      (27)
 Excess of loss reinsurance carriers................................      6,544      10,698       6,136
                                                                      ----------  ----------  ----------
 Total.............................................................. $   50,362  $   (9,129) $    6,109
                                                                      ==========  ==========  ==========
Year Ended December 31, 2002:
 Low level reinsurance carrier...................................... $   60,314  $  (37,854) $   (2,184)
 Excess of loss reinsurance carriers................................      2,308      19,403       2,617
                                                                      ----------  ----------  ----------
 Total.............................................................. $   62,622  $  (18,451) $      433
                                                                      ==========  ==========  ==========
Year Ended December 31, 2001:
 Low level reinsurance carrier...................................... $   80,932  $  (40,430) $    9,136
 Excess of loss reinsurance carriers................................      4,407       9,125       4,244
                                                                      ----------  ----------  ----------
 Total.............................................................. $   85,339  $  (31,305) $   13,380
                                                                      ==========  ==========  ==========

Losses and Loss Adjustment Expenses. The following table provides a reconciliation of the beginning and ending reserve balances for workers' compensation unpaid losses and LAE. The loss estimates are subject to change in subsequent accounting periods and any change to the current reserve estimates would be accounted for in the period when the change occurs.

                                                                            Years Ended December 31,
                                                                      ----------------------------------
                                                                         2003        2002        2001
                                                                      ----------  ----------  ----------
                                                                                (In thousands)

Net Beginning Losses and LAE Reserve................................ $  258,190  $  198,252  $  155,797
                                                                      ----------  ----------  ----------
Net Provision for Insured Events Incurred in:
   Current Year.....................................................     88,819     139,513     131,923
   Prior Years......................................................     16,877      23,998       8,691
                                                                      ----------  ----------  ----------
     Total Net Provision............................................    105,696     163,511     140,614
                                                                      ----------  ----------  ----------
Net Payments for Losses and LAE
   Attributable to Insured Events Incurred in:
   Current Year.....................................................     16,236      29,448      28,560
   Prior Years......................................................     92,183      74,125      69,599
                                                                      ----------  ----------  ----------
     Total Net Payments.............................................    108,419     103,573      98,159
                                                                      ----------  ----------  ----------
Net Ending Losses and LAE Reserve...................................    255,467     258,190     198,252
Reinsurance Recoverable.............................................    159,872     169,002     187,453
                                                                      ----------  ----------  ----------
Gross Ending Losses and LAE Reserve................................. $  415,339  $  427,192  $  385,705
                                                                      ==========  ==========  ==========

While management of the Company believes that current estimates are reasonable, significant adverse or favorable loss development could occur in the future.

During the years ended December 31, 2003, 2002 and 2001, the Company experienced prior year net adverse loss development of $16.9 million, $24.0 million and $8.7 million, respectively. The net adverse loss development recorded was largely attributable to higher costs per claim, or claim severity, in California. Many workers' compensation insurance carriers in California are also experiencing high claim severity. Factors influencing the higher claim severity include rising average temporary disability costs, the increase in the number of major permanent disability claims, medical inflation and adverse court decisions related to medical control of a claimant's treatment.

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

Also in connection with the exchange offer for the subordinated debentures, Cal Indemnity, a wholly-owned subsidiary of CII, loaned Sierra $7.5 million. The loan bears interest at 8.5%, which is due semi-annually on March 31 and September 30 of each year, commencing September 30, 2001. All outstanding principal and accrued interest is due on September 30, 2004. The loan is secured by the common stock of Sierra Health and Life Insurance Company, Inc., a wholly-owned subsidiary of Sierra, equal to 120% of the principal amount outstanding.

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

Years Ended December 31,                                        (In thousands)

   2004......................................................... $    21,384
   2005.........................................................      20,402
   2006.........................................................      19,769
   2007.........................................................      19,080
   2008.........................................................      17,328
   Thereafter...................................................     117,471
                                                                  -----------
         Total.................................................. $   215,434
                                                                  ===========

Rent expense totaled $20.6 million, $15.8 million and $7.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

12. RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company's Chief Executive Officer ("CEO") had loans outstanding to the Company in the amount of $4.2 million with a maturity date of December 31, 2003. During 2003, the Company's CEO paid the entire outstanding balance including accrued interest.

The Company has a minority interest in a health care facility in Las Vegas, which is accounted for under the equity method. The Company made an initial capital contribution of $1.1 million and has subsequently increased the carrying amount of its investment by $2.9 million to reflect its share of the undistributed income of the health care facility. The Company made capitated payments of $26.7 million, $24.3 million and $21.2 million to the health care facility for services performed in the ordinary course of business during 2003, 2002 and 2001, respectively.

On February 11, 2004, the Company purchased 500,000 shares at $32.00 per share from its CEO for a total of $16.0 million. The closing price of the Company's common stock on February 11, 2004 was

$32.35. The shares are included in the total repurchases through March 1, 2004, of 708,000. The purchase was approved by the Company's Board of Directors.

The Company incurred legal fees of $25,000, $24,000 and $38,000 in the years ended December 31, 2003, 2002 and 2001 respectively, with a Nevada law firm of which a non-employee Board of Director member is a shareholder.

13. MEDICAL CLAIMS PAYABLE

The following table reconciles the beginning and ending balances of medical claims payable:

                                                                  Years Ended December 31,
                                                           ----------------------------------------
                                                               2003          2002          2001
                                                           ------------  ------------  ------------
                                                                        (In thousands)

Medical Claims Payable, Beginning of the Period......... $      98,031  $     81,662  $     74,404
Add:  Components of Incurred Medical Expenses
   Current Period Medical Claims........................       776,857       723,167       616,268
   Changes in Prior Periods' Estimates..................       (13,992)      (10,877)       (7,511)
                                                           ------------  ------------  ------------
Total Incurred Medical Expenses.........................       762,865       712,290       608,757
                                                           ------------  ------------  ------------
Less: Medical Claims Paid
   Current Period.......................................       683,597       630,411       541,072
   Prior Period.........................................        73,550        65,510        60,427
                                                           ------------  ------------  ------------
Total Claims Paid.......................................       757,147       695,921       601,499
                                                           ------------  ------------  ------------
Medical Claims Payable, End of Period................... $     103,749  $     98,031  $     81,662
                                                           ============  ============  ============

Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred. This favorable development has primarily been a result of claims being settled for amounts less than originally estimated.

14. MILITARY MEDICAL CLAIMS PAYABLE

The following table reconciles the beginning and ending balances of military medical claims payable:

                                                                   Years Ended December 31,
                                                           ----------------------------------------
                                                               2003          2002          2001
                                                           ------------  ------------  ------------
                                                                        (In thousands)

Military Health Care Payable, Beginning of the Period... $      65,223  $     77,261  $     84,859
Add:  Components of Incurred Medical Expenses
   Current Period Medical Claims........................       318,833       251,632       219,569
   Changes in Prior Periods' Estimates
       Earnings Related Changes.........................        (3,235)       (4,601)        2,088
       Non-Earnings Related Changes.....................       (10,777)      (16,509)      (11,896)
                                                           ------------  ------------  ------------
Total Incurred Medical Expenses.........................       304,821       230,522       209,761
                                                           ------------  ------------  ------------
Less: Military Contract Claims Paid
   Current Period.......................................       244,644       194,659       158,971
   Prior Period.........................................        48,795        47,901        58,388
                                                           ------------  ------------  ------------
Total Military Contract Claims Paid.....................       293,439       242,560       217,359
                                                           ------------  ------------  ------------
Military Health Care Payable, End of Period............. $      76,605  $     65,223  $     77,261
                                                           ============  ============  ============

The military contract expenses presented in the Consolidated Statements of Operations include the total incurred medical expenses presented above and the general and administrative expenses for SMHS. SMHS' general and administrative expenses under the military contract totaled $147.7 million, $129.9 million and $121.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Total incurred medical expenses include the current year expenses plus adjustments to prior periods' estimates. Any subsequent change in an estimate for a prior period is reflected in the current year. Certain adjustments to prior periods have a current year earnings impact while other adjustments do not have a current year earnings impact. The adjustments that do not have a current year earnings impact are the result of an offsetting revenue adjustment in accordance with SMHS' risk-sharing terms under SMHS' contract with the Department of Defense ("DoD"). For example in 2003, SMHS had total adjustments to prior period estimates of $14.0 million. These adjustments resulted in a reduction of current period expense of $14.0 million and current period revenue of $10.8 million for a pre-tax increase of $3.2 million to current period earnings. The favorable development in the earnings related changes for the years ended December 31, 2003 and 2002 have primarily been a result of claims being settled for amounts less than originally estimated.

15. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. For the six months ended June 30, 1999, the Company contributed a maximum of 2% of eligible employees' compensation and matched 50% of a participant's elective deferral up to a maximum of either 10% of an employee's compensation or the maximum allowable under current IRS regulations. Effective July 1, 1999, the Plan was modified such that the Company matches 50%-100% of an employee's elective deferral up to a maximum of 6% of a participant's annual compensation, subject to IRS limits. The Plan does not require additional Company contributions. Expense under the plan totaled $5.3 million, $4.4 million and $4.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Executive Split Dollar Life Insurance Plan. The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract. No premiums have been paid under these policies since July 2002.

Supplemental Executive Retirement Plan ("SERP"). The Company has a defined benefit retirement plan covering certain key employees. The Company is informally funding the benefits through the purchase of life insurance policies. Benefits are based on, among other things, the employee's average earnings over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. The Company expects to contribute approximately $800,000 to the plan in 2004 to fund expected benefit payments. The plan measurement date was December 31, 2003.

A reconciliation of ending year SERP balances is as follows:

                                                                         Years ended December 31,
                                                                  ------------------------------------
                                                                     2003          2002         2001
                                                                  -----------  ------------   --------
                                                                              (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year......................... $    23,461  $     19,143   $ 13,698
Service cost....................................................         374           292        322
Interest cost...................................................       1,547         1,375      1,162
Actuarial loss..................................................       5,298         3,435      4,745
Expected benefits paid..........................................        (784)         (784)      (784)
                                                                  -----------  ------------   --------
Benefit obligation at end of year............................... $    29,896  $     23,461   $ 19,143
                                                                  ===========  ============   ========

Change in plan assets
Fair value of plan assets at beginning of year.................. $        --  $         --   $     --
Employer contributions..........................................         784           784        784
Expected benefits paid..........................................        (784)         (784)      (784)
                                                                  -----------  ------------   --------
Fair values of plan assets at end of year....................... $        --  $         --   $     --
                                                                  ===========  ============   ========

Funded status................................................... $   (29,896) $    (23,461)  $(19,143)
Unrecognized prior service cost.................................       8,145         6,761      3,900
Unrecognized net actuarial loss.................................       8,212         5,640      6,566
                                                                  -----------  ------------   --------
Accrued net benefit cost........................................     (13,539)      (11,060)    (8,677)
                                                                  -----------  ------------   --------

Unfunded accumulated benefit obligation.........................     (21,146)      (18,330)   (16,450)
                                                                  -----------  ------------   --------
Additional Minimum Liability....................................      (7,607)       (7,270)    (7,773)
                                                                  -----------  ------------   --------

Intangible Asset................................................       7,607         5,640      7,773
                                                                  -----------  ------------   --------
Accumulated Other Comprehensive Loss............................          --        (1,630)        --
                                                                  -----------  ------------   --------
Benefit liability............................................... $   (21,146) $    (18,330)  $(16,450)
                                                                  ===========  ============   ========

Assumptions:
Discount Rate ..................................................         5.8%          6.5%       7.0%
Rate of Compensation Increase ..................................         3.0%          3.0%       3.0%

Components of Net Periodic Benefit Cost:
Service Cost.................................................... $       374  $        292   $    322
Interest Cost ..................................................       1,547         1,375      1,162
Amortization of Prior Service Credits...........................       1,210           925        925
Recognized Actuarial Loss.......................................         131           575        159
                                                                  -----------  ------------   --------
Net Periodic Benefit Cost....................................... $     3,262  $      3,167   $  2,568
                                                                  ===========  ============   ========

While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $14.7 million, $11.7 million and $10.3 million at December 31, 2003, 2002 and 2001, respectively.

16. CAPITAL STOCK PLANS

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

Stock Option Plans. The Company has several plans that provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of options, stock and other stock-based awards. A committee appointed by the Board of Directors grants awards. Options become exercisable at such times and in such installments as set by the committee. The exercise price of each option equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 33% per year. Options expire from one to eight years after the end of the vesting period.

The following table reflects the activity of the stock option plans:

                                                                    Number                                Weighted
                                                                      of        Options       Option      Average
                                                                    Shares     Exercisable     Price       Price
                                                                  ----------- -----------  ------------   --------
                                                                              (Number of shares in thousands)

Outstanding January 1, 2001.....................................       4,250         674  $ 3.13 - 24.69 $   7.31

   Granted......................................................       2,218                4.24 -  8.93     6.57
   Exercised....................................................         (72)               3.75 -  8.00     5.25
   Canceled.....................................................        (393)               3.19 - 24.69    10.98
                                                                  ----------- -----------
Outstanding December 31, 2001...................................       6,003       1,391    3.13 - 24.69     6.81

   Granted......................................................         944                8.13 - 13.17    10.88
   Exercised....................................................        (995)               3.25 - 22.38     5.73
   Canceled.....................................................        (100)               3.25 - 24.69    11.32
                                                                  ----------- -----------
Outstanding December 31, 2002...................................       5,852       1,866    3.13 - 24.69     7.56

   Granted......................................................       1,603               12.21 - 23.96    14.48
   Exercised....................................................      (1,918)               3.25 - 24.50     6.92
   Canceled.....................................................        (178)               3.75 - 24.69    13.65
                                                                  ----------- -----------
Outstanding December 31, 2003...................................       5,359       1,384    3.13 - 23.96     9.65
                                                                  =========== ===========

Available for Grant at December 31, 2003........................       2,021
                                                                  ===========

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                        Weighted Average
                      Weighted Average            Options                Exercise Price
 Range of Exercise    Contractual Life    ------------------------  ------------------------
        Price         Remaining in Days   Outstanding  Exercisable  Outstanding  Exercisable
 -----------------   -------------------  ------------ -----------  -----------  -----------
     $3.13 -  4.80          2,362               1,190         262  $      3.80  $      3.76
      5.73 -  8.82          2,022               1,186         491         6.88         6.72
      8.93 - 12.21          3,148               1,440         498        10.67        10.10
     12.61 - 23.96          3,003               1,543         133        15.34        21.06

Employee Stock Purchase Plans. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on specified dates as defined in the Purchase Plan. During 2003, a total of 574,000 shares were purchased at prices of $10.21 and $10.38 per share. At December 31, 2003, the Company had 191,000 shares reserved for purchase under the Purchase Plan of which 119,000 shares were purchased by employees at $16.28 per share in January 2004.

Restricted Stock Units. The Company issued 244,000 restricted stock units ("units"), to certain executives during 2001. The first half of the units vested in 2003 with the remainder vesting in 2004. Each unit represents a nontransferable right to receive one share of Sierra stock and there is no cost by the recipient to exercise the units. The units are included in total outstanding common shares. In the calculation of earnings per share, the unvested units are not included in the common shares outstanding but are included in the calculation of common shares outstanding assuming dilution. The transaction was recorded by including the value of the units as common stock and additional paid-in capital offset by a contra-equity account, deferred compensation. The value of the transaction was based on the number of units issued and the Company stock price on the date of issuance, which was $5.73. Compensation expense will be recognized over the period of vesting. Total expense associated with the plan was $451,000, $585,000 and $342,000 for 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock-based compensation plans. The fair value pro forma presentation presented in Note 2 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 73%, 74% and 83%; risk-free interest rates of 2.93%, 3.32% and 4.34%; and expected lives of two to five years. The weighted average fair value of options granted in 2003, 2002 and 2001 was $10.94, $8.60 and $5.58, respectively.

The fair value of the look-back option implicit in each offering of the Purchase Plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 64%, 56% and 85%; risk-free interest rates of 0.93%, 1.48% and 4.36%; and expected lives of six months for all years.

17. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

Supplemental statements of cash flows information is presented below:

                                                                Years ended December 31,
                                                         -------------------------------------
                                                            2003         2002         2001
                                                         -----------  -----------  -----------
                                                                     (In thousands)
Cash Paid During the Year for Interest
     (Net of Amount Capitalized)....................... $     3,342  $     7,205  $    17,164
Cash (Paid) Received During the Year
     for Income Taxes..................................     (10,741)      12,796          221
Non-cash Investing and Financing Activities:
     Retired Sale-Leaseback Assets, Liabilities
       and Financing Obligations.......................          --       89,751       14,552
     Stock Issued for Exercise of Options
       and Related Tax Benefits........................      12,596        6,837           97
     Additions to Capital Leases.......................         153           --           --
     Debentures Exchanged..............................          --           --       19,692

18. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

The table below presents a summary of asset impairment, restructuring, reorganization and other cost activity for the periods indicated that were included in general and administrative expenses. Discontinued operations are excluded from this presentation.

                                       Restructuring
                                            and
                                       Reorganization   Other        Total
                                        -----------  ------------  ---------
                                                    (In thousands)

  Balance, January 1, 2001............ $       594  $      4,447  $   5,041
  Charges recorded....................          --            --         --
  Cash used...........................        (594)           --       (594)
  Noncash activity....................          --            --         --
  Changes in estimate.................          --            --         --
                                        -----------  ------------  ---------
  Balance, December 31, 2001..........          --         4,447      4,447
  Charges recorded....................          --            --         --
  Cash used...........................          --            --         --
  Noncash activity....................          --          (500)      (500)
  Changes in estimate.................          --            --         --
                                        -----------  ------------  ---------
  Balance, December 31, 2002..........          --         3,947      3,947
  Charges recorded....................          --            --         --
  Cash used...........................          --            --         --
  Noncash activity....................          --            --         --
  Changes in estimate.................          --            --         --
                                        -----------  ------------  ---------
  Balance, December 31, 2003.......... $        --  $      3,947  $   3,947
                                        ===========  ============  =========

The remaining other costs of $3.9 million are related to legal claims. Management believes that the remaining reserves, as of December 31, 2003, are appropriate and that no revisions to the estimates are necessary at this time.

19. SEGMENT REPORTING

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

SMHS completed the fifth year of a five-year contract in May 2003 and is in the first year of a contract extension. In August 2002, the DoD requested proposals for managed care services under the Next Generation TRICARE ("T-Nex") contract. The Company submitted its proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. However, in August 2003, the DoD awarded the T-Nex North Region contract to a competitor and the General Accounting Office denied the Company's protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract will supersede the remainder of the Company's current TRICARE Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company does not have plans to dispose of the operations before the phase-out is complete.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

                                                               Managed     Military
                                                               Care and     Health
                                                              Corporate    Services
                                                              Operations  Operations    Total
                                                              ----------  ----------  ----------
                                                                        (In thousands)
Year Ended December 31, 2003
Medical Premiums............................................ $  962,176  $       --  $  962,176
Military Contract Revenues..................................         --     465,313     465,313
Professional Fees...........................................     37,367          --      37,367
Investment and Other Revenues...............................     18,192       2,031      20,223
                                                              ----------  ----------  ----------
   Total Revenue............................................ $1,017,735  $  467,344  $1,485,079
                                                              ==========  ==========  ==========

Segment Operating Profit.................................... $  117,607  $   14,790  $  132,397
Interest Expense............................................     (5,217)       (274)     (5,491)
Other Income (Expense), Net.................................       (631)        408        (223)
                                                              ----------  ----------  ----------
Income from Continuing Operations
     Before Income Taxes.................................... $  111,759  $   14,924  $  126,683
                                                              ==========  ==========  ==========

Segment Assets.............................................. $  424,695  $  175,670  $  600,365
Capital Expenditures........................................    (19,768)     (2,006)    (21,774)
Depreciation and Amortization...............................     14,234       1,695      15,929

Year Ended December 31, 2002
Medical Premiums............................................ $  857,741  $       --  $  857,741
Military Contract Revenues..................................         --     373,589     373,589
Professional Fees...........................................     30,923          --      30,923
Investment and Other Revenues...............................     14,305       2,077      16,382
                                                              ----------  ----------  ----------
   Total Revenue............................................ $  902,969  $  375,666  $1,278,635
                                                              ==========  ==========  ==========

Segment Operating Profit.................................... $   56,700  $   15,291  $   71,991
Interest Expense............................................     (7,455)       (195)     (7,650)
Other Income (Expense), Net.................................       (309)        364          55
                                                              ----------  ----------  ----------
Income from Continuing Operations
     Before Income Taxes.................................... $   48,936  $   15,460  $   64,396
                                                              ==========  ==========  ==========

Segment Assets.............................................. $  387,097  $  113,811  $  500,908
Capital Expenditures........................................    (10,829)     (1,563)    (12,392)
Depreciation and Amortization...............................     15,730       2,515      18,245

Year Ended December 31, 2001
Medical Premiums............................................ $  718,994  $       --  $  718,994
Military Contract Revenues..................................         --     338,918     338,918
Professional Fees...........................................     28,985          --      28,985
Investment and Other Revenues...............................     14,199       2,404      16,603
                                                              ----------  ----------  ----------
   Total Revenue............................................ $  762,178  $  341,322  $1,103,500
                                                              ==========  ==========  ==========

Segment Operating Profit.................................... $   30,798  $    9,701  $   40,499
Interest Expense............................................    (15,578)       (160)    (15,738)
Other Income (Expense), Net.................................     (2,290)        171      (2,119)
                                                              ----------  ----------  ----------
Income from Continuing Operations
     Before Income Taxes.................................... $   12,930  $    9,712  $   22,642
                                                              ==========  ==========  ==========

Segment Assets.............................................. $  413,871  $  117,302  $  531,173
Capital Expenditures........................................      5,759       1,377       7,136
Depreciation and Amortization (1)...........................     20,159       4,025      24,184
(1) Goodwill amortization of $805,000 is included as part of the managed care and corporate operations segment for 2001.

20. GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the pronouncement includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption and at least annually thereafter. The net amortized goodwill balance at December 31, 2003, is $14.8 million. The Company has determined that the recorded goodwill is not impaired under the guidelines of the pronouncement.

The following table presents the results of operations as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

Year Ended December 31, 2001
                                                                Adjustments
                                                              for Amortization
                                                 As Reported    of Goodwill     As Adjusted
                                                -------------  --------------  -------------
                                                    (In thousands, except per share data)

Income from Continuing Operations............. $      15,481  $          523  $      16,004
Loss from Discontinued Operations.............       (11,995)             --        (11,995)
                                                -------------  --------------  -------------
   Net Income................................. $       3,486  $          523  $       4,009
                                                =============  ==============  =============

Earnings per Common Share:
----------------------------------------------
Income from Continuing Operations............. $        0.56  $         0.02  $        0.58
Loss from Discontinued Operations.............         (0.43)             --          (0.43)
                                                -------------  --------------  -------------
   Net Income................................. $        0.13  $         0.02  $        0.15
                                                =============  ==============  =============

Earnings per Common Share Assuming Dilution:
----------------------------------------------
Income from Continuing Operations............. $        0.54  $         0.02  $        0.56
Loss from Discontinued Operations.............         (0.42)             --          (0.42)
                                                -------------  --------------  -------------
   Net Income................................. $        0.12  $         0.02  $        0.14
                                                =============  ==============  =============

21. UNAUDITED QUARTERLY INFORMATION

                                                                March        June     September    December
Quarter Ended 2003:                                               31          30          30          31
                                                              ----------  ----------  ----------  ----------
                                                                   (In thousands, except per share data)

Operating Revenues.......................................... $  352,270  $  370,205  $  389,237  $  373,367
Operating Income from Continuing Operations.................     25,275      33,296      35,178      38,648
Net Income from Continuing Operations.......................     15,428      20,510      22,177      24,003
Net Income..................................................     15,022      20,265      22,207       4,832

Basic Earnings per Share:
   Income from Continuing Operations........................ $     0.53  $     0.75  $     0.78  $     0.88
   Net Income...............................................       0.52        0.74        0.78        0.18

Diluted Earnings per Share:
   Income from Continuing Operations........................ $     0.50  $     0.68  $     0.72  $     0.80
   Net Income...............................................       0.49        0.67        0.72        0.16

Quarter Ended 2002:

Operating Revenues.......................................... $  303,748  $  316,968  $  331,017  $  326,902
Operating Income from Continuing Operations.................     13,513      17,808      21,025      19,645
Net Income from Continuing Operations.......................      7,142      10,543      12,394      12,229
Net Income..................................................      7,381      10,523      14,063       4,481

Basic Earnings per Share:
   Income from Continuing Operations........................ $     0.25  $     0.37  $     0.42  $     0.41
   Net Income...............................................       0.26        0.37        0.48        0.15

Diluted Earnings per Share:
   Income from Continuing Operations........................ $     0.24  $     0.34  $     0.39  $     0.39
   Net Income...............................................       0.25        0.34        0.44        0.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption "Principal Accounting Fees and Services" in Sierra's Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Part II, Item 8 of this Report:

(a)(2) Financial Statement Schedules:

Schedule I	- Condensed Financial Information of Registrant	S-1
Schedule V	- Supplemental Information Concerning Property-Casualty Insurance	S-5

Other Information:

Section 403.04 b	- Exhibit of Redundancies (Deficiencies)	S-6

All other schedules are omitted because they are not applicable, not required, or because the required information is in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

(3.1)	Articles of Incorporation, as amended through September 10, 2003.
(3.2)

Articles of Incorporation, together with amendments thereto to date, incorporated by reference to Exhibit 4 (b) to the Registrant's Registration Statement on Form S-8 (No. 33-41543) effective July 3, 1991.

(3.3)

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

(3.5)

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

(4.2)

Rights Agreement, dated as of June 14, 1994, amended as of August 10, 2000, between the Registrant and Wells Fargo Bank Minnesota, N.A., incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

(10.2)

Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(10.3)

First Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager.

(10.4)

Second Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager.

(10.5)	Compensatory Plans, Contracts and Arrangements.

(1) Employment Agreement with Jonathon W. Bunker dated February 1, 2003, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

(4) Employment Agreement with Laurence S. Howard dated December 10, 1999, incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(5) Employment Agreement with Anthony M. Marlon, M.D. dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(6) Employment Agreement with Erin E. MacDonald dated February 12, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(7) Employment Agreement with Michael A. Montalvo dated January 1, 2003, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

(10) Form of Split Dollar Life Insurance Agreement effective as of August 25, 1998, by and between Sierra Health Services, Inc., and Jonathon W. Bunker, Frank E. Collins, William R. Godfrey, Laurence S. Howard, Erin E. MacDonald, Anthony M. Marlon, M.D., Kathleen M. Marlon, Michael A. Montalvo, John A. Nanson, M.D., Paul H. Palmer and Marie H. Soldo, incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(11) Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996, as Amended and Restated Effective January 1, 2001, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

(17) Sierra Health Services, Inc. Management Incentive Compensation Plan for the year ended December 31, 2003.

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
(10.6)

Stock Purchase Agreement, dated as of November 25, 2003, as amended on December 17, 2003, as further amended on December 29, 2003 and as further amended on January 12, 2004, among Sierra Health Services, Inc., CII Financial, Inc. and Folksamerica Holding Company, Inc.

(10.7)

Form of Contingent Purchase Price Note Agreement among Folksamerica Holding Company, Inc., Sierra Health Services, Inc., CII Financial, Inc., and, with respect to Article 5 only, Folksamerica Reinsurance Company.

(12.1)	Statement re Computation of Ratios.
(21)	Subsidiaries of the Registrant (listed herein):
There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

Behavioral Healthcare Options, Inc.
CII Financial, Inc., and Subsidiaries
Family Health Care Services
Family Home Hospice, Inc.
Health Plan of Nevada, Inc.
Intermed, Inc.
Nevada Administrators, Inc.
Northern Nevada Health Network, Inc.
Sierra Health and Life Insurance Company, Inc.
Sierra Health Holdings, Inc. (Texas Health Choice, L.C.)
Sierra Health-Care Options, Inc.
Sierra Home Medical Products, Inc.
Sierra Medical Management, Inc. and Subsidiaries
Sierra Military Health Services, Inc.
Southwest Medical Associates, Inc.
Southwest Realty, Inc.

Jurisdiction of Incorporation Nevada California Nevada Nevada Nevada Arizona Nevada Nevada California Nevada (Texas) Nevada Nevada Nevada Deleware Nevada Nevada
(23.1)	Consent of Deloitte & Touche LLP
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated March 5, 2004.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated March 5, 2004.

All other Exhibits are omitted because they are not applicable.

(b)                Reports on Form 8-K

Current Report on Form 8-K, dated October 22, 2003, with the Securities and Exchange Commission reporting operating results for the quarter ended September 30, 2003.

Current Report on Form 8-K, dated October 28, 2003, with the Securities and Exchange Commission announcing an increase in the Company's share repurchase program.

Current Report on Form 8-K, filed November 26, 2003, with the Securities and Exchange Commission in connection with the announcement of the Company hosting a conference for research analysts and institutional investors on December 2, 2003.

Current Report on Form 8-K, filed November 26, 2003, with the Securities and Exchange Commission in connection with the announcement that the Company and its wholly-owned subsidiary CII Financial Inc., entered into a Stock Purchase Agreement with Folksamerica Holding

Company, Inc. which provides for the sale to the Purchaser of all of the capital stock of California Indemnity Insurance Company ("CIIC"), a wholly-owned subsidiary of CII Financial Inc.

Current Report on Form 8-K, dated December 8, 2003, with the Securities and Exchange Commission announcing that the United States General Accounting Office had denied the Company's protest of the August 2003 award of Managed Care Support Services Contracts by the United States Department of Defense.

Current Report on Form 8-K, dated December 17, 2003, with the Securities and Exchange Commission announcing that under the terms of the offering memorandum of its 2¼% senior convertible debentures due 2023, each holder of the debentures will have the right to convert them into shares of Sierra's common stock during the first quarter of 2004.

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

Date: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	March 5, 2004
/s/ Paul H. Palmer Paul H. Palmer	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Chief Accounting Officer)	March 5, 2004
/s/ Erin E. MacDonald Erin E. MacDonald	Director	March 5, 2004
/s/ Charles L. Ruthe Charles L. Ruthe	Director	March 5, 2004
/s/ William J. Raggio William J. Raggio	Director	March 5, 2004
/s/ Thomas Y. Hartley Thomas Y. Hartley	Director	March 5, 2004
/s/ Albert L. Greene Albert L. Greene	Director	March 5, 2004
/s/ Michael E. Luce Michael E. Luce	Director	March 5, 2004
/s/ Anthony L. Watson Anthony L. Watson	Director	March 5, 2004

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS - Parent Company Only

                                                                                            December 31,
                                                                                        --------------------
                                                                                          2003       2002
                                                                                        ---------  ---------
                                                                                           (In thousands)
                                        ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents........................................................ $   2,515  $   1,751
     Short-term Investments...........................................................       994      1,747
     Current Portion of Deferred Tax Asset............................................    27,612     40,444
     Prepaid Expenses and Other Current Assets........................................    40,823     23,433
                                                                                        ---------  ---------
           Total Current Assets.......................................................    71,944     67,375

PROPERTY AND EQUIPMENT - NET..........................................................    30,093     35,430
EQUITY IN NET ASSETS OF SUBSIDIARIES..................................................   181,946    134,989
NOTES RECEIVABLE FROM SUBSIDIARIES....................................................     9,135      9,246
GOODWILL..............................................................................     2,154      2,154
DEFERRED TAX ASSET....................................................................     4,064     13,394
OTHER.................................................................................    46,267     29,469
                                                                                        ---------  ---------
TOTAL ASSETS.......................................................................... $ 345,603  $ 292,057
                                                                                        =========  =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable and Other Accrued Liabilities................................... $  23,336  $  21,105
     Current Portion of Long-term Debt................................................        47         83
                                                                                        ---------  ---------
           Total Current Liabilities..................................................    23,383     21,188

LONG-TERM DEBT (Less Current Portion).................................................   115,013     67,551
OTHER LIABILITIES.....................................................................    56,443     46,753
                                                                                        ---------  ---------
TOTAL LIABILITIES.....................................................................   194,839    135,492
                                                                                        ---------  ---------
STOCKHOLDERS' EQUITY:
     Capital Stock....................................................................       166        155
     Treasury Stock...................................................................  (112,737)   (17,148)
     Additional Paid-in Capital.......................................................   227,417    196,711
     Deferred Compensation............................................................       (22)      (473)
     Accumulated Other Comprehensive (Loss) Gain......................................      (479)       381
     Retained Earnings (Accumulated Deficit)..........................................    36,419    (23,061)
                                                                                        ---------  ---------
TOTAL STOCKHOLDERS' EQUITY............................................................   150,764    156,565
                                                                                        ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................ $ 345,603  $ 292,057
                                                                                        =========  =========

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENT OF OPERATIONS - Parent Company Only

                                                                                            Years ended December 31,
                                                                                        -------------------------------
                                                                                          2003       2002       2001
                                                                                        ---------  ---------  ---------
                                                                                                (In thousands)
REVENUES:
    Management Fees................................................................... $ 123,669  $  81,363  $  69,603
    Subsidiary Dividends..............................................................    11,000     20,000     10,000
    Investment and Other Income.......................................................     3,179        698      5,250
                                                                                        ---------  ---------  ---------
    Total Revenues....................................................................   137,848    102,061     84,853
                                                                                        ---------  ---------  ---------
EXPENSES:
     Depreciation.....................................................................     9,052     10,699     14,125
     Other............................................................................    37,923     36,186     36,478
     Interest Expense and Other, Net..................................................     2,682      8,017      9,065
                                                                                        ---------  ---------  ---------
     Total Expenses...................................................................    49,657     54,902     59,668
                                                                                        ---------  ---------  ---------
INCOME BEFORE INCOME TAXES............................................................    88,191     47,159     25,185
INCOME TAX PROVISION..................................................................   (26,543)    (8,615)   (37,155)
                                                                                        ---------  ---------  ---------
INCOME (LOSS) OF PARENT COMPANY.......................................................    61,648     38,544    (11,970)
EQUITY IN UNDISTRIBUTED
      INCOME OF SUBSIDIARIES FROM CONTINUING OPERATIONS...............................    20,470      3,764     27,451
                                                                                        ---------  ---------  ---------
INCOME FROM CONTINUING OPERATIONS.....................................................    82,118     42,308     15,481

LOSS FROM DISCONTINUED OPERATIONS.....................................................   (19,792)    (5,860)   (11,995)
                                                                                        ---------  ---------  ---------
NET INCOME............................................................................ $  62,326  $  36,448  $   3,486
                                                                                        =========  =========  =========

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only

                                                                                            Years ended December 31,
                                                                                        -------------------------------
                                                                                          2003       2002       2001
                                                                                        ---------  ---------  ---------
                                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income From Continuing Operations........................................... $  82,118  $  42,308  $  15,481
      Adjustments to Reconcile Net Income to Net Cash
          Provided by Operating Activities:
          Depreciation and Amortization...............................................     9,052     10,699     14,231
          Deferred Compensation.......................................................       451        585        342
          Loss on Property and Equipment Dispositions.................................       190         --         --
          Equity in Undistributed Income of Subsidiaries Continuing Operations........    20,470      3,764     27,451
          Change in Assets and Liabilities............................................   (88,117)   (51,053)   (25,683)
                                                                                        ---------  ---------  ---------
          Net Cash Provided by Operating Activities...................................    24,164      6,303     31,822
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures............................................................    (6,486)    (5,273)    (3,915)
      Property and Equipment Dispositions.............................................     2,599        144      5,356
      Decrease (Increase) in Investments..............................................       727       (117)    (1,247)
      Dividends from Subsidiaries.....................................................    11,000     20,000     10,000
                                                                                        ---------  ---------  ---------
          Net Cash Provided by Investing Activities ..................................     7,840     14,754     10,194
                                                                                        ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Long-term Borrowing...............................................   115,000         --      7,500
      Proceeds of Sale Leaseback Deposit..............................................        --      9,462         --
      Reductions in Long-term Obligations and
          Payments on Capital Leases..................................................   (60,092)   (38,927)   (49,926)
      Debt Issue Costs.................................................................   (5,834)        --         --
      Notes Receivable from Subsidiaries..............................................        --         --    (16,910)
      Purchase of Treasury Stock.......................................................  (99,485)        --         --
      Exercise of Stock in Connection with Stock Plans................................    19,171     10,159      2,090
                                                                                        ---------  ---------  ---------
          Net Cash Used for by Financing Activities...................................   (31,240)   (19,306)   (57,246)
                                                                                        ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents..................................       764      1,751    (15,230)
Cash and Cash Equivalents at Beginning of Year........................................     1,751         --     15,230
                                                                                        ---------  ---------  ---------
Cash and Cash Equivalents at End of Year.............................................. $   2,515  $   1,751  $      --
                                                                                        =========  =========  =========
Supplemental condensed statements of cash flows information:
Cash Paid During the Year for Interest
      (Net of Amount Capitalized)..................................................... $   3,254  $  11,559  $  22,075
Cash (Paid) Received During the Year for Income Taxes.................................   (10,324)    13,051         80
Noncash Investing and Financing Activities:
      Stock Issued for Exercise of Options
          and Related Tax Benefits....................................................    12,596      6,837         97
      Retired Sale-Leaseback Assets, Liabilities
          and Financing Obligations...................................................        --     89,751     14,552
      Addition to capital leases......................................................        17         --         --

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED INFORMATION OF REGISTRANT
For the Years Ended December 31, 2003 and 2002

1. LONG-TERM DEBT

Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

December 31,                                                                         (In thousands)
---------------
     2004............................................................................. $      47
     2005.............................................................................         3
     2006.............................................................................         3
     2007.............................................................................         4
     2008.............................................................................         3
     Thereafter.......................................................................   115,000
                                                                                        ---------
         Total........................................................................ $ 115,060
                                                                                        =========

2. OTHER

Management Fees. Sierra Health Services, Inc., receives monthly management fees from certain wholly-owned subsidiaries for services performed. The majority of the fees are from Health Plan of Nevada, Inc. under an administrative services agreement that has been approved by the Nevada Division of Insurance. The fees have been recorded as revenue in the Condensed Financial Information of Registrant for the three years ended December 31, 2003.

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

                                                                                                         Claims and Claim
                                               Gross                                                        Adjustment
                                             Reserves     Discount                                      Expenses Incurred    Amortization
                               Deferred     for Unpaid     if any                             Net           Related to       of Deferred   Paid Claims
                                Policy      Claims and    Deducted                Gross     Invest-   ---------------------     Policy     and Claims    Direct
                              Acquisition   Adjustment       in      Unearned    Earned      ment        (1)        (2)      Acquisition   Adjustment   Premiums
Affiliation With Registrant      Costs       Expenses     Column C   Premiums   Premiums    Income     Current   Prior Year     Costs       Expenses     Written
          Column A             Column B      Column C     Column D   Column E   Column F   Column G     Year      Column H     Column I     Column J    Column K
----------------------------  -----------  -------------  ---------  ---------  ---------  ---------  ---------  ----------  ------------  -----------  ---------
Consolidated Property and
  Casualty Entities of CII
  Financial, Inc. for
Years Ended:
    December 31, 2003....... $     1,424  $     415,339  $      --  $  36,847  $ 126,496  $  10,724  $  88,819  $   16,877  $     22,741  $   108,420  $ 148,479
    December 31, 2002.......       2,257        427,192         --     14,446    174,930     14,485    139,513      23,998        28,252      103,573    174,651
    December 31, 2001.......       2,236        385,705         --     14,327    186,296     15,475    131,923       8,691        29,272       98,159    187,129

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SECTION 403.04.b
EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
(In thousands)

                                                                        Year ended December 31,
                            ----------------------------------------------------------------------------------------------------------------
                               2003     2002      2001       2000       1999       1998       1997      1996      1995      1994      1993
                            --------  --------  ---------  ---------  ---------  ---------  --------  --------  --------  --------  --------
Losses and LAE
    Reserve............... $415,339  $427,192  $ 385,705  $ 374,554  $ 244,394  $ 212,264  $202,699  $187,776  $182,318  $190,962  $200,356
Less Reinsurance
    Recoverables (1)......  159,872   169,001    187,453    218,757    110,089     37,797    21,056    15,676    25,871    29,342    25,841
                            --------  --------  ---------  ---------  ---------  ---------  --------  --------  --------  --------  --------
Net Loss and LAE
    Reserves..............  255,467   258,191    198,252    155,797    134,305    174,467   181,643   172,100   156,447   161,620   174,515
Net Reserve
  Re-estimated as of:
    1 Year Later..........       --   275,068    222,250    164,488    157,598    184,386   172,000   163,130   141,163   139,741   160,562
    2 Years Later.........       --        --    230,545    179,043    171,136    204,029   173,596   146,987   132,193   125,279   141,100
    3 Years Later.........       --        --         --    185,160    183,524    218,626   186,794   140,563   113,766   117,792   126,483
    4 Years Later.........       --        --         --         --    189,724    231,386   198,403   146,266   102,652   102,955   122,517
    5 Years Later.........       --        --         --         --         --    237,137   210,763   153,423   104,249    95,997   114,443
    6 Years Later.........       --        --         --         --         --         --   214,503   159,652   108,208    95,954   112,284
    7 Years Later.........       --        --         --         --         --         --        --   161,432   111,195    98,482   111,883
    8 Years Later.........       --        --         --         --         --         --        --        --   111,842   100,367   113,929
    9 Years Later.........       --        --         --         --         --         --        --        --        --   100,746   115,468
    10 Years Later........       --        --         --         --         --         --        --        --        --        --   115,788
Cumulative (Deficiency)
    Redundancy............       --   (16,877)   (32,293)   (29,363)   (55,419)   (62,670)  (32,860)   10,668    44,605    60,874    58,727
Cumulative Net Paid
    as of:
    1 Year Later..........       --    92,184     74,125     69,599     61,522     80,416    71,933    56,977    45,731    44,519    50,210
    2 Years Later.........       --        --    126,057    105,043    103,855    124,191   117,794    91,765    70,854    68,619    79,788
    3 Years Later.........       --        --         --    128,934    127,505    159,335   143,369   113,054    83,674    80,645    94,865
    4 Years Later.........       --        --         --         --    144,893    179,825   164,584   125,024    91,115    86,381   102,395
    5 Years Later.........       --        --         --         --         --    195,834   178,482   135,421    95,609    89,601   106,012
    6 Years Later.........       --        --         --         --         --         --   188,665   142,508   100,365    91,676   107,850
    7 Years Later.........       --        --         --         --         --         --        --   147,271   103,168    93,789   109,201
    8 Years Later.........       --        --         --         --         --         --        --        --   105,407    95,534   110,743
    9 Years Later.........       --        --         --         --         --         --        --        --        --    96,750   111,948
    10 Years Later........       --        --         --         --         --         --        --        --        --        --   112,932

Net Reserve...............  255,467   258,191    198,252    155,797    134,305    174,467   181,643   172,100   156,447   161,620   174,515
Reins. Recoverables.......  159,872   169,001    187,453    218,757    110,089     37,797    21,056    15,676    25,871    29,342    25,841
                            --------  --------  ---------  ---------  ---------  ---------  --------  --------  --------  --------  --------
Gross Reserve............. $415,339   427,192    385,705    374,554    244,394    212,264   202,699   187,776   182,318   190,962   200,356

Net Re-estimated
  Reserve.................            275,068    230,545    185,160    189,724    237,137   214,503   161,432   111,842   100,746   115,788
Re-estimated Reins
    Recoverables..........            209,774    258,176    315,389    203,145     86,987    39,870    27,879    22,671    18,875    16,035
                                      --------  ---------  ---------  ---------  ---------  --------  --------  --------  --------  --------
Gross Re-estimated
    Reserve...............            484,842    488,721    500,549    392,869    324,124   254,373   189,311   134,513   119,621   131,823
                                      --------  ---------  ---------  ---------  ---------  --------  --------  --------  --------  --------
Gross Cumulative
    (Deficiency)
      Redundancy..........           $(57,650) $(103,016) $(125,995) $(148,475) $(111,860) $(51,674) $ (1,535) $ 47,805  $ 71,341  $ 68,533
                                      ========  =========  =========  =========  =========  ========  ========  ========  ========  ========

(1) Amounts reflect reinsurance recoverable under prospective reinsurance contracts only. Reinsurance recoverables on unpaid losses and LAE are shown as an asset on the balance sheets at December 31, 2003 and 2002. However, for purposes of the reconciliation and development tables, loss and LAE information are shown net of reinsurance.