Form 10-Q
period 2004-03-31
SIERRA HEALTH SERVICES INC
filed 2004-04-28
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      As of April 23, 2004, there were 26,898,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended March 31, 2004

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                                      March 31,   December 31,
                                                                        2004         2003
                                                                     -----------  -----------
                              ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents..................................... $   148,436  $   118,473
     Investments...................................................     179,808      197,573
     Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2004 - $7,226; 2003 - $7,342)...................      11,786       12,080
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2004 and 2003 - $100)...........................      44,688       47,389
     Current Portion of Deferred Tax Asset.........................      32,141       33,708
     Prepaid Expenses and Other Current Assets.....................      51,488       37,478
     Assets of Discontinued Operations.............................       2,593      533,756
                                                                     -----------  -----------
         Total Current Assets......................................     470,940      980,457

PROPERTY AND EQUIPMENT, NET........................................      62,160       63,109
RESTRICTED CASH AND INVESTMENTS....................................      18,913       17,646
GOODWILL...........................................................      14,782       14,782
DEFERRED TAX ASSET (Less Current Portion)..........................      11,510       11,501
NOTE RECEIVABLE......................................................    62,000           --
OTHER ASSETS.......................................................      58,810       46,626
                                                                     -----------  -----------
TOTAL ASSETS....................................................... $   699,115  $ 1,134,121
                                                                     ===========  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued Liabilities........................................... $    88,397  $    56,327
     Trade Accounts Payable........................................      35,972       37,787
     Accrued Payroll and Taxes.....................................      23,167       15,879
     Medical Claims Payable........................................     107,279      103,749
     Unearned Premium Revenue......................................      21,974       45,888
     Military Health Care Payable..................................      78,846       76,605
     Current Portion of Long-Term Debt.............................          62          163
     Liabilities of Discontinued Operations........................         740      472,407
                                                                     -----------  -----------
         Total Current Liabilities.................................     356,437      808,805

LONG-TERM DEBT (Less Current Portion)..............................     115,256      116,645
OTHER LIABILITIES..................................................      66,083       57,907
                                                                     -----------  -----------
TOTAL LIABILITIES..................................................     537,776      983,357
                                                                     -----------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       2004 - 33,943; 2003 - 33,173 Shares Issued..................         170          166
  Treasury Stock: 2004 - 7,110; 2003 - 6,221 Common Stock Shares...    (143,000)    (112,737)
  Additional Paid-in Capital.......................................     242,874      227,417
  Deferred Compensation............................................          --          (22)
  Accumulated Other Comprehensive Gain  (Loss).....................         303         (479)
  Retained Earnings ...............................................      60,992       36,419
                                                                     -----------  -----------
TOTAL STOCKHOLDERS' EQUITY.........................................     161,339      150,764
                                                                     -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................... $   699,115  $ 1,134,121
                                                                     ===========  ===========

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2004           2003
OPERATING REVENUES:                                               -------------  -------------
   Medical Premiums............................................ $      265,438  $     235,080
   Military Contract Revenues..................................        127,624        104,413
   Professional Fees...........................................          9,478          8,704
   Investment and Other Revenues...............................          5,650          4,073
                                                                  -------------  -------------
         Total.................................................        408,190        352,270
                                                                  -------------  -------------
OPERATING EXPENSES:
   Medical Expenses............................................        208,065        190,986
   Military Contract Expenses..................................        120,797        101,796
   General and Administrative Expenses.........................         37,168         34,213
                                                                  -------------  -------------
         Total ................................................        366,030        326,995
                                                                  -------------  -------------

OPERATING INCOME FROM CONTINUING OPERATIONS....................         42,160         25,275
Interest Expense...............................................         (1,165)        (1,620)
Other Income (Expense), Net....................................            122            (11)
                                                                  -------------  -------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.........................................         41,117         23,644
PROVISION FOR INCOME TAXES.....................................        (14,802)        (8,216)
                                                                  -------------  -------------
INCOME FROM CONTINUING OPERATIONS..............................         26,315         15,428
LOSS FROM DISCONTINUED OPERATIONS (net of income
    tax benefit of $761 and $335, respectively)................           (486)          (406)
                                                                  -------------  -------------
NET INCOME .................................................... $       25,829  $      15,022
                                                                  =============  =============
EARNINGS PER COMMON SHARE:
Income from Continuing Operations.............................. $         0.97  $        0.53
Loss from Discontinued Operations..............................          (0.01)         (0.01)
                                                                  -------------  -------------
   Net Income ................................................. $         0.96  $        0.52
                                                                  =============  =============
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
Income from Continuing Operations.............................. $         0.75  $        0.50
Loss from Discontinued Operations..............................          (0.01)         (0.01)
                                                                  -------------  -------------
   Net Income ................................................. $         0.74  $        0.49
                                                                  =============  =============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2004           2003
                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................... $      25,829  $      15,022
   Adjustments to Reconcile Net Income to Net Cash
       Provided by (Used for) Operating Activities:
          Loss from Discontinued Operations.........................           486            406
          Depreciation..............................................         4,075          3,903
          Deferred Compensation Expense.............................            22            147
          Provision for Doubtful Accounts...........................           445            566
   Changes in Assets and Liabilities:
          Other Assets .............................................            60         (3,837)
          Deferred Tax Asset........................................         7,205          4,698
          Other Liabilities.........................................         1,684         11,591
          Other Current Assets......................................           575         (4,426)
          Military Accounts Receivable..............................         2,701        (13,044)
          Military Health Care Payable..............................         2,241          4,331
          Medical Claims Payable....................................         3,530          3,206
          Accrued Payroll and Taxes.................................         7,288          5,903
          Unearned Premium Revenue..................................       (23,914)       (29,183)
                                                                      -------------  -------------
       Net Cash Provided by (Used for) Operating Activities
          of Continuing Operations..................................        32,227           (717)
                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions........................        (1,491)        (5,650)
   Change in Investments............................................        19,401         47,999
                                                                      -------------  -------------
       Net Cash Provided by Investing Activities of
          Continuing Operations.....................................        17,910         42,349
                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Debt and Capital Leases..............................        (1,490)       (60,059)
   Purchase of Treasury Stock.......................................       (31,944)       (27,558)
   Exercise of Stock in Connection with Stock Plans.................         9,846          1,581
   Proceeds from Senior Convertible Debentures......................            --        115,000
   Debt Issue Costs.................................................            --         (4,914)
                                                                      -------------  -------------
       Net Cash (Used for) Provided by Financing Activities of
          Continuing Operations.....................................       (23,588)        24,050
                                                                      -------------  -------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS........................         3,414          1,244
                                                                      -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................        29,963         66,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................       118,473         45,778
                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................... $     148,436  $     112,704
                                                                      =============  =============

Supplemental Condensed Consolidated Continuing Operations
  Statements of Cash Flows Information:
--------------------------------------------------------------------
  Cash Paid During the Period for Interest
   (Net of Amount Capitalized)...................................... $       1,430  $         106
  Net Cash Paid During the Period for Income Taxes..................            22             42
Non-Cash Investing and Financing Activities:
  Assets and Liabilities Recorded in Conjunction with the Sale of
    the Workers' Compensation Operations..............................      54,060             --

See accompanying notes to condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements and the Company's annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

2. EMPLOYEE STOCK PLANS

In December 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 is an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The Company has continued to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with the restricted stock units and certain stock options in which vesting was accelerated in conjunction with the sale of California Indemnity Insurance Co. Inc. ("Cal Indemnity"). (See Note 7 for more detail on the sale of Cal Indemnity.) Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share, would have been reduced to the pro forma amounts indicated below:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2004           2003
                                                     -------------  -------------
  (In thousands, except per share data)

Net income, as reported............................ $      25,829  $      15,022
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all  awards, net of tax.............        (1,358)        (1,098)
                                                     -------------  -------------
Pro forma net income .............................. $      24,471  $      13,924
                                                     =============  =============

Net income per share, as reported.................. $        0.96  $        0.52
Pro forma net income, per share ...................          0.90           0.48

Net income per share
   assuming dilution, as reported.................. $        0.74  $        0.49
Pro forma net income, per share ...................          0.70           0.45

The Company's stock option programs vest over many years and additional awards are made each year. The above pro forma numbers are not indicative of the financial impact had the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" been applied to all the years of previous option grants. The above numbers exclude the effect of options granted prior to 1995.

3. ASSET IMPAIRMENT, RESTRUCTURING, REORGANIZATION AND OTHER COSTS

The Company has $3.9 million in remaining asset impairment, restructuring, reorganization and other costs at March 31, 2004. The remaining costs are related to legal claims and management believes that they are appropriate and that no revisions to the estimates are necessary at this time.

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

The Company evaluates the market price condition each quarter to determine whether the debentures will be convertible, at the option of the holder, during the subsequent quarter. For the quarters ended December 31, 2003 and March 31, 2004, the market price condition was satisfied. As a result, the debentures were convertible, at the option of the holder, at any time during the quarter ended March 31, 2004 and are convertible at any time during the quarter ending June 30, 2004. Although no debentures were converted as of March 31, 2004, they are considered common stock equivalents and are included in the calculation of weighted average common shares outstanding assuming dilution for the quarter ended March 31, 2004.

Revolving Credit Facility. On March 3, 2003, the Company entered into a new $65.0 million revolving credit facility, which replaced the amended and restated credit facility. The facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The facility is available for general corporate purposes. The Company has not yet drawn on this facility.

The credit facility is secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) other than cash and cash equivalents, subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. ("CII") and certain other exclusions.

The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, repurchase Company common stock or make capital expenditures and otherwise restricts certain corporate activities. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

5. SHARE REPURCHASE PROGRAM

Pursuant to authorization from the Company's Board of Directors, through December 31, 2003, the Company had purchased, at prevailing prices in the open market by block purchase or private transactions, 5.3 million shares for $99.5 million. As of January 1, 2004, the Company had authorization from its Board of Directors to repurchase an additional 2.3 million shares of the Company's common stock. Currently, the Company's Board of Directors has authorized share repurchases at prices up to $42.50. The Company's revolving credit facility, as amended, allows for stock repurchases of up to $60 million during 2004. Through March 31, 2004, the Company had purchased, at prevailing prices in the open market by block purchase or private transactions an additional 980,000 shares for $31.9 million at an average cost of $32.61 per share. From April 1, 2004 to April 16, 2004, the Company repurchased an additional 16,000 shares for $570,000 at an average cost of $34.91 per share. In total, the Company has purchased 6.3 million shares for $132.0 million at an average cost of $20.86 per share.

Included in the repurchases for the first quarter of 2004 are 500,000 shares the Company purchased from its CEO, at $32.00 per share, for a total of $16.0 million. The closing price of the Company's common stock on the date of the transaction, February 11, 2004, was $32.35. The Company's Board of Directors approved the purchase.

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

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

                                                             March 31,        December 31,
                                                                2004              2003
                                                          ----------------  ----------------
  (In thousands)
ASSETS
 Cash and Cash Equivalents............................ $              569  $             47
 Investments..........................................              1,979             4,048
 Other Assets.........................................                 45               115
                                                          ----------------  ----------------
ASSETS OF DISCONTINUED OPERATIONS.....................              2,593             4,210
                                                          ----------------  ----------------
LIABILITIES
 Accounts Payable and Other Liabilities...............                640             2,658
 Medical Claims Payable...............................                100               202
                                                          ----------------  ----------------
LIABILITIES OF DISCONTINUED OPERATIONS................                740             2,860
                                                          ----------------  ----------------
NET ASSETS OF DISCONTINUED OPERATIONS................. $            1,853  $          1,350
                                                          ================  ================

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2004           2003
                                                      -------------  -------------
  (In thousands)
Operating Revenues.................................. $          36  $          36
                                                      -------------  -------------

 Medical Expenses...................................          (175)        (1,379)
 General and Administrative Expenses, Net...........          (136)        (1,634)
 Interest Expense and Other, Net
   (including rental income)........................            73           (239)
                                                      -------------  -------------
 Total Expenses, Net................................          (238)        (3,252)
                                                      -------------  -------------
 Income from Discontinued Operations Before Taxes...           274          3,288
 Income Tax Provision...............................           (78)        (1,150)
                                                      -------------  -------------
 Net Income from Discontinued Operations............ $         196  $       2,138
                                                      =============  =============

The operating revenues of $36,000 for the three months ended March 31, 2004 and 2003 are related to investment income. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

In the first quarter of 2003, the Company made an adjustment due to continued favorable development. The Company's estimate for medical claims payable was reduced by $1.4 million and legal, restitution and other exit related costs and the related accruals were reduced by $1.9 million. Included in the $1.9 million reduction is $1.2 million that had been originally recorded as a charge in the third quarter of 2001.

In the first quarter of 2004, the Company made an adjustment due to favorable development and reduced legal reserves and medical claims payable by a total of $300,000.

Management believes that the remaining liabilities, as of March 31, 2004, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations.

7. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives to sell its workers' compensation company, CII. Sierra's Board of Directors approved the plan to sell the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 11 for the recast segment presentation.

On March 31, 2004, the Company completed the sale of CII's subsidiary, Cal Indemnity which was CII's only significant asset. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Co., Sierra Insurance Company of Texas, and CII Insurance Co.

The Company received $14.2 million in cash at the closing, subject to potential post closing adjustments with regard to the closing date balance sheet. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non- current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense ("ULAE") reserves to be paid to Sierra. Offsetting these assets is a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity.

As of the closing, a third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will reimburse Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves.

The Company's March 31, 2004 Condensed Consolidated Balance Sheet does not include the assets and liabilities of Cal Indemnity due to the disposal of those assets and liabilities as of March 31, 2004. The Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2004 does reflect the activity of the discontinued operations through the disposal date. Any future activity related to this disposal will be reflected in continuing operations.

The following are the assets and liabilities of the discontinued operations of CII:

                                                     December 31,
                                                        2003
                                                     -----------
  (In thousands)
ASSETS
Cash and Cash Equivalents.......................... $    58,634
Investments........................................     243,647
Reinsurance Recoverable............................     177,333
Property and Equipment, Net........................       1,612
Other Assets.......................................      48,320
                                                     -----------
TOTAL ASSETS.......................................     529,546
                                                     -----------

LIABILITIES
Accounts Payable and Other Accrued Expenses........      54,208
Reserve for Loss and Loss Adjustment Expenses......     415,339
                                                     -----------
TOTAL LIABILITIES....................................   469,547
                                                     -----------
NET ASSETS OF DISCONTINUED OPERATIONS...............$    59,999
                                                     ===========

The following are the unaudited condensed statements of operations of the discontinued operations of CII:

                                               Three Months Ended March 31,
                                              ------------------------------
                                                   2004            2003
                                              --------------  --------------
  (In thousands)
OPERATING REVENUES:
Specialty Product Revenues.................. $       19,015  $       36,811
Investment and Other Revenues...............          1,290           4,480
                                              --------------  --------------
    Total Revenues..........................         20,305          41,291
                                              --------------  --------------

OPERATING EXPENSES:
Specialty Product Expenses..................         21,917          45,385
Interest Expense and Other
  (Income) Expense, Net.....................            (91)            (65)
                                              --------------  --------------
    Total Operating Expenses................         21,826          45,320
                                              --------------  --------------

Loss from Discontinued
   Operations Before Income Tax ............         (1,521)         (4,029)

Income Tax Benefit..........................            839           1,485
                                              --------------  --------------
Net Loss from Discontinued
   Operations............................... $         (682) $       (2,544)
                                              ==============  ==============

Specialty product revenues consist of workers' compensation insurance net earned premiums. Specialty product expenses consist of loss and loss adjustment expenses incurred and general and administrative expenses.

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

Intercompany Notes Receivable/Payable. In connection with the exchange offer for the subordinated debentures, Cal Indemnity loaned Sierra $7.5 million. Sierra paid the loan in full in conjunction with the sale of Cal Indemnity.

8. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2004           2003
                                                                     -------------  -------------
  (In thousands, except per share data)
BASIC INCOME (LOSS) PER SHARE
Income from continuing operations.................................. $      26,315  $      15,428
Loss from discontinued operations..................................          (486)          (406)
                                                                     -------------  -------------
Net income......................................................... $      25,829  $      15,022
                                                                     =============  =============
Weighted average common shares outstanding.........................        27,041         28,928
                                                                     =============  =============
Earnings per common share:
Income from continuing operations.................................. $        0.97  $        0.53
Loss from discontinued operations..................................         (0.01)         (0.01)
                                                                     -------------  -------------
Net income......................................................... $        0.96  $        0.52
                                                                     =============  =============
DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations.................................. $      26,315  $      15,428
Loss from discontinued operations..................................          (486)          (406)
                                                                     -------------  -------------
Net income.........................................................        25,829         15,022
Interest expense on Sierra Debentures, net of tax..................           420             --
                                                                     -------------  -------------
Income for purposes of computing diluted net income per share...... $      26,249  $      15,022
                                                                     =============  =============
Weighted average common shares outstanding.........................        27,041         28,928
Dilutive options and restricted shares outstanding.................         2,213          1,957
Dilutive impact of conversion of Sierra Debentures.................         6,288             --
                                                                     -------------  -------------
Weighted average common shares outstanding assuming dilution.......        35,542         30,885
                                                                     =============  =============
Earnings per common share assuming dilution:
Income from continuing operations.................................. $        0.75  $        0.50
Loss from discontinued operations..................................         (0.01)         (0.01)
                                                                     -------------  -------------
Net income......................................................... $        0.74  $        0.49
                                                                     =============  =============

The Company evaluates the market price condition of its convertible debentures each quarter to determine whether they will be convertible, at the option of the holder, during the subsequent quarter. For the quarters ended December 31, 2003 and March 31, 2004, the market price condition was satisfied. As a result, the debentures were convertible, at the option of the holder, at any time during the quarter ended March 31, 2004 and are convertible at any time during the quarter ending June 30, 2004. Although no debentures were converted as of March 31, 2004, they are considered common stock equivalents and are included in the calculation of weighted average common shares outstanding assuming dilution for the quarter ended March 31, 2004.

For the three months ended March 31, 2003, stock options to purchase 337,000 shares were not dilutive and, therefore, were not included in the computation of diluted earnings per share. In addition, the Company's senior convertible debentures also were not dilutive for the three months ended March 31, 2003.

9. DEFINED BENEFIT PLAN

The Company previously disclosed that it expects to contribute approximately $800,000 to its defined benefit plan in 2004 to fund expected benefit payments. As of March 31, 2004, the Company has contributed $196,000 to the plan to fund benefit payments and anticipates making approximately $600,000 in additional contributions during 2004.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2004           2003
                                               -------------  -------------
  (In thousands)

Components of Net Periodic Benefit Cost:
Service Cost................................. $         106  $          77
Interest Cost................................           418            334
Amortization of Prior Service Credits........           303            231
Recognized Actuarial Loss....................           109            171
                                               -------------  -------------
Net Periodic Benefit Cost.................... $         936  $         813
                                               =============  =============

10. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         2004           2003
                                                     -------------  -------------
  (In thousands)
Net Income ........................................ $      25,829  $      15,022
Change in Unrealized Holding Gain
  on Available-for-Sale Investments, net of tax....           782            673
Change in Minimum Pension Liability, net of tax....            --           (162)
                                                     -------------  -------------
Comprehensive Income .............................. $      26,611  $      15,533
                                                     =============  =============

11. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's ("DoD") TRICARE program in Region 1.

Sierra Military Health Services, Inc., ("SMHS") completed the fifth year of a five-year contract in May 2003 and is in the first year of a contract extension. In August 2002, the DoD requested proposals for managed care services under the TRICARE Next Generation ("T-Nex") contract. The Company submitted its proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. In August 2003, the DoD awarded the T-Nex North Region contract to a competitor and the General Accounting Office denied the Company's protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract will supersede the remainder of the Company's current TRICARE Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company does not have plans to dispose of the operations before the phase-out is complete.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                Managed Care   Military Health
                                               and Corporate      Services
                                                Operations       Operations         Total
                                              ---------------  ---------------  --------------
  (In thousands)
Three Months Ended March 31, 2004
Medical Premiums............................ $       265,438  $            --  $      265,438
Military Contract Revenues..................              --          127,624         127,624
Professional Fees...........................           9,478               --           9,478
Investment and Other Revenues...............           5,005              645           5,650
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       279,921  $       128,269  $      408,190
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        34,688  $         7,472  $       42,160
Interest Expense............................          (1,147)             (18)         (1,165)
Other Income (Expense), Net.................             127               (5)            122
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        33,668  $         7,449  $       41,117
                                              ===============  ===============  ==============

Three Months Ended March 31, 2003
Medical Premiums............................ $       235,080  $            --  $      235,080
Military Contract Revenues..................              --          104,413         104,413
Professional Fees...........................           8,704               --           8,704
Investment and Other Revenues...............           3,836              237           4,073
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       247,620  $       104,650  $      352,270
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        22,421  $         2,854  $       25,275
Interest Expense............................          (1,574)             (46)         (1,620)
Other Income (Expense), Net.................               7              (18)            (11)
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        20,854  $         2,790  $       23,644
                                              ===============  ===============  ==============

12. INVESTMENTS

Of the cash and cash equivalents and current investments that total $328.2 million in the accompanying Consolidated Balance Sheet at March 31, 2004, $199.0 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities and municipal bonds, as well as corporate and mortgage-backed securities. At March 31, 2004, over 95% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. All of the Companies held-to-maturity investments were part of the discontinued workers' compensation operations. As of March 31, 2004, all investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values as of the balance sheet date. The Company does not believe it has any other than temporary investment impairments.

13. COMMITMENTS AND CONTINGENCIES

On March 15, 2004, SMHS entered into a lease assignment agreement relative to one of its administrative locations. The agreement assigns the remainder of the lease term, which expires September 30, 2012. Under the assignment SMHS remains contingently liable should the new tenant not perform under its obligation. The future lease payments due under the lease agreement total $5.8 million. SMHS did not record a liability for its obligation under this agreement as the likelihood of performance is considered remote at this time and SMHS would have the ability to sublease or enter into another assignment arrangement if required to perform on this obligation.

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three month periods ended March 31, 2004 and 2003, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2003 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Part 1, Item 1 of our 2003 annual report on Form 10-K.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2003 annual report on Form 10-K. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," "continue," and other similar terms and phrases, including all references to assumptions.

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

Overview

Our continuing operations derive revenues from our health maintenance organization, or HMO, managed indemnity plans and military health care services. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non- members, co-payment fees received from members and ancillary products), and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products).

Our principal expenses consist of medical expenses, military contract expenses, and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and managing utilization of physician and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, as well as administrative costs to pay claims and operate the military health care subsidiary. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

Executive Summary

Continuing Operations. Our March 31, 2004 operating results were significantly improved over 2003. Our income from continuing operations increased by 70.6% to $26.3 million. The improvement in the 2004 operating results was primarily driven by medical premium revenue growth from new members, rate increases and an expansion of our operating margin. Our HMO membership increased by 13.4% from 275,200 at March 31, 2003 to 312,100 at March 31, 2004. Our overall 2004 premium rates increased by approximately 3.8% over 2003. The combination of these factors resulted in a 12.9% increase in our medical premium revenues to $265.4 million, which was partially offset by our medical expenses, which only increased by 8.9% to $208.1 million. Medical expenses, as a percentage of medical premiums and professional fees, decreased to 75.7% from 78.3%, or 260 basis points. In addition, our general and administrative expenses only increased by 8.6% to $37.2 million. As a percentage of total revenues, our general and administration expense ratio decreased by 60 basis points to 9.1%. Our operating margin, which is the operating income from continuing operations divided by total revenues, improved by 310 basis points to 10.3%.

Our Military Health Services Operations segment represented 31.4% of our March 31, 2004 operating revenues and 17.7% of our March 31, 2004 operating income from continuing operations. This segment had income before income taxes of $7.4 million for the first quarter of 2004 compared to $2.8 million for the same period in 2003. For 2003, excluding the T-Nex related expenses, the Military Health Services Operations segment would have had income before income taxes of $5.1 million. The improvement over 2003 was due to greater administrative operating expense efficiencies and the positive impact of the increased revenue under the contract extension, which began June 2003. We did not win the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our current TRICARE contract for Region 1 will end on August 31, 2004. We will then have a six-month phase-out at substantially reduced revenues and earnings.

We had cash flows from operating activities of continuing operations for 2004 of $32.2 million compared to a use of cash of $717,000 for 2003. We received two monthly payments from the Centers for Medicare and Medicaid Services, or CMS, during the first quarter of 2004 and 2003 as the January payments were received at the end of December. When the quarters are adjusted to reflect three monthly payments from CMS the cash flow from continuing operations would be $65.2 million in 2004 and $29.2 million in 2003. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period to period comparison of our cash flow from continuing operations. The increase in cash from operations was mainly attributable to the increase in cash from earnings and the decrease in cash related to the increase in the military accounts receivable balance that occurred from December 31, 2002 to March 31, 2003.

Discontinued Operations. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII Financial, Inc., or CII. Sierra's Board of Directors approved the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company, or Cal Indemnity, and its subsidiaries. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity, which was CII's only significant asset. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

We received $14.2 million in cash at the closing, subject to potential post closing adjustments with regard to the closing date balance sheet. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non- current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense, or ULAE, reserves to be paid to Sierra. Offsetting these assets is a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity.

As of the closing, a third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will reimburse Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total Operating Revenues increased approximately 15.9% to $408.2 million from $352.3 million for 2003.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $30.3 million

  An increase in military contract revenues of $23.2 million

  An increase in professional fees of $774,000

  An increase in investment and other revenues of $1.6 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $235.1 million to $265.4 million, an increase of $30.3 million or 12.9%. The increase in premium revenue reflects a 6.2% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 21.9% increase in Medicaid member months and a 12.0% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 7% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 5%, net of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003. The basic Medicare rate increase received in 2004 was approximately 2.2%. Our overall Medicare rate increase was approximately 7.2% due primarily to the impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, as described below.

In December 2003, President Bush signed MMA into law, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans are renamed Medicare Advantage plans and will receive increased funding from CMS starting March 2004. Because of the way in which the increased funding is calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans received the increased funding. MMA increased our Medicare premium rates by over 15% starting March 1, 2004. The increased funding must be used in one or more of the following ways: to reduce beneficiary premiums; reduce beneficiary cost sharing; enhance benefits; place it into a benefit stabilization fund; use it to retain providers or expand the provider network as long as the benefit stabilization fund or enhancement does not result in increased premiums, increased cost sharing or reduced benefits. We are using the additional funding to enhance various plan benefits, including a reduction in the amount of Medicare Part B premium that our members pay to the federal government, and to stabilize our provider network.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. In addition, CMS has revised the payment factors for the Social HMO members to include a frailty adjuster that uses measures of functional impairment to predict expenditures. Under the new payment methodology, we are being paid 90% based on the previous payment approach and 10% based on the new approach for 2004. For 2004, excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. We anticipate being paid 70% based on the previous payment approach and 30% based on the new approach for 2005. The Social HMO program was due to expire at the end of 2003; however CMS administratively extended the Social HMO program for one year, through 2004. If the Social HMO contract were not renewed beyond 2004, we would seek to transfer the members into one of our traditional Medicare plans. This transfer would allow for the continuity of care of our members but without the additional Social HMO specific benefits that are currently available to them and the associated higher premiums we receive. There are activities taking place on a federal level to continue the program, but there is no guarantee at this time that the Social HMO contract will be renewed beyond 2004. Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 189,000 at March 31, 2003 to 212,000 at March 31, 2004. Our commercial member retention was approximately 95% for our January 2004 renewals, which represent approximately 50% of our total commercial membership. The increase in commercial membership during the first quarter of 2004 is primarily attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues increased from $104.4 million to $127.6 million, an increase of $23.2 million or 22.2%. Included in the total military contract revenues are incremental change order and bid price adjustments for 2003 and 2004 of $47.7 million and $31.8 million, respectively. The increase in revenue over 2003 is the result of higher base contract revenue primarily due to increased eligible beneficiaries from the call up of reservists in Region 1 and their family members who are eligible for the TRICARE program after 30 days and the positive impact of the first year of our contract extension, which began June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract. There were no final settlements of bid price adjustments in 2003 or 2004.

Sierra Military Health Services, Inc., or SMHS, completed the fifth year of a five-year contract in May 2003 and is in the first year of a contract extension. In August 2002, the DoD requested proposals for managed care services under the TRICARE Next Generation, or T-Nex, contract. We submitted our proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. In August 2003, the DoD awarded the T-Nex North Region contract to a competitor and the General Accounting Office denied our protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract will supersede the remainder of our current TRICARE

Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

Subsequent to March 31, 2004, SMHS entered into a definitive agreement with Health Net Federal Services to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction is up to $4 million with the final value contingent on SMHS's operational performance through August 2004.

Professional Fees increased from $8.7 million to $9.5 million, an increase of $774,000, or 8.9% as a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in related services performed by our other provider subsidiaries.

Investment and Other Revenues increased from $4.1 million to $5.7 million, an increase of $1.6 million or 38.7%. Investment revenues increased due to higher average invested balances, an increase in net gains on the sale of investments of $400,000 and an increase in revenues associated with administrative services of $300,000.

Medical Expenses increased from $191.0 million to $208.1 million, an increase of $17.1 million or 8.9%. The increase is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased to 75.7% from 78.3%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at March 31, 2004, was 46.9 compared to 47.7 at March 31, 2003. In an effort to further improve service and customer relations with our medical providers we have enhanced several claims processes, including electronic data interchange and optical character recognition, to reduce the time required to make claim payments. The decrease in days in claims payable is primarily a result of these enhancements.

We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for- service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses of $26.9 million and $24.0 million, or 12.9% and 12.6%, of our total medical expenses for 2004 and 2003, respectively.

Military Contract Expenses increased from $101.8 million to $120.8 million, an increase of $19.0 million or 18.7%. The increase is consistent with the increase in revenues discussed previously and includes T-Nex related costs of $2.3 million in 2003. Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to 710,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 49,700 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses, or G&A, increased from $34.2 million to $37.2 million, an increase of approximately $3.0 million or 8.6%. G&A expenses increased primarily due to increases in payroll and benefits and premium taxes. As a percentage of revenues, G&A expenses were 9.1% for

2004, compared to 9.7% in 2003 due primarily to the overall increase in revenues. As a percentage of medical premium revenue, G&A expenses were 14.0% for 2004, compared to 14.6% for 2003.

Interest Expense decreased from $1.6 million to $1.2 million, a decrease of $455,000 or 28.1%. The decrease was primarily due to the write off of the remaining deferred financing fees of approximately $800,000 in 2003. This was partially offset by the interest related to the new senior convertible debentures. We currently incur a fee of 0.375% on the unused portion of our revolving credit facility.

Other Income (Expense), Net resulted in income of $122,000 for 2004 compared to expense of $11,000 for 2003.

Provision for Income Taxes was recorded at $14.8 million for 2004 compared to $8.2 million for 2003. The effective tax rate for 2004 was 36.0% compared to 34.7% for 2003. Our effective tax rate is greater than the statutory rate due primarily to state income taxes and other non- deductible expenses.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2004 was $486,000 compared to $406,000 for 2003. The Texas HMO health care operations had net income of $196,000 for 2004, which was offset by a net loss on the CII workers' compensation operations of $682,000. We have stopped paying Texas claims as our evidence of coverage requires that all claims or reconciliations must be settled within 18 months of the time of service.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2004 is the result of favorable development in the medical claim liabilities and legal reserves.

Discontinued CII workers' compensation operations. On November 25, 2003, we announced that we had reached an agreement to sell Cal Indemnity and its subsidiaries, which is CII's only significant asset. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds. On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity, to Folksamerica Holding Company Inc.

As of March 31, 2004 our Condensed Consolidated Balance Sheet does not include the assets and liabilities of Cal Indemnity due to the disposal of the assets and liabilities as of March 31, 2004. Our Condensed Consolidated Statement of Income for the three months ended March 31, 2004 does reflect the activity of the discontinued operations through the disposal date. Any future activity related to this disposal will be reflected in continuing operations.

The discontinued workers' compensation operations for 2004 had a net loss of $682,000. Net earned premiums decreased by $17.8 million or 48.3% due to a decrease in direct earned premiums of $18.5 million partially offset by a decrease in ceded reinsurance premiums of $300,000 and an increase in assumed premiums of $400,000. In conjunction with the Stock Purchase Agreement for the sale of Cal Indemnity, we agreed to voluntarily stop writing new and renewal policies except in Nevada.

Investment and other revenue decreased by $3.2 million or 71.2% due to realized losses of $400,000 in 2004 compared to realized gains of $2.0 million in 2003 and a decrease in the average investment yields during the period.

Expenses decreased in the CII workers' compensation operations by $23.5 million or 51.8% compared to 2003 due primarily to the overall decrease in premiums.

The loss and LAE reserves recorded for the three months ended March 31, 2004 reflect our best estimate of the ultimate loss costs for reported and unreported claims occurring in accident year 2004 as well as those occurring in accident years prior to 2004. Workers' compensation claim payments are made over several years from the date of the claim. The sale of Cal Indemnity includes a note receivable of $62.0 million, plus accrued interest, payable in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties.

The combined ratio is a measurement of the workers' compensation underwriting profit or loss and is the sum of the loss and LAE ratio, underwriting expense ratio and policyholders' dividend ratio. A combined ratio of less than 100% indicates an underwriting profit. Our combined ratio for 2004 was 114.8% compared to 123.1% for 2003. Excluding prior accident years' adverse loss development, the combined ratio would have been 117.2% for 2004 and 106.3% for 2003. The increase is primarily due to a higher underwriting expense ratio as a result of reduced net earned premiums.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $32.2 million for the three months ended March 31, 2004 compared to a use of cash of $717,000 in 2003. We received two monthly CMS payments during the first quarter of 2004 and 2003 as the January payments were received at the end of December. When the quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $65.2 million in 2004 and $29.2 million in 2003. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period to period comparison of our cash flow from continuing operations. We used the majority of the cash flow for the repurchase of the Company's common stock. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings and the decrease in cash related to the increase in the military accounts receivable balance that occurred from December 31, 2002 to March 31, 2003.

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

We expect that the loss of the T-Nex contract will adversely affect our cash flow from operations starting in the fourth quarter of 2004 through the first half of 2005. During the phase-out period, we expect that SMHS will use $30.0 million to $35.0 million of their cash as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

Net cash used for investing activities of continuing operations during 2004 included $2.7 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the year was a decrease in investments of $19.4 million as investments were converted to cash equivalents.

Net cash used for financing activities of continuing operations during the first quarter of 2004 included net payments of $1.5 million on debt related items. Proceeds from the issuance of stock in connection with stock plans were $9.8 million and cash of $31.9 million was used to repurchase Sierra stock.

Discontinued operations provided cash of $3.4 million in 2004, compared to $1.2 million in 2003. Cash provided in 2004 was primarily the result of the sale of Cal Indemnity.

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

Sierra used the net proceeds of the offering to repay the $39.0 million outstanding under the then existing credit facility and to contribute $35.0 million to SMHS. The $35.0 million contribution to SMHS was subsequently repaid to Sierra in February 2004. Sierra also used $19.9 million of the proceeds to purchase 1.6 million shares of Sierra's common stock under our repurchase program. The remainder of the net proceeds were used for working capital and general corporate purposes including additional share repurchases.

Revolving Credit Facility

On March 3, 2003, we entered into a new $65.0 million revolving credit facility, which replaced the amended and restated credit facility. The facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006, but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The facility is available for general corporate purposes. We have not yet utilized this facility.

The credit facility is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

The revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, repurchase our common stock or make capital expenditures and otherwise restricts certain corporate activities. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchase Program

Pursuant to authorization from our Board of Directors, through December 31, 2003, we had purchased, at prevailing prices in the open market by block purchase or private transactions, 5.3 million shares for $99.5 million at an average price of $18.66 per share. As of January 1, 2004, we had authorization from our Board of Directors to repurchase an additional 2.3 million shares of our common stock. Currently, our Board of Directors has authorized share repurchases at prices up to $42.50. Our revolving credit facility, as amended, allows for stock repurchases of up to $60 million during 2004. Through March 31, 2004, we had purchased, at prevailing prices in the open market by block purchase or private transactions an additional 980,000 shares for $31.9 million at an average of $32.61 per share. From April 1, 2004 to April 16, 2004, we repurchased an additional 16,000 shares for $570,000 at an average of $34.91 per share. In total, we have purchased 6.3 million shares for $132.0 million at an average cost of $20.86 per share.

Included in the repurchases for the first quarter of 2004 are 500,000 shares we purchased from our CEO, at $32.00 per share, for a total of $16.0 million. The closing price of our common stock on the date of the transaction, February 11, 2004, was $32.35. Our Board of Directors approved the purchase.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $20.4 million at March 31, 2004. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $149.0 million in cash and cash equivalents held at March 31, 2004, including discontinued operations, $600,000 was held by discontinued operations and $62.5 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at March 31, 2004. The amounts presented below include all future payments associated with each obligation including interest expense.

                                            Long-Term   Capital   Operating
                                              Debt      Leases     Leases      Total
                                            ---------  ---------  ---------  ---------
  (In thousands)

Continuing Operations
------------------------
Payments due within 12 months............. $   2,587  $     101  $  20,518  $  23,206
Payments due in 13 to 36 months...........     5,175        145     38,492     43,812
Payments due in 37 to 60 months...........     5,175         91     33,454     38,720
Payments due in more than 60 months.......   151,225        107    108,438    259,770
                                            ---------  ---------  ---------  ---------
     Total Continuing Operations.......... $ 164,162  $     444  $ 200,902  $ 365,508
                                            =========  =========  =========  =========
Discontinued Operations
------------------------
Payments due within 12 months............. $      --  $     235  $      --  $     235
Payments due in 13 to 36 months...........        --         --         --         --
Payments due in 37 to 60 months...........        --         --         --         --
Payments due in more than 60 months.......        --         --         --         --
                                            ---------  ---------  ---------  ---------
     Total Discontinued Operations........ $      --  $     235  $      --  $     235
                                            =========  =========  =========  =========

Other

We have a 2004 capital budget of $16.9 million and are also limited in the amount of capital expenditures we can purchase by our revolving credit facility. The 2004 planned expenditures are primarily for a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above and the phase-out of the Military operations. We believe that our existing working capital, operating cash flow and, if necessary, equipment leasing, divestitures of certain non-core assets and amounts available under our credit facility should be sufficient to fund our capital expenditures and debt service. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

Government Regulation

Our business, offering health care coverage, health care management services and, to a lesser extent, the delivery of medical services, is heavily regulated at both the federal and state levels.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2003 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" in Part 1, Item 1.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and in disclosing our contingent assets and liabilities. Our most significant accounting estimates are for our premium allowance, the liability for medical claims payable, military contract revenues and expenses, investment impairment, litigation and legal accruals and deferred tax assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual future results, however, may materially differ from our calculated estimates and this difference would be reported in our then current operations.

For a more detailed description of our critical accounting policies and estimates, see Part II, Item 7 of our 2003 annual report on Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 annual report on Form 10-K filed on March 5, 2004.

Membership

                                              Number of Members at March 31,
                                              ------------------------------
                                                   2004            2003
                                              --------------  --------------
HMO
  Commercial................................        212,000         189,000
  Medicare..................................         51,700          48,800
  Medicaid..................................         48,400          37,400
Managed Indemnity...........................         23,900          27,300
Medicare Supplement.........................         17,000          18,900
Administrative Services.....................        180,100         193,400
TRICARE Eligibles...........................        710,000         672,200
                                              --------------  --------------
Total Members...............................      1,243,100       1,187,000
                                              ==============  ==============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we had unrealized holding gains on available for sale investments of $303,000, net of tax, compared to unrealized holding losses of $479,000, net of tax, at December 31, 2003. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

As of March 31, 2004, we had outstanding $115.0 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%; we have not yet utilized this facility.

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

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although Sierra is not a named defendant we have been notified that we have been named as a co-conspirator in the class action lawsuit, In Re: Managed Care Litigation: MDL No. 1334. The following summary is based upon information obtained from certain publicly filed documents. Beginning in 1999, a series of class action lawsuits were filed against most other major entities in the health benefits business. A multi-district litigation panel has consolidated most of these cases in the Southern District Court of Florida, Miami division. The plaintiffs assert that the defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit granted the industry defendants' petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against certain defendants should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants' further motion to compel arbitration. Significantly, the court denied the industry defendants' motion with respect to plaintiffs' derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court's arbitration order to the Eleventh Circuit. Discovery is ongoing and a trial date has been set for September 13, 2004. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

We are subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss cannot be reasonably estimated but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)  Below, is a summary of stock repurchases for the quarter ended March 31, 2004. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

                                                                               Total number      Maximum number
                                                                           of shares purchased   of shares that
(In thousands, except per share data)       Total number        Average    as part of publicly     may yet be
                                             of shares        price paid      announced plan    purchased under
                 Period                     repurchased (1)    per share        or program        the plan (2)
------------------------------------------  -------------    ------------- -------------------- ----------------
Beginning shares available to be purchased                                                                2,270
January 1, 2004 - January 31, 2004                    --               --                   --            2,270
February 1, 2004 - February 29, 2004 (3)             663           $31.86                  663            1,607
March 1, 2004 - March 31, 2004                       317            34.19                  317            1,290

(1)  Certain repurchases were made pursuant to a 10b-5 plan.

(2)  On October 28, 2003, the Company announced that its Board of Directors had authorized the Company to purchase an additional 3.0 million shares of its common stock in addition to the 4.6 million shares that had previously been authorized. The repurchase program has no stated expiration date. Through December 31, 2003, the Company had purchased 5.3 million shares leaving 2.3 million shares authorized to be repurchased.

(3)  Includes 500,000 shares the Company purchased from its CEO at $32.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1)	Employment Agreement with William R. Godfrey dated April 3, 2004.
(10.2)	Employment Agreement with Laurence S. Howard dated April 3, 2004.
(10.3)	Employment Agreement with Paul H. Palmer dated April 3, 2004.
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated August 13, 2003.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated August 13, 2003.

(b) Reports on Form 8-K

Current Report on Form 8-K, dated January 26, 2004, with the Securities and Exchange Commission announcing the Company's participation in a health care conference on February 3, 2004.

Current Report on Form 8-K, dated January 28, 2004, with the Securities and Exchange Commission reporting operating results for the quarter and year ended December 31, 2003.

Current Report on Form 8-K, dated March 3, 2004, with the Securities and Exchange Commission announcing that its subsidiary, Sierra Military Health Services, Inc., or SMHS, has entered into a binding commitment with Health Net Federal Services, or Health Net. Under the commitment, Health Net will, among other things, acquire assets of SMHS primarily related to its provider network and regional TRICARE Service Center operations.

Current Report on Form 8-K, dated March 4, 2004, with the Securities and Exchange Commission announcing the Company's participation in a health care conference on March 9, 2004.

Current Report on Form 8-K, dated March 31, 2004, with the Securities and Exchange Commission announcing the completion of the sale of the Company's Workers' Compensation Operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 27, 2004