Form 10-Q
period 2004-06-30
SIERRA HEALTH SERVICES INC
filed 2004-07-28
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      As of July 26, 2004, there were 26,794,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended June 30, 2004

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets -
             June 30, 2004 and December 31, 2003
           Condensed Consolidated Statement of Operations -
             three and six months ended June 30, 2004 and 2003
           Condensed Consolidated Statement of Cash Flows -
three and six months ended June 30, 2004 and 2003	1 2 3
Notes to Condensed Consolidated Financial Statements	4 - 17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 2. Changes in Securities and Use of Proceeds	34
Item 3. Defaults upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34 - 35
Item 5. Other Information	35
Item 6. Exhibits and Reports on Form 8-K	35 - 36
Signatures	37

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                                       June 30,    December 31,
                                                                         2004          2003
                                                                     ------------  ------------
                              ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents..................................... $    177,310  $    118,473
     Investments...................................................      139,757       197,573
     Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2004 - $6,421; 2003 - $7,342)...................       18,091        12,080
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2004 and 2003 - $100)...........................       37,460        47,389
     Current Portion of Deferred Tax Asset.........................       26,698        33,708
     Prepaid Expenses and Other Current Assets.....................       47,454        37,478
     Assets of Discontinued Operations.............................        2,605       533,756
                                                                     ------------  ------------
         Total Current Assets......................................      449,375       980,457

PROPERTY AND EQUIPMENT, NET........................................       64,422        63,109
RESTRICTED CASH AND INVESTMENTS....................................       19,543        17,646
GOODWILL...........................................................       14,782        14,782
DEFERRED TAX ASSET (Less Current Portion)..........................       12,393        11,501
NOTE RECEIVABLE....................................................       62,000            --
OTHER ASSETS.......................................................       59,337        46,626
                                                                     ------------  ------------
TOTAL ASSETS....................................................... $    681,852  $  1,134,121
                                                                     ============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued Liabilities........................................... $     82,416  $     56,327
     Trade Accounts Payable........................................       20,221        37,787
     Accrued Payroll and Taxes.....................................       29,758        15,879
     Medical Claims Payable........................................      113,101       103,749
     Unearned Premium Revenue......................................       20,202        45,888
     Military Health Care Payable..................................       65,366        76,605
     Current Portion of Long-Term Debt.............................           43           163
     Liabilities of Discontinued Operations........................          733       472,407
                                                                     ------------  ------------
         Total Current Liabilities.................................      331,840       808,805

LONG-TERM DEBT (Less Current Portion)..............................      115,288       116,645
OTHER LIABILITIES..................................................       67,560        57,907
                                                                     ------------  ------------
TOTAL LIABILITIES..................................................      514,688       983,357
                                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       2004 - 34,757; 2003 - 33,173 Shares Issued..................          174           166
  Treasury Stock: 2004 - 8,064; 2003 - 6,221 Common Stock Shares...     (187,877)     (112,737)
  Additional Paid-in Capital.......................................      265,081       227,417
  Deferred Compensation............................................       (4,319)          (22)
  Accumulated Other Comprehensive Loss.............................         (831)         (479)
  Retained Earnings................................................       94,936        36,419
                                                                     ------------  ------------
TOTAL STOCKHOLDERS' EQUITY.........................................      167,164       150,764
                                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................... $    681,852  $  1,134,121
                                                                     ============  ============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                 ---------------------------     ---------------------------
                                                     2004          2003              2004          2003
OPERATING REVENUES:                              ------------  -------------     ------------  -------------
   Medical Premiums............................ $    280,661  $     239,142     $    546,099  $     474,222
   Military Contract Revenues..................      140,705        115,431          268,329        219,844
   Professional Fees...........................        8,085          9,715           17,563         18,419
   Investment and Other Revenues...............       11,788          5,917           17,438          9,990
                                                 ------------  -------------     ------------  -------------
         Total.................................      441,239        370,205          849,429        722,475
                                                 ------------  -------------     ------------  -------------
OPERATING EXPENSES:
   Medical Expenses............................      218,421        189,775          426,486        380,761
   Military Contract Expenses..................      116,420        113,347          237,217        215,143
   General and Administrative Expenses.........       45,231         33,787           82,399         68,000
                                                 ------------  -------------     ------------  -------------
         Total ................................      380,072        336,909          746,102        663,904
                                                 ------------  -------------     ------------  -------------
OPERATING INCOME FROM CONTINUING OPERATIONS....       61,167         33,296          103,327         58,571
Interest Expense...............................       (1,175)        (1,530)          (2,340)        (3,150)
Other Income (Expense), Net....................           41           (332)             163           (343)
                                                 ------------  -------------     ------------  -------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.........................       60,033         31,434          101,150         55,078
PROVISION FOR INCOME TAXES.....................      (21,812)       (10,924)         (36,614)       (19,140)
                                                 ------------  -------------     ------------  -------------
INCOME FROM CONTINUING OPERATIONS..............       38,221         20,510           64,536         35,938
LOSS FROM DISCONTINUED OPERATIONS
    (net of income tax benefit of $0,
     $987, $761, and $1,322), respectively.....           --           (245)            (486)          (651)
                                                 ------------  -------------     ------------  -------------
NET INCOME .................................... $     38,221  $      20,265     $     64,050  $      35,287
                                                 ============  =============     ============  =============
EARNINGS PER COMMON SHARE:
Income from Continuing Operations.............. $       1.43  $        0.75     $       2.40  $        1.27
Loss from Discontinued Operations..............           --          (0.01)           (0.02)         (0.02)
                                                 ------------  -------------     ------------  -------------
   Net Income ................................. $       1.43  $        0.74     $       2.38  $        1.25
                                                 ============  =============     ============  =============
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
Income from Continuing Operations.............. $       1.10  $        0.68     $       1.85  $        1.18
Loss from Discontinued Operations..............           --          (0.01)           (0.01)         (0.02)
                                                 ------------  -------------     ------------  -------------
   Net Income ................................. $       1.10  $        0.67     $       1.84  $        1.16
                                                 ============  =============     ============  =============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended June 30,
                                                                      ----------------------------
                                                                           2004          2003
                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................... $      64,050  $      35,287
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Loss from Discontinued Operations.........................           486            651
          Depreciation..............................................         8,274          7,715
          Deferred Compensation Expense.............................           951            293
          Provision for Doubtful Accounts...........................           750          1,201
          (Gain) Loss on Disposal of Assets.........................           (13)           789
   Changes in Assets and Liabilities:
          Other Assets .............................................        (2,027)        (5,335)
          Deferred Tax Asset........................................        23,948         12,156
          Other Liabilities.........................................       (11,562)         7,902
          Other Current Assets......................................          (441)       (10,872)
          Military Accounts Receivable..............................         9,929        (28,639)
          Military Health Care Payable..............................       (11,239)         9,053
          Medical Claims Payable....................................         9,352          5,912
          Accrued Payroll and Taxes.................................        13,879         10,044
          Unearned Premium Revenue..................................       (25,686)       (27,876)
                                                                      -------------  -------------
       Net Cash Provided by Operating Activities
          of Continuing Operations..................................        80,651         18,281
                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions........................        (7,892)        (9,586)
   Change in Investments............................................        50,057         34,687
                                                                      -------------  -------------
       Net Cash Provided by Investing Activities of
          Continuing Operations.....................................        42,165         25,101
                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Debt and Capital Leases..............................        (1,524)       (60,460)
   Purchase of Treasury Stock.......................................       (82,759)       (34,267)
   Exercise of Stock in Connection with Stock Plans.................        16,920          4,294
   Proceeds from Senior Convertible Debentures......................            --        115,000
   Debt Issue Costs.................................................            --         (5,137)
                                                                      -------------  -------------
       Net Cash (Used for) Provided by Financing Activities of
          Continuing Operations.....................................       (67,363)        19,430
                                                                      -------------  -------------
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS.............         3,384        (29,785)
                                                                      -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................        58,837         33,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................       118,473         45,778
                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................... $     177,310  $      78,805
                                                                      =============  =============

Supplemental Condensed Consolidated Continuing Operations
  Statements of Cash Flows Information:
--------------------------------------------------------------------
  Cash Paid During the Period for Interest
   (Net of Amount Capitalized)...................................... $      (1,463) $      (1,125)
  Net Cash Paid During the Period for Income Taxes..................        (1,569)       (10,378)
Non-Cash Investing and Financing Activities:
  Assets and Liabilities Recorded in Conjunction with the Sale of
    the Workers' Compensation Operations............................        54,060             --
  Additions to Capital Leases.......................................            47             --

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2. EMPLOYEE STOCK PLANS

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requires prominent disclosures in interim as well as annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported net income. The Company has continued to account for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with restricted stock units and certain stock options in which vesting was or has been agreed to be accelerated. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income and earnings per share, would have been reduced to the pro forma amounts indicated below:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                 -----------------------------   ----------------------------
                                                      2004           2003            2004           2003
                                                 --------------  -------------   -------------  -------------
  (In thousands, except per share data)

Net income, as reported........................ $       38,221  $      20,265   $      64,050  $      35,287
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all  awards, net of tax.........         (1,484)        (2,319)         (2,842)        (3,417)
                                                 --------------  -------------   -------------  -------------
Pro forma net income .......................... $       36,737  $      17,946   $      61,208  $      31,870
                                                 ==============  =============   =============  =============

Net income per share, as reported.............. $         1.43  $        0.74   $        2.38  $        1.25
Pro forma net income, per share ...............           1.37           0.65            2.28           1.13

Net income per share
   assuming dilution, as reported.............. $         1.10  $        0.67   $        1.84  $        1.16
Pro forma net income, per share ...............           1.06           0.60            1.76           1.05

3. LONG-TERM DEBT

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

The Company evaluates the market price condition each quarter to determine whether the debentures will be convertible, at the option of the holder, during the subsequent quarter. For the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004, the market price condition was satisfied. As a result, the debentures were convertible, at the option of the holder, at any time during the quarters ended March 31, 2004 and June 30, 2004 and are convertible at any time during the quarter ending September 30, 2004. Although no debentures were converted as of June 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average common shares outstanding assuming dilution for the three and six months ended June 30, 2004.

Revolving Credit Facility. On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006 but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The facility is available for general corporate purposes. The Company has not yet drawn on this facility.

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

4. SHARE REPURCHASE PROGRAM

From January 1, 2004 through June 30, 2004, the Company purchased 2.2 million shares of its common stock, in the open market or negotiated transactions, for $82.8 million at an average cost of $37.38. In addition to the remaining 56,000 shares its Board of Directors has previously approved, the Company will then have available an additional $70.0 million to be used for share repurchases based on approval by its Board of Directors on May 20, 2004. The Company's revolving credit facility, as amended, allows for stock repurchases of up to $60.0 million from May 27, 2004 through December 31, 2004. The Company purchased 528,000 shares for $22.8 million from May 27, 2004 through June 30, 2004. From July 1, 2004 to July 21, 2004, the Company repurchased an additional 38,000 shares for $1.6 million at an average cost of $43.70.

Included in the repurchases for the first quarter of 2004 are 500,000 shares the Company purchased from its CEO, at $32.00 per share, for a total of $16.0 million. The closing price of the Company's common stock on the date of the transaction, February 11, 2004, was $32.35. Included in the repurchases for the second quarter of 2004 are an additional 500,000 shares the Company purchased from its CEO, at

$43.20 per share, for a total of $21.6 million. The closing price of the Company's common stock on the date of the transaction, May 27, 2004, was $43.25. The Company's Board of Directors approved both of the purchases.

5. TEXAS DISCONTINUED OPERATIONS

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

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

                                                            June 30,        December 31,
                                                              2004              2003
                                                        ----------------  ----------------
  (In thousands)
ASSETS
 Cash and Cash Equivalents............................ $            396  $             47
 Investments..........................................            2,149             4,048
 Other Assets.........................................               60               115
                                                        ----------------  ----------------
ASSETS OF DISCONTINUED OPERATIONS.....................            2,605             4,210
                                                        ----------------  ----------------
LIABILITIES
 Accounts Payable and Other Liabilities...............              616             2,658
 Medical Claims Payable...............................              117               202
                                                        ----------------  ----------------
LIABILITIES OF DISCONTINUED OPERATIONS................              733             2,860
                                                        ----------------  ----------------
NET ASSETS OF DISCONTINUED OPERATIONS................. $          1,872  $          1,350
                                                        ================  ================

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                      ---------------------------    ---------------------------
                                                          2004          2003              2004          2003
                                                      ------------  -------------    -------------  ------------
  (In thousands)
Operating Revenues.................................. $         50  $          35    $          86  $         71
                                                      ------------  -------------    -------------  ------------

 Medical Expenses...................................           (8)           (72)            (183)       (1,451)
 General and Administrative Expenses, Net...........           58          1,234              (78)         (400)
 Interest Expense and Other, Net
   (including rental income)........................           --         (2,418)              73        (2,657)
                                                      ------------  -------------    -------------  ------------
 Total Expenses, Net................................           50         (1,256)            (188)       (4,508)
                                                      ------------  -------------    -------------  ------------
 Income from Discontinued Operations Before Taxes...           --          1,291              274         4,579
 Income Tax Provision...............................           --           (450)             (78)       (1,600)
                                                      ------------  -------------    -------------  ------------
 Net Income from Discontinued Operations............ $         --  $         841    $         196  $      2,979
                                                      ============  =============    =============  ============

The operating revenues are all related to investment income. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

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

In the second quarter of 2003, the Company determined that it needed to increase its legal and restitution accruals by approximately $500,000. Also in the second quarter of 2003, the remaining mortgage loan with Kaiser Foundation Health Plan of Texas was paid off, resulting in a gain, net of tax, of $1.3 million.

In the first quarter of 2004, the Company made an adjustment due to favorable development and reduced legal reserves and medical claims payable by a total of $300,000.

Management believes that the remaining liabilities, at June 30, 2004, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care run-out costs and recorded reserves, the Company believes it has adequate funds available and the ability to fund the anticipated obligations.

6. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives to sell its workers' compensation company, CII. Sierra's Board of Directors authorized the plan to sell the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations. CII represented the majority of the Company's previous workers' compensation operations segment and specialty product income and expenses. See Note 10 for the recast segment presentation.

On March 31, 2004, the Company completed the sale of CII's subsidiary, California Indemnity Insurance Company ("Cal Indemnity"), which was CII's only significant asset. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

The Company received $14.2 million in cash at the closing, subject to potential post closing adjustments with regard to the closing date balance sheet. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non- current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense ("ULAE") reserves to be paid to Sierra. Offsetting these assets is a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity. Previously, CII had recorded valuation adjustments to reduce the business to its estimated net realizable value upon disposition. No further adjustments were required upon final disposition; therefore, no gain or loss on the sale was recorded.

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity.

The Company's June 30, 2004 Condensed Consolidated Balance Sheet does not include the assets and liabilities of Cal Indemnity due to the disposal of those assets and liabilities at March 31, 2004. The Company's Condensed Consolidated Statement of Income for the six months ended June 30, 2004 reflects the activity of the discontinued operations through March 31, 2004, the disposal date. Any subsequent activity related to this disposal will be reflected in continuing operations.

The following are the assets and liabilities of the discontinued operations of CII:

                                                     December 31,
                                                         2003
                                                     ------------
  (In thousands)
ASSETS
Cash and Cash Equivalents.......................... $     58,634
Investments........................................      243,647
Reinsurance Recoverable............................      177,333
Property and Equipment, Net........................        1,612
Other Assets.......................................       48,320
                                                     ------------
TOTAL ASSETS.......................................      529,546
                                                     ------------

LIABILITIES
Accounts Payable and Other Accrued Expenses........       54,208
Reserve for Loss and Loss Adjustment Expenses......      415,339
                                                     ------------
TOTAL LIABILITIES..................................      469,547
                                                     ------------
NET ASSETS OF DISCONTINUED OPERATIONS.............. $     59,999
                                                     ============

The following are the unaudited condensed statements of operations of the discontinued operations of CII:

                                            Three Months     Three Months      Six Months
                                           Ended June 30,   Ended March 31,  Ended June 30,
                                           -------------    ------------     -------------
                                               2003             2004             2003
                                           -------------    ------------     -------------
  (In thousands)
OPERATING REVENUES:
Specialty Product Revenues............... $      35,233    $     19,015    $       72,044
Investment and Other Revenues............         2,820           1,290             7,300
                                           -------------    ------------     -------------
    Total Revenues.......................        38,053          20,305            79,344
                                           -------------    ------------     -------------

OPERATING EXPENSES:
Specialty Product Expenses...............        41,362          21,917            86,747
Interest Expense and Other
  (Income) Expense, Net..................          (786)            (91)             (851)
                                           -------------    ------------     -------------
    Total Operating Expenses.............        40,576          21,826            85,896
                                           -------------    ------------     -------------

Loss from Discontinued
   Operations Before Income Tax .........        (2,523)         (1,521)           (6,552)

Income Tax Benefit.......................         1,437             839             2,922
                                           -------------    ------------     -------------
Net Loss from Discontinued
   Operations............................ $      (1,086)   $       (682)   $       (3,630)
                                           =============    ============     =============

The activity for 2004 is through March 31, 2004, the disposal date. There is no activity for the operations beyond that date. Specialty product revenues consist of workers' compensation insurance net earned premiums. Specialty product expenses consist of loss and loss adjustment expenses incurred and general and administrative expenses.

7. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   ---------------------------    ---------------------------
                                                       2004           2003            2004           2003
                                                   -------------  ------------    -------------  ------------
  (In thousands, except per share data)
BASIC INCOME (LOSS) PER SHARE
Income from continuing operations................ $      38,221  $     20,510    $      64,536  $     35,938
Loss from discontinued operations................            --          (245)            (486)         (651)
                                                   -------------  ------------    -------------  ------------
Net income....................................... $      38,221  $     20,265    $      64,050  $     35,287
                                                   =============  ============    =============  ============
Weighted average common shares outstanding.......        26,766        27,451           26,903        28,185
                                                   =============  ============    =============  ============
Earnings per common share:
Income from continuing operations................ $        1.43  $       0.75    $        2.40  $       1.27
Loss from discontinued operations................            --         (0.01)           (0.02)        (0.02)
                                                   -------------  ------------    -------------  ------------
Net income.......................................          1.43          0.74             2.38          1.25
                                                   =============  ============    =============  ============
DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations................ $      38,221  $     20,510    $      64,536  $     35,938
Loss from discontinued operations................            --          (245)            (486)         (651)
                                                   -------------  ------------    -------------  ------------
Net income.......................................        38,221        20,265           64,050        35,287
Interest expense on Sierra Debentures,
   net of tax....................................           421            --              841            --
                                                   -------------  ------------    -------------  ------------
Income for purposes of computing diluted
   net income per share.......................... $      38,642  $     20,265    $      64,891  $     35,287
                                                   =============  ============    =============  ============
Weighted average common shares outstanding.......        26,766        27,451           26,903        28,185
Dilutive options and restricted shares
   outstanding...................................         2,005         2,543            2,134         2,262
Dilutive impact of conversion of
   Sierra Debentures.............................         6,288            --            6,288            --
                                                   -------------  ------------    -------------  ------------
Weighted average common shares outstanding
   assuming dilution.............................        35,059        29,994           35,325        30,447
                                                   =============  ============    =============  ============
Earnings per common share assuming dilution:
Income from continuing operations................ $        1.10 $        0.68   $         1.85  $       1.18
Loss from discontinued operations................            --         (0.01)           (0.01)        (0.02)
                                                   -------------  ------------    -------------  ------------
Net income....................................... $        1.10 $        0.67   $         1.84  $       1.16
                                                   =============  ============    =============  ============

The Company evaluates the market price condition of its convertible debentures each quarter to determine whether they will be convertible, at the option of the holder, during the subsequent quarter. For the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004, the market price condition was satisfied. As a result, the debentures were convertible, at the option of the holder, at any time during the quarters ended March 31, 2004 and June 30, 2004 and are convertible at any time during the quarter ending September 30, 2004. Although no debentures were converted as of June 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average common shares outstanding assuming dilution for the three and six months ended June 30, 2004.

The Company issued 125,000 restricted stock units ("units") to certain executives in the second quarter of 2004. For the three and six months ended June 30, 2004, the units were not dilutive and, therefore, were not included in the computation of diluted earnings per share. For the six months ended June 30, 2004, stock options to purchase 17,000 shares were not dilutive and, therefore, were also not included in the computation of diluted earnings per share.

For the three and six months ended June 30, 2003, stock options to purchase 259,000 and 281,000 shares, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per share.

8. DEFINED BENEFIT PLAN

The Company previously disclosed that it expects to contribute approximately $800,000 to its defined benefit plan in 2004 to fund expected benefit payments. As of June 30, 2004, the Company has contributed $392,000 to the plan to fund benefit payments and anticipates making approximately $400,000 in additional contributions during 2004.

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    -------------------------
                                                   2004           2003            2004         2003
                                               -------------  ------------    ------------  -----------
  (In thousands)

Components of Net Periodic Benefit Cost:
Service Cost................................. $         106  $         81    $        212  $       158
Interest Cost................................           418           336             836          670
Amortization of Prior Service Credits........           303           232             606          463
Recognized Actuarial Loss....................           109           172             218          343
                                               -------------  ------------    ------------  -----------
Net Periodic Benefit Cost.................... $         936  $        821    $      1,872  $     1,634
                                               =============  ============    ============  ===========

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ---------------------------     ---------------------------
                                                         2004          2003              2004          2003
                                                     ------------  -------------     ------------  -------------
  (In thousands)
Net Income ........................................ $     38,221  $      20,265     $     64,050  $      35,287
Change in Unrealized Holding Gain
  on Available-for-Sale Investments, net of tax....       (1,134)          (708)            (352)           (35)
Change in Minimum Pension Liability, net of tax....           --            368               --            206
                                                     ------------  -------------     ------------  -------------
Comprehensive Income .............................. $     37,087  $      19,925     $     63,698  $      35,458
                                                     ============  =============     ============  =============

10. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through an HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, workers' compensation administration services, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's ("DoD") TRICARE program in Region 1. The military health services segment includes an allocation for estimated corporate overhead of $1.0 million per quarter for direct and indirect services provided to Sierra Military Health Services LLC, ("SMHS").

SMHS completed the fifth year of a five-year contract in May 2003. SMHS is currently operating in a negotiated contract extension period which will end August 31, 2004. In August 2002, the DoD requested proposals for managed care services under the TRICARE Next Generation ("T-Nex") contract. The Company submitted its proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. In August 2003, the DoD awarded the T- Nex North Region contract to a competitor and the General Accounting Office denied the Company's protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract will supersede the remainder of the Company's current TRICARE Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company does not have plans to dispose of the operations before the phase-out is complete.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                Managed Care   Military Health
                                               and Corporate      Services
                                                Operations       Operations         Total
                                              ---------------  ---------------  --------------
  (In thousands)
Three Months Ended June 30, 2004
Medical Premiums............................ $       280,661  $            --  $      280,661
Military Contract Revenues..................              --          140,705         140,705
Professional Fees...........................           8,085               --           8,085
Investment and Other Revenues...............          11,502              286          11,788
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       300,248  $       140,991  $      441,239
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        36,596  $        24,571  $       61,167
Interest Expense............................          (1,150)             (25)         (1,175)
Other Income (Expense), Net.................              73              (32)             41
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        35,519  $        24,514  $       60,033
                                              ===============  ===============  ==============

Three Months Ended June 30, 2003
Medical Premiums............................ $       239,142  $            --  $      239,142
Military Contract Revenues..................              --          115,431         115,431
Professional Fees...........................           9,715               --           9,715
Investment and Other Revenues...............           5,323              594           5,917
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       254,180  $       116,025  $      370,205
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        30,618  $         2,678  $       33,296
Interest Expense............................          (1,446)             (84)         (1,530)
Other Income (Expense), Net.................            (712)             380            (332)
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        28,460  $         2,974  $       31,434
                                              ===============  ===============  ==============

Six Months Ended June 30, 2004
Medical Premiums............................ $       546,099  $            --  $      546,099
Military Contract Revenues..................              --          268,329         268,329
Professional Fees...........................          17,563               --          17,563
Investment and Other Revenues...............          16,507              931          17,438
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       580,169  $       269,260  $      849,429
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        71,284  $        32,043  $      103,327
Interest Expense............................          (2,297)             (43)         (2,340)
Other Income (Expense), Net.................             200              (37)            163
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        69,187  $        31,963  $      101,150
                                              ===============  ===============  ==============

Six Months Ended June 30, 2003
Medical Premiums............................ $       474,222  $            --  $      474,222
Military Contract Revenues..................              --          219,844         219,844
Professional Fees...........................          18,419               --          18,419
Investment and Other Revenues...............           9,159              831           9,990
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       501,800  $       220,675  $      722,475
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        53,039  $         5,532  $       58,571
Interest Expense............................          (3,020)            (130)         (3,150)
Other Income (Expense), Net.................            (705)             362            (343)
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        49,314  $         5,764  $       55,078
                                              ===============  ===============  ==============

11. INVESTMENTS

Of the cash and cash equivalents and current investments that total $317.1 million in the accompanying Consolidated Balance Sheet at June 30, 2004, $183.2 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities and first trust deed mortgage notes. At June 30, 2004, approximately 90% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to- maturity. All of the Company's held-to-maturity investments were part of the discontinued workers' compensation operations. At June 30, 2004, the Company does not have any held-to-maturity investments and all investments have been stated at their fair value. Fair value is estimated primarily from published market values at balance sheet date. The Company does not believe it has any other than temporary investment impairments.

12. COMMITMENTS AND CONTINGENCIES

On March 15, 2004, SMHS entered into a lease assignment agreement relative to one of its administrative locations. The agreement assigns the remainder of the lease term, which expires September 30, 2012. Under the assignment SMHS remains contingently liable should the new tenant not perform under its obligation. At June 30, 2004, the future lease payments due under the lease agreement total $5.5 million. SMHS did not record a liability for its obligation under this agreement as the likelihood of performance is considered remote at this time and SMHS would have the ability to sublease or enter into another assignment arrangement if required to perform on this obligation.

Although the Company is not a named defendant, the Company has been notified that it has been named as a co-conspirator in the class action lawsuit, In Re: Managed Care Litigation: MDL No. 1334. The following summary is based upon information obtained from certain publicly filed documents. Beginning in 1999, a series of class action lawsuits were filed against most other major entities in the health benefits business. A multi-district litigation panel has consolidated most of these cases in the Southern District Court of Florida, Miami division. The plaintiffs assert that the defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit granted the industry defendants' petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against certain defendants should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants' further motion to compel arbitration.

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

The Company is subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss cannot be reasonably estimated but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on the Company's financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six month periods ended June 30, 2004 and 2003, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2003 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward- Looking Statements and Risk Factors" under Part 1, Item 1 of our 2003 annual report on Form 10-K.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Readers are cautioned not to place undue reliance on these forward- looking statements that speak only as of the date hereof. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Executive Summary

Continuing Operations. Our operating results for the six months ended June 30, 2004, were significantly improved over the six months ended June 30, 2003. Our income from continuing operations increased by 79.6% to $64.5 million. The improvement in the 2004 operating results was primarily driven by medical premium revenue growth from new members, rate increases, an expansion of our operating margin and contractual settlements and other adjustments at our Military operation. Our HMO membership increased by 13.2% from 281,600 at June 30, 2003 to 318,700 at June 30, 2004. Our aggregate 2004 premium rates increased by approximately 5.3% over 2003. The combination of these factors resulted in a 15.2% increase in our medical premium revenues to $546.1 million, which was partially offset by an increase in medical expenses, which increased by 12.0% to $426.5 million. Medical expenses, as a percentage of medical premiums and professional fees, decreased from 77.3% to 75.7%, or 160 basis points for the six months ended June 30, 2004. Our operating margin, which is the operating income from continuing operations divided by total revenues, improved by 410 basis points to 12.2%.

Our Military Health Services Operations segment represented 31.7% of our operating revenues and 31.0% of our operating income from continuing operations for the six months ended June 30, 2004. This segment had income before income taxes of $32.0 million for the six months ended June 30, 2004, compared to $5.8 million for the same period in 2003. For 2003, excluding TRICARE Next Generation, or T-Nex, bid related expenses, the Military Health Services Operations segment would have had income before income taxes of $10.1 million. The improvement over 2003 is primarily due to change orders and final bid price adjustments on option periods three and four of the TRICARE Region 1 contract. The impact on income before taxes of the change orders, final bid price adjustments for option periods three and four and other contractual settlements was an increase of $16.3 million.

We did not win the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our current TRICARE contract for Region 1 will end on August 31, 2004. We will then have a six-month phase-out at substantially reduced revenues and earnings.

For the six months ended June 30, 2004 compared to June 30, 2003, investment and other revenues increased from $10.0 million to $17.4 million, an increase of $7.4 million or 74.6%. Of the increase, $5.9 million is related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. For a further description of this agreement, see below in the discussion of Discontinued Operations.

For the six months ended June 30, 2004 compared to June 30, 2003, our general and administrative, or G&A, expenses increased from $68.0 million to $82.4 million, an increase of approximately $14.4 million or 21.2%. Of the increase, $5.9 million is for the cost to provide services related to the sale of the workers' compensation insurance operations referred to above. The remaining increase is due to increases in payroll and benefits, premium taxes and legal expenses. As a percentage of total operating revenues, G&A expenses were 9.7% for 2004, compared to 9.4% in 2003. As a percentage of medical premium revenue, G&A expenses were 15.1% for 2004, compared to 14.3% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance opeations described above, our G&A expenses, as a percentage of total operating revenues and medical premium revenue for the six month period, were 9.1% and 14.0%, respectively.

We had cash flows from operating activities of continuing operations for the six months ended June 30, 2004, of $80.7 million compared to $18.3 million for 2003. We received five monthly payments from the Centers for Medicare and Medicaid Services during the first two quarters of 2004 and 2003 as the January payments were received at the end of December. When the first quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $113.6 million in 2004 and $48.2 million in 2003. We believe presenting this adjustment for the timing of the CMS payments is useful for making a six-month period-to-period comparison of our cash flow from continuing operations. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings and the decrease in cash related to the increase in the military accounts receivable balance that occurred from December 31, 2002 to June 30, 2003.

Discontinued Operations. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII Financial, Inc., or CII. Sierra's Board of Directors authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

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

We received $14.2 million in cash at the closing, subject to potential post closing adjustments with regard to the closing date balance sheet. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense, or ULAE, reserves to be paid to Sierra. Offsetting these assets is a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity.

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Total Operating Revenues increased approximately 19.2% from $370.2 million to $441.2 million.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $41.5 million

  An increase in military contract revenues of $25.3 million

  A decrease in professional fees of $1.6 million

  An increase in investment and other revenues of $5.9 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $239.1 million to $280.7 million, an increase of $41.5 million or 17.4%. The increase in premium revenue reflects a 5.6% increase in Medicare member months (the number of months individuals are enrolled in a plan), a 32.9% increase in Medicaid member months and a 10.8% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate. Of the 32.9% increase in Medicaid member months, 19.0% is due to the expansion of our Medicaid service area to Reno beginning February 2004.

HMO and POS premium rates for renewing commercial groups increased approximately 6% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3%, net of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003. The basic Medicare rate increase received for 2004 was approximately 2.2%. In addition, we received a Medicare rate increase on March 1, 2004, of over 15% due to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, as described below.

In December 2003, President Bush signed MMA into law, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans are renamed Medicare Advantage plans and received increased funding from CMS starting March 2004. Because of the way in which the increased funding was calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans received the increased funding. MMA increased our Medicare premium rates by over 15% starting March 1, 2004. The increased funding must be used in one or more of the following ways: to reduce beneficiary premiums; to reduce beneficiary cost sharing; to enhance benefits; to be placed into a benefit stabilization fund; to retain providers or expand the provider network as long as the benefit stabilization fund or enhancement does not result in increased premiums, increased cost sharing or reduced benefits. We are using the additional funding to enhance various plan benefits, including a reduction in the amount of Medicare Part B premium that our members pay to the federal government, and to stabilize our provider network.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. In addition, CMS has revised the payment factors for the Social HMO members to include a frailty adjuster that uses measures of functional impairment to predict expenditures. Under the new payment methodology, we are being paid 90% based on the previous payment approach and 10% based on the new approach for 2004. For 2004, excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. For 2005 we will be paid 70% based on the previous payment approach and 30% based on the new approach. The Social HMO program was due to expire at the end of 2003; however, CMS administratively extended the Social HMO program for one year, through 2004. If the Social HMO contract is not renewed beyond 2004, we would seek to transfer the members into one of our traditional Medicare plans. This transfer would allow for the continuity of care of our members but without the additional Social HMO specific benefits that are currently available to them and the associated higher premiums we receive. There are activities taking place on a federal level to continue the program, but there is no guarantee at this time that the Social HMO contract will be renewed beyond 2004.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 194,100 at June 30, 2003 to 215,700 at June 30, 2004. Our commercial member retention was approximately 95% for our second quarter 2004 renewals, which represent approximately 7% of our total commercial membership. The increase in commercial membership during the second quarter of 2004 is primarily attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues increased from $115.4 million to $140.7 million, an increase of $25.3 million or 21.9%. The increased revenue is primarily the result of increased health care bid revenue consistent with the terms of Sierra Military Health Services LLC, or SMHS' negotiated contract extension for the first year beyond the original five-year term. In addition, incremental change order revenues and final bid price adjustments on option periods three and four contributed to the higher revenue for 2004. The final bid price adjustments resulted in revenue increases of approximately $6.1 million for Option Period 3 (June 1, 2000 to May 31, 2001), which is 3.4% of the final revenue settlement amount for that period and $4.3 million for Option Period 4 (June 1, 2001 to May 31, 2002), which is 2.3% of the final revenue settlement amount for that period. The impact on income before taxes of the final bid price adjustments for option periods three and four was an increase of $6.6 million. The total impact on income before taxes of the change orders, bid price adjustments and other contractual settlements was an increase of $16.3 million.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS is currently operating in a negotiated contract extension period, which will end August 31, 2004. In August 2002, the Department of Defense, or DoD, requested proposals for managed care services under the T-Nex contract. We submitted our proposal in January 2003 for the T-Nex North Region contract, which includes Region 1, as well as Michigan, Ohio, Kentucky, Indiana, Illinois, Wisconsin, Virginia and North Carolina. In August 2003, the DoD awarded the T-Nex North Region contract to a competitor and the General Accounting Office denied our protest of the award in December 2003. The new contractor is scheduled to be operational in Region 1 on September 1, 2004 and the new contract will supersede the remainder of our current TRICARE Region 1 contract. After the new contractor is operational on September 1, 2004, SMHS will commence a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction is up to $4 million with the final value contingent on SMHS' operational performance through August 2004. SMHS recorded revenue of approximately $200,000 pursuant to this agreement in the second quarter of 2004.

Professional Fees decreased from $9.7 million to $8.1 million, a decrease of $1.6 million, or 16.8% primarily as a result of the outsourcing of our eye care unit in late 2003. The outsourcing of these services reduced both our revenue and corresponding expenses.

Investment and Other Revenues increased from $5.9 million to $11.8 million, an increase of $5.9 million or 99.2%. The increase in administrative services revenue is due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have been engaged to administer claims for a period of fifteen years as well as perform certain transition and managed care services. Total revenue associated with these services for 2004 was $5.9 million. The cost to provide these services is reflected in our general and administrative expenses. In addition we recorded accrued interest of $620,000 on the $62.0 million note receivable.

Medical Expenses increased from $189.8 million to $218.4 million, an increase of $28.6 million or 15.1%. The increase is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased from 76.3% to 75.6%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases. We incurred some favorable development on prior period claims during the quarter, which were more than offset by contractual allowances we recorded to cover ongoing provider disputes and negotiations. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at June 30, 2004, was 47.1 compared to 49.8 at June 30, 2003. In an effort to further improve service and customer relations with our medical providers, we have enhanced several claims processes, including electronic data interchange and optical character recognition, to reduce the time required to make claim payments. The decrease in days in claims payable is primarily a result of these enhancements.

We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for- service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $28.9 million and $25.0 million, or 13.2% and 13.2%, of our total medical expenses for 2004 and 2003, respectively.

Military Contract Expenses increased from $113.3 million to $116.4 million, an increase of $3.1 million or 2.7%. The increase is consistent with the increase in revenues discussed previously and includes T-Nex bid related costs of $2.0 million in 2003. In addition, the 2004 contract expenses included final bid price adjustments on option periods three and four of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $1.9 million for Option Period 3, which is 0.9% of the final contract expense settlement amount for that period and a contract expense increase of $1.9 million for Option Period 4, which is 0.8 % of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2003. Included in our military contract expenses is an allocation for estimated corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS.

Health care delivery expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract. Under the contract, SMHS provides health care services to 710,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 50,300 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services are performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses increased from $33.8 million to $45.2 million, an increase of approximately $11.4 million or 33.9%. The primary increase in G&A expenses is the $5.9 million to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. The remaining increases in G&A expenses are primarily due to increases in payroll and benefits and legal expenses. As a percentage of revenues, G&A expenses were 10.3% for 2004, compared to 9.1% in 2003. As a percentage of medical premium revenue, G&A expenses were 16.1% for 2004, compared to 14.1% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance operations described above, our G&A expenses, as a percentage of total operating revenues and medical premium revenue for the three month period, were 9.0% and 14.0%, respectively.

Interest Expense decreased from $1.5 million to $1.2 million, a decrease of $355,000 or 23.2%. The decrease is due to costs incurred relative to the new senior convertible debentures in 2003. We continue to incur a fee of 0.375% on the unused portion of our revolving credit facility.

Other Income (Expense), Net resulted in income of $41,000 for 2004 compared to expense of $332,000 for 2003. The expense in 2003 was primarily related to the loss on sale of certain assets.

Provision for Income Taxes was recorded at $21.8 million for 2004 compared to $10.9 million for 2003. The effective tax rate for 2004 was 36.3% compared to 34.8% for 2003. Our effective tax rate is greater than the statutory rate due primarily to state income taxes and other non- deductible expenses.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2003 was $245,000. We have discontinued paying Texas claims, as our evidence of coverage requires that all claims must be settled within 18 months of the time of service.

Discontinued Texas HMO health care operations. There is very little activity remaining relative to our discontinued Texas operations and there was no income or loss for the current period.

Discontinued CII workers' compensation operations. On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity. The activity related to this transaction, subsequent to the March 31, 2004 closing date, has been discussed above.

The sale of Cal Indemnity includes a note receivable of $62.0 million, plus accrued interest, payable in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. Interest accrues quarterly on the note at 4.0%.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Total Operating Revenues increased approximately 17.6% from $722.5 million to $849.4 million.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $71.9 million

  An increase in military contract revenues of $48.5 million

  A decrease in professional fees of $856,000

  An increase in investment and other revenues of $7.4 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $474.2 million to $546.1 million, an increase of $71.9 million or 15.2%. The increase in premium revenue reflects a 5.9% increase in Medicare member months (the number of months individuals are enrolled in a plan), a

27.5% increase in Medicaid member months and an 11.4% increase in commercial member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 6% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 4%, net of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003. The basic Medicare rate increase received in 2004 was approximately 2.2%. Our overall Medicare rate increase was approximately 12.5% due primarily to the impact of the MMA, as previously described, which started in March 2004.

Our commercial membership increased from 194,100 at June 30, 2003 to 215,700 at June 30, 2004. Our commercial member retention was approximately 95% on renewals through June 30, 2004, which represents approximately 53% of our total commercial membership.

Military Contract Revenues increased from $219.8 million to $268.3 million, an increase of $48.5 million or 22.1%. The increased revenue is primarily the result of increased health care bid revenue consistent with the terms of SMHS' negotiated contract extension for the first year beyond the original five-year term. In addition, incremental change order revenues and final bid price adjustments on option periods three and four contributed to the higher revenue for 2004. The final bid price adjustments resulted in revenue increases of approximately $6.1 million for Option Period 3 (June 1, 2000 to May 31, 2001), which is 3.4% of the final revenue settlement amount for that period and $4.3 million for Option Period 4 (June 1, 2001 to May 31, 2002), which is 2.3% of the final revenue settlement amount for that period. The impact on income before taxes of the final bid price adjustments for option periods three and four was an increase of $6.6 million. The total impact on income before taxes of the change orders, bid price adjustments and other contractual settlements was an increase of $16.3 million.

In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction is up to $4 million with the final value contingent on SMHS' operational performance through August 2004. SMHS has recorded revenue of approximately $700,000 pursuant to this agreement during 2004.

Professional Fees decreased from $18.4 million to $17.6 million, a decrease of $856,000, or 4.6% primarily as a result of the outsourcing of our eye care unit in late 2003. The outsourcing of these services reduced both our revenue and corresponding expenses.

Investment and Other Revenues increased from $10.0 million to $17.4 million, an increase of $7.4 million or 74.6%. The increase in administrative services revenue is due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have been engaged to administer claims for a period of fifteen years as well as perform certain transition and managed care services. Total revenue associated with these services for 2004 was $5.9 million. The cost to provide these services is reflected in our general and administrative expenses. The remaining increase in investment and other revenues is due to higher average invested balances, the accrued interest on our note receivable and an increase in net gains on the sale of investments.

Medical Expenses increased from $380.8 million to $426.5 million, an increase of $45.7 million or 12.0%. The increase is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased from 77.3% to 75.7%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases. We incurred capitation expenses with non-affiliated providers of $55.8 million and $49.0 million, or 13.1% and 12.9%, of our total medical expenses for the six months ended June 20, 2004 and 2003, respectively.

Military Contract Expenses increased from $215.1 million to $237.2 million, an increase of $22.1 million or 10.3%. The increase is consistent with the increase in revenues discussed previously and includes T- Nex related costs of $4.3 million in 2003. In addition, the 2004 contract expenses included final bid price adjustments on option periods three and four of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $1.9 million for Option Period 3, which is 0.9% of the final contract expense settlement amount for that period and a contract expense increase of $1.9 million for Option Period 4, which is 0.8 % of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2003. Included in our military contract expenses is an allocation for estimated corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS.

General and Administrative Expenses increased from $68.0 million to $82.4 million, an increase of approximately $14.4 million or 21.2%. The primary increase in G&A expenses is the $5.9 million to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. The remaining increases in G&A expenses are primarily due to increases in payroll and benefits, premium taxes and legal expenses. As a percentage of revenues, G&A expenses were 9.7% for 2004, compared to 9.4% in 2003. As a percentage of medical premium revenue, G&A expenses were 15.1% for 2004, compared to 14.3% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance operations described above, our G&A expenses, as a percentage of total operating revenues and medical premium revenue for the six month period, were 9.1% and 14.0%, respectively.

Interest Expense decreased from $3.2 million to $2.3 million, a decrease of approximately $800,000 or 25.7%. The decrease was primarily due to the write off of the remaining deferred financing fees on the amended and restated credit facility of approximately $800,000 in 2003.

Other Income (Expense), Net resulted in income of $163,000 for 2004 compared to expense of $343,000 for 2003. The expense in 2003 was primarily related to the loss on sale of certain assets.

Provision for Income Taxes was recorded at $36.6 million for 2004 compared to $19.1 million for 2003. The effective tax rate for 2004 was 36.2% compared to 34.8% for 2003. Our effective tax rate is greater than the statutory rate due primarily to state income taxes and other non- deductible expenses.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2004 was $486,000 compared to $651,000 for 2003. The Texas HMO health care operations had net income of $196,000 for 2004, which was offset by a net loss on the CII workers' compensation operations of $682,000. We have discontinued paying Texas claims, as our evidence of coverage requires that all claims must be settled within 18 months of the time of service.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2004 is the result of favorable development in the medical claim liabilities and legal reserves.

Discontinued CII workers' compensation operations. On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity. Our Condensed Consolidated Statement of Income for the six months ended June 30, 2004 reflects the activity of the discontinued operations through March 31, 2004, the disposal date. Any future activity related to this disposal will be reflected in continuing operations as previously discussed.

The discontinued workers' compensation operations for 2004 had a net loss of $682,000 compared to a loss of $3.6 million for 2003. Net earned premiums decreased by $53.0 million or 73.6% and investment and other revenue decreased by $6.0 million or 82.3% as the 2004 results include activity through March 31, 2004. Expenses decreased in the CII workers' compensation operations by $64.1 million or 74.6% due to the overall decrease in premiums.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $80.7 million for the six months ended June 30, 2004 compared to $18.3 million in 2003. We received five monthly CMS payments during the first six months of 2004 and 2003 as the January payments were received at the end of December. When the first quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $113.6 million in 2004 and $48.2 million in 2003. We believe presenting this adjustment for the timing of the CMS payments is useful for making a six-month period-to-period comparison of our cash flow from continuing operations. We used the majority of the cash flow for the repurchase of the Company's common stock. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings and the decrease in cash related to the increase in the military accounts receivable balance that occurred from December 31, 2002 to June 30, 2003.

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

We expect that the loss of the T-Nex contract will adversely affect our cash flow from operations starting in the fourth quarter of 2004 through the first half of 2005. During the phase-out period, we expect that SMHS will use $35.0 million to $40.0 million of its cash, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

Net cash used for investing activities of continuing operations during 2004 included $9.2 million in capital expenditures associated with clinical expansion, continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the year was a decrease in investments of $50.1 million as investments were converted to cash equivalents.

Net cash used for financing activities of continuing operations during 2004 included net payments of $1.5 million on debt related items. Proceeds from the issuance of stock in connection with stock plans were $16.9 million and cash of $82.8 million was used to repurchase Sierra stock.

Discontinued operations provided cash of $3.4 million in 2004, compared to cash used of $29.8 million in 2003. Cash provided in 2004 was primarily the result of the sale of Cal Indemnity.

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

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. The facility may be increased up to an aggregate amount of $125.0 million upon receipt of new commitments from existing or additional lenders. Interest on the facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%. The facility will expire on April 30, 2006, but can be extended, at the sole discretion of each of the lenders, until March 3, 2008. The facility is available for general corporate purposes. We have not yet drawn on this facility.

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

Sierra Share Repurchase Program

From January 1, 2004 through June 30, 2004, we purchased 2.2 million shares of our common stock, in the open market or negotiated transactions, for $82.8 million at an average cost of $37.38. In addition to the remaining 56,000 shares that our Board of Directors has previously approved, we will then have available an additional $70.0 million to be used for share repurchases based on approval by our Board of Directors on May 20, 2004. Our revolving credit facility, as amended, allows for stock repurchases of up to $60.0 million from May 27, 2004 through December 31, 2004. We purchased 528,000 shares for $22.8 million from May 27, 2004 through June 30, 2004. From July 1, 2004 to July 21, 2004, we repurchased an additional 38,000 shares for $1.6 million at an average cost of $43.70.

Included in the repurchases for the first quarter of 2004 are 500,000 shares we purchased from our CEO, at $32.00 per share, for a total of $16.0 million. The closing price of our common stock on the date of the transaction, February 11, 2004, was $32.35. Included in the repurchases for the second quarter of 2004 are an additional 500,000 shares we purchased from our CEO, at $43.20 per share, for a total of $21.6 million. The closing price of our common stock on the date of the transaction, May 27, 2004, was $43.25. Our Board of Directors approved both of the purchases.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $21.0 million at June 30, 2004. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $177.7 million in cash and cash equivalents held at June 30, 2004, including discontinued operations, $396,000 was held by discontinued operations and $86.8 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at June 30, 2004. The amounts presented below include all future payments associated with each obligation including interest expense.

                                            Long-Term   Capital   Operating
                                              Debt      Leases     Leases      Total
                                            ---------  ---------  ---------  ---------
  (In thousands)

Continuing Operations
------------------------
Payments due within 12 months............. $   2,587  $      83  $  19,912  $  22,582
Payments due in 13 to 36 months...........     5,175        165     39,327     44,667
Payments due in 37 to 60 months...........     5,175         99     36,106     41,380
Payments due in more than 60 months.......   151,225        107    106,381    257,713
                                            ---------  ---------  ---------  ---------
     Total Continuing Operations.......... $ 164,162  $     454  $ 201,726  $ 366,342
                                            =========  =========  =========  =========
Discontinued Operations
------------------------
Payments due within 12 months............. $      --  $     235  $      --  $     235
Payments due in 13 to 36 months...........        --         --         --         --
Payments due in 37 to 60 months...........        --         --         --         --
Payments due in more than 60 months.......        --         --         --         --
                                            ---------  ---------  ---------  ---------
     Total Discontinued Operations........ $      --  $     235  $      --  $     235
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

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws and laws relating to utilization >management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

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

Membership

                                              Number of Members at June 30,
                                              -----------------------------
                                                   2004           2003
                                              --------------  -------------
HMO
  Commercial................................        215,700        194,100
  Medicare..................................         52,200         49,600
  Medicaid..................................         50,800         37,900
Managed Indemnity...........................         24,800         25,000
Medicare Supplement.........................         16,700         18,400
Administrative Services.....................        173,700        186,500
TRICARE Eligibles...........................        710,400        672,200
                                              --------------  -------------
Total Members...............................      1,244,300      1,183,700
                                              ==============  =============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, we had unrealized holding losses on available for sale investments of $831,000, net of tax, compared to unrealized holding losses of $479,000, net of tax, at December 31, 2003. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At June 30, 2004, we had outstanding $115.0 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility was initially LIBOR plus 2.25% and is currently LIBOR plus 2.00%; we have not yet drawn on this facility.

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

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although Sierra is not a named defendant, we have been notified that we have been named as a co-conspirator in the class action lawsuit, In Re: Managed Care Litigation: MDL No. 1334. The following summary is based upon information obtained from certain publicly filed documents. Beginning in 1999, a series of class action lawsuits were filed against most other major entities in the health benefits business. A multi-district litigation panel has consolidated most of these cases in the Southern District Court of Florida, Miami division. The plaintiffs assert that the defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit granted the industry defendants' petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against certain defendants should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants' further motion to compel arbitration. Significantly, the court denied the industry defendants' motion with respect to plaintiffs' derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court's arbitration order to the Eleventh Circuit. Discovery is ongoing and a trial date has been set for September 13, 2004. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements which have been approved by the Court.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)  Below, is a summary of stock repurchases for the six months ended June 30, 2004. See Note 4 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

                                                                                Total number      Maximum number
                                                                            of shares purchased   of shares that
(In thousands, except per share data)        Total number        Average    as part of publicly     may yet be
                                              of shares        price paid      announced plan    purchased under
                 Period                      repurchased (1)    per share        or program      the plan (2)(3)
-------------------------------------------  -------------    ------------- -------------------- ----------------
Beginning shares available to be purchased                                                                 2,270
January 1, 2004 - January 31, 2004                     --               --                   --            2,270
February 1, 2004 - February 29, 2004 (4)              663           $31.86                  663            1,607
March 1, 2004 - March 31, 2004                        317            34.19                  317            1,290
April 1, 2004 - April 30, 2004                         16            34.91                   16            1,274
May 1, 2004 - May 31, 2004                            590            39.20                  590              684
June 1, 2004 - June 30, 2004 (5)                      628            43.20                  628               56 (3)

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

  (3)  On May 20, 2004, the Company's Board of Directors authorized the Company to purchase an additional $70.0 million of its common stock. The repurchase program has no stated expiration date, and will commence after the previously authorized share repurchase has been completed. Based on the July 22, 2004 closing price this would allow the Company to repurchase an additional 1.5 million shares.

  (4)  Includes 500,000 shares the Company purchased from its CEO at $32.00 per share.

  (5)  Includes 500,000 shares the Company purchased from its CEO at $43.20 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sierra held its annual meeting of stockholders on May 20, 2004 in Las Vegas, Nevada.

The following persons were elected directors for two-year terms ending in 2006 based on the voting results below:

Name Albert L. Greene Erin E. MacDonald William J. Raggio Charles L. Ruthe	For 23,811,591 24,303,158 21,772,418 23,165,586	Withheld 1,409,960 918,393 3,449,133 2,055,965

The following persons' terms as directors continued after the meeting and end in 2005.

Name Thomas Y. Hartley Michael E. Luce Anthony M. Marlon, M.D. Anthony L. Watson

The stockholders also amended the Company's employee stock purchase plan to increase by 900,000 the number of shares of common stock reserved for issuance to participants. The voting results were as follows:

For 18,890,157	Against 2,404,306	Abstain 43,668	Broker Non-votes 0

The stockholders also ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2004. The voting results were as follows:

For 24,876,208	Against 329,083	Abstain 16,260	Broker Non-votes 0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1)	Employment Agreement with William R. Godfrey dated April 3, 2004.
(10.2)	Employment Agreement with Laurence S. Howard dated April 3, 2004.
(10.3)	Employment Agreement with Paul H. Palmer dated April 3, 2004.
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

(b) Reports on Form 8-K

Current Report on Form 8-K, dated April 15, 2004, with the Securities and Exchange Commission announcing the completion of the sale of the Company's workers' compensation subsidiary on March 31, 2004.

Current Report on Form 8-K, dated April 26, 2004, with the Securities and Exchange Commission announcing the Company's operating results for the quarter ended March 31, 2004.

Current Report on Form 8-K, dated May 3, 2004, with the Securities and Exchange Commission announcing the Company's participation in a small and mid-cap conference on May 5, 2005.

Current Report on Form 8-K, dated May 13, 2004, with the Securities and Exchange Commission announcing the Company's participation in a health care conference on May 19, 2004.

Current Report on Form 8-K, dated May 18, 2004, with the Securities and Exchange Commission announcing that its subsidiary Sierra Military Health Services, Inc. will experience higher than expected income for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: July 27, 2004