Form 10-Q
period 2004-09-30
SIERRA HEALTH SERVICES INC
filed 2004-10-26
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      As of October 22, 2004, there were 26,402,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended September 30, 2004

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets -
             September 30, 2004 and December 31, 2003
           Condensed Consolidated Statements of Operations -
             three and nine months ended September 30, 2004 and 2003
           Condensed Consolidated Statements of Cash Flows -
nine months ended September 30, 2004 and 2003	1 2 3
Notes to Condensed Consolidated Financial Statements	4 - 17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	34 - 35
Signatures	36

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

                                                                     September 30,   December 31,
                                                                          2004          2003
                                                                     -------------  -------------
                              ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents..................................... $     194,061  $     118,473
     Investments...................................................       111,735        197,573
     Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2004 - $6,635; 2003 - $7,342)...................        13,671         12,080
     Military Accounts Receivable (Less Allowance for Doubtful
         Accounts; 2004 and 2003 - $100)...........................        36,293         47,389
     Current Portion of Deferred Tax Asset.........................        22,589         33,708
     Prepaid Expenses and Other Current Assets.....................        44,088         37,478
     Assets of Discontinued Operations.............................         4,124        533,756
                                                                     -------------  -------------
         Total Current Assets......................................       426,561        980,457

PROPERTY AND EQUIPMENT, NET........................................        69,432         63,109
RESTRICTED CASH AND INVESTMENTS....................................        20,616         17,646
GOODWILL...........................................................        14,782         14,782
DEFERRED TAX ASSET (Less Current Portion)..........................        12,617         11,501
NOTE RECEIVABLE....................................................        62,000             --
OTHER ASSETS.......................................................        70,624         46,626
                                                                     -------------  -------------
TOTAL ASSETS....................................................... $     676,632  $   1,134,121
                                                                     =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accrued Liabilities........................................... $      76,629  $      56,327
     Trade Accounts Payable........................................        18,289         37,787
     Accrued Payroll and Taxes.....................................        31,492         15,879
     Medical Claims Payable........................................       115,622        103,749
     Unearned Premium Revenue......................................        17,502         45,888
     Military Health Care Payable..................................        39,131         76,605
     Current Portion of Long-Term Debt.............................            78            163
     Liabilities of Discontinued Operations........................           759        472,407
                                                                     -------------  -------------
         Total Current Liabilities.................................       299,502        808,805

LONG-TERM DEBT (Less Current Portion)..............................       125,352        116,645
OTHER LIABILITIES..................................................        69,060         57,907
                                                                     -------------  -------------
TOTAL LIABILITIES..................................................       493,914        983,357
                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 Par Value, 1,000
       Shares Authorized; None Issued or Outstanding
  Common Stock, $.005 Par Value, 60,000 Shares Authorized;
       2004 - 35,149; 2003 - 33,173 Shares Issued..................           176            166
  Treasury Stock: 2004 - 8,755; 2003 - 6,221 Common Stock Shares...      (217,122)      (112,737)
  Additional Paid-in Capital.......................................       276,299        227,417
  Deferred Compensation............................................        (2,233)           (22)
  Accumulated Other Comprehensive Loss.............................          (112)          (479)
  Retained Earnings................................................       125,710         36,419
                                                                     -------------  -------------
TOTAL STOCKHOLDERS' EQUITY.........................................       182,718        150,764
                                                                     -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................... $     676,632  $   1,134,121
                                                                     =============  =============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                     --------------------------------   --------------------------------
                                                           2004            2003               2004            2003
OPERATING REVENUES:                                  ---------------  ---------------   ---------------  ---------------
   Medical Premiums................................ $       288,485  $       242,875   $       834,584  $       717,097
   Military Contract Revenues......................          85,983          132,788           354,312          352,632
   Professional Fees...............................           8,705            8,984            26,268           27,403
   Investment and Other Revenues...................          10,107            4,590            27,545           14,580
                                                     ---------------  ---------------   ---------------  ---------------
         Total.....................................         393,280          389,237         1,242,709        1,111,712
                                                     ---------------  ---------------   ---------------  ---------------
OPERATING EXPENSES:
   Medical Expenses................................         224,219          191,248           650,705          572,009
   Military Contract Expenses......................          75,830          128,966           313,047          344,109
   General and Administrative Expenses.............          44,496           33,845           126,895          101,845
                                                     ---------------  ---------------   ---------------  ---------------
         Total ....................................         344,545          354,059         1,090,647        1,017,963
                                                     ---------------  ---------------   ---------------  ---------------
OPERATING INCOME FROM CONTINUING OPERATIONS........          48,735           35,178           152,062           93,749
Interest Expense...................................          (1,221)          (1,295)           (3,561)          (4,445)
Other Income (Expense), Net........................             (49)             100               114             (243)
                                                     ---------------  ---------------   ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.............................          47,465           33,983           148,615           89,061
PROVISION FOR INCOME TAXES.........................         (16,738)         (11,806)          (53,352)         (30,946)
                                                     ---------------  ---------------   ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS..................          30,727           22,177            95,263           58,115
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
    (net of income tax (provision) benefit of $0,
     ($54), $761, and $1,268), respectively........              --               30              (486)            (621)
                                                     ---------------  ---------------   ---------------  ---------------
NET INCOME ........................................ $        30,727  $        22,207   $        94,777  $        57,494
                                                     ===============  ===============   ===============  ===============
EARNINGS PER COMMON SHARE:
Income from Continuing Operations.................. $          1.16  $          0.78   $          3.56  $          2.05
Loss from Discontinued Operations..................              --               --             (0.02)           (0.02)
                                                     ---------------  ---------------   ---------------  ---------------
   Net Income ..................................... $          1.16  $          0.78   $          3.54  $          2.03
                                                     ===============  ===============   ===============  ===============
EARNINGS PER COMMON SHARE ASSUMING DILUTION:
Income from Continuing Operations.................. $          0.90  $          0.72   $          2.75  $          1.90
Loss from Discontinued Operations..................              --               --             (0.01)           (0.02)
                                                     ---------------  ---------------   ---------------  ---------------
   Net Income ..................................... $          0.90  $          0.72   $          2.74  $          1.88
                                                     ===============  ===============   ===============  ===============

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                            2004            2003
                                                                      ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...................................................... $        94,777  $        57,494
   Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Loss from Discontinued Operations.........................             486              621
          Depreciation..............................................          12,372           11,750
          Stock Based Compensation Expense..........................           4,451              385
          Provision for Doubtful Accounts...........................           1,224            2,098
          (Gain) Loss on Disposal of Assets.........................            (126)             772
   Changes in Assets and Liabilities:
          Other Assets .............................................          (8,220)          (4,072)
          Deferred Tax Asset........................................          31,490           23,804
          Other Liabilities.........................................         (17,462)          21,571
          Other Current Assets......................................           5,076          (23,064)
          Military Accounts Receivable..............................          11,096          (23,570)
          Military Health Care Payable..............................         (37,474)          12,181
          Medical Claims Payable....................................          11,873            4,852
          Accrued Payroll and Taxes.................................          15,613           11,500
          Unearned Premium Revenue..................................         (28,386)         (28,286)
                                                                      ---------------  ---------------
       Net Cash Provided by Operating Activities
          of Continuing Operations..................................          96,790           68,036
                                                                      ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures, Net of Dispositions........................         (16,766)         (13,728)
   Change in Investments............................................          74,805           43,606
                                                                      ---------------  ---------------
       Net Cash Provided by Investing Activities of
          Continuing Operations.....................................          58,039           29,878
                                                                      ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Debt and Capital Leases..............................          (1,544)         (60,496)
   Proceeds from Other Long-Term Debt...............................          10,000            1,327
   Purchase of Treasury Stock.......................................        (112,277)         (52,765)
   Exercise of Stock in Connection with Stock Plans.................          22,686           12,639
   Proceeds from Senior Convertible Debentures......................              --          115,000
   Debt Issue Costs.................................................              --           (5,834)
                                                                      ---------------  ---------------
       Net Cash (Used for) Provided by Financing Activities of
          Continuing Operations.....................................         (81,135)           9,871
                                                                      ---------------  ---------------
NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS.............           1,894          (25,013)
                                                                      ---------------  ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................          75,588           82,772

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................         118,473           45,778
                                                                      ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................... $       194,061  $       128,550
                                                                      ===============  ===============

Supplemental Condensed Consolidated Continuing Operations
  Statements of Cash Flows Information:
--------------------------------------------------------------------
  Cash Paid During the Period for Interest
   (Net of Amount Capitalized)...................................... $        (2,848) $        (3,283)
  Net Cash Paid During the Period for Income Taxes..................          (7,411)         (10,699)
Non-Cash Investing and Financing Activities:
  Assets and Liabilities Recorded in Conjunction with the Sale of
    the Workers' Compensation Operations............................          54,060               --
  Additions to Capital Leases.......................................             166               --

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

                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                 --------------------------------   ---------------------------------
                                                       2004             2003              2004             2003
                                                 ----------------  --------------   ----------------  ---------------
  (In thousands, except per share data)

Net income, as reported........................ $         30,727  $       22,207   $         94,777  $        57,494
Less: total stock-based employee compensation
   expense determined under fair value based
   methods for all  awards, net of tax.........           (1,439)         (1,451)            (6,260)          (4,868)
                                                 ----------------  --------------   ----------------  ---------------
Pro forma net income .......................... $         29,288  $       20,756   $         88,517  $        52,626
                                                 ================  ==============   ================  ===============

Net income per share, as reported.............. $           1.16  $         0.78   $           3.54  $          2.03
Pro forma net income, per share ...............             1.11            0.73               3.31             1.86

Net income per share
   assuming dilution, as reported.............. $           0.90  $         0.72   $           2.74  $          1.88
Pro forma net income, per share ...............             0.86            0.67               2.56             1.72

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

The Company evaluates the market price condition each quarter to determine whether the debentures will be convertible, at the option of the holder, during the subsequent quarter. The market price condition has been satisfied in every quarter since the fourth quarter of 2003 and as a result, the debentures have been convertible, at the option of the holder, since January 1, 2004 and are convertible at any time during the quarter ending December 31, 2004. Although no debentures were converted as of September 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average common shares outstanding assuming dilution for the three and nine months ended September 30, 2004.

Revolving Credit Facility. On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. Interest on the facility was initially LIBOR plus 2.25% and has been LIBOR plus 2.00% since the third quarter of 2003. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility has been amended to extend the maturity of the facility to December 31, 2009, increase the availability to $100.0 million and reduce the interest to LIBOR plus 1.5% based on current ratios. The facility is available for general corporate purposes. As of September 30, 2004, the Company has drawn $10.0 million on this facility.

The credit facility remains secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all of the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. ("CII") and certain other exclusions.

The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Per the most recent amendment dated October 19, 2004, based on the Company exceeding a certain leverage ratio requirement, the Company's ability to pay dividends, repurchase Company common stock and prepay other debt is unlimited provided that the Company can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

4. SHARE REPURCHASES

From January 1, 2004 through September 30, 2004, the Company purchased 2.9 million shares of its common stock, in the open market or negotiated transactions, for $112.3 million at an average cost per share of $38.47. During the quarter ended September 30, 2004, the Company purchased 705,000 shares of its common stock, in the open market or negotiated transactions, for $29.5 million at an average cost per share of $41.87. Based on approval by the Company's Board of Directors on May 20, 2004, the Company currently has $43.0 million available for share repurchases. The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases subject to the Company maintaining a certain covenant ratio. The Company has not repurchased any shares subsequent to September 30, 2004 through October 21, 2004.

Included in the repurchases for the first quarter of 2004 are 500,000 shares the Company purchased from its CEO, at $32.00 per share, for a total of $16.0 million. The closing price of the Company's common stock on the date of the transaction, February 11, 2004, was $32.35. Included in the repurchases for the second quarter of 2004 are an additional 500,000 shares the Company purchased from its CEO, at $43.20 per share, for a total of $21.6 million. The closing price of the Company's common stock on the date of the transaction, May 27, 2004, was $43.25. The independent directors of the Company's Board of Directors approved both of the purchases.

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

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

                                                         September 30,      December 31,
                                                              2004              2003
                                                        ----------------  ----------------
  (In thousands)
ASSETS
 Cash and Cash Equivalents............................ $          1,964  $             47
 Investments..........................................            2,155             4,048
 Other Assets.........................................                5               115
                                                        ----------------  ----------------
ASSETS OF DISCONTINUED OPERATIONS.....................            4,124             4,210
                                                        ----------------  ----------------
LIABILITIES
 Accounts Payable and Other Liabilities...............              690             2,658
 Medical Claims Payable...............................               69               202
                                                        ----------------  ----------------
LIABILITIES OF DISCONTINUED OPERATIONS................              759             2,860
                                                        ----------------  ----------------
NET ASSETS OF DISCONTINUED OPERATIONS................. $          3,365  $          1,350
                                                        ================  ================

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                            2004            2003                2004            2003
                                                      ---------------  ---------------    ---------------  --------------
  (In thousands)
Operating Revenues.................................. $            10  $           111    $            96  $          182
                                                      ---------------  ---------------    ---------------  --------------

 Medical Expenses...................................             (87)             (70)              (270)         (1,521)
 General and Administrative Expenses, Net...........              97              254                 19            (146)
 Interest Expense and Other, Net
   (including rental income)........................              --             (503)                73          (3,160)
                                                      ---------------  ---------------    ---------------  --------------
 Total Expenses, Net................................              10             (319)              (178)         (4,827)
                                                      ---------------  ---------------    ---------------  --------------
 Income from Discontinued Operations Before Taxes...              --              430                274           5,009
 Income Tax Provision...............................              --             (179)               (78)         (1,779)
                                                      ---------------  ---------------    ---------------  --------------
 Net Income from Discontinued Operations............ $            --  $           251    $           196  $        3,230
                                                      ===============  ===============    ===============  ==============

The operating revenues are all related to investment income. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

Management believes that the remaining liabilities, at September 30, 2004, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care remaining liabilities, the Company believes the Texas HMO has adequate funds available and the ability to fund the anticipated obligations.

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

The Company received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the audited closing date balance sheet. The $2.7 million adjustment is expected to be repaid to the Company over the next few years. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. To date, no valuation adjustment has been recorded on the note.

Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense ("ULAE") reserves to be paid to Sierra. Offsetting these assets was a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity. Previously, CII had recorded valuation adjustments to reduce the business to its estimated net realizable value upon disposition. No further adjustments were required upon final disposition; therefore, no gain or loss on the sale was recorded.

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

The Company's September 30, 2004 Condensed Consolidated Balance Sheet does not include the assets and liabilities of Cal Indemnity due to the disposal of those assets and liabilities at March 31, 2004. The Company's Condensed Consolidated Statement of Income for the nine months ended September 30, 2004 reflects the activity of the discontinued operations through the disposal date, March 31, 2004. Any subsequent activity related to this disposal will be reflected in continuing operations.

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
                                                     ============

The following are the unaudited condensed statements of opertions of the discontinued operations of CII:

                                           Three            Three             Nine
                                        Months Ended     Months Ended     Months Ended
                                        September 30,      March 31,      September 30,
                                       --------------   --------------   --------------
                                            2003             2004             2003
                                       --------------   --------------   --------------
  (In thousands)
OPERATING REVENUES:
Specialty Product Revenues........... $       25,455   $       19,015   $       97,499
Investment and Other Revenues........          1,616            1,290            8,916
                                       --------------   --------------   --------------
    Total Revenues...................         27,071           20,305          106,415
                                       --------------   --------------   --------------

OPERATING EXPENSES:
Specialty Product Expenses...........         27,480           21,917          114,227
Interest Expense and Other
  (Income) Expense, Net..............            (63)             (91)            (914)
                                       --------------   --------------   --------------
    Total Operating Expenses.........         27,417           21,826          113,313
                                       --------------   --------------   --------------

Loss from Discontinued
   Operations Before Income Tax .....           (346)          (1,521)          (6,898)

Income Tax Benefit...................            125              839            3,047
                                       --------------   --------------   --------------
Net Loss from Discontinued
   Operations........................ $         (221)  $         (682)  $       (3,851)
                                       ==============   ==============   ==============

The activity for 2004 is through the disposal date, March 31, 2004. There is no activity for the discontinued operations beyond that date. Specialty product revenues consist of workers' compensation insurance net earned premiums. Specialty product expenses consist of loss and loss adjustment expenses incurred and general and administrative expenses.

7. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------   --------------------------------
                                                        2004             2003              2004             2003
                                                   ---------------  ---------------   ---------------  ---------------
  (In thousands, except per share data)
BASIC INCOME (LOSS) PER SHARE
Income from continuing operations................ $        30,727  $        22,177   $        95,263  $        58,115
Income (Loss) from discontinued operations.......              --               30              (486)            (621)
                                                   ---------------  ---------------   ---------------  ---------------
Net income....................................... $        30,727  $        22,207   $        94,777  $        57,494
                                                   ===============  ===============   ===============  ===============
Weighted average common shares outstanding.......          26,498           28,423            26,767           28,265
                                                   ===============  ===============   ===============  ===============
Earnings per common share:
Income from continuing operations................ $          1.16             0.78   $          3.56             2.05
Loss from discontinued operations................              --               --             (0.02)           (0.02)
                                                   ---------------  ---------------   ---------------  ---------------
Net income.......................................            1.16             0.78              3.54             2.03
                                                   ===============  ===============   ===============  ===============
DILUTED INCOME (LOSS) PER SHARE
Income from continuing operations................ $        30,727  $        22,177   $        95,263  $        58,115
Income (Loss) from discontinued operations.......              --               30              (486)            (621)
                                                   ---------------  ---------------   ---------------  ---------------
Net income.......................................          30,727           22,207            94,777           57,494
Interest expense on Sierra Debentures,
   net of tax....................................             421               --             1,262               --
                                                   ---------------  ---------------   ---------------  ---------------
Income for purposes of computing diluted
   net income per share.......................... $        31,148  $        22,207   $        96,039  $        57,494
                                                   ===============  ===============   ===============  ===============
Weighted average common shares outstanding.......          26,498           28,423            26,767           28,265
Dilutive options and restricted shares
   outstanding...................................           1,668            2,474             1,977            2,296
Dilutive impact of conversion of
   Sierra Debentures.............................           6,288               --             6,288               --
                                                   ---------------  ---------------   ---------------  ---------------
Weighted average common shares outstanding
   assuming dilution.............................          34,454           30,897            35,032           30,561
                                                   ===============  ===============   ===============  ===============
Earnings per common share assuming dilution:
Income from continuing operations................            0.90             0.72              2.75             1.90
Loss from discontinued operations................              --               --             (0.01)           (0.02)
                                                   ---------------  ---------------   ---------------  ---------------
Net income.......................................            0.90             0.72              2.74             1.88
                                                   ===============  ===============   ===============  ===============

The Company evaluates the market price condition of its convertible debentures each quarter to determine whether they will be convertible, at the option of the holder, during the subsequent quarter. The market price condition has been satisfied in every quarter since the fourth quarter of 2003 and, as a result, the debentures have been convertible, at the option of the holder, since January 1, 2004 and are convertible at any time during the quarter ending December 31, 2004. Although no debentures were converted as of September 30, 2004, they are considered common stock equivalents and are included in the calculation of weighted average common shares outstanding assuming dilution for the three and nine months ended September 30, 2004.

The Company issued 125,000 restricted stock units ("units") to certain executives in the second quarter of 2004. For the nine months ended September 30, 2004, the units were not dilutive and, therefore, were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2004, stock options to purchase 36,000 shares were not dilutive and, therefore, were also not included in the computation of diluted earnings per share.

For the three and nine months ended September 30, 2003, stock options to purchase 262,000 and 293,000 shares, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per share.

8. DEFINED BENEFIT PLAN

The Company previously disclosed that it expects to contribute approximately $800,000 to its defined benefit plan in 2004 to fund expected benefit payments. As of September 30, 2004, the Company has contributed $588,000 to the plan to fund benefit payments and anticipates making approximately $196,000 in additional contributions during 2004.

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
                                                    2004             2003               2004             2003
                                               ---------------  ---------------    ---------------  --------------
  (In thousands)

Components of Net Periodic Benefit Cost:
Service Cost................................. $           106  $            82    $           318  $          240
Interest Cost................................             418              352              1,254           1,022
Amortization of Prior Service Credits........             303              231                909             694
Recognized Actuarial Loss....................             109              145                327             488
                                               ---------------  ---------------    ---------------  --------------
Net Periodic Benefit Cost.................... $           936  $           810    $         2,808  $        2,444
                                               ===============  ===============    ===============  ==============

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                     --------------------------------    -------------------------------
                                                           2004            2003                2004            2003
                                                     ---------------  ---------------    ---------------  --------------
  (In thousands)
Net Income ........................................ $        30,727  $        22,207    $        94,777  $       57,494
Change in Unrealized Holding Gain
  on Available-for-Sale Investments, net of tax....             719           (1,400)               367          (1,435)
Change in Minimum Pension Liability, net of tax....              --             (566)                --            (360)
                                                     ---------------  ---------------    ---------------  --------------
Comprehensive Income .............................. $        31,446  $        20,241    $        95,144  $       55,699
                                                     ===============  ===============    ===============  ==============

10. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through an HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, workers' compensation administration services, other ancillary services and corporate operations. The military health services segment administers a managed care federal contract for the Department of Defense's ("DoD") TRICARE program in Region 1. The military health services segment includes an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to Sierra Military Health Services, LLC ("SMHS").

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's current TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company does not have plans to dispose of the operations before the phase-out is complete.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                Managed Care   Military Health
                                               and Corporate      Services
                                                Operations       Operations         Total
                                              ---------------  ---------------  --------------
  (In thousands)
Three Months Ended September 30, 2004
Medical Premiums............................ $       288,485  $            --  $      288,485
Military Contract Revenues..................              --           85,983          85,983
Professional Fees...........................           8,705               --           8,705
Investment and Other Revenues...............           9,839              268          10,107
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       307,029  $        86,251  $      393,280
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        38,314  $        10,421  $       48,735
Interest Expense............................          (1,218)              (3)         (1,221)
Other Income (Expense), Net.................             (54)               5             (49)
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        37,042  $        10,423  $       47,465
                                              ===============  ===============  ==============

Three Months Ended September 30, 2003
Medical Premiums............................ $       242,875  $            --  $      242,875
Military Contract Revenues..................              --          132,788         132,788
Professional Fees...........................           8,984               --           8,984
Investment and Other Revenues...............           3,979              611           4,590
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       255,838  $       133,399  $      389,237
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        30,745  $         4,433  $       35,178
Interest Expense............................          (1,228)             (67)         (1,295)
Other Income (Expense), Net.................              56               44             100
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        29,573  $         4,410  $       33,983
                                              ===============  ===============  ==============

Nine Months Ended September 30, 2004
Medical Premiums............................ $       834,584  $            --  $      834,584
Military Contract Revenues..................              --          354,312         354,312
Professional Fees...........................          26,268               --          26,268
Investment and Other Revenues...............          26,346            1,199          27,545
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       887,198  $       355,511  $    1,242,709
                                              ===============  ===============  ==============

Segment Operating Profit.................... $       109,598  $        42,464  $      152,062
Interest Expense............................          (3,515)             (46)         (3,561)
Other Income (Expense), Net.................             146              (32)            114
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $       106,229  $        42,386  $      148,615
                                              ===============  ===============  ==============

Nine Months Ended September 30, 2003
Medical Premiums............................ $       717,097  $            --  $      717,097
Military Contract Revenues..................              --          352,632         352,632
Professional Fees...........................          27,403               --          27,403
Investment and Other Revenues...............          13,138            1,442          14,580
                                              ---------------  ---------------  --------------
   Total Revenue............................ $       757,638  $       354,074  $    1,111,712
                                              ===============  ===============  ==============

Segment Operating Profit.................... $        83,784  $         9,965  $       93,749
Interest Expense............................          (4,248)            (197)         (4,445)
Other Income (Expense), Net.................            (649)             406            (243)
                                              ---------------  ---------------  --------------
Income from Continuing Operations
   Before Income Taxes...................... $        78,887  $        10,174  $       89,061
                                              ===============  ===============  ==============

11. INVESTMENTS

Of the cash and cash equivalents and current investments that total $305.8 million in the accompanying Consolidated Balance Sheet at September 30, 2004, $195.8 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities and first trust deed mortgage notes. At September 30, 2004, approximately 80% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All investments that have not been designated as held-to-maturity are designated as available-for-sale and are stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. All non-restricted available-for-sale investments are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. All non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company's held-to-maturity investments consist of first trust deed mortgage notes. The Company does not believe any of its investments are impaired.

12. COMMITMENTS AND CONTINGENCIES

On March 15, 2004, SMHS entered into a lease assignment agreement relative to one of its administrative locations. The agreement assigns the remainder of the lease term, which expires September 30, 2012. Under the assignment, SMHS remains contingently liable should the new tenant not perform under its obligation. At September 30, 2004, the future lease payments due under the lease agreement total $5.4 million. SMHS did not record a liability for its obligation under this agreement as the likelihood of non- performance is considered remote at this time and SMHS would have the ability to sublease or enter into another assignment arrangement if required to perform on this obligation.

Although the Company is not a named defendant, the Company is aware that it has been named as a co-conspirator in the class action lawsuit, In Re: Managed Care Litigation: MDL No. 1334. The following summary is based upon information obtained from certain publicly filed documents. Beginning in 1999, a series of class action lawsuits were filed against most other major entities in the health benefits business. A multi-district litigation panel has consolidated most of these cases in the Southern District Court of Florida, Miami division. The plaintiffs assert that the defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In

November 2002, the Eleventh Circuit Court granted the industry defendants' petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against certain defendants should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants' further motion to compel arbitration. Significantly, the court denied the industry defendants' motion with respect to plaintiffs' derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court's arbitration order to the Eleventh Circuit Court of Appeals. Discovery is ongoing and a trial date has been set for March 14, 2005. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the Court.

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

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2003, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine month periods ended September 30, 2004 and 2003, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2003 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Part 1, Item 1 of our 2003 annual report on Form 10-K.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2003 annual report on Form 10-K. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," and other similar terms and phrases, including all references to assumptions.

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

Overview

Our continuing operations derive revenues from our health maintenance organization, or HMO, and managed indemnity plans. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products).

We also receive revenues from our military health services subsidiary, which completed its contract extension August 31, 2004. We will continue to receive substantially reduced revenues from this subsidiary through a six-month phase-out of operations at prices previously negotiated with the Department of Defense, or DoD.

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

Executive Summary

Continuing Operations. Our operating results for the nine months ended September 30, 2004, were significantly improved over the nine months ended September 30, 2003. Our income from continuing operations increased by 63.9% to $95.3 million. The improvement in the 2004 operating results was primarily driven by medical premium revenue growth from new members, premium rate increases, an expansion of our operating margin and contractual settlements and other adjustments at our military operation. Our HMO membership increased by 12.4% from 288,600 at September 30, 2003, to 324,300 at September 30, 2004. Our aggregate 2004 premium rates increased by approximately 5.8% over September 30, 2003. The combination of these factors resulted in a 16.4% increase in our medical premium revenues to $834.6 million, which was primarily offset by an increase in medical expenses, which increased by 13.8% to $650.7 million. Medical expenses, as a percentage of medical premiums and professional fees, decreased from 76.8% to 75.6%, or 120 basis points for the nine months ended September 30, 2004. Our operating margin, which is operating income from continuing operations divided by total revenues, improved by 380 basis points to 12.2%.

Our military health services operations segment represented 28.6% of our operating revenues and 27.9% of our operating income from continuing operations for the nine months ended September 30, 2004. This segment had operating income of $42.5 million for the nine months ended September 30, 2004, compared to $10.0 million for the same period in 2003. For 2003, excluding TRICARE Next Generation, or T-Nex, bid related expenses, the military health services operations segment would have had operating income of $18.1 million. The improvement over 2003 is primarily due to change orders and final bid price adjustments on option periods three and four of the TRICARE Region 1 contract. The impact on income before taxes of the change orders, final bid price adjustments for option periods three and four and other contractual settlements was an increase of $16.3 million.

We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our current TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered a six-month phase-out period at substantially reduced revenues and earnings.

For the nine months ended September 30, 2004, compared to September 30, 2003, investment and other revenues increased from $14.6 million to $27.5 million, an increase of approximately $13.0 million or 88.9%. Of the increase, $10.1 million is related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. For a further description of this agreement, see below in the discussion of investment and other revenues.

For the nine months ended September 30, 2004, compared to September 30, 2003, our general and administrative, or G&A, expenses increased from $101.8 million to $126.9 million, an increase of approximately $25.1 million or 24.6%. Of the increase, $10.1 million is for the cost to provide services related to the sale of the workers' compensation insurance operations referred to above. The remaining increase is due to increases in payroll and benefits, premium taxes, brokers' fees and legal expenses. As a percentage of total operating revenues, G&A expenses were 10.2% for 2004, compared to 9.2% in 2003. As a percentage of medical premium revenue, G&A expenses were 15.2% for 2004, compared to 14.2% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance operations described above, our 2004 G&A expenses, as a percentage of total operating revenues and medical premium revenue for the nine month period, were 9.4% and 14.0%, respectively.

We had cash flows from operating activities of continuing operations for the nine months ended September 30, 2004, of $96.8 million compared to $68.0 million for 2003. We received eight monthly payments from the Centers for Medicare and Medicaid Services during the first three quarters of 2004 and 2003 as the January payments were received at the end of December. When the first quarters are adjusted to reflect three monthly payments from the Centers for Medicare and Medicaid Services, or CMS, the cash flow from continuing operations would be $129.7 million in 2004 and $97.9 million in 2003. We believe presenting this adjustment for the timing of the CMS payments is useful for making a nine-month period-to-period comparison of our cash flow from continuing operations. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings.

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

We received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the audited closing date balance sheet. The $2.7 million adjustment is expected to be repaid to us over the next few years. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. To date, no valuation adjustment has been recorded on the note.

Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense, or ULAE, reserves to be paid to Sierra. Offsetting these assets was a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Total Operating Revenues increased approximately 1.0% from $389.2 million to $393.3 million.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $45.6 million

  A decrease in military contract revenues of $46.8 million

  A decrease in professional fees of $279,000

  An increase in investment and other revenues of $5.5 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $242.9 million to $288.5 million, an increase of $45.6 million or 18.8%. The increase in premium revenue reflects a 12.3% increase in commercial member months (the number of months individuals are enrolled in a plan), a 32.9% increase in Medicaid member months and a 5.2% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate. Of the 32.9% increase in Medicaid member months, 19.8% is due to the expansion of our Medicaid service area to Reno beginning February 2004.

HMO and POS premium rates for renewing commercial groups increased over 9% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 5%, net of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003. The basic Medicare rate increase received for 2004 was approximately 2.2%. In addition, we received a Medicare rate increase on March 1, 2004, of over 15% due to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, as described below.

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

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. In addition, CMS revised the payment factors for the Social HMO members to include a frailty adjuster that uses measures of functional impairment to predict expenditures. Under the new payment methodology, we are being paid 90% based on the previous payment approach and 10% based on the new approach for 2004. For

2004, excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. The Social HMO program has been administratively extended by CMS through 2007. For 2005, 2006 and 2007, we will be paid 70%, 50% and 25% based on the previous payment approach and 30%, 50% and 75%, based on the new approach, respectively. The extension of the Social HMO program will serve as a transition plan so that we can convert to a Medicare Advantage plan in 2008.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 199,400 at September 30, 2003 to 222,200 at September 30, 2004. Our commercial member retention was over 95% for our third quarter 2004 renewals, which represent approximately 26% of our total commercial membership. The increase in commercial membership during the third quarter of 2004 is primarily attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues decreased from $132.8 million to $86.0 million, a decrease of $46.8 million or 35.2%. The decreased revenue is the result of Sierra Military Health Services LLC, or SMHS completing its final month of health care operations under the TRICARE contract on August 31, 2004.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our current TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a six-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction is up to $4 million with the final value contingent on SMHS' operational performance through August 2004. SMHS recorded revenue of approximately $2.0 million pursuant to this agreement in the third quarter of 2004.

Professional Fees decreased from $9.0 million to $8.7 million, a decrease of $279,000 or 3.1% primarily as a result of the outsourcing of our eye care unit in late 2003. The outsourcing of these services reduced both our revenue and corresponding expenses.

Investment and Other Revenues increased from $4.6 million to $10.1 million, an increase of $5.5 million or 120.2%. The primary increase in investment and other revenues is in administrative services revenue due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have been engaged to administer claims through a third party claims administrator for a period of fifteen years as well as perform certain transition and managed care services. Total revenue associated with these services for the three months ended September 30, 2004 was $4.3 million. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of $620,000 on the $62.0 million note receivable.

Medical Expenses increased from $191.2 million to $224.2 million, an increase of $33.0 million or 17.2%. The increase is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased from 75.9% to 75.4%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at September 30, 2004, was 47.5 compared to 49.5 at September 30, 2003. In an effort to further improve service and customer relations with our medical providers, we have enhanced several claims processes, including electronic data interchange and optical character recognition, to reduce the time required to make claim payments. The decrease in days in claims payable is primarily a result of these enhancements.

We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $29.0 million and $26.1 million, or 12.9% and 13.7%, of our total medical expenses for 2004 and 2003, respectively.

Military Contract Expenses decreased from $129.0 million to $75.8 million, a decrease of $53.1 million or 41.2%. The decrease is consistent with the decrease in revenues discussed previously and includes T-Nex bid related costs of $3.8 million in 2003. Included in our military contract expenses for both periods is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS.

Health care delivery expenses consist primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract through August 31, 2004. Under the contract, SMHS provided health care services to 710,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 50,300 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services were performed for active duty personnel and family members as well as retired military families.

General and Administrative Expenses increased from $33.8 million to $44.5 million, an increase of approximately $10.7 million or 31.5%. The primary increase in G&A expenses is the $4.3 million to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. The remaining increases in G&A expenses are primarily due to increases in payroll and benefits and brokers' fees. As a percentage of revenues, G&A expenses were 11.3% for 2004, compared to 8.7% in 2003. As a percentage of medical premium revenue, G&A expenses were 15.4% for 2004, compared to 13.9% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance operations described above, our 2004 G&A expenses, as a percentage of total operating revenues and medical premium revenue for the three month period, were 10.4% and 14.0%, respectively.

Interest Expense decreased from $1.3 million to $1.2 million, a decrease of $74,000 or 5.7%. The decrease is due to costs incurred relative to the senior convertible debentures in 2003. We incurred a facility fee of 0.375% on our revolving credit facility through September 30, 2004. Our revolving credit facility amendment on October 19, 2004 will reduce that fee to 0.3%.

Other Income (Expense), Net resulted in expense of $49,000 for 2004 compared to income of $100,000 for 2003. The expense in 2004 was primarily related to the loss on sale of certain assets.

Provision for Income Taxes was recorded at $16.7 million for 2004 compared to $11.8 million for 2003. The effective tax rate for 2004 was 35.3% compared to 34.7% for 2003. Our effective tax rate is greater than the statutory rate due to state income taxes and other non-deductible expenses.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net income from discontinued operations for 2003 was approximately $30,000.

Discontinued Texas HMO health care operations. There is very little activity remaining relative to our discontinued Texas operations and there was no income or loss for the current period. We have discontinued paying most Texas claims, as our evidence of coverage requires that all claims must be settled within 18 months of the time of service.

Discontinued CII workers' compensation operations. On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity. The activity related to this transaction, subsequent to the March 31, 2004 closing date, has been discussed above.

The sale of Cal Indemnity includes a note receivable of $62.0 million, plus accrued interest, payable in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. No adjustment to the note was recorded in the quarter. Interest accrues quarterly on the note at 4.0% per annum.

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Total Operating Revenues increased approximately 11.8% from $1.11 billion to $1.24 billion.

The change in operating revenues was comprised of the following:

  An increase in medical premiums of $117.5 million

  An increase in military contract revenues of $1.7 million

  A decrease in professional fees of $1.1 million

  An increase in investment and other revenues of $13.0 million

Medical Premiums from our HMO and managed indemnity insurance subsidiaries increased from $717.1 million to $834.6 million, an increase of $117.5 million or 16.4%. The increase in premium revenue reflects an 11.7% increase in commercial member months (the number of months individuals are enrolled in a plan), a 5.7% increase in Medicare member months and a 29.3% increase in Medicaid member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 7% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 4%, net of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003. The basic Medicare rate increase received in 2004 was approximately 2.2%. Our overall Medicare rate increase was approximately 14.2% due primarily to the impact of the MMA, as previously described, which started in March 2004.

Our commercial membership increased from 199,400 at September 30, 2003 to 222,200 at September 30, 2004. Our commercial member retention was over 95% on renewals through September 30, 2004, which represents approximately 78% of our total commercial membership.

Military Contract Revenues increased from $352.6 million to $354.3 million, an increase of $1.7 million or 0.5%. Revenue increases were the result of increased health care bid revenue consistent with the terms of SMHS' negotiated contract extension period along with incremental change order revenues and final bid price adjustments on option periods three and four. These revenue increases were partially offset by eight months of health care delivery in 2004 compared to nine months in 2003. The final bid price adjustments resulted in revenue increases of approximately $6.1 million for option period three (June 1, 2000 to May 31, 2001), which is 3.4% of the final revenue settlement amount for that period and $4.3 million for option period four (June 1, 2001 to May 31, 2002), which is 2.3% of the final revenue settlement amount for that period. The impact on income before taxes of the final bid price adjustments for option periods three and four was an increase of $6.6 million. The total impact on income before taxes of the change orders, bid price adjustments and other contractual settlements was an increase of $16.3 million. Offsetting these increases is one less month of revenue under the contract, which ended August 31, 2004, as previously described.

In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction is up to $4 million with the final value contingent on SMHS' operational performance through August 2004. SMHS has recorded revenue of approximately $2.8 million pursuant to this agreement during 2004.

Professional Fees decreased from $27.4 million to $26.3 million, a decrease of $1.1 million, or 4.1% primarily as a result of the outsourcing of our eye care unit in late 2003. The outsourcing of these services reduced both our revenue and corresponding expenses.

Investment and Other Revenues increased from $14.6 million to $27.5 million, an increase of $13.0 million or 88.9%. The primary increase in investment and other revenues is in administrative services revenue due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have been engaged to administer claims through a third party claims administrator for a period of fifteen years as well as perform certain transition and managed care services. Total revenue associated with these services for 2004 was $10.1 million. The cost to provide these services is reflected in our general and administrative expenses. The remaining increase in investment and other revenues is due primarily to higher average invested balances.

Medical Expenses increased from $572.0 million to $650.7 million, an increase of $78.7 million or 13.8%. The increase is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased from 76.8% to 75.6%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases. We incurred capitation expenses with non-affiliated providers of $85.1 million and $75.2 million, or 13.1% and 13.1%, of our total medical expenses for the nine months ended September 30, 2004 and 2003, respectively.

Military Contract Expenses decreased from $344.1 million to $313.0 million, a decrease of $31.1 million or 9.0%. The decreased expenses are the result of SMHS completing its final month of health care operations under the TRICARE contract in August. In addition, the 2004 contract expenses included final bid price adjustments on option periods three and four of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $1.9 million for option period three, which is 0.9% of the final contract expense settlement amount for that period and a contract expense increase of $1.9 million for option period four, which is 0.8 % of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2003, however, 2003 includes T-Nex related costs of $8.1 million. Included in our military contract expenses for both periods is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS.

General and Administrative Expenses increased from $101.8 million to $126.9 million, an increase of approximately $25.1 million or 24.6%. The primary increase in G&A expenses is the $10.1 million to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. The remaining increases in G&A expenses are primarily due to increases in payroll and benefits, premium taxes, and brokers' fees. As a percentage of revenues, G&A expenses were 10.2% for 2004, compared to 9.2% in 2003. As a percentage of medical premium revenue, G&A expenses were 15.2% for 2004, compared to 14.2% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance operations described above, our 2004 G&A expenses, as a percentage of total operating revenues and medical premium revenue for the nine month period, were 9.4% and 14.0%, respectively.

Interest Expense decreased from $4.4 million to $3.6 million, a decrease of approximately $900,000 or 19.9%. The decrease was primarily due to the write off of the remaining deferred financing fees on our amended and restated credit facility of approximately $800,000 in 2003.

Other Income (Expense), Net resulted in income of $114,000 for 2004 compared to expense of approximately $243,000 for 2003. The expense in 2003 was primarily related to the loss on sale of certain assets.

Provision for Income Taxes was recorded at $53.4 million for 2004 compared to $30.9 million for 2003. The effective tax rate for 2004 was 35.9% compared to 34.7% for 2003. Our effective tax rate is higher than the statutory rate due primarily to state income taxes and other non-deductible expenses.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations. The net loss from discontinued operations for 2004 was $486,000 compared to approximately $621,000 for 2003. The Texas HMO health care operations had net income of $196,000 for 2004, which was offset by a net loss on the CII workers' compensation operations of $682,000.

Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2004 is the result of favorable development in the medical claim liabilities and legal reserves.

Discontinued CII workers' compensation operations. On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity. Our Condensed Consolidated Statement of Income for the nine months ended September 30, 2004 reflects the activity of the discontinued operations through the disposal date, March 31, 2004. Any future activity related to this disposal will be reflected in continuing operations as previously discussed.

The discontinued workers' compensation operations for 2004 had a net loss of $682,000 compared to a loss of $3.9 million for 2003. Net earned premiums decreased by $78.5 million or 80.5% and investment and other revenue decreased by $7.6 million or 85.5% as the 2004 results include activity through March 31, 2004. Expenses decreased in the CII workers' compensation operations by $91.5 million or 80.7% due to the overall decrease in premiums.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $96.8 million for the nine months ended September 30, 2004 compared to $68.0 million in 2003. We received eight monthly CMS payments during the first nine months of 2004 and 2003 as the January payments were received at the end of December. When the first quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $129.7 million in 2004 and $97.9 million in 2003. We believe presenting this adjustment for the timing of the CMS payments is useful for making a nine-month period-to-period comparison of our cash flow from continuing operations. We used the majority of the cash flow for the repurchase of the Company's common stock. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings.

We expect that the loss of the T-Nex contract will adversely affect our cash flow from operations in the fourth quarter of 2004 through the first half of 2005. During the phase-out period, we expect that SMHS will use $20.0 million to $25.0 million of its cash, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

Net cash used for investing activities of continuing operations during 2004 included $19.6 million in capital expenditures associated with clinical expansion, continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The primary expenditures during the third quarter were for two separate parcels of land for future clinics totaling $8.7 million. The net cash change in investments for the year was a decrease in investments of $74.8 million as investments were converted to cash equivalents and used to repurchase the Company's common stock.

Net cash used for financing activities of continuing operations during 2004 included borrowing on our revolving credit facility of $10.0 million offset by payments of $1.5 million on other debt. Proceeds from the issuance of stock in connection with stock plans were $22.7 million and cash of $112.3 million was used to repurchase Sierra common stock.

Discontinued operations provided cash of $1.9 million in 2004, compared to cash used of $25.0 million in 2003. Cash provided in 2004 was primarily the result of the sale of Cal Indemnity.

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

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. Interest on the facility was initially LIBOR plus 2.25% and has been LIBOR plus 2.00% since the third quarter of 2003. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility has been amended to extend the maturity of the facility to December 31, 2009, increase the availability to $100.0 million and reduce the interest to LIBOR plus 1.5% based on current ratios. The facility is available for general corporate purposes. As of September 30, 2004, the Company has drawn $10.0 million on this facility.

The credit facility is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all of the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

The revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Per the most recent amendment, based on us exceeding a certain covenant ratio requirement, our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchases

From January 1, 2004 through September 30, 2004, we purchased 2.9 million shares of our common stock, in the open market or negotiated transactions, for $112.3 million at an average cost per share of $38.47. During the quarter ended September 30, 2004, we purchased 705,000 shares of our common stock, in the open market or negotiated transactions, for $29.5 million at an average cost per share of $41.87. Based on approval by our Board of Directors on May 20, 2004, we currently have $43.0 million available for share repurchases. Our revolving credit facility, as amended, currently allows for unlimited stock repurchases. We have not repurchased any shares subsequent to September 30, 2004 through October 21, 2004.

Included in the repurchases for the first quarter of 2004 are 500,000 shares we purchased from our CEO, at $32.00 per share, for a total of $16.0 million. The closing price of our common stock on the date of the transaction, February 11, 2004, was $32.35. Included in the repurchases for the second quarter of 2004 are an additional 500,000 shares we purchased from our CEO, at $43.20 per share, for a total of $21.6 million. The closing price of our common stock on the date of the transaction, May 27, 2004, was $43.25. The independent directors of our Board of Directors approved both of the purchases.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $16.8 million at September 30, 2004. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $196.0 million in cash and cash equivalents held at September 30, 2004, including discontinued operations, $2.0 million was held by discontinued operations and $122.0 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at September 30, 2004. The amounts presented below include all future payments associated with each obligation including interest expense.

                                            Long-Term   Capital   Operating
                                              Debt      Leases     Leases      Total
                                            ---------  ---------  ---------  ---------
  (In thousands)

Continuing Operations
------------------------
Payments due within 12 months............. $   2,588  $     115  $  19,063  $  21,766
Payments due in 13 to 36 months...........    15,175        231     35,297     50,703
Payments due in 37 to 60 months...........     5,175        123     33,265     38,563
Payments due in more than 60 months.......   149,931        100    101,977    252,008
                                            ---------  ---------  ---------  ---------
     Total Continuing Operations.......... $ 172,869  $     569  $ 189,602  $ 363,040
                                            =========  =========  =========  =========
Discontinued Operations
------------------------
Payments due within 12 months............. $      --  $     235  $      --  $     235
Payments due in 13 to 36 months...........        --         --         --         --
Payments due in 37 to 60 months...........        --         --         --         --
Payments due in more than 60 months.......        --         --         --         --
                                            ---------  ---------  ---------  ---------
     Total Discontinued Operations........ $      --  $     235  $      --  $     235
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

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act, or ERISA, which regulates insured and self- insured health care coverage plans offered by employers, to eliminate or reduce the pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms or commission arrangements) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include, but are not limited to, possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

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

For a more detailed description of our critical accounting policies and estimates, see Part II, Item 7 of our 2003 annual report on Form 10-K. As of September 30, 2004, our critical accounting policies have not changed from those described on our annual report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2003 annual report on Form 10-K filed on March 5, 2004.

Membership

                                           Number of Members at September 30,
                                           ----------------------------------
                                                 2004              2003
                                           ----------------  ----------------
HMO
  Commercial.............................          222,200           199,400
  Medicare...............................           53,000            50,400
  Medicaid...............................           49,100            38,800
Managed Indemnity........................           25,600            23,700
Medicare Supplement......................           16,600            17,900
Administrative Services..................          186,600           191,800
                                           ----------------  ----------------
  Subtotal...............................          553,100           522,000
TRICARE Eligibles........................               --           704,300
                                           ----------------  ----------------
Total Members............................          553,100         1,226,300
                                           ================  ================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, we had unrealized holding losses on available for sale investments of $112,000, net of tax, compared to unrealized holding losses of $479,000, net of tax, at December 31, 2003. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At September 30, 2004, we had outstanding $115.0 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility is currently LIBOR plus 1.5%. At September 30, 2004, we have $10.0 million outstanding on this facility.

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

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although Sierra is not a named defendant, we have been notified that we have been named as a co-conspirator in the class action lawsuit, In Re: Managed Care Litigation: MDL No. 1334. The following summary is based upon information obtained from certain publicly filed documents. Beginning in 1999, a series of class action lawsuits were filed against most other major entities in the health benefits business. A multi-district litigation panel has consolidated most of these cases in the Southern District Court of Florida, Miami division. The plaintiffs assert that the defendants improperly paid providers' claims and "downcoded" their claims by paying lesser amounts than they submitted. The complaint alleges, among other things, multiple violations under the Racketeer Influenced and Corrupt Organizations Act, or RICO, as well as various breaches of contract and violations of regulations governing the timeliness of claim payments. The consolidated suits seek injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery commenced on September 30, 2002. In November 2002, the Eleventh Circuit Court granted the industry defendants' petition to review the class certification order. That appeal is pending. On April 7, 2003, the United States Supreme Court determined that the RICO claims against certain defendants should be arbitrated. On September 15, 2003, the district court granted in part and denied in part the industry defendants' further motion to compel arbitration. Significantly, the court denied the industry defendants' motion with respect to plaintiffs' derivative RICO claims. On September 19, 2003, the industry defendants appealed the district court's arbitration order to the Eleventh Circuit Court of Appeals. Discovery is ongoing and a trial date has been set for March 14, 2005. In the meantime, two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Below, is a summary of stock repurchases for the nine months ended September 30, 2004. See Note 4 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

                                                                                Total number      Maximum number   Approximate doll
                                                                            of shares purchased   of shares that   value of shares
(In thousands, except per share data)        Total number        Average    as part of publicly     may yet be     that may yet be
                                              of shares        price paid      announced plan    purchased under   purchased under
                 Period                      repurchased (1)    per share        or program        the plan (2)      the plan (3)
-------------------------------------------  -------------    ------------- -------------------- ----------------  ----------------
Beginning shares available to be purchased                                                                 2,270                --
January 1, 2004 - January 31, 2004                     --               --                   --            2,270                --
February 1, 2004 - February 29, 2004 (4)              663    $       31.86                  663            1,607                --
March 1, 2004 - March 31, 2004                        317            34.19                  317            1,290                --
April 1, 2004 - April 30, 2004                         16            34.91                   16            1,274                --
May 1, 2004 - May 31, 2004                            590            39.20                  590              684 $          70,000
June 1, 2004 - June 30, 2004 (5)                      628            43.20                  628               56            70,000
July 1, 2004 - July 31, 2004                           95            43.46                   95               --            68,334
August 1, 2004 - August 31, 2004                      610            41.62                  610               --            42,963
September 1, 2004 - September 30, 2004                 --               --                   --               --            42,963

  Certain repurchases were made pursuant to a 10b-5 plan.

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

  On May 20, 2004, the Company's Board of Directors authorized the Company to purchase an additional $70.0 million of its common stock. The repurchase program has no stated expiration date, and commenced after the previously authorized share repurchase was completed.

  Includes 500,000 shares the Company purchased from its CEO at $32.00 per share.

  Includes 500,000 shares the Company purchased from its CEO at $43.20 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(10.5)	Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996, as Amended and Restated August 5, 2004.
(31.1)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: October 25, 2004