Form 10-K
period 2004-12-31
SIERRA HEALTH SERVICES INC
filed 2005-03-14
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Address of principal executive offices, including zip code)

(702) 242-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.005	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes   [X]     No [     ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004 was $1,065,576,000.

      The number of shares of the registrant's common stock outstanding on March 7, 2005 was 26,707,000.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT Portions of the registrant's definitive proxy statement for its 2005 Annual meeting to be filed with the SEC not later than 120 days after the end of the fiscal year.	WHERE INCORPORATED Part III

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

In addition, we have a subsidiary that administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered an eight-month phase-out period at substantially reduced revenues.

Required financial information by business segment is set forth in Note 18 of the Notes to the Consolidated Financial Statements. Unless otherwise indicated, information presented in this 2004 Form 10-K is for continuing operations and excludes the discontinued Texas HMO health care operations and workers' compensation insurance operations.

Subsidiary Summary

The following briefly describes our significant subsidiaries:

Managed Care Operations:

Health Insurers:
  Health Plan of Nevada, Inc. (HPN), a Nevada corporation, is a federally qualified health maintenance organization or HMO.

  Sierra Health and Life Insurance Company, Inc. (SHL), a California corporation, provides managed indemnity plans, as well as Medicare Select products in five states.

Multi-specialty medical group and other ancillary services to support our managed health care operations:

  Southwest Medical Associates, Inc. (SMA) is Nevada's largest multi-specialty medical group serving as the primary care provider for almost 75% of our southern Nevada HMO members.

  Behavioral Healthcare Options, Inc. provides mental health and substance abuse services.

  Family Health Care Services is a Medicare certified full service home health agency licensed by the State of Nevada, providing in-home care and case management.

  Sierra Home Medical Products, Inc. provides home infusion care and home medical equipment and supplies.

  Family Home Hospice, Inc. is a Medicare/Medicaid certified agency that provides in-home hospice care and counseling for the terminally ill.

  Other managed care operations:

    Sierra Health-Care Options, Inc. operates third-party network access and utilization review services for employer-funded health benefit plans.

    Sierra Nevada Administrators, Inc. operates as a third-party administrator of workers' compensation claims for self-insured Nevada employers.

  Military Health Services Operations:

    Sierra Military Health Services, LLC administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1 and is currently in a phase-out of its operations.

  Discontinued Texas HMO Health Care Operations:

    Sierra Health Holdings, Inc. a Nevada corporation, is the parent company for Texas Health Choice, L.C., and is a part of our discontinued Texas HMO health care operations.

  Discontinued Workers' Compensation Insurance Operations:

    CII Financial, Inc. a California corporation, was the parent company of our four workers' compensation insurance companies that were sold in March 2004.

  Managed Care Products and Services

  The primary types of health care coverage offered by our subsidiaries are HMO plans (including Medicare and Medicaid), HMO Point of Service (POS) plans, managed indemnity plans, which include a managed indemnity PPO option and Medicare supplement products. As of December 31, 2004, we provided HMO products to approximately 330,000 members. We also provided managed indemnity products to approximately 26,000 members, Medicare supplement products to approximately 16,000 members, and administrative services to approximately 188,000 members. Medical premiums accounted for approximately 72% of total revenues from continuing operations in 2004.

  Health Maintenance Organizations. We operate a mixed model HMO in Las Vegas, Nevada, in which we use our own multi-specialty medical group as well as a network of independent contracted providers. We also operate a network model HMO in Reno, Nevada. Independent contracted primary care physicians and specialists for our HMO are compensated on a capitated or modified discounted fee-for-service basis. Contracts with our primary hospitals are on a per diem or diagnosis related group (DRG) basis. Members receive a wide range of coverage after paying a co-payment and are eligible for preventive care coverage.

  Our commercial HMO plans offer traditional HMO benefits and POS benefits. At December 31, 2004, we had approximately 226,000 commercial members. Based on data provided by the Nevada State Health Division, as of September 30, 2004, we maintain approximately 65% of the Nevada, and approximately 78% of the southern Nevada, commercial HMO market share. In southern Nevada, HMOs have a market penetration of under 22%.

  We also offer a Medicare risk product that we market directly to Medicare-eligible beneficiaries. The monthly payment we receive for Medicare members is determined by a formula established by federal law. As of December 31, 2004, we had approximately 53,000 Medicare members. Approximately 52,000 of those were enrolled in the Social HMO, which is discussed below.

  In addition, as of December 31, 2004, we had approximately 40,000 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for

  Needy Families or the Children's Health Assurance Program categories of the State of Nevada's Medicaid program. We also have 11,000 Nevada Check Up members. Nevada Check Up is the State Children's Health Insurance Program, which covers uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's managed care division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery.

  Social Health Maintenance Organization. In 1996, we entered into a Social HMO contract with the Centers for Medicare and Medicaid Services (CMS) pursuant to which a large portion of our Medicare risk members receive certain expanded benefits for which we receive additional revenues. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on our eligible Medicare members. The additional benefits include, among other things, assisting eligible Medicare members with activities of daily living such as bathing, dressing and walking. Members are eligible for the additional benefits based on need, as identified by the health risk assessments.

  Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2004, we were paid 90% based on the previous payment approach and 10% based on the new approach. Excluding the effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) the new payment methodology reduced our rate increase by 60 basis points. The Social HMO program has been administratively extended by CMS but will phase-out at the end of 2007. For 2005, 2006 and 2007, we will be paid 70%, 50% and 25%, based on the previous payment approach and 30%, 50% and 75%, based on the new approach, respectively. The extension of the Social HMO program through 2007 will serve as a transition period so that we can convert to a Medicare Advantage plan in 2008.

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

  During 2004, we provided managed indemnity and/or Medicare supplement services to members in Colorado, Iowa, Louisiana, Nevada and Texas. As of December 31, 2004, our managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

  Ancillary Medical Services. Most of our managed health care services in Clark County, Washoe County, and surrounding rural areas are provided through our independent contracted network of approximately 2,700 providers and 36 hospitals. These Nevada networks include our affiliated multi-specialty medical group, which provides primary care medical services for almost 75% of our southern Nevada HMO members and employs approximately 210 primary care and other providers in various medical specialties. Through our affiliates, the following services are offered: urgent care; home health care; hospice care; behavioral health care; home infusion; oxygen and durable medical equipment; ambulatory surgery; and radiology. As of December 31, 2004, mental health and substance abuse services were provided to approximately 294,000 participants.

  We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

  Administrative Services. Our administrative services products provide, among other things, PPO network access and utilization review services to large employer groups that are self-insured. As of December 31, 2004, approximately 188,000 members were enrolled in our health administrative services plans. In addition, we provide administration services for self-insured workers' compensation plans. The revenues and expenses for these services are included in investment and other revenues and in general and administrative expenses, respectively, in the Consolidated Statements of Operations.

  Military Contract Services

  Sierra Military Health Services, LLC (SMHS). Pursuant to a triple-option health benefits contract, known as TRICARE, with the Department of Defense (DoD), SMHS provided managed health care coverage to dependents of active duty military personnel, military retirees and dependents of military retirees through subcontractor partnerships and individual providers in Region 1. SMHS also performed specific administrative services, including health care appointment scheduling, enrollment, network management and health care management services. SMHS performed these services using primarily DoD information systems.

  We submitted a proposal in January 2003 for the Next Generation TRICARE (T-Nex) North Region contract, which includes Region 1. We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

  In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction was $4.0 million and was contingent on SMHS' operational performance through October 2004. SMHS recorded the full revenue of $4.0 million pursuant to this agreement based on its operational performance.

  Discontinued Workers' Compensation Insurance Operations

  Workers' Compensation Subsidiary. On October 31, 1995, we acquired CII Financial, Inc. (CII) for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII. Sierra's Board of Directors authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

  On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company (Cal Indemnity) and its subsidiaries. Cal Indemnity was CII's only significant asset. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

  On March 31, 2004, we completed the sale of Cal Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

  We received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment is a timing difference and is expected to be repaid to us over the next few years. The transaction also included a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. At December 31, 2004, based on actuarially determined loss development projections, we recorded a valuation allowance on the note receivable of $15.0 million.

  Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense (ULAE) reserves to be paid to Sierra. Offsetting these assets was a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were initially recorded in conjunction with the sale of Cal Indemnity.

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

  Membership

  Period End Membership:

	At December 31,
	2004	2003	2002	2001	2000
Continuing Operations:
HMO:
Commercial	226,000	202,000	187,000	175,000	140,000
Medicare	53,000	51,000	48,000	45,000	42,000
Medicaid	51,000	39,000	37,000	27,000	15,000
Managed indemnity	26,000	25,000	27,000	29,000	31,000
Medicare supplement	16,000	18,000	19,000	23,000	28,000
Administrative services	188,000	193,000	221,000	196,000	197,000

Subtotal	560,000	528,000	539,000	495,000	453,000
TRICARE eligibles	—	707,000	678,000	639,000	621,000

Total Membership, Continuing Operations	560,000	1,235,000	1,217,000	1,134,000	1,074,000

Discontinued Operations:
HMO:
Commercial	—	—	—	43,000	73,000
Medicare	—	—	—	12,000	8,000

Total Membership, Discontinued Operations	—	—	—	55,000	81,000

  We categorize groups by size into small, mid-size and large. At December 31, 2004, the breakdown of our commercial membership by size and type are as follows:

Membership By Commercial Employer Group Size		Membership By Commercial Employer Group Type

1 - 50 employees (small)	7.8%	Gaming	45,000	19.9%
51 - 500 employees (mid size)	29.4%	School districts	24,000	10.6%
501 + employees (large)	62.8%	Government	28,000	12.4%
		National accounts	22,000	9.7%
Total	100.0%	Unions	21,000	9.3%
		All others	86,000	38.1%

		Total	226,000	100.0%

  During 2004, 2003 and 2002, we received approximately 28.9%, 25.3% and 26.6%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare beneficiaries. Our contract with CMS is subject to annual renewal at the election of CMS and requires us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply. The termination of our contract with CMS and the loss of our Medicare revenue would have a material adverse effect on our business. In addition, there may be legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty, see Government Regulation and Recent Legislation.

  Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on generally 60 days prior notice. For the fiscal year ended December 31, 2004, our six largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustment.

  Provider Arrangements and Cost Management

  HMO and Managed Indemnity Products. A significant distinction between our health care delivery system and that of many other managed care providers is the fact that almost 75% of our southern Nevada HMO members receive primary health care through our own multi-specialty medical group. We also make health care available through independent contracted groups of physicians, hospitals and other providers.

  Under our HMO, the member selects a primary care physician who provides or authorizes certain non-emergency medical care given to that member. We compensate our independent contracted primary care physicians by using both capitation and/or modified fee-for-service payment methods. We have negotiated capitated and/or reduced fee-for-service agreements with our specialty network as well. We monitor certain health care utilization, including evaluation of elective surgical procedures, quality of care and the financial stability of our capitated providers to facilitate access to services and member satisfaction.

  We negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. We believe that we currently have a favorable contract with our primary southern Nevada contracted hospital organization, comprised of Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center. These facilities are owned by HCA Inc.. Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis. Our contract with HCA Inc. contains a clause, which, based on our meeting certain utilization requirements, requires HCA Inc. to provide us with their best rates in the market place. Since the majority of our southern Nevada hospital days are at these facilities, this contract assists us in managing a significant portion of our medical costs. We can be, and at times have been, affected by these hospitals' limited capacity and have had to place our members in other facilities, some with a higher cost to us, due to a shortage of available beds at these hospitals. In general, our other hospital contracts in Las Vegas are based on a fixed per diem rate structure.

  For hospitals other than HCA Inc., our contracts typically renew automatically with both parties granted the right to terminate after a notice period ranging from three to twelve months. Our current contract with HCA Inc. expires December 31, 2006. Reimbursement arrangements with other health care providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate is based on a per day of service charge for specified types of care), capitation, discounted per diem, DRG and modified fee-for-service arrangements. To the extent feasible, when negotiating non-physician provider arrangements, we solicit competitive bids.

  For services to members utilizing a PPO plan, we reimburse participating physicians on a modified fee-for-service basis and we reimburse participating hospitals on a per diem basis. For services rendered under a standard indemnity plan, pursuant to which a member may select a non-plan provider, we reimburse non-contracted physicians at a pre-established rate based on a usual and customary reimbursement methodology.

  We manage health care costs through our large case management program, utilization review, monitoring of care in the appropriate setting and by member education on how and when to use the services of our plans and how to manage chronic disease conditions. We audit some hospital bills and review some hospital and high volume providers' claims to ensure appropriate billing and utilization patterns. We also perform some monitoring of the appropriateness of the referral process from the primary care physician to the specialty network. Further, we utilize our home health care agency and our hospice, which help to minimize hospital admissions and the length of stay.

  Military Contract Services. Under our former TRICARE contract, dependents of active duty military personnel, military retirees and dependents of military retirees chose one of three option plans available to them for health care services: (i) TRICARE Prime (an HMO style option with a self-selected primary care manager and no deductibles); (ii) TRICARE Extra (a PPO style option with deductibles and cost shares); or (iii) TRICARE Standard (an indemnity style option with deductibles and cost shares). In the most recent year, approximately 37% of eligible beneficiaries received their primary care through existing military treatment facilities. SMHS negotiated discounted contracts with approximately 37,000 individual providers, 2,700 institutions and 10,000 pharmacies to provide supplemental network access for TRICARE Prime and Extra beneficiaries. SMHS' contracts with providers were primarily on a discounted basis from the TRICARE established fee schedule with renewal and termination terms similar to our commercial practice. SMHS was at-risk for and managed the health care service cost of all TRICARE Extra and Standard beneficiaries, as well as a small percentage of TRICARE Prime beneficiaries.

  SMHS implemented the TRICARE Senior Pharmacy Program (Senior Rx) on April 1, 2001. The Senior Rx program enabled Military Health Services Medicare eligible beneficiaries, age 65 and over, to obtain prescription drugs, and the supplies necessary for the administration of pharmaceuticals, from a network of retail pharmacies, non-network retail pharmacies or through the National Mail Order Pharmacy. SMHS did not assume any health care underwriting risk under that program, which expired on June 1, 2004.

  On October 1, 2001, SMHS implemented the TRICARE for Life program. The additional DoD program provided continued TRICARE coverage to military family retirees age 65 and over, as a supplement to Medicare. SMHS did not assume any health care underwriting risk under the additional program. On August 31, 2004, SMHS ceased arranging for the provision of health care services to TRICARE beneficiaries.

  Risk Management

  We maintain general and professional liability, property and fidelity insurance coverage in amounts that we believe, based upon historical experience, are adequate for our operations. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. Our current primary medical professional liability policy provides coverage in the amount of $1 million per loss event with an annual aggregate limit of coverage per provider of $3 million. We have purchased excess medical professional liability and managed care coverage that requires us to be responsible for a self-insured retention of $3 million per loss event. In the case of a medical professional liability loss event, the $1 million primary policy limit will apply toward the $3 million self insured retention. The primary and excess medical professional liability policies apply retroactively to June 15, 2001. In addition, we require all of our independent contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which we contract are, however, self-insured. We also maintain stop-loss insurance that reimburses us between 50% and 90% of hospital charges for each individual member of our HMO and managed indemnity plans whose hospital expenses exceed $350,000 and $150,000, respectively, during the contract year and up to $2 million per member per lifetime. In the ordinary course of business, we are subject to claims that are not insured, principally claims for punitive damages and claims that fall within the applicable self-insured retention.

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

  In 2004, we updated our data center disaster recovery plan and we completed a business continuity plan. We completed the rollout of an electronic medical record system and the expansion of an automated care management system to support the coordination of care for seniors enrolled in our Social HMO program. We believe we are in compliance with the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as required by the Privacy Rule and the Standards for Code Sets and Electronic Transactions. Other security and controls work was completed to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

  There can be no assurance that we will be able to maintain and enhance our information systems including ongoing HIPAA and Sarbanes-Oxley compliance. Our failure to maintain and enhance our information systems could have a material adverse impact on our business and results of operations.

  We view our information systems capability as critical to the performance of ongoing administrative functions and integral to quality assurance and the coordination of patient care. We are continually modifying or improving our information systems capabilities in an effort to improve operating efficiencies and service levels.

  Quality Assurance and Improvement

  We promote continuous improvement in the quality of member care and service through our quality programs. Our quality programs are a combination of quality assurance activities and include the retrospective monitoring and problem solving associated with the quality of care delivered. Continuous quality improvement activities include the trending and analysis of ongoing aggregate data for purposes of prospective planning.

  Our quality assurance methodology is based on: (i) collection and analysis of data; (ii) reviews of adverse health outcomes as well as appropriateness and quality of care; (iii) focused reviews of high volume/high risk diagnoses or procedures; (iv) monitoring for trends; (v) peer review of the clinical process of care; (vi) development and implementation of corrective action plans, as appropriate; (vii) monitoring compliance/adherence to corrective action plans; and (viii) assessment of the effectiveness of the corrective action plans.

  Our quality improvement methodology is based on: (i) collection and analysis of data; (ii) analysis of barriers to achieving goals and/or benchmarks; (iii) development and implementation of interventions to address barriers; (iv) remeasurement of data to assess effectiveness of interventions; (v) development and implementation of new or additional interventions, as appropriate; and (vi) follow-up remeasurement of data to assess effectiveness or sustained impact.

  Several independent organizations have been formed for the purpose of responding to external demands for accountability in the health care industry. The National Committee for Quality Assurance (NCQA) and the Utilization Review Accreditation Commission (URAC) currently evaluate certain of our subsidiaries.

  The NCQA is an independent, not-for-profit organization that evaluates managed care organizations and assesses and reports on the quality of managed care plans by evaluating over 60 standards that fall into four categories: (i) quality management and improvement; (ii) utilization management; (iii) members' rights and responsibilities; and (iv) credentialing and recredentialing. The NCQA's accreditation levels include excellent, commendable, accredited, provisional and denied. In 2003, we earned a "Commendable" status from the NCQA for our commercial HMO, commercial POS, and Medicare HMO product lines. "Commendable" status is awarded to plans that demonstrate levels of service and clinical quality that meet or exceed NCQA's rigorous requirements for consumer protection and quality improvement.

  URAC's Health Utilization Management Standards (UM standards) program is the largest and most recognized program of its type in the United States. The UM standards are meant to ensure organizations follow a process that is clinically sound, promotes quality care and respects members' rights. URAC performs reviews of standards in the following categories: confidentiality, staff qualifications, program qualifications, information upon which organizations conduct utilization management, procedures for review determination and procedures for appeals of determinations not to certify (expedited and standard appeals). The URAC accreditation levels include full, conditional, corrective action, denied, or withdrawn. Applicants who successfully meet all requirements are awarded a full two-year accreditation. In 2003, our HPN, SHL, Sierra Health-Care Options, Inc., and Behavioral Healthcare Options, Inc., utilization management operations were all "fully accredited" by URAC, under URAC's UM standards program.

  There can be no assurance, however, that we will maintain NCQA, URAC or other accreditations in the future and there is no basis to predict what effect, if any, the lack of accreditations could have on our competitive position.

  Underwriting

  HMO. We develop premium rates for our various health plans primarily through a "community rating by class" (CRC) methodology. Under the CRC method, all costs of basic benefit plans for our entire membership population are aggregated, projected forward to future periods and expressed on a "per member per month" basis. Subject to certain legal constraints, actuarial adjustments are made to the base premium rates for demographic variations specific to each employer group. Such variations may include, but are not limited to, the average age and gender of their employees, group size, area, health status, and industry. For most employer groups, the adjusted rates are then converted to tiered premium rates for various coverage types, such as single or family coverage. For some small employer groups, the final premium rates are expressed in a table format using age range bands and gender of each employee and dependent.

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

  Managed Indemnity. Premium charges for our managed indemnity products are set in a manner similar to the CRC method described above. The actual health claim experience is used in whole or blended with calculated CRC rates to develop final premium rates for larger employer groups. This rating process includes the use of utilization, adjustments for incurred but not reported claims, inflationary factors, credibility and specific reinsurance pooling levels for large individual claims. Final premium rates are again generally expressed as tiered rates for larger employer groups or as age/gender banded rates for smaller employer groups.

  Competition

  HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO networks, other HMOs and traditional indemnity carriers. Many of our competitors have substantially larger total enrollments, greater financial resources and offer a broader range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large PPO network and flexible benefit plans to attract new members. Competitive pressures may result in reduced membership levels. Any reductions could materially affect our business and results of operations.

  Ratings

  Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of Sierra's HMO and health and life insurance subsidiaries and senior convertible debt are as follows:

	A.M. Best Company, Inc.		Fitch Ratings		Standard & Poor's Corp.

	Rating	Ranking	Rating	Ranking	Rating	Ranking

Financial Strength Rating:
HMO and health and life insurance subsidiaries	B++ Very Good	5th of 16	BBB Good	9th of 23	n/a	n/a

Debt Rating:
Senior convertible debentures	BB Speculative	12th of 22	BB Speculative	12th of 23	B+ Speculative	14th of 22

  The financial strength ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders and debenture holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures.

  Government Regulation and Recent Legislation

  HMOs and Managed Indemnity. Federal and state governments have enacted statutes that extensively regulate the activities of HMOs. Among the areas regulated by federal and state law are the scope of benefits available to members, grievances, appeals, external review of adverse benefit determinations, prompt payment of claims, premium structure, enrollment requirements, the relationships between an HMO and its health care providers and members, licensing and financial condition. Government concerns regarding increasing health care costs and quality of care could result in new or additional state or federal legislation that could impact health care companies, including HMOs, PPOs and other health insurers.

  Government regulation of health care coverage products and services is a dynamic area of law that varies from jurisdiction to jurisdiction. Amendments to existing laws and regulations are continually being considered and interpretation of the existing laws and rules changes from time to time. Regulatory agencies generally exercise broad discretion in interpreting laws and promulgating regulations to enforce their interpretations. Federal MMA legislation enacted in December 2003, while generally favorable to our business, may result in increased competition for Medicare beneficiaries and may have a material adverse effect on our business and results of operations.

  While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative changes or new regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act (ERISA) which regulates insured and self-insured health care coverage plans offered by employers, pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms), may have a material adverse effect on our business. Continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect our business and results of operations.

  In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include possible government actions relating to ERISA, the Federal Employees Health Benefit Plan (FEHBP), federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care services. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and/or regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

  In December 2003, President Bush signed into law the MMA, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans, renamed Medicare Advantage plans, received increased funding from CMS beginning March 2004. Because of the way in which the increased funding is calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans received increased funding beginning March 1, 2004. The MMA increased our Medicare payment rates by more than 15%. The increased funding was used to reduce beneficiary cost sharing, enhance benefits, and stabilize the provider network. In addition, some of the funds were placed into a benefit stabilization fund.

  The MMA expands the options that will be available to Medicare beneficiaries for their health care coverage, including regional PPOs. Beginning with the 2006 contract year, the payment methodology will change from the current government price-setting to market-place competition, whereby private health plans will compete for beneficiaries through a competitive bidding process. Nevada has been designated a discrete region and we will be evaluating the opportunities available to us for 2006 as a result of this designation.

  The MMA establishes a Medicare Part D program which, when it becomes effective January 1, 2006, will provide beneficiaries under the traditional fee-for-service Medicare program with coverage for outpatient prescription drugs, a benefit the beneficiaries don't currently have. Although varying in structure, we have to date, included coverage for prescription drugs in our benefit plans.

  Prior to the implementation of Medicare Part D in 2006, the MMA provides for an interim prescription drug discount card program. This program became operational in Spring 2004. Known as the Medicare Prescription Drug Discount Card and Transitional Assistance Program, this program is designed to provide savings for beneficiaries through discounts at retail or through mail order pharmacies, depending upon the benefit design, until the Medicare Part D program goes into effect on January 1, 2006. Medicare beneficiaries who meet income thresholds are eligible for federal subsidies to help pay for their prescription drugs under this interim program. We participate in this program as an exclusive sponsor for our Medicare members and as a general sponsor for Medicare fee-for-service members. Pending the final issuance of the Medicare Part D rules, we are evaluating the opportunity associated with applying to CMS to participate as a stand-alone Prescription Drug Program participant.

  The MMA also allowed for the implementation of Health Savings Accounts (HSAs) beginning January 1, 2004. Not generally available to Medicare beneficiaries, HSAs are designed for individuals with high-deductible health plans. Contributions to the HSAs are permitted up to the applicable plan deductible, with caps at specific amounts, and are used to pay for qualified medical expenses. In addition to allowing for HSA balances to accumulate from year-to-year, HSAs have tax advantages to employers who contribute on their employees' behalf and to individuals who contribute themselves.

  The MMA also further delayed the "lock-in" requirement until 2006. Once fully implemented, "lock-in" will restrict a Medicare beneficiary's ability to change his or her health care coverage on a monthly basis as is currently allowed; e.g., from traditional fee-for-service Medicare to a Medicare Advantage program and back again on a monthly basis. The "lock-in" requirement could slow the growth rate of our Medicare Advantage membership as potential members would have fewer opportunities to select our plan.

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

  Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Section 1320a-7b(b) (the Anti-kickback Statute) and Section 1395nn (the Stark Amendments). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti-kickback Statute and the Stark Amendments may result in criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The U.S. Department of Health and Human Services (HHS) has issued regulations establishing and defining "safe harbors" with respect to the Anti-kickback Statute and the Stark Amendments. We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the relevant safe harbors. However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government will not assert that we, or certain actions we take, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

  HIPAA contains provisions that impact us and have required operational changes as various federal departmental regulations required by the Act have been promulgated. During 2004, we substantially established the policies and ongoing procedures to comply with the health information security rule and we will complete the requirements in advance of the compliance date of April 20, 2005. Complying with the HIPAA privacy and security rules requires ongoing diligence to ensure that appropriate measures are being taken to maintain the privacy of protected health information. We believe we have management processes in place to ensure our ongoing compliance with the HIPAA privacy and security rules, once effective. Relative to the HIPAA requirements for standard EDI transactions, to date, we have implemented claims and enrollment standard transactions with a number of trading partners (e.g., providers, clearinghouses and employers). Relative to the other HIPAA defined transactions; our trading partners have not pursued the development of these transactions with us, although we are prepared to implement these transactions if requested by a covered entity with which we do business. Ongoing compliance with the HIPAA privacy and security rules and the transaction standards will be managed by HHS through a complaint process. There can be no assurance that a complaint will not be filed against us or whether there would be any material impact on our business to resolve the complaint.

  In 2003, Congress passed Do Not Call List legislation and the Federal Trade Commission and the Federal Communications Commission adopted implementing regulations in 2003 and 2004. We believe we are in compliance with the current legislation and regulations and the cost of compliance has been minimal.

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

  Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $16.8 million at December 31, 2004. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C. (TXHC) is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

  Dividends. Our HMO and insurance company subsidiaries are restricted by state law as to the amount of dividends or distributions that can be declared and paid. Moreover, insurers and HMOs domiciled in Texas, Nevada and California generally may not pay extraordinary dividends or distributions without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend or distribution" is generally defined as a dividend or distribution whose fair market value together with that of the other dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of the insurer's surplus as of the preceding December 31; or (ii) net gain from operations of a life insurer, or net income if not a life insurer, for the 12-month period ending on the preceding December 31.

  In addition, our California domiciled insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains included in any such amount) on the insurer's statutory statement as of the previous December 31.

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

  Employees

  We had approximately 2,900 employees as of March 1, 2005. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

  Other

  Our principal executive offices are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and our telephone number is (702) 242-7000. Our website is www.sierrahealth.com. We make available free of charge, through our website, by phone request or via mail request, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC).

  We also make available on our website our Corporate Governance Guidelines, Code of Ethics for Directors, Code of Ethics, Code of Conduct for the Chief Executive Officer and Senior Financial Officers, Nominating and Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. Such information is also available in print free of charge to stockholders upon request.

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

  Some of the potential issues that could cause our actual results to differ substantially from our expectations are as follows:

    loss of health care premium revenues due to heightened pricing competition or other factors;

    inadequate premium revenues due to heightened competition, miscalculations of underlying health care cost inflation, utilization and other factors in our rate filings and in underwriting accounts;

    significant reductions in account and member retention;

    inability or delays in making timely changes to health care benefits to offset the impact of inadequate premium rates;

    loss of Medicare, Medicaid, or large commercial contracts;

    a reduction in the actual proceeds to be realized from the note receivable related to the sale of our workers' compensation insurance business;

    loss of or significant changes in our health care provider contracts;

    inability or unwillingness of our contracted providers to provide health care services to our members;

    higher than expected medical costs including utilization of services;

    the introduction of new medical technologies and pharmaceuticals;

    higher costs of medical malpractice and other insurance, increased claims, reduced coverage that increases our risk exposure or the unavailability of coverage that either affects us or our contracted providers;

    unpaid health care claims and health care costs resulting from insolvencies of providers with whom we have capitated contracts;

    terrorist acts that directly affect the operation of our business and/or our providers, customers, policyholders and members;

    a sustained economic recession, especially in Nevada;

    adverse loss development on health care payables resulting from unanticipated increases or changes in our claims costs;

    adverse legal judgments that are not covered by insurance or that indirectly impact our ability to obtain insurance in the future at reasonable costs;

    significant declines in investment rates;

    inability to implement material regulatory requirements on a timely, accurate and cost effective basis;

    a ratings downgrade from insurance rating agencies, such as A.M. Best Company and Fitch Ratings, and from health care quality rating organizations, such as the NCQA or URAC;

    changes in federal or state regulations and laws or programs, including but not limited to, health care reform, other initiatives and taxes;

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

  We urge you to review carefully the section below, "Risk Factors," in Part 1, Item 1 of this 2004 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

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

  The termination of the TRICARE Region 1 contract effective September 1, 2004, will materially adversely affect our revenues and operating income for future years.

  Starting September 1, 2004, we began the phase-out of our TRICARE Region 1 contract, which is expected to occur through the second quarter of 2005. We negotiated with the Department of Defense phase-out revenues to perform certain services and processes. These phase-out revenues will be significantly less than the revenues SMHS earned under the TRICARE Region 1 contract. For the year ended December 31, 2004, our Military Health Services Operations segment accounted for $374.1 million, or 23.7%, of total consolidated revenues. For the year ended December 31, 2004, our Military Health Services Operations segment had operating income of $56.4 million, or 28.5%, of total consolidated operating income, which included favorable contractual settlements and other adjustments of approximately $25 million. Phase-out revenues for the year 2005 are expected to be approximately $8 million. In addition, there can be no assurance that the phase-out revenues will cover all of our costs incurred during this period. As a result, our failure to win the competitive procurement for the T-Nex contract will have a material adverse effect on our revenues and operating income for future years.

  The payment methodology for our Social HMO Medicare program is resulting in a lower premium rate increase. In addition, the Social HMO program is expected to be terminated on December 31, 2007. If we are unable to compensate by reducing costs, our financial results would be materially affected.

  Our Medicare program accounted for approximately 29% of our 2004 consolidated revenues from continuing operations.

  Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2004, we were paid 90% based on the previous payment approach and 10% based on the new approach. Excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. The Social HMO program has been administratively extended by CMS but will phase-out at the end of 2007. For 2005, 2006 and 2007, we will be paid 70%, 50% and 25%, based on the previous payment approach and 30%, 50% and 75%, based on the new approach, respectively. The extension of the Social HMO program through 2007 will serve as a transition period so that we can convert to a Medicare Advantage plan in 2008. Based on the most recent information available to us, our 2005 annual Medicare increase, before the effect of the new payment approach and the MMA, would have been 7.9%. The new payment approach reduced this to approximately 4% although the actual increase we will receive over the fourth quarter of 2004 will be approximately 2% as the increased MMA funds were received over the last 10 months of the year and included a proportionate share for January and February 2004.

  Every year, we receive adjustments to the amount CMS pays us for the services we provide to our Medicare enrollees and we adjust the benefits we provide to Medicare enrollees to reflect the changing CMS payments so that we can maintain our operating margin. If we are unable to adjust benefits we provide to Medicare enrollees to reflect changes in CMS payments and the associated cost of providing benefits so that we can attempt to maintain our operating margin, or if our contract with CMS were to be terminated, our financial results would be materially adversely impacted.

  As a health care company, we and our health care providers may be subject to increased malpractice costs and claims, which could adversely affect our business.

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

  Under existing Nevada law, a 50% premium tax credit is generally available to HMOs and insurers that own and substantially occupy home offices or regional home offices within Nevada. In connection with the settlement of a prior dispute concerning the premium tax credit, the Nevada Department of Insurance acknowledged in November 1993 that our HMO and insurance subsidiaries met the statutory requirements to qualify for this tax credit. We intend to take all necessary steps to continue to comply with these requirements. However, the elimination or reduction of the premium tax credit, or our failure to qualify for the premium tax credit, would substantially increase our premium tax burden and, and our financial results would be materially adversely impacted.

  Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability.

  Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2004, our six largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 3% of our total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups.

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

  In 2004, we updated our data center disaster recovery plan and we completed a business continuity plan. We completed the rollout of an electronic medical record system and the expansion of an automated care management system to support the coordination of care for seniors enrolled in our Social HMO program. We believe we are in compliance with HIPAA as required by the Privacy Rule and the Standards for Code Sets and Electronic Transactions. Other security and controls work was completed to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

  We operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as Aetna and PacifiCare. Many of our competitors have substantially larger total enrollments, greater financial resources and offer a broader range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large PPO network and flexible benefit plans to attract new members. Competitive pressures and other factors may result in reduced membership levels. It is impractical to attempt to quantify the financial impact of an unspecified reduction in membership. However, we believe any reductions in our membership levels that are not compensated by reductions in operating expenses could materially affect our business and results of operations.

  Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported health care claims.

  We estimate the amount of our reserves for incurred but not reported (IBNR) claims primarily using standard actuarial methodologies based upon historical data. These methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. For example, during 2004, our actuarial best estimate of the liability recorded at December 31, 2003 decreased approximately $11.4 million. This is compared to a decrease of approximately $14.0 million in the liability recorded at December 31, 2002 during 2003. Any increases to prior estimates could adversely affect results of operations in future periods. In addition, the premium pricing of our health care plans take into consideration past historical cost trends. If our actual liability for claims and benefits are higher than our prior recorded estimates, our business and results of operations in future periods could be adversely impacted.

  Our failure to comply with "corporate practice of medicine" laws in states in which we operate could result in our being unable to practice medicine in that state and possibly lead to penalties and/or higher medical expenses.

  Under the "corporate practice of medicine" doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing, or holding themselves out as providers of, medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although we seek to structure our operations to comply with corporate practice of medicine laws in all states in which we operate, there can be no assurance that, given the varying and uncertain interpretations of these laws, we would be found in compliance with these laws in all states. A determination that our medical provider subsidiary, SMA, is not exempt and is not in compliance with applicable corporate practice of medicine laws in Nevada could result in SMA being unable to practice medicine in Nevada and possibly lead to penalties and/or higher medical expenses.

  At December 31, 2004, almost 75% of our southern Nevada HMO health care members chose one of our SMA physicians as their primary care provider. A determination that SMA is not in compliance with applicable corporate practice of medicine laws in Nevada could require that we divest our ownership interest in or dissolve SMA. Alternatively, we may be required to expand our network of independent contracted providers, all of which could lead to a disruption in our provider network, member dissatisfaction and ultimately higher medical expenses for our HMO and health care insurance subsidiaries.

  We issued $115.0 million of senior convertible debentures, which we may not be able to repay in cash.

  In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if: (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. We may not have enough cash on hand or have the ability to access cash to pay the debentures if presented or at maturity. We may redeem all or some of the debentures on or after March 20, 2008 for cash.

  Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

  At December 31, 2004, we had $125.5 million of indebtedness on a consolidated basis. This level of indebtedness will have several important effects on our future operations, including our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes.

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

  We entered into a revolving credit facility on March 3, 2003 and at December 31, 2004, we had $10.0 million in outstanding borrowings on it. The amended credit agreement provides us with a revolving credit facility of $100.0 million and is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) other than cash and cash equivalents, subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

  The revolving credit facility restricts our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restrict certain corporate activities. These covenants may prevent us from pursuing certain business opportunities and taking certain actions. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. A failure to comply with these covenants would be an event of default under the credit agreement. The amended revolving credit facility matures on December 31, 2009. There is no assurance that we will be able to successfully refinance or pay any outstanding indebtedness when it matures.

  We depend on our management for our success and the loss of our founder, Chairman of the Board and Chief Executive Officer, or other key executives, could have a material adverse effect on our business.

  Our success has been dependent to a large extent upon the efforts of Anthony M. Marlon, M.D., our founder, Chairman of the Board and Chief Executive Officer, who has an employment agreement with us. Although we believe that the development of our management staff has made us less dependent on Dr. Marlon, the loss of Dr. Marlon or other key executives could still have a material adverse effect on our business.

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

  The health care industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government regulation. These regulations, which may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance, include, but are not limited to cash reserves; minimum net worth; solvency standards; licensing requirements; approval of policy language and benefits; claims payment practices; mandatory products and benefits; provider compensation arrangements; patient confidentiality; premium rates; changes of control and related party transaction approval requirements; medical management tools; dividend payments; investment and risk restrictions; and periodic examinations by state and federal agencies.

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

  We may not realize the total amount of the net sales proceeds from our sale of the workers' compensation insurance operations.

  Effective March 31, 2004, we sold our workers' compensation insurance subsidiaries, consisting of California Indemnity and its wholly-owned insurance subsidiaries. The sales proceeds included a note receivable, which is payable in 2010 and is subject to adjustment based upon the loss and allocated loss adjustment expense development from the closing date through December 31, 2009. Any adjustments due to adverse loss and allocated loss adjustment expense development would be included in continuing operations. Factors such as reinsurers failing to honor their obligations to the workers' compensation subsidiaries, economic recessions and the resulting higher unemployment rates, over utilization of medical treatments, and the effect of new legislation or regulations could affect the subsidiaries' loss and allocated loss adjustment expense development. Our sold workers' compensation insurance subsidiaries have had net adverse loss development occur in each of the past years 1999 to 2004. For the years ended December 31, 2002 and 2003, we recorded net adverse loss development of $24.0 million and $16.9 million related to prior periods, respectively. At December 31, 2004, based on actuarially determined reserve analyses, we established a valuation allowance of $15.0 million on the note receivable. In addition, effective with the close of the sale, the workers' compensation claims were out-sourced to an independent third party claims administrator (TPA). Part of the TPA's compensation is subject to satisfactory adherence to certain agreed upon claims administration processes and procedures. While we will audit the claims handling performance of the TPA, we cannot be certain that all of the claims will be administered in the most cost effective manner, which could result in adverse loss development. There is no assurance that we will actually realize or be able to collect the note receivable, as adjusted.

  We are obligated to perform certain services in connection with the sale of the workers' compensation insurance operations and the accrual for the estimated contractual funding shortfall may be insufficient, which could result in a material adverse effect to our financial results.

  The sale of the workers' compensation insurance operations require us to perform, or be responsible for the performance of, certain transition services through December 31, 2009. This includes claims administration, processing policy transactions, premium collections and other services related to insurance operations. We receive a limited amount of funds to perform these services from Cal Indemnity and we accrued additional liabilities for the projected shortfall in funding. If the amount we accrued for the contractual funding shortfall is understated, our financial results could be materially adversely affected.

  ITEM 2. PROPERTIES

  We own approximately 27,000 square feet of space in Las Vegas, Nevada, which houses our in-house print shop operations and information systems data center. We lease office and clinical space in Nevada totaling approximately 335,000 and 412,000 square feet, respectively, with the majority of the lease agreements running through January 2016. HPN and SHL own a 134,000 square foot administrative building as their Las Vegas headquarters, which serves as the home office and regional home office for our Nevada HMO and health insurance subsidiaries, respectively. We also own several parcels of land in Las Vegas which we plan to use to build three new medical facilities over the next few years.

  Cal Indemnity subleases space from Sierra as well as approximately 31,000 square feet of additional leased office space in California with some lease agreements running through 2008. Sierra was required to assume all outstanding lease agreements upon the sale of Cal Indemnity.

  We lease approximately 48,000 square feet of office space in Baltimore, Maryland for the SMHS administrative headquarters. Of the current 48,000 square feet of leased space, 35,000 is scheduled for termination on March 31, 2005, with the remaining space leased through 2008. SMHS is attempting to sublease the remaining 13,000 square feet which will be vacant at the completion of the phase-out period.

  On March 15, 2004, SMHS entered into a lease assignment agreement relative to 18,700 square feet of one of its administrative locations. The agreement assigns the remainder of the lease term, which expires September 30, 2012. Under the assignment, SMHS remains contingently liable should the new tenant not perform under its obligation. At December 31, 2004, the future lease payments due under the lease agreement total $5.2 million. SMHS did not record a liability for its obligation under this agreement as the likelihood of non-performance is considered remote at this time and SMHS would have the ability to sublease or enter into another assignment arrangement if required to perform on this obligation.

  We believe that current and planned clinical space will be adequate for our present needs. However, additional clinical space may be required if membership expands in southern Nevada.

  ITEM 3. LEGAL PROCEEDINGS

  Although Sierra has not been sued, we were identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

  Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery remains ongoing. On April 7, 2003, the United

  States Supreme Court determined that certain claims against certain defendants should be arbitrated. Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. The district court has recently determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. A trial date has been set for September 2005. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation. Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the district court.

  We are subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

  Our common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since our initial public offering on April 11, 1985. The following table sets forth the high and low closing prices for the Common Stock for each quarter of 2004 and 2003.

Period	High	Low
2004
First quarter	$36.40	$25.10
Second quarter	47.15	35.21
Third quarter	47.93	39.81
Fourth quarter	57.85	41.30

2003
First quarter	$14.75	$11.75
Second quarter	21.67	12.24
Third quarter	27.09	19.15
Fourth quarter	29.42	21.25

  On March 9, 2005, the closing market price of Common Stock was $62.48 per share.

  Share Repurchases

(In thousands, except per share data) Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Maximum Number Of Shares That May Yet Be Purchased Under The Plan (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (3)
Beginning shares available to be purchased				2,270	—
January 1, 2004 - January 31, 2004	—	—	—	2,270	—
February 1, 2004 - February 29, 2004 (4)	663	$31.86	663	1,607	—
March 1, 2004 - March 31, 2004	317	34.19	317	1,290	—
April 1, 2004 - April 30, 2004	16	34.91	16	1,274	—
May 1, 2004 - May 31, 2004	590	39.20	590	684	$70,000
June 1, 2004 - June 30, 2004 (5)	628	43.20	628	56	70,000
July 1, 2004 - July 31, 2004	95	43.46	95	—	68,334
August 1, 2004 - August 31, 2004	610	41.62	610	—	42,963
September 1, 2004 - September 30, 2004	—	—	—	—	42,963
October 1, 2004 - October 31, 2004	330	45.14	330	—	28,076
November 1, 2004 - November 30, 2004	128	47.74	128	—	21,964
December 1, 2004 - December 31, 2004	9	54.79	9	—	71,444
(1)	Certain repurchases were made pursuant to a 10b-5 plan.
(2)

  On October 28, 2003, the Company announced that its Board of Directors had authorized the Company to purchase an additional 3.0 million shares of its common stock in addition to the 4.6 million shares that had previously been authorized. The repurchase program had no stated expiration date.

(3)

  On May 20, 2004, the Company's Board of Directors authorized the Company to purchase $70.0 million of its common stock. On December 7, 2004, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million of its common stock. The repurchase program has no stated expiration date, and commenced after the previously authorized share repurchase was completed.

(4)	Includes 500,000 shares the Company purchased from its CEO at $32.00 per share.
(5)	Includes 500,000 shares the Company purchased from its CEO at $43.20 per share.

  Holders

  The number of record holders of Common Stock at March 1, 2005 was 515. Based upon information available to us, we believe there are approximately 22,000 beneficial holders of the Common Stock.

  Dividends

  No cash dividends have been paid on the common stock since our inception. We currently intend to retain our earnings for use in our business and to purchase our common stock and currently do not anticipate paying any cash dividends; however, this could change at any time based on the discretion of our Board of Directors. As a holding company, our ability to service our debt and to declare and pay dividends is dependent upon cash distributions from our operating subsidiaries. The ability of our HMO and our insurance subsidiaries to declare and pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements, the tax treatment of dividends, our financial condition and general business conditions. Our credit agreement restricts our ability to pay dividends.

  ITEM 6. SELECTED FINANCIAL DATA

  The table below presents our selected consolidated financial information for the years indicated. The table should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information which appears elsewhere in this 2004 Form 10-K. The selected consolidated financial data below has been derived from our audited Consolidated Financial Statements.

	Years Ended December 31,
	2004	2003	2002	2001 (3)	2000 (3)
	(In thousands, except per share data)
Statement Of Operations Data:
Operating Revenues:
Medical premiums	$1,131,147	$962,176	$857,741	$718,994	$637,769
Military contract revenues	372,608	465,313	373,589	338,918	330,352
Professional fees	35,115	37,367	30,923	28,985	33,102
Investment and other revenues	36,565	20,223	16,382	16,603	18,393

Total	1,575,435	1,485,079	1,278,635	1,103,500	1,019,616

Operating Expenses:
Medical expenses	878,500	762,865	712,290	608,757	576,738
Military contract expenses	317,699	452,554	360,375	331,621	323,265
General and administrative expenses	181,434	137,263	133,979	122,623	112,220
Asset impairment, restructuring, reorganization and other costs (1)	—	—	—	—	30,836

Total	1,377,633	1,352,682	1,206,644	1,063,001	1,043,059

Operating Income (Loss) From Continuing Operations	197,802	132,397	71,991	40,499	(23,443)
Interest expense	(4,684)	(5,491)	(7,650)	(15,738)	(17,865)
Other income (expense), net	104	(223)	55	(2,119)	1,084

Income (Loss) From Continuing Operations Before Income Taxes	193,222	126,683	64,396	22,642	(40,224)
(Provision) benefit for income taxes	(70,096)	(44,565)	(22,088)	(7,161)	9,205

Income (Loss) From Continuing Operations	123,126	82,118	42,308	15,481	(31,019)
Loss from discontinued operations	(389)	(19,792)	(5,860)	(11,995)	(168,896)

Net Income (Loss)	$122,737	$62,326	$36,448	$3,486	$(199,915)

Earnings Per Common Share:
Income (loss) from continuing operations	$4.62	$2.93	$1.47	$0.56	$(1.15)
Loss from discontinued operations	(0.01)	(0.71)	(0.20)	(0.43)	(6.22)

Net Income (Loss)	$4.61	$2.22	$1.27	$0.13	$(7.37)

Weighted average number of common shares outstanding	26,631	28,053	28,756	27,685	27,142

Earnings Per Common Share Assuming Dilution: (2)
Income (loss) from continuing operations	$3.58	$2.34	$1.36	$0.54	$(1.15)
Loss from discontinued operations	(0.01)	(0.55)	(0.19)	(0.42)	(6.22)

Net Income (Loss)	$3.57	$1.79	$1.17	$0.12	$(7.37)

Weighted average number of common shares outstanding assuming dilution (2)	34,822	35,633	31,141	28,509	27,142

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$152,666	$171,652	$122,252	$65,986	$46,201
Total assets	689,780	1,134,121	1,065,966	1,064,846	1,162,773
Long-term debt (net of current portion)	125,395	116,645	60,710	163,993	224,970
Cash dividends per common share	none	none	none	none	none
Stockholders' equity	201,697	150,764	156,565	96,519	90,473

(1)	We recorded certain identifiable asset impairment, restructuring, reorganization and other costs.
(2)	The earnings per common share assuming dilution for the year ended December 31, 2003 have been restated in accordance with EITF 04-8 as described in Note 2 of the Notes to the Consolidated Financial Statements.
(3)	We adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. With the adoption of SFAS 142, we ceased the amortization of goodwill. We recorded goodwill amortization expense of $805,000 and $1,131,000 for the years ended 2001 and 2000, respectively.

  Ratio of Earnings to Fixed Charges

  The ratio of earnings to fixed charges for the periods shown has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes plus fixed charges including capitalized interest) by fixed charges (interest expense including capitalized interest). Interest expense includes the portion of operating rental expense, which we believe is representative of the interest component of rental expense.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except ratio data)
Income (loss) from continuing operations before income taxes	$193,222	$126,683	$64,396	$22,642	$(40,224)

Fixed Charges:
Interest expense (including capitalized interest)	4,698	5,506	7,700	15,767	17,932
Interest relating to rental expense (1)	7,747	6,795	5,205	2,609	2,387

Total Fixed Charges	12,445	12,301	12,905	18,376	20,319

Earnings Available For Fixed Charges	$205,667	$138,984	$77,301	$41,018	$(19,905)

Ratio Of Earnings To Fixed Charges (2)	16.53	11.30	5.99	2.23	—

(1)	The representative interest portion of rental expense was deemed to be one-third of all rental expense.
(2)	Earnings were not sufficient to cover fixed charges during the year ended December 31, 2000 by $40.2 million; all other periods had sufficient income to cover fixed charges.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  ITEM 7.

  The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The information contained below may be subject to risk factors. We urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of this 2004 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See note on "Forward-Looking Statements" and "Risk Factors" under Item 1.

	Years Ended December 31,			Percent Of Revenue Years Ended December 31,			Increase (Decrease)
	2004	2003	2002	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
	(In thousands, except percentages)
Operating Revenues:
Medical premiums	$1,131,147	$962,176	$857,741	71.8%	64.8%	67.1%	$168,971	17.6%	$104,435	12.2%
Military contract revenues	372,608	465,313	373,589	23.7	31.3	29.2	(92,705)	(19.9)	91,724	24.6
Professional fees	35,115	37,367	30,923	2.2	2.5	2.4	(2,252)	(6.0)	6,444	20.8
Investment and other revenues	36,565	20,223	16,382	2.3	1.4	1.3	16,342	80.8	3,841	23.4

Total	1,575,435	1,485,079	1,278,635	100.0	100.0	100.0	90,356	6.1	206,444	16.1

Operating Expenses:
Medical expenses	878,500	762,865	712,290	55.7	51.4	55.7	115,635	15.2	50,575	7.1
Medical Care Ratio	75.3%	76.3%	80.2%					(1.0)		(3.9)
Military contract expenses	317,699	452,554	360,375	20.2	30.5	28.2	(134,855)	(29.8)	92,179	25.6
General and administrative expenses	181,434	137,263	133,979	11.5	9.2	10.5	44,171	32.2	3,284	2.5

Total	1,377,633	1,352,682	1,206,644	87.4	91.1	94.4	24,951	1.8	146,038	12.1

Operating Income From Continuing Operations	197,802	132,397	71,991	12.6	8.9	5.6	65,405	49.4	60,406	83.9
Interest expense	(4,684)	(5,491)	(7,650)	(0.3)	(0.4)	(0.6)	807	(14.7)	2,159	(28.2)
Other income (expense), net	104	(223)	55	—	—	—	327	(146.6)	(278)	(505.5)

Income From Continuing Operations Before Income Taxes	193,222	126,683	64,396	12.3	8.5	5.0	66,539	52.5	62,287	96.7
Provision for income taxes	(70,096)	(44,565)	(22,088)	(4.5)	(3.0)	(1.7)	(25,531)	57.3	(22,477)	101.8
Tax Rate	36.3%	35.2%	34.3%					1.1		0.9

Income From Continuing Operations	123,126	82,118	42,308	7.8	5.5	3.3	41,008	49.9	39,810	94.1
Loss from discontinued operations	(389)	(19,792)	(5,860)	—	(1.3)	(0.5)	19,403	(98.0)	(13,932)	237.7

Net Income	$122,737	$62,326	$36,448	7.8%	4.2%	2.8%	$60,411	96.9%	$25,878	71.0%

Earnings Per Common Share Assuming Dilution: (1)
Income from continuing operations	$3.58	$2.34	$1.36				$1.24	53.0%	$0.98	72.1%
Loss from discontinued operations	(0.01)	(0.55)	(0.19)				0.54	(98.2)	(0.36)	189.5

Net Income	$3.57	$1.79	$1.17				$1.78	99.4%	$0.62	53.0%

HMO Membership:
Commercial	226,000	202,000	187,000				24,000	11.9%	15,000	8.0%
Medicare	53,000	51,000	48,000				2,000	3.9	3,000	6.3
Medicaid	51,000	39,000	37,000				12,000	30.8	2,000	5.4

Total	330,000	292,000	272,000				38,000	13.0%	20,000	7.4%

(1)	The earnings per common share assuming dilution for the year ended December 31, 2003 have been restated in accordance with EITF 04-8 as described in Note 2 of the Notes to the Consolidated Financial Statements.

  Overview

  Our continuing operations derive revenues from our health maintenance organization (HMO) managed indemnity plans and military health care services. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products).

  Our principal expenses consist of medical expenses, military contract expenses, and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and coordinating utilization of physician and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, as well as administrative costs to operate the military health care subsidiary. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

  Executive Summary

  Continuing Operations. Our 2004 operating results were significantly improved over 2003. Our income from continuing operations increased by 49.9% to $123.1 million. The improvement in the 2004 operating results was primarily driven by medical premium revenue growth from new members, premium rate increases, an expansion of our operating margin and contractual settlements and other adjustments at our military operation. Our HMO membership increased by 13.0% from 292,000 at December 31, 2003, to 330,000 at December 31, 2004 as a result of new accounts and in-case growth. Our aggregate 2004 premium rates increased by approximately 6.7% over 2003. The combination of these factors resulted in a 17.6% increase in our medical premium revenues to $1,131.1 million, which was primarily offset by an increase in medical expenses, which increased by 15.2% to $878.5 million. Medical expenses, as a percentage of medical premiums and professional fees, decreased from 76.3% to 75.3%, or 100 basis points for the year. Our operating margin, which is operating income from continuing operations divided by total revenues, improved by 370 basis points to 12.6%.

  Our military health services operations segment represented 23.7% of our operating revenues and 28.5% of our operating income from continuing operations for the year. This segment had operating income of $56.4 million for the year compared to $14.8 million for the same period in 2003. For 2003, excluding TRICARE Next Generation (T-Nex) bid related expenses, the military health services operations segment would have had operating income of $24.2 million. The improvement over 2003 is primarily due to change orders and final bid price adjustments on option periods three, four and five of the TRICARE Region 1 contract. The impact on income before taxes of the change orders, final bid price adjustments for option periods three, four and five and other contractual settlements was an increase in income of approximately $25 million.

  We were not awarded the T-Nex North Region contract and our appeal to the United States General

  Accounting Office was denied in December 2003. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered an eight-month phase-out period at substantially reduced revenues and earnings.

  For the year ended December 31, 2004, compared to 2003, investment and other revenues increased from $20.2 million to $36.6 million, an increase of $16.3 million or 80.8%. Of the increase, $12.1 million is related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. For a further description of this agreement, see below in the discussion of investment and other revenues.

  For the year ended December 31, 2004, compared to 2003, our general and administrative (G&A) expenses increased from $137.3 million to $181.4 million, an increase of $44.2 million or 32.2%. Of the increase, $21.6 million is for the cost to provide services and other adjustments related to the sale of the workers' compensation insurance operations referred to above.

  We had cash flows from operating activities of continuing operations for the year ended December 31, 2004 of $166.2 million compared to $151.9 million for 2003. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings offset by a decrease in cash provided by the military health services operations segment for 2004 when compared to 2003.

  Discontinued Operations. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII Financial, Inc. (CII). Sierra's Board of Directors authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

  On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company (Cal Indemnity), and its subsidiaries. Cal Indemnity was CII's only significant asset. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

  On March 31, 2004, we completed the sale of Cal Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

  Year Ended December 31, 2004 Compared to 2003

  Medical Premiums. The increase in premium revenue for the year reflects an 11.9% increase in commercial member months (the number of months individuals are enrolled in a plan), a 29.4% increase in Medicaid member months and a 5.4% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate. Of the 29.4% increase in Medicaid member months, 17.7% is due to the expansion of our Medicaid service area to Reno, Nevada beginning February 2004.

  HMO and POS premium rates for renewing commercial groups increased approximately 7% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 4%, net of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003.

  The basic Medicare rate increase received for 2004 was approximately 2.2%. In addition, we received a Medicare rate increase on March 1, 2004 of over 15% due to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), as described below.

  In December 2003, President Bush signed MMA into law, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans, renamed Medicare Advantage plans, received increased funding from CMS starting March 2004. Because of the way in which the increased funding was calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans received the increased funding. MMA increased our Medicare premium rates by over 15% starting March 1, 2004. The increased funding was used to reduce beneficiary cost sharing, enhance benefits, and stabilize the provider network. In addition, some of the funds were placed into a benefit stabilization fund.

  Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2004, we were paid 90% based on the previous payment approach and 10% based on the new approach. Excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. The Social HMO program has been administratively extended by CMS through 2007. For 2005, 2006 and 2007, we will be paid 70%, 50% and 25%, based on the previous payment approach and 30%, 50% and 75%, based on the new approach, respectively. The extension of the Social HMO program will serve as a transition plan so that we can convert to a Medicare Advantage plan in 2008. Based on the most recent information available to us, our 2005 annual Medicare increase, before the effect of the new payment approach and the MMA, would have been 7.9%. The new payment approach reduced this to approximately 4% although the actual increase we will receive over the fourth quarter of 2004 will be approximately 2% as the increased MMA funds were received over the last 10 months of the year and included a proportionate share for January and February 2004.

  Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

  Our commercial membership increased from 202,000 at December 31, 2003 to 226,000 at December 31, 2004. The increase in commercial membership during 2004 is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts. For January 2005, our commercial membership is up over 9,000 members from December 31, 2004 and our commercial member retention was over 90%. Approximately 35% of our total commercial membership renews in January.

  Military Contract Revenues. The decrease in military contract revenue for the year is the result of Sierra Military Health Services LLC (SMHS) completing its health care operations under the TRICARE contract on August 31, 2004. As a result, SMHS had eight months of health care delivery in 2004 compared to twelve months in 2003.

  Incremental change order revenues and final bid price adjustments on option periods three, four and five also decreased during 2004 compared to 2003. Included in the total military contract revenues are incremental change order and bid price adjustments for 2004 and 2003 of approximately $96 million and $148 million, respectively. The final bid price adjustments in 2004 resulted in revenue increases of approximately $6.1 million for option period three (June 1, 2000 to May 31, 2001), which is 3.4% of the final revenue settlement amount for that period. Option period four (June 1, 2001 to May 31, 2002), had revenue increases of approximately $4.3 million, which is 2.3% of the final revenue settlement amount for that period. Option period five (June 1, 2002 to May 31, 2003), had revenue increases of approximately $3.8 million, which is 1.4% of the final revenue settlement amount for that period. The impact on income before taxes of the final bid price adjustments for option periods three, four and five was an increase of $10.6 million. The total impact on income before taxes of the change orders, bid price adjustments and other contractual settlements was an increase of approximately $25 million.

  SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

  SMHS anticipates negotiating the final bid price adjustment settlement with the DoD for option period six (June 1, 2003 to August 31, 2004), during the second quarter of 2005. This settlement will include the final revenue adjustments and a final adjustment for updated health care expense estimates for this option period. At the conclusion of the settlement, SMHS will pay the DoD the estimated portion of the remaining military health care payable. As with previous settlements, this final settlement may have a material impact on our results of operations.

  SMHS phase-out revenues for the year 2005 are expected to be approximately $8 million. As a result, our failure to win the competitive procurement for the T-Nex contract will have a material adverse effect on our revenues and operating income for future years. In addition, there can be no assurance that the phase-out revenues will cover all of our costs incurred during this period.

  In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction was $4.0 million based on SMHS' operational performance through October 2004.

  For more detail on SMHS' results of operations, see Note 18, Segment Reporting, in the Notes to the Consolidated Financial Statements.

  Professional Fees. The decrease in professional fees is primarily a result of the outsourcing of our eye care unit in late 2003. The outsourcing of these services reduced both our revenue and corresponding expenses.

  Investment and Other Revenues. The primary increase in investment and other revenues is in administrative services revenue due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have been engaged to administer claims through a third party claims administrator for a period of fifteen years as well as perform certain transition and managed care services. Total revenue associated with these services for the year ended December 31, 2004 was $12.1 million. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of $1.4 million on the note receivable.

  Medical Expenses. The increase in medical expenses is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased from 76.3% to 75.3%. The favorable decrease in our medical care ratio is due primarily to premium increases and benefit reductions in excess of cost increases. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the year, at December 31, 2004, was 49.7 compared to 49.6 at December 31, 2003. In an effort to further improve service and customer relations with our medical providers, we have enhanced several claims processes, including electronic data interchange and optical character recognition, to reduce the time required to make claim payments. The impact of these enhancements has resulted in a slight decrease in days in claims payable and the absence of these enhancements would have likely resulted in a larger increase in days in claims payable.

  Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years' estimates of $11.4 million and $14.0 million for the years ended December 31, 2004 and 2003, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated. For a further description of the estimate for our medical claims payable liability, see below in our discussion of critical accounting policies.

  We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $114.1 million and $101.8 million, or 13.0% and 13.3%, of our total medical expenses for 2004 and 2003, respectively.

  Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Partially offsetting the decrease in contract expenses are final bid price adjustments on option periods three, four and five of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $1.9 million for option period three, which is 0.9% of the final contract expense settlement amount for that period. Option period four had an increase of $1.9 million, which is 0.8% of the final contract expense settlement amount for that period. Option period five had an expense decrease of $200,000, which is 0.1 % of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2003, however, 2003 included T-Nex related costs of $9.4 million. Included in our military contract expenses for both periods is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS.

  Included in military contract expenses is favorable development of prior years' estimates of military health care payable having an earnings impact of $14.1 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively. In addition, favorable development of prior years estimates of military health care payable having a non-earnings impact were $6.5 million and $10.8 million for 2004 and 2003, respectively. The non-earnings impact was offset by a reduction in military contract revenues pursuant to the gain/loss risk-sharing with the government. The favorable development was a result of claims being settled for amounts less than originally estimated. For a further description of the estimate for our military health care payable liability, see below in our discussion of critical accounting policies.

  Health care delivery expenses consist primarily of costs to provide managed health care services to eligible beneficiaries in accordance with Sierra's TRICARE contract through August 31, 2004. Under the contract, SMHS provided health care services to 710,000 eligible individuals of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 50,000 health care providers and certain other subcontractor partnerships. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, medical and network management services as well as health care advice line services, and other administrative functions of the military health care subsidiary. These administrative services were performed for active duty personnel and family members as well as retired military families.

  General and Administrative Expenses. The primary increase in G&A expenses is the $21.6 million to provide services and other adjustments relative to our sales agreement for the workers' compensation insurance operations as discussed above. Included in the $21.6 million are $15.0 million of G&A expenses related to a valuation allowance recorded for the $62.0 million note receivable from the sale of the workers' compensation insurance business. The note is subject to adjustment based on loss development that occurs from the sale date through December 31, 2009. During the fourth quarter of 2004, we engaged a new independent actuary to evaluate the loss development. Based on their actuarial projections, we recorded a $15.0 million valuation allowance. Partially offsetting the valuation allowance are adjustments in accrued liabilities associated with the sale of Cal Indemnity of $5.5 million as a result of actual revenues exceeding estimates and actual expenses being less than projected expenses. The remaining increase in G&A is due to increases in employee compensation related expenses, premium taxes and brokers' fees. As a percentage of total operating revenues, G&A expenses were 11.5% for 2004, compared to 9.2% in 2003. As a percentage of medical premium revenue, G&A expenses were 16.0% for 2004, compared to 14.3% for 2003. Excluding the services relative to our sales agreement for the workers' compensation insurance operations and the adjustments described above, our 2004 G&A expenses, as a percentage of total operating revenues and medical premium revenue, were 10.2% and 14.1%, respectively.

  Interest Expense. The decrease in interest expense is primarily due to the write off of the remaining deferred financing fees on our amended and restated credit facility of approximately $800,000 in 2003.

  Other Income (Expense), Net. The expense in 2003 was primarily related to the loss on sale of various assets in the normal course of operations.

  Provision for Income Taxes. The effective tax rate for 2004 was 36.3% compared to 35.2% for 2003. Our effective tax rate is greater than the statutory rate due to state income taxes, valuation allowances and other non-deductible expenses, offset by tax-preferred investments.

  Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us. We may use significant estimates and judgments in determining our effective tax rate. We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments. Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation and any adjustments are included in the effective tax rate in the period of adjustment.

  Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations up to March 31, 2004, the date of the sale of the insurance operations. The Texas HMO health care operations had net income of $293,000 for 2004, which was offset by a net loss on the CII workers' compensation operations of $682,000.

  Discontinued Texas HMO health care operations. There is minimal activity remaining relative to our discontinued Texas operations. We have discontinued paying most Texas claims, as our evidence of coverage requires that all claims must be settled within 18 months of the time of service.

  Discontinued CII workers' compensation operations. On March 31, 2004, we completed the sale of CII's subsidiary, Cal Indemnity. The ongoing activity related to this transaction, subsequent to the March 31, 2004 closing date, has been discussed above.

  Year Ended December 31, 2003 Compared to 2002

  Medical Premiums. The increase in premium revenue reflects a 7.2% increase in Medicare member months, a 19.9% increase in Medicaid member months and a 4.8% increase in commercial member months. HMO and POS premium rates for renewing commercial groups increased approximately 13% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 11%. Managed indemnity rates on renewing groups increased approximately 9%. We did not receive a Medicaid rate increase in 2002 or 2003. The basic Medicare rate increase received in 2003 was approximately 2.0%. Our overall Medicare rate increase was approximately 2.8% due primarily to an increase in the Social HMO membership as a percentage of our total Medicare membership.

  Military Contract Revenues. Included in the total military contract revenues are incremental change order and bid adjustments for 2002 and 2003 of approximately $149 million and $148 million, respectively. The increase in revenue is the result of higher base contract revenue primarily due to the increased eligible beneficiaries from the call up of reservists in Region 1 and their family members who are eligible for the TRICARE program after 30 days and the positive impact of the first year of our contract extension, which began June 2003. The base monthly revenue under the contract extension is higher than it was under the previous contract. There were no final settlements of bid price adjustments in 2002 or 2003.

  Professional Fees. The increase in professional fees is a result of increased visits due to membership growth, a higher percentage of members selecting our owned medical group and an increase in related services performed by our other provider subsidiaries.

  Investment and Other Revenues. Investment and other revenues increased due to higher average invested balances, an increase in net gains on the sale of investments of $600,000 and an increase in revenues associated with administrative services of $1.1 million.

  Medical Expenses. The increase in medical expenses is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased to 76.3% from 80.2%. The favorable decrease in our medical care ratio is due primarily to premium increases in excess of cost increases, lower average cost per hospital bed day as a result of a new hospital contract we entered into in the third quarter of 2002, favorable pharmacy costs and favorable claims development from prior periods. The favorable decrease was partially offset by malpractice cost increases at our medical provider subsidiary. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the year, at December 31, 2003, was 49.6 compared to 50.3 at December 31, 2002.

  Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years' estimates of $14.0 million and $10.9 million for the years ended December 31, 2003 and 2002, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated. For a further description of the estimate for our medical claims payable liability, see below in our discussion of critical accounting policies.

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

  Military Contract Expenses. The increase in military contract expenses is consistent with the increase in revenues discussed previously and includes $9.4 million in T-Nex related costs for 2003 compared to $5.1 million in 2002. Included in military contract expenses is favorable development of prior years' estimates of military health care payable having an earnings impact of $3.2 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively. In addition, favorable development of prior years estimates of military health care payable having a non-earnings impact were $10.8 million and $16.5 million for 2003 and 2002, respectively. The non-earnings impact was offset by a reduction in military contract revenues pursuant to the gain/loss risk-sharing with the government. The favorable development was a result of claims being settled for amounts less than originally estimated. For a further description of the estimate for our military health care payable liability, see below in our discussion of critical accounting policies.

  General and Administrative Expenses. G&A expenses increased due to increases in payroll and benefits and facility lease expense partially offset by a decrease in legal expenses. The increase in facility lease expense is due to the rent payments associated with the sale-leaseback transaction for our administrative buildings now being recorded as an operating expense. Previously, the rent payments were recorded as interest and a reduction of principal and the assets were being depreciated. As a percentage of revenues, G&A expenses were 9.2% for 2003, compared to 10.5% in 2002 as a result of the items described above and the overall increase in revenues. As a percentage of medical premium revenue, G&A expenses were 14.3% for 2003, compared to 15.6% for 2002 due to the overall increase in medical premium revenue.

  Interest Expense. The Company's sale-leaseback transaction accounted for a decrease of approximately $2.8 million for 2003 as the remaining buildings qualified as a sale during 2002. The decrease in the interest expense related to our revolving credit facility was primarily offset by an increase in interest related to the new senior convertible debentures.

  Other Income (Expense), Net resulted in expense of approximately $200,000 for 2003 compared to income of approximately $55,000 for 2002.

  Provision for Income Taxes. The effective tax rate for 2003 was 35.2% compared to 34.3% for 2002. Our effective tax rate was greater than the statutory rate due primarily to an increase in state income taxes.

  Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us. We may use significant estimates and judgments in determining our effective tax rate. We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments. Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation and any adjustments are included in the effective tax rate in the period of adjustment.

  Discontinued Operations. Discontinued Texas HMO health care operations. The income from the Texas HMO health care operations for 2003 included a pre-tax gain on the early payoff of the remaining Kaiser-Texas mortgage loan of $2.1 million, a net decrease in litigation accruals of $3.0 million and, favorable development in medical claim liabilities of $1.8 million partially offset by a loss on the sale/write down of real estate of approximately $400,000 and other operating expense and adjustments of $1.7 million. The combined adjustments resulted in pre-tax income from the discontinued Texas HMO health care operations of $4.8 million, or $3.1 million net of tax.

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

  In the second quarter of 2003, we recorded $4.0 million, $2.6 million after tax, in additional valuation adjustments. On November 25, 2003, we announced that we had reached an agreement to sell Cal Indemnity and its subsidiaries. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds. Due to the nature of the loss on the write down of the investment in Cal Indemnity no current tax benefit was realized.

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

    The loss and loss adjustment expense (LAE) ratio for the 2003 accident year compared to the 2002 accident year was lower by 7.0%, which resulted in a decrease in loss and LAE of approximately $8.6 million. The reduction is primarily related to our premium rate increases.

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

  LIQUIDITY AND CAPITAL RESOURCES

  We had cash flows from operating activities for continuing operations of $166.2 million for the year ended December 31, 2004 compared to $151.9 million in 2003. We used the majority of the cash flow for the repurchase of the Company's common stock and for capital expenditures. The improvement in cash flows from continuing operations over 2003 is primarily attributable to cash from earnings offset by a decrease in cash provided by the military health services operations segment.

  We expect that the loss of the T-Nex contract will adversely affect our cash flow from operations in the first half of 2005. During the phase-out period, we expect that SMHS will use $15 million to $20 million of its cash, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

  Net cash used for investing activities of continuing operations during 2004 included $26.2 million in capital expenditures associated with clinical expansion and associated medical equipment, continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. This was offset by net proceeds of $3.1 million from property and equipment dispositions.

  Net cash used for financing activities of continuing operations during 2004 included borrowing on our revolving credit facility of $10.0 million offset by payments of $1.6 million on other debt. Proceeds from the issuance of stock in connection with stock plans were $26.8 million and cash of $133.8 million was used to repurchase our common stock.

  Discontinued operations provided cash of $1.8 million in 2004, compared to a use of cash of $17.8 million in 2003. Cash provided in 2004 was primarily the result of the sale of Cal Indemnity. Cash used in 2003 was primarily for the payoff of the remaining Kaiser-Texas mortgage loan for $12.9 million and the redemption of the outstanding 9½% senior debentures for $15.3 million.

  Sierra Debentures

  In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by us for cash beginning on or after March 20, 2008.

  We used the net proceeds of the offering to repay the $39.0 million outstanding under the then existing credit facility and to contribute $35.0 million to SMHS. The $35.0 million contribution to SMHS was subsequently repaid to us in February 2004. We also used $19.9 million of the proceeds to purchase 1.6 million shares of our common stock under our repurchase program. The remainder of the net proceeds were used for working capital and general corporate purposes including additional share repurchases.

  Revolving Credit Facility

  On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. Interest on the facility was initially LIBOR plus 2.25% and had been LIBOR plus 2.00% since the third quarter of 2003. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity of the facility to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate which is currently LIBOR plus 1.20% based on current covenant ratios. The facility is available for general corporate purposes. At December 31, 2004, we have drawn $10.0 million on this facility.

  The credit facility is secured by guarantees by certain of our subsidiaries and a first priority perfected security interest in: (i) all of the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

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

  Sierra Share Repurchase Program

  From January 1, 2004 through December 31, 2004, we purchased 3.4 million shares of our common stock, in the open market or negotiated transactions, for $133.8 million at an average cost per share of $39.51. Since the repurchase program began in early 2003 and through December 31, 2004, we have purchased, in the open market or through negotiated transactions, 8.7 million shares for $233.3 million at an average cost per share of $26.76. On May 20, 2004, and December 7, 2004 our Board of Directors authorized us to purchase an additional $50.0 million and $70.0 million worth of our common stock, respectively. At December 31, 2004, $71.4 million was still available under the Board of Directors authorized plan.

  Included in the repurchases for the first quarter of 2004 are 500,000 shares we purchased from our CEO, at $32.00 per share, for a total of $16.0 million. The closing price of our common stock on the date of the transaction, February 11, 2004, was $32.35. Included in the repurchases for the second quarter of 2004 are 500,000 shares we purchased from our CEO, at $43.20 per share, for a total of $21.6 million. The closing price of our common stock on the date of the transaction, May 27, 2004, was $43.25. The independent directors of our Board of Directors approved the purchases.

  Our revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. We have repurchased 141,000 shares for $8.0 million at an average cost of $57.12 subsequent to December 31, 2004 through March 9, 2005.

  Statutory Capital and Deposit Requirements

  Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $16.8 million at December 31, 2004. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

  Of the $207.6 million in cash and cash equivalents held at December 31, 2004, including discontinued operations, $2.3 million was held by discontinued operations and $129.7 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

  Obligations and Commitments

  The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at December 31, 2004. The amounts presented below include all future payments associated with each obligation including interest expense.

	Long-Term Debt	Capital Leases	Operating Leases	Total
	(In thousands)
Payments due in less than 1 year	$2,588	$135	$19,370	$22,093
Payments due in 1 to 3 years	5,175	264	36,367	41,806
Payments due in 4 to 5 years	15,175	136	33,830	49,141
Payments due after 5 years	149,931	92	97,366	247,389

Total	$172,869	$627	$186,933	$360,429

  Other

  We have a 2005 capital budget of approximately $30 million and are also limited in the amount of capital expenditures we can make by our revolving credit facility. The 2005 planned expenditures are primarily for the construction of a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

  While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health care coverage plans offered by employers, to eliminate or reduce the pre-emption of state laws that would increase litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms or commission arrangements) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

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

  In addition to the items described above, we urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of this 2004 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Item 1.

  Recently Issued Accounting Standards

  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. We are currently evaluating the requirements of SFAS 123R. We anticipate adopting the prospective method of SFAS 123R and expect that the adoption will have an after tax earnings impact of approximately $1.5 to $2.0 million for 2005.

  Emerging Issues Task Force Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share" (EITF 04-8) became effective beginning in the fourth quarter of 2004. EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF's conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. EITF 04-8 also requires restatement of all prior periods for which the convertible debentures were outstanding. Since the market price condition has been satisfied in every quarter since the fourth quarter of 2003, the debentures have already been considered common stock equivalents and were included in the calculation of weighted average common shares outstanding assuming dilution for each quarter of 2004. The amounts previously reported for earnings per share assuming dilution and weighted average common shares assuming dilution for 2003 of $2.05 and 30,421,000, respectively, have been restated in accordance with EITF 04-8.

  In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

  In December 2003, the FASB, issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (SFAS No. 132R). SFAS No. 132R retains the disclosure requirement contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. The statement also requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. See Note 15 of the Notes to the Consolidated Financial Statements for disclosure on our defined benefit plan.

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

  Medical Claims Payable. Our medical claims payable includes claims in process, a provision for the estimate of incurred but not reported (IBNR) claims and a provision for disputed claims obligations including provider disputes. Our most significant accounting estimate is for our reserves for IBNR claims. We make this estimate primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies recognize, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the IBNR claims estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using our analysis of claims payment patterns over the most recent six-to-twelve month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been paid by us as of the date of estimation. We then apply the completion factors to the actual claims paid to date for each incurral month, except for the most recent months, to estimate the expected amount of ultimate incurred claims for each of these months. For the most recent incurred months, generally three months or less, the percentage of claims paid for claims incurred in those months is usually low. This makes the completion factor methodology less reliable for such months. For these recent months, we estimate our claims incurred by applying estimated per member per month (PMPM) costs to the current membership. The estimated PMPM costs are derived from historical paid claims (with completion factors as described above), trend assumptions and current utilization reports. This approach is consistently applied from period to period.

  The completion factors and estimated PMPM costs are the most significant factors we use in estimating our IBNR claims. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable balance as a result of these factors:

Completion Factor (a)		PMPM Factor (b)
Increase (Decrease) In Factor	Increase (Decrease) In Medical Claims Payable	Increase (Decrease) In Factor	Increase (Decrease) In Medical Claims Payable
	(In thousands, except percentages)
(3)%	$21,705	(3)%	$(3,264)
(2)%	14,321	(2)%	(2,176)
(1)%	7,087	(1)%	(1,088)
1%	(4,063)	1%	1,088
2%	(5,640)	2%	2,176
3%	(6,625)	3%	3,264
(a)

  Reflects estimated potential changes in medical claims payable caused by changes in the completion factors for claims incurred in months four through twenty-four. Completion factors are not increased beyond 100%.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in PMPM factors for claims incurred in the most recent three months.

  Management believes, based on information presently available, that the recorded liability for medical claims payable, which at December 31, 2004, represented 24.5% of our total consolidated liabilities or $119.3 million, is reasonable and adequate to cover the related future health care claim payments. However, a difference between the recorded liability and actual developed claim payments could have a material impact to our financial results. For example, a 1% increase in medical claims payable as of December 31, 2004, would reduce reported net income for the year 2004 by $776,000 or .6% and diluted earnings per share would be reduced by $0.02.

  The table below provides historical information regarding the accrual and payment of our medical claims payable. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. The impact of any "changes in prior periods' estimates" may be offset as we establish the estimate for the current year. Our accounting practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a reasonable level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current period medical expenses. The evaluation of medical claims payable at December 31, 2004 is comparable to prior years and that we have applied our methodology in a consistent manner in determining our best estimate for medical claims payable at each reporting date.

  The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Medical claims payable, beginning of the period	$103,749	$98,031	$81,662
Add: Components Of Incurred Medical Expenses
Current period medical claims	889,921	776,857	723,167
Changes in prior periods' estimates	(11,421)	(13,992)	(10,877)

Total Incurred Medical Expenses	878,500	762,865	712,290

Less: Medical Claims Paid
Current period	780,934	683,597	630,411
Prior period	81,978	73,550	65,510

Total Claims Paid	862,912	757,147	695,921

Medical Claims Payable, End Of Period	$119,337	$103,749	$98,031

  The "changes in prior periods' estimates" of $11.4 million represents an estimate based on paid claim activity from January 1, 2004 to December 31, 2004. Medical claim liabilities are usually described as having a "short tail", which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, approximately 92% of the "changes in prior periods' estimates" incurred in 2004 relates to claims incurred in 2003, with the remaining 8% related to claims incurred in 2002 and prior.

  We have not changed our methods and assumptions as we have re-estimated reserves, but rather, the availability of additional paid claims information drives our changes in the estimate of the medical claims payable. Other than reflecting this additional historical activity in our estimates, the method or assumptions have not materially changed since the last reporting date.

  Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out, becomes known. This information is compared to the originally established liability. Favorable development related to prior years, which is shown as a negative amount in the "changes in prior periods' estimates", results from claims being settled for amounts less than originally estimated.

  Medical cost trends are potentially more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital and physician services, prescription drugs, and new medical technologies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, catastrophes, and epidemics also may impact medical cost trends. Other internal factors such as system conversions and claims processing interruptions also may impact our ability to accurately estimate historical completion factors or medical cost trends.

  The increase in the medical claims payable balance from December 31, 2003 to December 31, 2004 is primarily due to activities in the ordinary course of business. These activities include, but are not limited to, increases in membership, utilization and unit costs. The ratio of medical claims payable at the end of the period to the incurred medical expense for current period medical claims is 13.6% for both 2003 and 2004.

  Our provision for provider disputes is based on a separate evaluation of each dispute. We recognize a liability for such loss contingencies when we believe it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are primarily based on an analysis of potential results, the stage of the dispute, our applicable insurance coverage, consultation with outside legal counsel and any other relevant information presently available. The ultimate outcome of these loss contingencies cannot be predicted with certainty and it is difficult to measure the actual loss that may be incurred. Actual results may materially differ from our estimates and this difference would be reported in our current operations.

  Military Health Care Payable. We estimate our military health care payable using similar methods to those we use for our medical claims payable. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004, so our military health care payable estimate as of December 31, 2004 no longer includes a PMPM component. In all other respects, our approach has been consistently applied from period to period.

  Our military health care payable is typically more difficult to estimate than our medical claims payable primarily as a result of having more variables which impact the estimate. The variables include changes in the number of eligible beneficiaries, changes in the utilization of military treatment facilities and changes in levels of benefits versus the original contract provisions, resulting from government issued contract change orders.

  Our TRICARE contracts contain risk-sharing provisions with the Department of Defense, which can limit the earnings impact when actual claim experience varies from the estimated amounts. As a result, certain adjustments to the military health care payable have a reduced impact on earnings due to the offsetting revenue adjustments.

  At December 31, 2004, the completion factors are the most significant factor we use in estimating our IBNR. The following table illustrates the sensitivity of the completion factors and the estimated potential impact on our military health care payable balance as a result of changes in this factor:

Completion Factor (a)

Increase (Decrease) In
Increase (Decrease) In Factor	Military Health Care Payable

(In thousands, except percentages)
(3)%	$16,309
(2)%	10,758
(1)%	5,323
1%	(2,888)
2%	(4,750)
3%	(6,148)

(a)

  Reflects estimated potential changes in military health care payable caused by changes in the completion factors for claims incurred in months four through thirty-six. Completion factors are not increased beyond 100%.

  Management believes, based on information presently available, that the recorded liability for military health care payable, which at December 31, 2004 represented 3.5% of our total consolidated liabilities or $17.1 million, is reasonable and adequate to cover future liabilities.

  The following table reconciles the beginning and ending balances of military health care payable:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Military health care payable, beginning of the period	$76,605	$65,223	$77,261
Add: Components Of Incurred Medical Expenses
Current period medical claims	220,710	318,833	251,632
Changes In Prior Periods' Estimates:
Earnings related changes	(14,118)	(3,235)	(4,601)
Non-earnings related changes	(6,462)	(10,777)	(16,509)

Total Incurred Medical Expenses	200,130	304,821	230,522

Less: Military Contract Claims Paid
Current period	201,950	244,644	194,659
Prior period	57,724	48,795	47,901

Total Military Contract Claims Paid	259,674	293,439	242,560

Military Health Care Payable, End Of Period	$17,061	$76,605	$65,223

  The military contract expenses presented in our Consolidated Statements of Operations include the total incurred medical expenses presented above and the general and administrative expenses for SMHS. SMHS' general and administrative expenses under the military contract totaled $117.6 million, $147.7 million and $129.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. Total incurred medical expenses include the current year expenses plus adjustments to prior periods' estimates. Any subsequent change in an estimate for a prior period is reflected in the current year. Due to the risk sharing described above, certain adjustments to prior periods have a current year earnings impact while other adjustments do not have a current year earnings impact. For example in 2004, SMHS had total adjustments to prior period estimates of $20.6 million. These adjustments resulted in a reduction of current period expense of $20.6 million and current period revenue of $6.5 million for a pre-tax increase of $14.1 million to current period earnings.

  The "changes in prior periods' estimates" of $20.6 million represents an estimate based on paid claim activity from January 1, 2004 to December 31, 2004. Medical claim liabilities are usually described as having a "short tail", which means that they are generally paid within several months of the member receiving service from the provider. However, the military contract claims have a somewhat longer tail because the providers tend to lag in the submission of claims for the military population. The TRICARE program allows providers to submit claims up to one year from the date of service. Accordingly, approximately 83%, of the "changes in prior periods' estimates" incurred in 2004 relates to claims incurred in 2003, with the remaining 17% related to claims incurred in 2002 and prior.

  We have not changed our methods and assumptions as we have re-estimated reserves, but rather the availability of additional paid claims information drives our changes in the estimate of the military health care payable. Other than reflecting this additional historical activity in our estimates and adjusting for the termination or our contract on August 31, 2004, the method or assumptions have not materially changed since the last reporting date.

  Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out, becomes known. This information is compared to the originally established liability. Favorable development related to prior years, which is shown as a negative amount in the "changes in prior periods' estimates", results from claims being settled for amounts less than originally estimated.

  Military Contract Revenues and Expenses. Military contract revenue is recorded based on the contract price as agreed to by the federal government. The contract was based on prior years' data provided by the government along with assumptions of future trends. The contract contains provisions that adjust the contract price based on actual experience, which we call the bid price adjustment (BPA), and for government-directed change orders. For the year ended December 31, 2004, we estimate that approximately $95.5 million or 25.6% of the total military contract revenues were for BPA and change orders. At December 31, 2004, military accounts receivable due from the federal government was $25.5 million of which approximately $5.4 million was for accrued BPA and change order revenues. As the data becomes available from the government, we compare the actual results to the contract assumptions and the estimated effects of these adjustments are recognized on a monthly basis. In addition, we record revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract. The BPA and government-directed change orders are subject to negotiation and we must use our judgment in making our estimates. The actual negotiated price could be substantially different from what we had originally estimated. Any subsequent difference would be reported in that subsequent year's operations.

  During 2004, we finalized option periods three (June 1, 2000 to May 31, 2001), four (June 1, 2001 to May 31, 2002) and five (June 1, 2002 to May 31, 2003) with the DoD. The final bid price adjustments resulted in an increase in net income of approximately $2.5 million, $1.4 million and $2.4 million for option periods three, four and five, respectively. During 2005, we expect to finalize our remaining option period six (June 1, 2003 to August 31, 2004) along with our phase-out contract.

  SMHS anticipates negotiating the final bid price adjustment settlement with the DoD for option period six during the second quarter of 2005. This settlement will include the final revenue adjustments and a final adjustment for updated health care expense estimates for this option period. At the conclusion of the settlement, SMHS will pay the DoD the estimated portion of the remaining military health care payable. As with previous settlements, this final settlement may have a significant impact on our results of operations.

  Litigation and Legal Accruals. We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. We may also face claims for punitive damages that are not covered by insurance. In addition, under the terms of the note receivable due from the sale of Cal Indemnity, which is subject to adjustment for loss development, we can be indirectly affected by claims for workers' compensation and claims by providers for payment of medical services rendered to injured workers. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. In addition, we accrue estimated legal defense and other settlement costs based on our assessment of the available information, including our outside legal counsel's assessment of the case. We also assess potential legal exposure, based on currently available information, to determine if a precautionary notice of potential claim should be reported to our insurers and if an accrual should be established.

  Note Receivable From the Sale of Cal Indemnity. On March 31, 2004, we completed the sale of Cal Indemnity and its insurance subsidiaries. We received a note for $62.0 million, which is subject to adjustments based on the development that occurs on the loss and allocated loss adjustment expense (ALAE) reserves from the closing date through December 31, 2009. Included in the development is, if applicable, any uncollectible reinsured losses. We are also obligated to perform, or be responsible for the performance of, certain transition services through December 31, 2009 for which we will receive a limited amount of funds for these services.

  In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write-down the investment in Cal Indemnity to its estimated net sales proceeds of approximately $73 million. We used estimates and assumptions to project Cal Indemnity's future operating results, the costs to perform transition services, the funds to be received for transition services, the expected value of certain assets, the development of loss and ALAE reserves, and the sales transaction costs.

  The determination of loss development requires an actuarial evaluation of Cal Indemnity's loss reserves. Projecting loss and ALAE reserves have a significant degree of inherent uncertainty when related to their subsequent payments. It is not only possible but also probable that the projected reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns, unanticipated inflationary trends affecting the cost of services covered by the insurance contract, adverse legal outcomes and new interpretations of laws or regulations or of disputed contract provisions that result in having to provide new or extended benefits. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. During the years 1999 to 2003, Cal Indemnity had adverse development in its previously recorded loss and loss adjustment expense reserves ranging from a low of $8.7 million to a high of $24.0 million.

  In making actuarial loss projections, there is no single "right" way or method. An actuary must exercise a significant amount of his or her judgment in selecting loss development factors and even a small change in one loss development factor can have a large impact when it is applied over several accident years. This can result in significant differences between one actuary's best estimate of the projected loss reserves and another actuary's best estimate of those same loss reserves. In addition, actuarial projections will change with the passage of time as new or additional information is obtained or experienced.

  The actuarial projections for the second and third quarters of 2004 had only indicated a small amount of loss development. In the fourth quarter of 2004, we engaged a new independent actuary to perform an analysis of the loss and ALAE reserves. The analysis was used to help us determine if a valuation allowance should be established on the note receivable. We were required to engage a new actuary to avoid a potential conflict of interest with our former actuary, who is still engaged by Cal Indemnity, and the resulting impact to internal controls. Our new actuary used standard casualty insurance projection methods including paid and incurred development methods and paid and incurred Bornhuetter-Ferguson methods. The development methods utilize historical patterns of paid and incurred development over time to estimate future development. The Bornhuetter-Ferguson methods determine the expected unreported and expected unpaid losses by estimating the expected loss ratio and subtracting the actual reported incurred and paid losses. The actuary then selects a projected ultimate cost using the four methods as a guide as well as considering industry trends and other factors.

  Based on our new actuary's analyses as well as considering the historical adverse loss development trend, we recorded a valuation allowance of $15.0 million in December 2004. Partially offsetting this was a reduction in accrued liabilities related to the sale. As noted above, we are contractually obligated for the performance of certain transition services through December 31, 2009. We previously accrued net liabilities for the then projected deficiency in the revenues to be received to perform the services. Due to actual revenues exceeding estimates and actual expenses being less than projected expenses, we re-evaluated the remaining liabilities which resulted in a $5.5 million reduction.

  Any future adverse loss development could have a material effect on our financial results. For example, a 1% increase in the projected loss and ALAE ratios for all of the 2000 through 2004 accident years would increase the adverse development by approximately $6.4 million. If the loss and ALAE ratios for all accident years since Cal Indemnity's inception (1988) increased by 1%, the adverse development would increase by approximately $17.5 million.

  Other. In addition to the critical accounting policies and estimates discussed above, other areas requiring us to use judgment, assumptions and estimates include, but are not limited to, allowance for retroactive premium adjustments, potential investments impairment, deferred tax assets and liabilities, contractual discounts on professional fee revenue, allowances for doubtful receivables, other accrued liabilities, accrued payroll and taxes, post-employment benefit liabilities, unearned premium revenue and contingent assets and liabilities. For a more extensive discussion of our accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.

  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to market risk for the impact of interest rate changes and changes in the market value of our investments. We have not utilized derivative financial instruments in our investment portfolio.

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 31, 2004, including discontinued operations, we had approximately $382.5 million in cash and cash equivalents and current, long-term and restricted investments. Of the total investments of $174.9 million, approximately $146.8 million are classified as available-for-sale and $28.1 million are classified as held-to-maturity. These investments are primarily in fixed income investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

  Assuming interest rates were to increase by a factor of 1.1, the net hypothetical loss in fair value of stockholders' equity related to financial instruments is estimated to be approximately $500,000 after tax (0.3% of total stockholders' equity). We believe that such an increase in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

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

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Management of Sierra Health Services, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or supervised by, the Company's principal executive and principal financial officers, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

  The Company's internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

  Based on this assessment, management did not identify any material weakness in the Company's internal control, and management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

  Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, have issued an attestation report on management's assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

  /s/ Anthony M. Marlon, M.D.
  Chairman and Chief Executive Officer
  March 14, 2005

  /s/ Paul H. Palmer
  Senior Vice President, Finance
     Chief Financial Officer and Treasurer
  March 14, 2005

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

  To the Board of Directors and Stockholders of
  Sierra Health Services, Inc.:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that Sierra Health Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that Sierra Health Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

  /s/ DELOITTE & TOUCHE LLP
  Las Vegas, Nevada
  March 14, 2005

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

  To the Board of Directors and Stockholders of
  Sierra Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

  /s/ DELOITTE & TOUCHE LLP
  Las Vegas, Nevada
  March 14, 2005

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS

  December 31, 2004 and 2003

  (In thousands, except per share data)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$205,290	$118,473
Investments	147,264	197,573
Accounts receivable (less allowance for doubtful accounts: 2004 - $5,380; 2003 - $7,342)	15,150	12,080
Military accounts receivable (less allowance for doubtful accounts: 2004 and 2003 - $100)	25,452	47,389
Current portion of deferred tax asset	17,560	33,708
Prepaid expenses and other current assets	36,106	37,478
Assets of discontinued operations	4,152	533,756

Total Current Assets	450,974	980,457

Property and equipment, net	71,152	63,109
Restricted cash and investments	20,353	17,646
Goodwill (less accumulated amortization: 2004 and 2003 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	13,275	11,501
Note receivable (less valuation allowance: 2004 - $15,000)	47,000	—
Other assets	72,244	46,626

Total Assets	$689,780	$1,134,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued liabilities	$75,646	$55,633
Trade accounts payable	7,123	37,787
Accrued payroll and taxes	27,668	16,573
Medical claims payable	119,337	103,749
Unearned premium revenue	50,763	45,888
Military health care payable	17,061	76,605
Current portion of long-term debt	100	163
Liabilities of discontinued operations	610	472,407

Total Current Liabilities	298,308	808,805

Long-term debt (less current portion)	125,395	116,645
Other liabilities	64,380	57,907

Total Liabilities	488,083	983,357

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding
Common stock, $.005 par value, 60,000 shares authorized; 2004 - 35,573; 2003 - 33,173 shares issued	178	166
Treasury stock: 2004 - 9,192; 2003 - 6,221 common stock shares	(237,876)	(112,737)
Additional paid-in capital	286,571	227,417
Deferred compensation	(288)	(22)
Accumulated other comprehensive loss	(245)	(479)
Retained earnings	153,357	36,419

Total Stockholders' Equity	201,697	150,764

Total Liabilities And Stockholders' Equity	$689,780	$1,134,121

  See the accompanying notes to consolidated financial statements.

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS

  For the Years Ended December 31, 2004, 2003 and 2002

  (In thousands, except per share data)

	2004	2003	2002
Operating Revenues:
Medical premiums	$1,131,147	$962,176	$857,741
Military contract revenues	372,608	465,313	373,589
Professional fees	35,115	37,367	30,923
Investment and other revenues	36,565	20,223	16,382

Total	1,575,435	1,485,079	1,278,635

Operating Expenses:
Medical expenses	878,500	762,865	712,290
Military contract expenses	317,699	452,554	360,375
General and administrative expenses	181,434	137,263	133,979

Total	1,377,633	1,352,682	1,206,644

Operating Income From Continuing Operations	197,802	132,397	71,991
Interest expense	(4,684)	(5,491)	(7,650)
Other income (expense), net	104	(223)	55

Income From Continuing Operations Before Income Taxes	193,222	126,683	64,396
Provision for income taxes	(70,096)	(44,565)	(22,088)

Income From Continuing Operations	123,126	82,118	42,308
Loss from discontinued operations (net of income tax benefit of $690, $3,578 and $2,945)	(389)	(19,792)	(5,860)

Net Income	$122,737	$62,326	$36,448

Earnings Per Common Share:
Income from continuing operations	$4.62	$2.93	$1.47
Loss from discontinued operations	(0.01)	(0.71)	(0.20)

Net Income	$4.61	$2.22	$1.27

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$3.58	$2.34	$1.36
Loss from discontinued operations	(0.01)	(0.55)	(0.19)

Net Income	$3.57	$1.79	$1.17

  See the accompanying notes to consolidated financial statements.

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  For the Years Ended December 31, 2004, 2003 and 2002

  (In thousands)

	Common Stock		In Treasury		Additional Paid-In Capital	Deferred Compensa- tion	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficit)	Total Stock- holders' Equity
	Shares	Amount	Shares	Amount

Balance, January 1, 2002	29,648	$148	1,523	$(22,789)	$181,076	$(1,058)	$(5,636)	$(55,222)	$96,519
Common stock issued in connection with stock plans	1,305	7	(360)	5,641	8,798	—	—	(4,287)	10,159
Income tax benefit realized upon exercise of stock options	—	—	—	—	6,837	—	—	—	6,837
Amortization of deferred compensation	—	—	—	—	—	585	—	—	585
Comprehensive Income:
Net income	—	—	—	—	—	—	—	36,448	36,448
Other Comprehensive Income:
Unrealized holding gain on available-for-sale investments ($10,671 pretax)	—	—	—	—	—	—	6,936	—	6,936
Reclassification adjustment for losses included in net income ($217 pretax)	—	—	—	—	—	—	141	—	141
Minimum pension liability adjustment ($1,630 pretax)	—	—	—	—	—	—	(1,060)	—	(1,060)

Total Comprehensive Income	—	—	—	—	—	—	6,017	36,448	42,465

Balance, December 31, 2002	30,953	155	1,163	(17,148)	196,711	(473)	381	(23,061)	156,565
Common stock issued in connection with stock plans	2,220	11	(272)	3,896	18,110	—	—	(2,846)	19,171
Income tax benefit realized upon exercise of stock options	—	—	—	—	12,596	—	—	—	12,596
Amortization of deferred compensation	—	—	—	—	—	451	—	—	451
Repurchase of common stock shares	—	—	5,330	(99,485)	—	—	—	—	(99,485)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	62,326	62,326
Other Comprehensive Income:
Unrealized holding loss on available-for-sale investments ($4,446 pretax)	—	—	—	—	—	—	(2,890)	—	(2,890)
Reclassification adjustment for gains included in net income ($1,493 pretax)	—	—	—	—	—	—	970	—	970
Minimum pension liability adjustment ($1,630 pretax)	—	—	—	—	—	—	1,060	—	1,060

Total Comprehensive Income	—	—	—	—	—	—	(860)	62,326	61,466

Balance, December 31, 2003	33,173	166	6,221	(112,737)	227,417	(22)	(479)	36,419	150,764

Common stock issued in connection with stock plans	2,400	12	(415)	8,670	31,867	(6,313)	—	(5,799)	28,437
Income tax benefit realized upon exercise of stock options	—	—	—	—	27,287	—	—	—	27,287
Amortization of deferred compensation	—	—	—	—	—	6,047	—	—	6,047
Repurchase of common stock shares	—	—	3,386	(133,809)	—	—	—	—	(133,809)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	122,737	122,737
Other Comprehensive Income:
Unrealized holding gain on available-for-sale investments ($58 pretax)	—	—	—	—	—	—	38	—	38
Reclassification adjustment for losses included in net income ($301 pretax)	—	—	—	—	—	—	196	—	196

Total Comprehensive Income	—	—	—	—	—	—	234	122,737	122,971

Balance, December 31, 2004	35,573	$178	9,192	$(237,876)	$286,571	$(288)	$(245)	$153,357	$201,697

  See the accompanying notes to consolidated financial statements.

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the Years Ended December 31, 2004, 2003 and 2002

  (In thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$122,737	$62,326	$36,448
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Loss from discontinued operations	389	19,792	5,860
Depreciation	17,084	15,929	18,245
Stock based compensation expense	7,332	451	585
Provision for doubtful accounts	1,667	3,071	2,835
(Gain) loss on property and equipment dispositions	(136)	825	17
Valuation allowance on note receivable	15,000	—	—
Change In Operating Assets And Liabilities:
Other assets	(7,758)	(7,408)	(16)
Deferred tax asset	41,589	32,688	37,931
Other current liabilities	(18,321)	24,623	15,242
Accounts receivable	(5,407)	(3,919)	1,267
Other current assets	16,660	(19,097)	6,454
Military accounts receivable	21,937	(263)	(6,960)
Military health care payable	(59,544)	11,382	(12,038)
Medical claims payable	15,588	5,718	16,369
Other liabilities	(2,636)	5,745	14,398

Net Cash Provided By Operating Activities Of Continuing Operations	166,181	151,863	136,637

Cash Flows From Investing Activities:
Capital expenditures	(26,237)	(21,774)	(12,392)
Property and equipment dispositions	3,135	3,256	680
Purchase of available-for-sale investments	(557,572)	(540,206)	(847,437)
Proceeds from sales/maturities of available-for-sale investments	626,109	527,696	712,483
Purchase of held-to-maturity investments	(30,825)	—	—
Proceeds from sales/maturities of held-to-maturity investments	2,750	—	—

Net Cash Provided By (Used For) Investing Activities Of Continuing Operations	17,360	(31,028)	(146,666)

Cash Flows From Financing Activities:
Payments on debt and capital leases	(1,566)	(60,721)	(30,399)
Proceeds from other long-term debt	10,000	1,480	—
Purchase of treasury stock	(133,809)	(99,485)	—
Exercise of stock in connection with stock plans	26,834	19,171	10,159
Proceeds from senior convertible debentures	—	115,000	—
Debt issue costs	—	(5,834)	—
Proceeds on sale-leaseback deposit	—	—	16,862

Net Cash Used For Financing Activities Of Continuing Operations	(98,541)	(30,389)	(3,378)

Net cash provided by (used for) discontinued operations	1,817	(17,751)	(47,929)

Net Increase (Decrease) In Cash And Cash Equivalents	86,817	72,695	(61,336)
Cash And Cash Equivalents At Beginning Of Year	118,473	45,778	107,114

Cash And Cash Equivalents At End Of Year	$205,290	$118,473	$45,778

  See the accompanying notes to consolidated financial statements.

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  For the Years Ended December 31, 2004, 2003 and 2002

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

  The Company's continuing operations currently operate in two reportable segments: managed care and corporate operations and military health services operations. The Company's prior third reportable segment, workers' compensation operations, was classified as a discontinued operation and was sold on March 31, 2004.

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

  On March 31, 2004, the Company completed the sale of Cal Indemnity which was CII's only significant asset. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

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

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. Sierra's consolidated subsidiaries include: Health Plan of Nevada, Inc. ("HPN") and Texas Health Choice, L.C. ("TXHC"), which are licensed HMOs; Sierra Health and Life Insurance Company, Inc. ("SHL"), a health and life insurance company; Southwest Medical Associates, Inc. ("SMA"), a multi-specialty medical provider group; Sierra Military Health Services, LLC, and its subsidiary, ("SMHS"), a company that provided and administered managed care services to certain TRICARE eligible beneficiaries;

  CII; administrative services companies; a home health care agency; an in-home hospice agency; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services.

  Medical Premiums. Membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra generally upon 60 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which members are entitled to receive services and are net of estimated retroactive adjustments of members and groups. Non-Medicare member enrollment is represented principally by employer groups. HPN offers a prepaid health care program to Medicare recipients. Revenues associated with Medicare recipients were approximately $455.0 million, $375.2 million and $340.1 million in 2004, 2003 and 2002, respectively. Premiums collected in advance are recorded as unearned premium revenue and can include payments under prepaid Medicare contracts with the Centers for Medicare and Medicaid Services ("CMS") and prepaid HPN commercial and SHL PPO premiums.

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

  While the BPA relates to the original contract and was an ongoing part of the contract, modifications to the original contract are referred to by the Company as change orders. The government negotiates both the cost and profit to be paid on each contract modification. As SMHS incurs costs under the government's direction to proceed with a modification to the contract, the government is contractually obligated to reimburse SMHS for all of its incremental, allowable costs incurred through the final negotiation date. The allowable costs are those costs determined in accordance with Federal Acquisition Regulation Part 31. Revenue is realizable and earned when SMHS starts performing as contractually required, even though the change order profit has not been fully negotiated. As costs are incurred, SMHS records an estimate of its revenue earned under the modification. The estimate recorded does not include profit until the profit is determined when it is negotiated and finalized with the government. Enrollment fees collected in advance of the service period are recorded as unearned premium revenue and are earned over the service period.

  On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the Department of Defense ("DoD"). Based on meeting certain criteria as defined in the phase-out contract, SMHS will receive $23.0 million during the phase-out period. SMHS is recording phase-out revenue equal to the phase-out expenses it is incurring. If SMHS is able to perform the phase-out contract for less than the negotiated price, a gain will be recognized at the completion of the phase-out period.

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

  Medical Expenses. Health care expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs, which have been incurred at the balance sheet date but not yet reported to the Company. The Company uses a variety of standard actuarial projection methods to make these estimates and must use judgment in selecting development factors and assumed trends. In making projections, the Company considers medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, seasonality patterns and changes in membership. Assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in the Company having to provide new or extended benefits and changes in the Company's health care delivery system or costs. The Company believes that the recorded liability for medical claims payable at December 31, 2004 is reasonable and adequate to cover future health care claim payments. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

  The Company contracts with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to enrollees. Capitated providers are at risk for a portion of the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses.

  Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, SMHS provided health care services to approximately 710,000 dependents of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 50,000 health care providers and certain other subcontractor partnerships. Health care costs are recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs, which have been incurred at the balance sheet date but not reported to the Company. Also included in military contract expenses are costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services and other administrative functions of the military health care subsidiary. These administrative services were performed for active duty personnel and dependants as well as retired military families.

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

  Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. All non-restricted investments designated as held-to-maturity are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company's held-to-maturity investments consist of first trust deed mortgage notes. The Company does not believe any of its investments are other than temporarily impaired at December 31, 2004.

  Restricted Cash and Investments. Certain subsidiaries are required by state regulatory agencies to maintain deposits and must also meet net worth and reserve requirements. The Company believes its subsidiaries are in compliance with the applicable minimum regulatory and capital requirements.

  Military Accounts Receivable. Amounts receivable under government contracts are comprised primarily of amounts due from military treatment facilities, estimates of adjustments under the contract based on actual experience, estimates of the earned portion of any change orders not originally specified in the contract and amounts due under the phase-out contract.

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

  The Company is covered under medical reinsurance agreements that provide coverage for 50% - 90% of hospital and other costs in excess of $350,000 per case, up to a maximum of $2.0 million per member per lifetime for both the managed indemnity and HMO subsidiaries.

  Certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract and SHL maintains reinsurance on certain of its insurance products. Reinsurance premiums of $1.9 million, $2.2 million and $2.3 million, net of reinsurance recoveries of $3.1 million, $2.3 million and $1.3 million, are included in medical expenses for 2004, 2003 and 2002, respectively.

  Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs that do not significantly improve or extend the life of the respective assets are charged to operations. The Company capitalizes interest expense as part of the cost of construction of facilities and the implementation of computer systems. Depreciation is computed using the straight-line method over the estimated service lives of the assets or terms of leases if shorter. Estimated useful lives are as follows:

Buildings and Improvements Leasehold Improvements Data Processing Hardware and Software Furniture, Fixtures and Equipment	10 3 3 3	— — — —	30 10 10 5	years years years years

  Goodwill. The goodwill balance at December 31, 2004, was $14.8 million, all of which is part of the managed care and corporate operations segment. During 2004, 2003 and 2002, the Company's assessment of goodwill resulted in no impairment of goodwill.

  Treasury Stock. Shares purchased and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost are credited to additional paid-in capital. Sale of treasury stock at amounts below their cost are charged to additional paid-in capital to the extent it includes gains from previous sales and the remainder to retained earnings. Sales of treasury shares in 2004 and 2003, at amounts below their cost of $5.8 million and $2.8 million, respectively were charged to retained earnings, as the Company did not previously have gains in additional paid-in capital. All sales of treasury shares in 2004 and 2003 were in connection with the exercise of stock options.

  Stock Option Plans. The Company has several plans, which are described more fully in Note 16. The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with the restricted stock units.

  The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based compensation:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income, as reported	$122,737	$62,326	$36,448
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(9,750)	(7,173)	(4,598)

Pro Forma Net Income	$112,987	$55,153	$31,850

Net income per share, as reported	$4.61	$2.22	$1.27
Pro forma net income, per share	4.24	1.97	1.11

Net income per share assuming dilution, as reported	$3.57	$1.79	$1.17
Pro forma net income, per share	3.29	1.59	1.02

  Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applied to all the years of previous option grants. The above numbers do not include the effect of options granted prior to 1995. See Note 16 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

  Premium Deficiency Reserves. Premium deficiency expenses are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contracts. The Company calculates expected premium deficiency expense based on budgeted revenues and expenses. Once established, premium deficiency reserves are evaluated quarterly for adequacy. The Company has not recorded any premium deficiency reserves during the past three years.

  Income Taxes. The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences arise principally from loss carryforwards and credits, medical claims payable, compensation accruals, valuation allowance and depreciation.

  Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments and accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. These financial institutions are located in many different regions and Company policy is designed to limit exposure with any one institution. The Company's first trust deed investments are with numerous independent borrowers and are secured by real estate in several states.

  Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company's customers are primarily located in the various states in which the Company is licensed and operates although they are principally located in Nevada. In addition, at December 31, 2004, the Company had receivables outstanding from the federal government related to its TRICARE contract in the amount of $25.5 million. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated A- or better by Fitch Ratings (7th of 23) and the A.M. Best Company (4th of 16).

  Recently Issued Accounting Standards. In December 2004, the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Sierra is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, Sierra must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company is currently evaluating the requirements of SFAS 123R. The Company anticipates adopting the prospective method of SFAS 123R and expects that the adoption will have an after tax earnings impact of approximately $1.5 to $2.0 million for 2005.

  Emerging Issues Task Force Issue 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share" ("EITF 04-8") became effective beginning in the Company's fourth quarter of 2004. EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share calculations. The EITF's conclusion is that the market price trigger should be ignored and that these securities should be treated as convertible securities and included in diluted earnings per share regardless of whether the conversion contingencies have been met. EITF 04-8 also requires restatement of all prior periods for which the convertible debentures were outstanding. Since the market price condition has been satisfied in every quarter since the fourth quarter of 2003, the debentures have already been considered common stock equivalents and were included in the calculation of weighted average common shares outstanding assuming dilution for each quarter of 2004. The amounts previously reported for earnings per share assuming dilution and weighted average common shares assuming dilution for 2003 of $2.05 and 30,421,000, respectively, have been restated in accordance with EITF 04-8.

  In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF

  03-1"). The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

  In December 2003, the FASB, issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132R"). SFAS No. 132R retains the disclosure requirement contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. The statement also requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement plans. See Note 15 for disclosure on the Company's defined benefit plan.

  Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management must exercise its judgment taking into consideration the facts and circumstances in selecting assumptions and other factors in calculating its estimates. On an on-going basis, management re-evaluates its assumptions and the methods of calculating its estimates. Estimates and assumptions include, but are not limited to, medical expenses and reserves, military revenue and expenses, reinsurance recoverables, legal reserves, fair values of investments, amounts receivable or payable under government contracts, deferred income taxes, goodwill, asset allowances, accrued liabilities, malpractice reserves and amounts collectable from notes receivable. Actual results may materially differ from estimates.

  Reclassifications. Certain amounts in the Consolidated Financial Statements as of and for the years ended December 31, 2003 and 2002 have been reclassified to conform with the current year presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.

  3. EARNINGS PER SHARE

  The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Basic Income (Loss) Per Share:
Income from continuing operations	$123,126	$82,118	$42,308
Loss from discontinued operations	(389)	(19,792)	(5,860)

Net Income	$122,737	$62,326	$36,448

Weighted average common shares outstanding	26,631	28,053	28,756

Earnings Per Common Share:
Income from continuing operations	$4.62	$2.93	$1.47
Loss from discontinued operations	(0.01)	(0.71)	(0.20)

Net Income	$4.61	$2.22	$1.27

Diluted Income (Loss) Per Share:
Income from continuing operations	$123,126	$82,118	$42,308
Loss from discontinued operations	(389)	(19,792)	(5,860)

Net Income	122,737	62,326	36,448
Interest expense on Sierra debentures, net of tax	1,682	1,390	—

Income For Purposes Of Computing Diluted Net Income Per Share	$124,419	$63,716	$36,448

Weighted average common shares outstanding	26,631	28,053	28,756
Dilutive options and restricted shares outstanding	1,903	2,368	2,385
Dilutive impact of conversion of Sierra debentures	6,288	5,212	—

Weighted Average Common Shares Outstanding Assuming Dilution	34,822	35,633	31,141

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$3.58	$2.34	$1.36
Loss from discontinued operations	(0.01)	(0.55)	(0.19)

Net Income	$3.57	$1.79	$1.17

  Stock options to purchase 319,000 and 325,000 shares in 2003 and 2002, respectively, were not dilutive and, therefore, were not included in the computations of diluted earnings per share.

  4. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, consists of the following:

	2004	2003
	(In thousands)
Land	$14,893	$2,991
Buildings and improvements	26,833	25,269
Furniture, fixtures and equipment	44,216	42,058
Data processing equipment and software	98,162	98,489
Software in development and construction in progress	368	202
Less: accumulated depreciation	(113,320)	(105,900)

Property And Equipment, Net	$71,152	$63,109

  The following is an analysis of property and equipment under capital lease by classification at December 31:

	2004	2003
	(In thousands)
Buildings and improvements	$278	$245
Data processing equipment and software	—	333
Vehicles	391	153
Less: accumulated depreciation	(257)	(506)

Property And Equipment, Net	$412	$225

  Depreciation expense including capital leases from continuing operations in 2004, 2003 and 2002 was $17.1 million, $15.9 million and $18.2 million, respectively.

  5. CASH AND INVESTMENTS

  Investments that the Company has the intention and ability to hold to maturity are stated at amortized cost and categorized as held-to-maturity. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values at the balance sheet date. Gross realized gains on investments, from continuing operations, for 2004, 2003 and 2002 were $585,000, $905,000 and $82,000, respectively. Gross realized losses on investments, from continuing operations, for 2004, 2003 and 2002 were $535,000, $313,000 and $84,000, respectively.

  The following table summarizes the Company's current, long-term and restricted investments from continuing operations at December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Available-For-Sale Investments:
Classified As Current:
U.S. government and its agencies	$33,949	$144	$189	$33,904
Municipal obligations	81,730	223	269	81,684
Mortgage backed securities	545	8	2	551
Corporate bonds	7,007	49	13	7,043
Other debt securities	60	—	—	60

Total Debt Securities	123,291	424	473	123,242
Preferred stock	1,593	25	171	1,447

Total Current	124,884	449	644	124,689

Classified As Restricted:
U.S. government and its agencies	10,153	4	178	9,979
Municipal obligations	2,160	21	—	2,181
Other debt securities	8,193	—	—	8,193

Total Restricted	20,506	25	178	20,353

Total Available-For-Sale	$145,390	$474	$822	$145,042

Held-To-Maturity Investments:
Classified As Current:
First trust deed mortgage notes	$22,575	$—	$—	$22,575
Classified As Long-Term:
First trust deed mortgage notes	5,500	—	—	5,500

Total Held-To-Maturity	$28,075	$—	$—	$28,075

  The following table summarizes the Company's current and restricted investments, from continuing operations, at December 31, 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Available-For-Sale Investments:
Classified As Current:
U.S. government and its agencies	$73,461	$168	$925	$72,704
Municipal obligations	102,469	283	194	102,558
Mortgage backed securities	961	4	—	965
Corporate bonds	178	8	—	186
Other debt securities	18,559	—	—	18,559

Total Debt Securities	195,628	463	1,119	194,972
Preferred stock	2,663	—	62	2,601

Total Current	198,291	463	1,181	197,573

Classified As Restricted:
U.S. government and its agencies	7,764	99	—	7,863
Municipal obligations	2,260	39	21	2,278
Other debt securities	7,505	—	—	7,505

Total Restricted	17,529	138	21	17,646

Total Available-For-Sale	$215,820	$601	$1,202	$215,219

  The following table shows our investments' fair value and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 Months		12 Months Or More		Total
Description Of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and its agencies	$19,201	$(123)	$7,237	$(244)	$26,438	$(367)
Municipal obligations	50,084	(122)	9,095	(147)	59,179	(269)
Mortgage backed securities	363	(2)	—	—	363	(2)
Corporate bonds	543	(13)	—	—	543	(13)

Total Debt Securities	70,191	(260)	16,332	(391)	86,523	(651)
Preferred stock	1,354	(82)	26	(89)	1,380	(171)

Total Temporarily Impaired Securities	$71,545	$(342)	$16,358	$(480)	$87,903	$(822)

  The unrealized losses in the Company's investments in U.S. government and its agencies, municipal obligations, mortgage backed securities and corporate bonds is due to interest rate increases. It is expected that the securities would not be realized at a price less than the amortized cost of the Company's investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the investments were not considered to be other than temporarily impaired at December 31, 2004.

  The unrealized losses in the Company's investments in preferred stock of $171,000 is not considered to be other than temporary at December 31, 2004 due to the duration of the impairment, overall market volatility and the Company's ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value.

  The contractual maturities of available-for-sale debt securities at December 31, 2004 are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$56,601	$56,563
Due after one year through five years	50,985	50,810
Due after five years through ten years	20,076	19,951
Due after ten years through fifteen years	7,458	7,527
Due after fifteen years	8,677	8,744

Total	$143,797	$143,595

  Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

  The contractual maturities of held-to-maturity debt securities at December 31, 2004 are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$22,575	$22,575
Due after one year through five years	5,500	5,500
Due after five years through ten years	—	—
Due after ten years through fifteen years	—	—
Due after fifteen years	—	—

Total	$28,075	$28,075

  Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

  Of the cash and cash equivalents and current investments that total $352.6 million in the accompanying Consolidated Balance Sheet at December 31, 2004, $246.0 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements or by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

  6. LONG-TERM DEBT

  Debt at December 31, consists of the following:

	2004	2003
	(In thousands)
2¼% Senior convertible debentures	$115,000	$115,000
Revolving credit facility	10,000	—
Capital leases and other	495	1,808

Total	125,495	116,808
Less current portion	(100)	(163)

Long-Term Debt	$125,395	$116,645

  Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures are not guaranteed by any of Sierra's subsidiaries. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if: (i) the market price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of the Company's common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

  Revolving Credit Facility - On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility has been amended to extend the maturity of the facility to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. The current interest rate on the facility is LIBOR plus 1.2%. The facility is available for general corporate purposes. At December 31, 2004, the Company has drawn $10.0 million on this facility.

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

  The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Per the most recent amendment dated October 19, 2004, based on the Company exceeding a certain leverage ratio requirement, the Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

  Other. The Company has obligations under capital leases with effective interest rates from 3.2% to 12.2%.

  Scheduled maturities of the Company's long-term debt and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2004, are as follows:

	Long-Term Debt	Obligations Under Capital Leases
	(In thousands)
Years Ending December 31,
2005	$—	$135
2006	—	135
2007	—	129
2008	—	83
2009	10,000	53
Thereafter	115,000	92

Total	$125,000	627

Less: amounts representing interest		(132)

Present Value Of Minimum Lease Payments		$495

  The fair value of long-term debt, including the current portion, is estimated to be approximately $125.6 million based on the borrowing rates currently available to the Company.

  7. SHARE REPURCHASE PROGRAM

  From January 1, 2004 through December 31, 2004, the Company purchased 3.4 million shares of its common stock, in the open market or negotiated transactions, for $133.8 million at an average cost per share of $39.51. Since the repurchase program began in early 2003 and through December 31, 2004, the Company had purchased, in the open market or through negotiated transactions, 8.7 million shares for $233.3 million at an average cost per share of $26.76. On May 20, 2004, and December 7, 2004, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million and $70.0 million worth of its common stock, respectively. At December 31, 2004, $71.4 million was still available under the Board of Directors' authorized plan.

  Included in the repurchases for the first quarter of 2004 are 500,000 shares the Company purchased from its CEO, at $32.00 per share, for a total of $16.0 million. The closing price of the Company's common stock on the date of the transaction, February 11, 2004, was $32.35. Included in the repurchases for the second quarter of 2004 are 500,000 shares the Company purchased from its CEO, at $43.20 per share, for a total of $21.6 million. The closing price of the Company's common stock on the date of the transaction, May 27, 2004, was $43.25. The independent directors of the Company's Board of Directors approved both of the purchases.

  The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. The Company has repurchased 141,000 shares for $8.0 million at an average cost of $57.12 subsequent to December 31, 2004 through March 9, 2005.

  8. INCOME TAXES

  A summary of the provision for income taxes for continuing operations for the years ended December 31, is as follows:

	2004	2003	2002
	(In thousands)
Provision (Benefit) For Income Taxes:
Current	$49,589	$2,909	$(11,498)
Deferred	20,507	41,656	33,586

Total	$70,096	$44,565	$22,088

  The following reconciles the difference between the reported and statutory provision for income taxes, from continuing operations, for the years ended December 31:

	2004	2003	2002
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	1	—	—
Tax preferred investments	(1)	(1)	(1)
Change in valuation allowance	1	—	(3)
Compensation and benefit plans	—	—	3
Other	—	1	—

Effective Rate	36%	35%	34%

  The Company's effective tax rate is based on actual or expected income, statutory tax rates and available tax planning opportunities. The Company may use significant estimates and judgments in determining its effective tax rate. The Company is occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, the Company believes that the recorded tax assets and liabilities are appropriately stated based on its analyses of probable outcomes, including interest and other potential adjustments. The tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation and any adjustments are included in the effective tax rate in the period of adjustment.

  The tax effects of significant items comprising the net deferred tax assets of the Company's continuing operations are as follows at December 31:

	2004	2003
	(In thousands)
Deferred Tax Assets:
Medical claims payable	$7,588	$7,236
Accruals not currently deductible	1,292	4,688
Compensation accruals	15,997	12,217
Bad debt allowances	1,007	2,428
Loss carryforwards and credits	19,681	18,249
Other	352	391

Total	45,917	45,209

Deferred Tax Liabilities:
Depreciation and amortization	4,688	3,099
Other	517	995

Total	5,205	4,094

Net Deferred Tax Asset Before Valuation Allowance	40,712	41,115
Less: Valuation Allowance	15,082	—

Net Deferred Tax Asset	$25,630	$41,115

  At December 31, the Company had alternative minimum tax credits of approximately $4.1 million, which can be used to reduce regular tax liabilities in future years. There is no expiration date for the alternative minimum tax credits. Also included in loss carryforwards and credits is the unrealized capital loss on the sale of Cal Indemnity of $43.1 million. There is no tax benefit for the capital loss due to the nature of the contingent note receivable associated with the sale of Cal Indemnity. This loss will not be realized for tax purposes until December 31, 2009. The Company cannot be assured that it can generate sufficient capital gains during the applicable carry-over periods to recognize the tax benefit of this capital loss. Accordingly, the Company has a valuation allowance at December 31, 2004.

  The Company, at a consolidated level including discontinued operations, did not have a valuation allowance at December 31, 2003. Under the Company's tax sharing agreements, the discontinued operations did have a valuation allowance at December 31, 2003, which was eliminated in the Company's consolidated financial statements.

  Current income tax receivables, including discontinued operations, total $2.3 million at December 31, 2004, and $10.0 million at December 31, 2003. Current income tax payables total $4.1 million at December 31, 2004.

  9. TEXAS DISCONTINUED OPERATIONS

  During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October 2001. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

  The Company elected to early adopt SFAS No. 144 effective January 1, 2001. In accordance with SFAS No. 144, the Company's Texas HMO subsidiaries' health care operations were reclassified as discontinued operations.

  The following are the assets and liabilities of the Company's discontinued Texas HMO subsidiaries' health care operations:

	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and cash equivalents	$2,329	$47
Investments	1,811	4,048
Other assets	12	115

Total Assets	4,152	4,210

LIABILITIES
Accounts payable and other liabilities	610	2,658
Medical claims payable	—	202

Total Liabilities	610	2,860

Net Assets Of Discontinued Operations	$3,542	$1,350

  The assets and liabilities above do not include an intercompany liability of $1.9 million and $6.9 million from the Company's Texas HMO subsidiaries to Sierra at December 31, 2004 and 2003, respectively. The liability has been eliminated upon consolidation.

  Management believes that the remaining liabilities, at December 31, 2004, are appropriate and that no further revisions to the estimates are necessary at this time. Based on the current estimated Texas HMO health care remaining liabilities, the Company believes the Texas HMO subsidiaries have adequate funds available and the ability to fund the anticipated obligations.

  The following are condensed statements of operations of the Company's discontinued Texas HMO subsidiaries' health care operations:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Operating revenues	$119	$217	$4,791

Medical expenses	(726)	(1,802)	(8,933)
General and administrative expenses	330	624	1,906
Asset impairment, restructuring, reorganization and other costs	—	—	5,000
Interest expense and other, net	73	(3,399)	(6,216)

Income From Discontinued Operations Before Income Tax	442	4,794	13,034
Income tax provision	(149)	(1,703)	(4,562)

Net Income From Discontinued Operations	$293	$3,091	$8,472

  Operating revenues of $81,000, $217,000 and $153,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are related to investment income. All of the discontinued Texas HMO health care operations had previously been a component of the "managed care and corporate operations" segment.

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

  10. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

  On January 15, 2003, the Company announced that it was exploring strategic alternatives for its workers' compensation company, CII. Sierra's Board of Directors approved the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations.

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

  In the second quarter of 2003, CII recorded $4.0 million, $2.6 million after tax, in additional valuation adjustments. On November 25, 2003, the Company announced that it had reached an agreement to sell Cal Indemnity and its subsidiaries. Cal Indemnity was CII's only significant asset. In the fourth quarter of 2003, the Company recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

  On March 31, 2004, the Company completed the sale of California Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

  The Company received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment is a timing difference and is expected to be repaid to the Company over the next few years. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development.

  During the fourth quarter, the Company engaged a new independent actuary to evaluate the loss development. Based on the independent actuarial projections, the Company recorded a $15.0 million valuation allowance as of December 31, 2004. The Company was required to engage a new actuary to avoid a potential conflict of interest with its former actuary, who is still engaged by Cal Indemnity, and the resulting impact to internal controls.

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

  A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity. For the year ended December 31, 2004, the Company recorded $12.1 million in administrative services revenue and $12.1 million in operating expenses to provide the contractual administrative services.

  The Company had previously estimated that the revenues and funds the Company expected to receive would not cover the expected cost to provide the contractual administrative services so the Company accrued additional liabilities at March 31, 2004 to cover the expected deficiency. Due to actual revenues exceeding estimates and actual expenses being less than projected expenses, the Company reduced the accrued liabilities by $5.5 million during the year ended December 31, 2004.

  The Company's December 31, 2004 Consolidated Balance Sheet does not include the assets and liabilities of Cal Indemnity due to the disposal of those assets and liabilities at March 31, 2004. The Company's Consolidated Statement of Income for the year ended December 31, 2004 reflects the activity of the discontinued operations through the disposal date, March 31, 2004. Any subsequent activity related to this disposal has been reflected in continuing operations.

  The following were the assets and liabilities of the discontinued operations of CII:

December 31, 2003
(In thousands)
ASSETS
Cash and cash equivalents	$58,634
Investments	243,647
Reinsurance recoverable	177,333
Property and equipment, net	1,612
Other assets	48,320

Total Assets	529,546

LIABILITIES
Accounts payable and other accrued expenses	54,208
Reserve for loss and loss adjustment expenses	415,339

Total Liabilities	469,547

Net Assets Of Discontinued Operations	$59,999

  The following are condensed statements of operations of the discontinued operations of CII:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Operating Revenues:
Specialty product revenues	$19,015	$123,001	$176,189
Investment and other revenues	1,290	9,301	12,633

To Total Revenues	20,305	132,302	188,822

Operating Expenses:
Specialty product expenses	21,917	145,824	209,601
Asset impairment	—	15,610	—
Interest expense and other, net	(91)	(968)	1,059

Total Expenses	21,826	160,466	210,660

Loss From Discontinued Operations Before Income Tax	(1,521)	(28,164)	(21,838)
Income tax benefit	839	5,281	7,506

Net Loss From Discontinued Operations	$(682)	$(22,883)	$(14,332)

  The activity for 2004 is through the disposal date, March 31, 2004. All activity subsequent to March 31, 2004 is reflected in continuing operations. Specialty product revenues consisted of workers' compensation insurance net earned premiums. Specialty product expenses consisted of loss and loss adjustment expenses incurred and general and administrative expenses.

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

Years Ended December 31,	(In thousands)
2005	$19,370
2006	18,472
2007	17,895
2008	17,218
2009	16,612
Thereafter	97,366

Total	$186,933

  Rent expense totaled $23.5 million, $20.6 million and $15.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  On March 15, 2004, SMHS entered into a lease assignment agreement relative to one of its administrative locations. The agreement assigns the remainder of the lease term, which expires September 30, 2012.

  Under the assignment, SMHS remains contingently liable should the new tenant not perform under its obligation. At December 31, 2004, the future lease payments due under the lease agreement total $5.2 million. SMHS did not record a liability for its obligation under this agreement as the likelihood of non-performance is considered remote at this time and SMHS would have the ability to sublease or enter into another assignment arrangement if required to perform on this obligation. The fair value of this obligation is considered immaterial.

  Litigation and Legal Matters. Although the Company has not been sued, it was identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

  Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery remains ongoing. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated. Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. The district court has recently determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. A trial date has been set for September 2005. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation. Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the district court.

  The Company is subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. In addition, under the terms of the note receivable due from the sale of Cal Indemnity, which is subject to adjustment based on loss development, the Company can be indirectly affected by claims for workers' compensation and claims by providers for payment of medical services rendered to injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

  12. RELATED PARTY TRANSACTIONS

  At December 31, 2002, the Company's Chief Executive Officer ("CEO") had loans outstanding to the Company in the amount of $4.2 million with a maturity date of December 31, 2003. During 2003, the Company's CEO paid the entire outstanding balance including accrued interest.

  The Company has a minority interest in a health care facility in Las Vegas, which is accounted for under the equity method. The Company made an initial capital contribution of $1.1 million and has subsequently increased the carrying amount of its investment by $2.9 million to reflect its share of the undistributed income of the health care facility. The Company made capitated payments of $28.4 million, $26.7 million and $24.3 million to the health care facility for services performed in the ordinary course of business during 2004, 2003 and 2002, respectively.

  On February 11, 2004, the Company purchased 500,000 shares at $32.00 per share from its CEO for a total of $16.0 million. The closing price of the Company's common stock on February 11, 2004, was $32.35. On May 27, 2004, the Company purchased an additional 500,000 shares at $43.20 per share from its CEO for a total of $21.6 million. The closing price of the Company's common stock on May 27, 2004, was $43.25. The shares are included in the total repurchases through December 31, 2004, of 3.4 million. The independent directors of the Company's Board of Directors approved both of the purchases.

  The Company incurred legal fees of $7,000, $25,000 and $24,000 in the years ended December 31, 2004, 2003 and 2002 respectively, with a Nevada law firm of which a non-employee Board of Director member is a shareholder.

  13. MEDICAL CLAIMS PAYABLE

  The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Medical claims payable, beginning of the period	$103,749	$98,031	$81,662
Add: Components Of Incurred Medical Expenses
Current period medical claims	889,921	776,857	723,167
Changes in prior periods' estimates	(11,421)	(13,992)	(10,877)

Total Incurred Medical Expenses	878,500	762,865	712,290

Less: Medical Claims Paid
Current period	780,934	683,597	630,411
Prior period	81,978	73,550	65,510

Total Claims Paid	862,912	757,147	695,921

Medical Claims Payable, End Of Period	$119,337	$103,749	$98,031

  Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred. This favorable development has primarily been a result of claims being settled for amounts less than originally estimated.

  14. MILITARY HEALTH CARE PAYABLE

  The following table reconciles the beginning and ending balances of military health care payable:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Military health care payable, beginning of the period	$76,605	$65,223	$77,261
Add: Components Of Incurred Medical Expenses
Current period medical claims	220,710	318,833	251,632
Changes In Prior Periods' Estimates:
Earnings related changes	(14,118)	(3,235)	(4,601)
Non-earnings related changes	(6,462)	(10,777)	(16,509)

Total Incurred Medical Expenses	200,130	304,821	230,522

Less: Military Contract Claims Paid
Current period	201,950	244,644	194,659
Prior period	57,724	48,795	47,901

Total Military Contract Claims Paid	259,674	293,439	242,560

Military Health Care Payable, End Of Period	$17,061	$76,605	$65,223

  The military contract expenses presented in the Consolidated Statements of Operations include the total incurred medical expenses presented above and the general and administrative expenses for SMHS. SMHS' general and administrative expenses under the military contract totaled $117.6 million, $147.7 million and $129.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. Total incurred medical contract expenses include the current year expenses plus adjustments to prior periods' estimates. Any subsequent change in an estimate for a prior period is reflected in the current year. Certain adjustments to prior periods have a current year earnings impact while other adjustments do not have a current year earnings impact. The adjustments that do not have a current year earnings impact are the result of an offsetting revenue adjustment in accordance with the risk-sharing terms under SMHS' contract with the Department of Defense ("DoD"). For example in 2004, SMHS had total adjustments to prior period estimates of $20.6 million. These adjustments resulted in a reduction of current period expense of $20.6 million and current period revenue of $6.5 million for a pre-tax increase of $14.1 million to current period earnings. The favorable development in the earnings related changes for the years ended December 31, 2004 and 2003 have primarily been a result of claims being settled for amounts less than originally estimated.

  15. EMPLOYEE BENEFIT PLANS

  Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company matches 50%-100% of an employee's elective deferral up to a maximum of 6% of a participant's annual compensation, subject to IRS limits. The Plan does not require additional Company contributions. Expense under the plan totaled $5.1 million, $5.3 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  Supplemental Retirement Plans. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of all or a portion of their salary and bonuses received from the Company. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon a participant's death, disability, retirement, termination of employment or certain other circumstances including financial hardship. The Company had a liability of $16.5 million and $12.9 million for the SRPs at December 31, 2004 and 2003, respectively. While the SRPs are unfunded plans, the Company is informally funding the plans through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $15.3 million and $9.8 million at December 31, 2004 and 2003, respectively.

  Executive Split Dollar Life Insurance Plan. The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract. No premiums have been paid under these policies since July 2002.

  Supplemental Executive Retirement Plan ("SERP"). The Company has a defined benefit retirement plan covering certain key employees. The Company is informally funding the benefits through the purchase of life insurance policies. Benefits are based on, among other things, the employee's average earnings of the three highest years over the five-year period prior to retirement or termination, and length of service. Benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. The Company expects to contribute $784,000 to the plan in 2005 to fund expected benefit payments. The annual plan measurement date is December 31.

  A reconciliation of ending year SERP balances is as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Change In Benefit Obligation
Benefit obligation at beginning of year	$29,896	$23,461	$19,143
Service cost	425	374	292
Interest cost	1,674	1,547	1,375
Actuarial (gain) loss	(8,114)	5,298	3,435
Benefits paid	(784)	(784)	(784)

Benefit Obligation At End Of Year	$23,097	$29,896	$23,461

Change In Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	784	784	784
Benefits paid	(784)	(784)	(784)

Fair Values Of Plan Assets At End Of Year	$—	$—	$—

Funded status	$(23,097)	$(29,896)	$(23,461)
Unrecognized prior service cost	6,936	8,145	6,761
Unrecognized net actuarial loss	(338)	8,212	5,640

Accrued Net Benefit Cost	(16,499)	(13,539)	(11,060)

Unfunded accumulated benefit obligation	(17,581)	(21,146)	(18,330)

Additional Minimum Liability	(1,082)	(7,607)	(7,270)

Intangible asset	1,082	7,607	5,640

Accumulated Other Comprehensive Loss	—	—	(1,630)

Benefit Liability	$(17,581)	$(21,146)	$(18,330)

Discount rate	5.8%	5.8%	6.5%
Rate of compensation increase	3.0%	3.0%	3.0%

Components Of Net Periodic Benefit Cost:
Service cost	$425	$374	$292
Interest cost	1,674	1,547	1,375
Amortization of prior service credits	1,211	1,210	925
Recognized actuarial loss	435	131	575

Net Periodic Benefit Cost	$3,745	$3,262	$3,167

  While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $19.7 million, $14.7 million and $11.7 million at December 31, 2004, 2003 and 2002, respectively.

  At December 31, 2004, expected future benefit payments related to the Company's defined benefit plans were as follows:

(In thousands)
2005	$784
2006	946
2007	946
2008	1,699
2009	1,803
2010 through 2040	51,191

Total	$57,369

  16. CAPITAL STOCK PLANS

  Stockholders' Rights Plan. The Company had a Stockholders' Rights Plan, which expired on June 14, 2004. Under the Rights Plan, each share of Sierra common stock, par value $.005 per share, contained one right (a "Right"), which entitled the registered holder to purchase from Sierra a unit consisting of one one-hundredth (.01) of a share of the Sierra Series A Junior Participating Preferred Shares (a "Unit"), par value $.01 per share, or a combination of securities and assets of equivalent value, at a purchase price of $100.00 per Unit, subject to adjustment. The Rights had certain anti-takeover effects. The Rights could have caused substantial dilution to a person or group that attempted to acquire Sierra on terms not approved by Sierra's Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights would not have interfered with any merger or other business combination approved by the Board of Directors since Sierra could redeem the Rights at the price of $.02 per Right prior to or within ten days of the time that a person or group had acquired, or obtained the right to acquire, beneficial ownership of 20% or more of Sierra's common stock.

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

  The following table reflects the activity of the stock option plans:

	Number Of Shares	Options Exercisable	Option Price			Weighted Average Price
		(Number of shares in thousands)
Outstanding January 1, 2002	6,003	1,391	$3.13	—	24.69	$6.81

Granted	944		8.13	—	13.17	10.88
Exercised	(995)		3.25	—	22.38	5.73
Canceled	(100)		3.25	—	24.69	11.32

Outstanding December 31, 2002	5,852	1,866	3.13	—	24.69	7.56

Granted	1,603		12.21	—	23.96	14.48
Exercised	(1,918)		3.25	—	24.50	6.92
Canceled	(178)		3.75	—	24.69	13.65

Outstanding December 31, 2003	5,359	1,384	3.13	—	23.96	9.65

Granted	135		27.73	—	40.71	34.93
Exercised	(2,334)		3.13	—	40.71	8.27
Canceled	(555)		3.25	—	40.71	13.35

Outstanding December 31, 2004	2,605	692	3.13	—	40.71	11.42

Available For Grant At December 31, 2004	2,314

  The following table summarizes information about stock options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable

			Number Of	Weighted Average	Weighted	Number Of	Weighted
Range Of			Options	Contractual Life	Average	Options	Average
Exercise Price			(In Thousands)	Remaining (In Years)	Exercise Price	(In Thousands)	Exercise Price

$3.13	–	4.80	639	5	$3.81	176	$3.76
5.73	–	11.65	899	7	9.87	368	9.81
11.71	–	12.61	406	8	12.50	29	12.48
13.17	–	40.71	661	8	20.23	119	30.94

3.13	–	40.71	2,605	7	11.42	692	12.00

  Employee Stock Purchase Plans. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. During 2004, a total of 357,000 shares were purchased at prices of $16.28 and $23.33 per share. At December 31, 2004, the Company had 734,000 shares reserved for purchase under the Purchase Plan of which 136,000 shares were purchased by employees at $37.05 per share in January 2005.

  Restricted Stock Units. The Company has issued units of restricted stock ("Units") to certain executives. Each Unit represents a nontransferable right to receive one share of Sierra common stock and there is no cost by the recipient to exercise the Units. The Units are included in total outstanding common shares. In the calculation of earnings per share, the unvested Units are not included in the common shares outstanding but are included in the calculation of common shares outstanding assuming dilution. The transactions are recorded by including the value of the Units as common stock and additional paid-in capital offset by a contra-equity account, deferred compensation. Compensation expense is recognized over the vesting period.

  The Company issued 244,000 non-performance based Units during 2001. The first half of the Units vested in 2003 with the remainder vesting in 2004. The value of the transaction was based on the number of Units issued and the Company stock price on the date of issuance, which was $5.73. Total expense associated with the plan was $22,000, $451,000 and $585,000 for 2004, 2003 and 2002, respectively.

  The Company issued 125,000 performance-based Units in 2004. The first third of the Units vested in 2004 with the remainder vesting in 2005. The value of the transaction is based on the number of Units issued and the Company stock price on the date the performance criteria is met. The stock price on the date the first performance criteria was met was $41.30. For the Units vesting in 2005, the price at December 31, 2004, $55.11, was used to value the Units at December 31, 2004. The expense will subsequently be adjusted based on the share price on the date second performance criteria is met. Total expense recognized during 2004 for the Units was $6.0 million.

  Accounting for Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock-based compensation plans. The fair value pro forma presentation in Note 2 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 74%, 73% and 74%; risk-free interest rates of 3.48%, 2.93% and 3.32%; and expected lives of one to five years. The weighted average fair value of options granted in 2004, 2003 and 2002 was $24.04, $10.94 and $8.60, respectively.

  The fair value of each offering of the Purchase Plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 41%, 64% and 56%; risk-free interest rates of 1.32%, 0.93% and 1.48%; and expected lives of six months for all years.

  17. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

  Supplemental statements of cash flows information is presented below:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid during the year for interest (net of amount capitalized)	$3,025	$3,342	$7,205
Cash (paid) received during the year for income taxes	(12,900)	(10,741)	12,796
Non-Cash Investing And Financing Activities:
Assets and liabilities recorded in conjunction with the sale
of the workers' compensation operations	54,060	—	—
Stock issued for exercise of options and related tax benefits	27,287	12,596	6,837
Additions to capital leases	253	153	—
Retired sale-leaseback assets, liabilities and financing obligations	—	—	89,751

  18. SEGMENT REPORTING

  The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

  SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company does not have plans to dispose of the operations before the phase-out is complete.

  SMHS anticipates negotiating the final bid price adjustment settlement with the DoD for option period six (June 1, 2003 to August 31, 2004) during the second quarter of 2005. This settlement will include the final revenue adjustments and a final adjustment for updated health care expense estimates for this option period. At the conclusion of the settlement, SMHS will pay the DoD the estimated portion of the remaining military health care payable. As with previous settlements, this final settlement may have a material impact on the Company's results of operations.

  Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 53%, 57% and 57% of its total consoldiated revenues from agencies of the U.S. government for the years ended December 31, 2004, 2003 and 2002, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

  The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

  Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Year Ended December 31, 2004
Medical premiums	$1,131,147	$—	$1,131,147
Military contract revenues	—	372,608	372,608
Professional fees	35,115	—	35,115
Investment and other revenues	35,063	1,502	36,565

Total Revenue	$1,201,325	$374,110	$1,575,435

Segment operating profit	$141,391	$56,411	$197,802
Interest expense	(4,624)	(60)	(4,684)
Other income (expense), net	209	(105)	104

Income Before Income Taxes	$136,976	$56,246	$193,222

Segment assets	$625,938	$59,690	$685,628
Capital expenditures	(26,214)	(23)	(26,237)
Depreciation	15,904	1,180	17,084

Year Ended December 31, 2003
Medical premiums	$962,176	$—	$962,176
Military contract revenues	—	465,313	465,313
Professional fees	37,367	—	37,367
Investment and other revenues	18,192	2,031	20,223

Total Revenue	$1,017,735	$467,344	$1,485,079

Segment operating profit	$117,607	$14,790	$132,397
Interest expense	(5,217)	(274)	(5,491)
Other income (expense), net	(631)	408	(223)

Income Before Income Taxes	$111,759	$14,924	$126,683

Segment assets	$424,695	$175,670	$600,365
Capital expenditures	(19,768)	(2,006)	(21,774)
Depreciation	14,234	1,695	15,929

Year Ended December 31, 2002
Medical premiums	$857,741	$—	$857,741
Military contract revenues	—	373,589	373,589
Professional fees	30,923	—	30,923
Investment and other revenues	14,305	2,077	16,382

Total Revenue	$902,969	$375,666	$1,278,635

Segment operating profit	$56,700	$15,291	$71,991
Interest expense	(7,455)	(195)	(7,650)
Other income (expense), net	(309)	364	55

Income Before Income Taxes	$48,936	$15,460	$64,396

Segment assets	$387,097	$113,811	$500,908
Capital expenditures	(10,829)	(1,563)	(12,392)
Depreciation	15,730	2,515	18,245

  19. UNAUDITED QUARTERLY INFORMATION

Quarter Ended 2004:	March 31	June 30	September 30	December 31
		(In thousands, except per share data)
Operating revenues	$408,190	$441,239	$393,280	$332,726
Operating income from continuing operations	42,160	61,167	48,735	45,740
Income from continuing operations	26,315	38,221	30,727	27,863
Net income	25,829	38,221	30,727	27,960

Basic Earnings Per Share:
Income from continuing operations	$0.97	$1.43	$1.16	$1.06
Net income	0.96	1.43	1.16	1.06

Dilutive Earnings Per Share:
Income from continuing operations	$0.75	$1.10	$0.90	$0.83
Net income	0.74	1.10	0.90	0.83

Quarter Ended 2003:

Operating revenues	$352,270	$370,205	$389,237	$373,367
Operating income from continuing operations	25,275	33,296	35,178	38,648
Income from continuing operations	15,428	20,510	22,177	24,003
Net income	15,022	20,265	22,207	4,832

Basic Earnings Per Share:
Income from continuing operations	$0.53	$0.75	$0.78	$0.88
Net income	0.52	0.74	0.78	0.18

Dilutive Earnings Per Share: (1)
Income from continuing operations	$0.47	$0.58	$0.61	$0.68
Net income	0.46	0.57	0.61	0.15

(1)	The diluted earnings per share for the four quarters ending in 2003 have been restated in accordance with EITF 04-8 as described in Note 2.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  ITEM 9a. CONTROLS AND PROCEDURES

  a. Evaluation of Disclosure Controls and Procedures

  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  b. Management's Report on Internal Control over Financial Reporting

  Our management's report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

  c. Change in Internal Control over Financial Reporting

  No change in our internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

  ITEM 11. EXECUTIVE COMPENSATION

  The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Equity Compensation Plan Information

  The following table provides information as of December 31, 2004, regarding outstanding awards and shares remaining available for future issuance under the Company's compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans):

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options (1)	(b) Weighted-Average Exercise Price Of Outstanding Options	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (2)
	(In thousands, except exercise price)
Equity compensation plans approved by security holders	456	$8.31	1,225	(3)
Equity compensation plans not approved by security holders (4)	2,271	11.42	1,823

Total	2,727	10.90	3,048

  See Note 16 of the Notes to the Consolidated Financial Statements for additional information on our stock based compensation plans.

(1)	In addition, a total of 3,100 shares of common stock are subject to options assumed by the Company in connection with acquisitions, with a weighted average exercise price of $11.71.

(2)

  All of the shares available for future issuance include: (i) 2,126,000 shares under the 1995 Long-Term Incentive Plan, as amended and restated, issuable as restricted stock or as a bonus; (ii) 188,000 shares under the 1995 Non-Employee Directors' Stock Plan, as amended and restated, issuable in lieu of directors fees; and (iii) 734,000 shares under the Amended and Restated 1985 Employee Stock Purchase Plan (Purchase Plan), which may be sold directly to employees at a discount. Shares other than those under the Purchase Plan may also be issued in connection with options, warrant and rights.

(3)	Includes 734,000 shares remaining available for future issuance under the ESPP of which 136,000 were issued in January 2005.

(4)

  The 1995 Long-Term Incentive Plan (Plan) was approved by shareholders in 1995, with additional shares authorized by shareholders in 1998. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the Plan, resulting in 2,073,000 shares in column (a) and 1,638,000 shares in column (c) at December 31, 2004. The Compensation Committee of the Board of Directors, which is permitted to delegate authority in limited circumstances, administers the Plan. The Plan authorizes grants of incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock (including in lieu of other payment obligations), dividend equivalents, and other stock-based awards. The Committee sets vesting and forfeiture terms of awards. To date, the Company has granted primarily options and deferred stock (designated as restricted stock units) under the Plan. Options must have an exercise price of at least 100% of the fair market value of the common stock on the grant date, and generally have a term not exceeding ten years. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock and restricted stock units granted under the Plan are generally to be settled only in shares, and are subject to a risk of forfeiture upon termination of employment for a specified period, except more favorable terms apply to termination due to death, disability and in other specified cases. The Plan provides that certain awards will become vested upon a change in control of the Company.

  The 1995 Non-Employee Directors' Stock Plan, as amended and restated, was approved by shareholders in 1995. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the Plan, resulting in 198,000 shares in column (a) and 185,000 shares in column (c) at December 31, 2004. The Plan is administered by the Board of Directors. It authorizes the automatic grant of an option to purchase 10,000 shares to each newly elected non-employee director and thereafter annually to each eligible non-employee director. Options have an exercise price of 100% of the fair market value of the common stock on the grant date, and expire at the earlier of ten years after grant, one year after termination of service due to death, disability, or retirement, or six months after other terminations (subject to extension if death occurs during the post-termination exercise period). Options become exercisable 20% per year beginning one year after grant, subject to acceleration in the case of death or disability, at a specified date near an optionee's 78th birthday, or in connection with certain change of control transactions. Options may be exercised after termination only to the extent vested at termination, unless otherwise determined by the Board. The Plan also permits discretionary option grants by the Board, with vesting and forfeiture terms set by the Board. The exercise price may be paid in cash or by surrender of previously acquired shares. The Plan also permits directors to elect to receive fees in the form of unrestricted shares of common stock or to defer fees in the form of deferred shares, with the number of such shares or deferred shares calculated by dividing the replaced or deferred fees by the then-fair market value of a share of common stock.

  The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Sierra's Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

  The information set forth under the caption "Principal Accounting Fees and Services" in Sierra's Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

  PART IV

  ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Index to Financial Statements and Schedule on page 54.
(a)(2)	Financial Statement Schedules:

Schedule I	Condensed Financial Information of Registrant	S-1

  All other schedules are omitted because they are not applicable, not required, or because the required information is in the consolidated financial statements or notes thereto.

(a)(3)	The following exhibits are filed as part of, or incorporated by reference into this Report as required by Item 601 of Regulation S-K:
(3.1)	Articles of Incorporation, as amended through September 10, 2003, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
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

(4.1)	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
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

(10.3)

  First Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as

  Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager, incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10.4)

  Second Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager, incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10.5)

  Fourth Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Calyon New York Branch (formerly known as Credit Lyonnais New York Branch) and U.S. Bank National Association as Syndication Agents, Banc of America Securities LLC, Calyon New York Branch and U.S. Bank National Association as Joint Book Managers and Banc of America Securities LLC as Sold Lead Arranger, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K on October 19, 2004, File No. 001-08865.

(10.6)	Compensatory Plans, Contracts and Arrangements.
(1)

  Employment Agreement with Jonathon W. Bunker dated February 1, 2003, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.4 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(2)

  Employment Agreement with Frank E. Collins dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(3)

  Employment Agreement with William R. Godfrey dated December 10, 1999, incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.9 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(4)

  Employment Agreement with Laurence S. Howard dated December 10, 1999, incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.7 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(5)

  Employment Agreement with Anthony M. Marlon, M.D. dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(6)

  Employment Agreement with Erin E. MacDonald dated February 12, 2001, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(7)

  Employment Agreement with Michael A. Montalvo dated January 1, 2003, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.6 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(8)

  Employment Agreement with Marie H. Soldo dated November 16, 2000, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.8 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

(9)

  Employment Agreement with Paul H. Palmer dated December 1, 2001, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.5 to Registrant's Report on Form 8-K filed on December 16, 2004, File No. 001-08865.

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

(17)	Sierra Health Services, Inc. Management Incentive Compensation Plan for the year ended December 31, 2004.

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

(20)	Form of Sierra Health Services, Inc. 1995 Long-Term Incentive Plan Non-Qualified Stock Option Agreement.
(21)	Form of Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement.
(22)	Form of Sierra Health Services, Inc. 1995 Long-Term Incentive Plan Restricted Stock Units Agreement.
(10.7)

  Stock Purchase Agreement, dated as of November 25, 2003, as amended on December 17, 2003, as further amended on December 29, 2003 and as further amended on January 12, 2004, among Sierra Health Services, Inc., CII Financial, Inc. and Folksamerica Holding Company, Inc., incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10.8)

  Form of Contingent Purchase Price Note Agreement among Folksamerica Holding Company, Inc., Sierra Health Services, Inc., CII Financial, Inc., and, with respect to Article 5 only, Folksamerica Reinsurance Company, incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(12.1)	Statement re: Computation of Ratios.
(21)	Subsidiaries of the Registrant (listed herein):
There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

  Behavioral Healthcare Options, Inc.
  CII Financial, Inc.
  Family Health Care Services
  Family Home Hospice, Inc.
  Health Plan of Nevada, Inc.
  Sierra Nevada Administrators, Inc.
  Northern Nevada Health Network, Inc.
  Sierra Health and Life Insurance Company, Inc.
  Sierra Health Holdings, Inc.
        (Sierra Military Health Services, LLP, Texas Health Choice, L.C.)
  Sierra Health-Care Options, Inc.
  Sierra Home Medical Products, Inc.
  Sierra Medical Management, Inc. and Subsidiaries
  Southwest Medical Associates, Inc.
  Southwest Realty, Inc.

Jurisdiction of Incorporation Nevada California Nevada Nevada Nevada Nevada Nevada California Nevada Nevada Nevada Nevada Nevada Nevada

(23.1)	Consent of Deloitte & Touche LLP.
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated March 14, 2005.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated March 14, 2005.
All other Exhibits are omitted because they are not applicable.
(d)	Financial Statement Schedules
The Exhibits set forth in Item 15 (a)(2) are filed herewith.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. By: /s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.

  Date: March 14, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	March 14, 2005
/s/ Paul H. Palmer Paul H. Palmer	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Chief Accounting Officer)	March 14, 2005
/s/ Erin E. MacDonald Erin E. MacDonald	Director	March 14, 2005
/s/ Charles L. Ruthe Charles L. Ruthe	Director	March 14, 2005
/s/ William J. Raggio William J. Raggio	Director	March 14, 2005
/s/ Thomas Y. Hartley Thomas Y. Hartley	Director	March 14, 2005
/s/ Albert L. Greene Albert L. Greene	Director	March 14, 2005
/s/ Michael E. Luce Michael E. Luce	Director	March 14, 2005
/s/ Anthony L. Watson Anthony L. Watson	Director	March 14, 2005

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

  CONDENSED BALANCE SHEETS - Parent Company Only

	December 31,
	2004	2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$47,889	$2,515
Short-term investments	22,744	994
Current portion of deferred tax asset	6,962	27,612
Prepaid expenses and other current assets	27,748	40,823

Total Current Assets	105,343	71,944

Property and equipment, net	28,886	30,093
Equity in net assets of subsidiaries	189,498	181,946
Notes receivable from subsidiaries	9,014	9,135
Goodwill	2,154	2,154
Deferred tax asset	14,555	4,064
Other	58,739	46,267

Total Assets	$408,189	$345,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$26,092	$23,336
Current portion of long-term debt	26	47

Total Current Liabilities	26,118	23,383

Long-term debt (less current portion)	125,099	115,013
Other liabilities	55,275	56,443

Total Liabilities	206,492	194,839

Stockholders' Equity:
Common stock	178	166
Treasury stock	(237,876)	(112,737)
Additional paid-in capital	286,571	227,417
Deferred compensation	(288)	(22)
Accumulated other comprehensive loss	(245)	(479)
Retained earnings	153,357	36,419

Total Stockholders' Equity	201,697	150,764

Total Liabilities And Stockholders’ Equity	$408,189	$345,603

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

  CONDENSED STATEMENTS OF OPERATIONS - Parent Company Only

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Revenues:
Management fees	$142,178	$123,669	$81,363
Subsidiary dividends	52,250	11,000	20,000
Investment and other income	6,934	3,179	698

Total Revenues	201,362	137,848	102,061

Expenses:
Depreciation	9,161	9,052	10,699
Other	53,113	37,923	36,186
Interest expense and other, net	1,164	2,682	8,017

Total Expenses	63,438	49,657	54,902

Income Before Income Taxes	137,924	88,191	47,159
Income tax provision	(22,363)	(26,543)	(8,615)

Income Of Parent Company	115,561	61,648	38,544
Equity in undistributed income of subsidiaries from continuing operations	7,565	20,470	3,764

Income From Continuing Operations	123,126	82,118	42,308
Loss from discontinued operations	(389)	(19,792)	(5,860)

Net Income	$122,737	$62,326	$36,448

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

  CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Income from continuing operations	$123,126	$82,118	$42,308
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	9,161	9,052	10,699
Deferred compensation	7,332	451	585
(Gain) loss on property and equipment dispositions	(89)	190	—
Equity in undistributed income of subsidiaries continuing operations	7,565	20,470	3,764
Change in assets and liabilities	(16,695)	(88,117)	(51,053)

Net Cash Provided By Operating Activities	130,400	24,164	6,303

Cash Flows From Investing Activities:
Capital expenditures	(9,495)	(6,486)	(5,273)
Property and equipment dispositions	1,750	2,599	144
(Increase) decrease in investments	(32,501)	727	(117)
Dividends from subsidiaries	52,250	11,000	20,000

Net Cash Provided By Investing Activities	12,004	7,840	14,754

Cash Flows From Financing Activities:
Payments on debt and capital leases	(55)	(60,092)	(38,927)
Proceeds from other long-term debt	10,000	—	—
Purchase of treasury stock	(133,809)	(99,485)	—
Exercise of stock in connection with stock plans	26,834	19,171	10,159
Proceeds from senior convertible debentures	—	115,000	—
Debt issue costs	—	(5,834)	—
Proceeds of sale-leaseback deposit	—	—	9,462

Net Cash Used For Financing Activities	(97,030)	(31,240)	(19,306)

Net Increase In Cash And Cash Equivalents	45,374	764	1,751
Cash and cash equivalents at beginning of year	2,515	1,751	—

Cash And Cash Equivalents At End Of Year	$47,889	$2,515	$1,751

Supplemental Condensed Statements Of Cash Flows Information:
Cash paid during the year for interest (net of amount capitalized)	$2,979	$3,254	$11,559
Cash (paid) received during the year for income taxes	(12,620)	(10,324)	13,051
Non-Cash Investing And Financing Activities:
Stock issued for exercise of options and related tax benefits	27,287	12,596	6,837
Additions to capital leases	120	17	—
Retired sale-leaseback assets, liabilities and financing obligations	—	—	89,751

  SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

  NOTES TO CONDENSED INFORMATION OF REGISTRANT

  For the Years Ended December 31, 2004 and 2003

  1.    LONG-TERM DEBT

  Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

December 31,	(In thousands)
2005	$26
2006	27
2007	28
2008	28
2009	10,016
Thereafter	115,000

Total	$125,125

  2.    OTHER

  Management Fees. Sierra Health Services, Inc., receives monthly management fees from certain wholly-owned subsidiaries for services performed. The majority of the fees are from Health Plan of Nevada, Inc. under an administrative services agreement that has been approved by the Nevada Division of Insurance. The fees have been recorded as revenue in the Condensed Financial Information of Registrant for the three years ended December 31, 2004.

  S-4