Form 10-Q
period 2005-03-31
SIERRA HEALTH SERVICES INC
filed 2005-04-27
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      As of April 22, 2005, there were 26,718,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended March 31, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$112,400	$205,290
Investments	279,525	147,264
Accounts receivable (less allowance for doubtful accounts: 2005 - $5,565; 2004 - $5,380)	14,379	15,150
Military accounts receivable (less allowance for doubtful accounts: 2005 and 2004 - $100)	5,679	25,452
Current portion of deferred tax asset	19,680	17,560
Prepaid expenses and other current assets	57,719	36,106
Assets of discontinued operations	3,961	4,152

Total Current Assets	493,343	450,974

Property and equipment, net	69,669	71,152
Restricted cash and investments	15,436	20,353
Goodwill (less accumulated amortization: 2005 and 2004 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	12,251	13,275
Note receivable (less valuation allowance: 2005 and 2004 - $15,000)	47,000	47,000
Other assets	73,472	72,244

Total Assets	$725,953	$689,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued and other current liabilities	$109,738	$75,646
Trade accounts payable	8,026	7,123
Accrued payroll and taxes	23,236	27,668
Medical claims payable	128,135	119,337
Unearned premium revenue	13,925	50,763
Military health care payable	16,500	17,061
Current portion of long-term debt	97	100
Liabilities of discontinued operations	1,961	610

Total Current Liabilities	301,618	298,308

Long-term debt (less current portion)	125,374	125,395
Other liabilities	61,798	64,380

Total Liabilities	488,790	488,083

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 60,000 shares authorized; 2005 - 35,993; 2004 - 35,573 shares issued	180	178
Treasury stock: 2005 - 9,321; 2004 - 9,192 common stock shares	(246,993)	(237,876)
Additional paid-in capital	302,610	286,571
Deferred compensation	—	(288)
Accumulated other comprehensive loss	(684)	(245)
Retained earnings	182,050	153,357

Total Stockholders' Equity	237,163	201,697

Total Liabilities And Stockholders' Equity	$725,953	$689,780

See accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Revenues:
Medical premiums	$311,355	$265,438
Military contract revenues	6,359	127,624
Professional fees	9,853	9,478
Investment and other revenues	8,271	5,650

Total	335,838	408,190

Operating Expenses:
Medical expenses	244,962	208,065
Military contract expenses	4,107	120,797
General and administrative expenses	41,445	37,168

Total	290,514	366,030

Operating Income From Continuing Operations	45,324	42,160
Interest expense	(1,631)	(1,165)
Other income (expense), net	99	122

Income From Continuing Operations Before Income Taxes	43,792	41,117
Provision for income taxes	(15,225)	(14,802)

Income From Continuing Operations	28,567	26,315
Income (loss) from discontinued operations (net of income tax benefit of $838 and $761)	838	(486)

Net Income	$29,405	$25,829

Earnings Per Common Share:
Income from continuing operations	$1.07	$0.97
Income (loss) from discontinued operations	0.03	(0.01)

Net Income	$1.10	$0.96

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$0.85	$0.75
Income (loss) from discontinued operations	0.02	(0.01)

Net Income	$0.87	$0.74

See accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$29,405	$25,829
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
(Gain) loss from discontinued operations	(838)	486
Depreciation	3,714	4,075
Stock based compensation expense	1,224	22
Provision for doubtful accounts	403	445
Loss on property and equipment dispositions	20	—
Change In Operating Assets And Liabilities:
Military accounts receivable	19,773	2,701
Deferred tax asset	5,335	7,205
Other current assets	5,477	575
Other assets	(1,290)	60
Accrued payroll and taxes	(4,432)	7,852
Medical claims payable	8,798	3,530
Military health care payable	(561)	2,241
Other current liabilities	(4,206)	2,049
Unearned premium revenue	(36,838)	(23,914)
Other liabilities	(2,582)	(929)

Net Cash Provided By Operating Activities Of Continuing Operations	23,402	32,227

Cash Flows From Investing Activities:
Capital expenditures, net of dispositions	(2,252)	(1,491)
Change in investments	(115,469)	19,401

Net Cash (Used For) Provided By Investing Activities Of Continuing Operations	(117,721)	17,910

Cash Flows From Financing Activities:
Payments on debt and capital leases	(24)	(1,490)
Purchase of treasury stock	(10,354)	(31,944)
Exercise of stock in connection with stock plans	9,432	9,846

Net Cash Used For Financing Activities Of Continuing Operations	(946)	(23,588)

Net cash provided by discontinued operations	2,375	3,414

Net (Decrease) Increase In Cash And Cash Equivalents	(92,890)	29,963
Cash And Cash Equivalents At Beginning Of Period	205,290	118,473

Cash And Cash Equivalents At End Of Period	$112,400	$148,436

Supplemental Condensed Consolidated Continuing Operations Statement Of Cash Flows Information:

Cash paid during the period for interest (net of amount capitalized)	$3,109	$1,430
Net cash paid during the period for income taxes	2,493	22
Non-Cash Investing And Financing Activities:
Assets and liabilities recorded in conjunction with the sale of the workers' compensation operations	—	54,060
Stock issued for exercise of options and related tax benefits	6,198	6,040

See accompanying notes to consolidated financial statements.

SIERRA HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra, a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements and the Company's annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2004 have been reclassified to conform with the current year presentation.

2. EMPLOYEE STOCK PLANS

The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with restricted stock units and certain stock options in which vesting was or has been agreed to be accelerated.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based compensation:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$29,405	$25,829
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,143)	(1,358)

Pro Forma Net Income	$28,262	$24,471

Net income per share, as reported	$1.10	$0.96
Pro forma net income, per share	1.06	0.90

Net income per share assuming dilution, as reported	$0.87	$0.74
Pro forma net income, per share	0.84	0.70

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in 2006 but it has not yet determined the financial statement impact of adopting SFAS 123R.

3. INVESTMENTS

Of the cash and cash equivalents and current unrestricted investments that total $391.9 million in the accompanying Consolidated Balance Sheet at March 31, 2005, $250.0 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, and trust deed mortgage notes. At March 31, 2005, approximately 73% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments.

The Company's investment in trust deed mortgage notes are stated at cost and classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company does not believe any of its investments are other than temporarily impaired at March 31, 2005.

The Company entered into a short sale of U.S. Treasury Bonds during the quarter. The short sale does not meet the accounting definition of a hedge. The position was adjusted to fair value at March 31, 2005 and a gain of $500,000 was included in investment and other revenues for the period. At March 31, 2005, the restricted proceeds from the sale of $27.2 million were included in prepaid expenses and other current assets and the fair value of the securities sold, not yet purchased of $26.7 million was included in accrued and other current liabilities. Income on the proceeds of the sale is included in investment and other revenues and the interest expense on the short position is included in interest expense. The current asset and liability associated with the transaction have been presented on a net basis in the Condensed Consolidated Statement of Cash Flows.

4. LONG-TERM DEBT

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2 ¼% senior convertible debentures due March 15, 2023. The debentures are not guaranteed by any of Sierra's subsidiaries. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if: (i) the market price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of the Company's common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

Revolving Credit Facility - On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity of the facility to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. The current interest rate on the facility is LIBOR plus 1.2%. The facility is available for general corporate purposes. At March 31, 2005, the Company has drawn $10.0 million on this facility, which is unchanged from December 31, 2004.

The credit facility remains secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all of the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. (CII) and certain other exclusions.

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

5. SHARE REPURCHASES

From January 1, 2005 through March 31, 2005, the Company purchased 178,000 shares of its common stock, in the open market or through negotiated transactions, for $10.4 million at an average cost per share of $58.14. Since the repurchase program began in early 2003 and through March 31, 2005, the Company had purchased, in the open market or through negotiated transactions, 8.9 million shares for $243.6 million at an average cost per share of $27.39. On May 20, 2004, and December 7, 2004, the Company's Board of Directors authorized the Company to purchase an additional $70.0 million and $50.0 million worth of its common stock, respectively. At March 31, 2005, $61.1 million was still available under the Board of Directors' authorized plan.

The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. The Company has repurchased 53,000 shares for $3.2 million at an average cost of $60.91 subsequent to March 31, 2005 through April 25, 2005.

6. TEXAS DISCONTINUED OPERATIONS

During the third quarter of 2001, the Company announced its plan to exit the Texas HMO health care market and received formal approval from the Texas Department of Insurance to withdraw its HMO operations in mid-October 2001. The Company ceased providing HMO health care coverage in Texas on April 17, 2002.

The Company elected to early adopt Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), effective January 1, 2001. In accordance with SFAS No. 144, the Company's Texas HMO health care operations were reclassified as discontinued operations.

The following are the unaudited condensed assets and liabilities of the discontinued Texas HMO health care operations:

	March 31, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and cash equivalents	$1,137	$2,329
Investments	2,801	1,811
Other assets	23	12

Total Assets	3,961	4,152

LIABILITIES
Accounts payable and other liabilities	1,961	610

Net Assets Of Discontinued Operations	$2,000	$3,542

Management believes that the remaining liabilities, at March 31, 2005, are appropriate and that no further revisions to the estimates are necessary at this time. The increase in liabilities at March 31, 2005, is the result of an increase in the income tax liability for discontinued operations. Based on the current estimated Texas HMO health care remaining liabilities, the Company believes the Texas HMO has adequate funds available and the ability to fund the anticipated obligations.

The following are unaudited condensed statements of operations of the discontinued Texas HMO health care operations:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating revenues	$21	$36

Medical expenses	(7)	(175)
General and administrative expenses	28	(136)
Interest expense and other, net	—	73

Income From Discontinued Operations Before Income Tax	—	274
Income tax benefit (provision)	838	(78)

Net Income From Discontinued Operations	$838	$196

The income tax benefit for the three months ended March 31, 2005 is the result of a tax benefit due to a reconciliation of the Company's tax accounts to the previously filed income tax returns offset by an increase in the income tax liability for discontinued operations.

7. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives to dispose of its workers' compensation company, CII. Sierra's Board of Directors approved the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers' compensation insurance business as discontinued operations.

On March 31, 2004, the Company completed the sale of California Indemnity Insurance Company (Cal Indemnity). Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

The Company received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment is a timing difference and is expected to be repaid to the Company over the next few years. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The $62.0 million note receivable can be increased on a dollar for dollar basis for the first $15 million in positive loss reserve development and $.50 per dollar on any positive development in excess of $15 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development.

During the fourth quarter of 2004, the Company engaged a new independent actuary to evaluate the loss development. Based on the independent actuarial projections, the Company recorded a $15.0 million valuation allowance at December 31, 2004 reducing the note receivable to $47.0 million. The Company was required to engage a new actuary to avoid a potential conflict of interest with its former actuary, who is still engaged by Cal Indemnity, and the resulting impact to internal controls. At March 31, 2005, the Company received an updated independent actuarial projection. The updated projection was consistent with the projection received during the fourth quarter of 2004 and no further adjustment is required at this time.

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Although the evaluation of the third-party claims administrator performance is controlled by Cal Indemnity's new parent company, Sierra will be responsible for this administrator's costs. Sierra must also provide certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity. For the quarter ended March 31, 2005, the Company recorded $700,000 in administrative services revenue and $700,000 in operating expenses to provide the contractual administrative services.

The Company had previously estimated that the revenues and funds the Company expected to receive would not cover the expected cost to provide the contractual administrative services so the Company accrued additional liabilities at March 31, 2004 to cover the expected deficiency. Due to actual revenues exceeding estimates and actual expenses being less than projected expenses, the Company reduced the accrued liabilities by $5.5 million during the quarter ended December 31, 2004.

Due to the disposal of the assets and liabilities of Cal Indemnity at March 31, 2004 the Company's Consolidated Balance Sheet beginning March 31, 2004 does not include the assets and liabilities of Cal Indemnity.

The following are the unaudited condensed statements of operations of the discontinued operations of CII:

Three Months Ended March 31, 2004
(In thousands)
Operating Revenues:
Specialty product revenues	$19,015
Investment and other revenues	1,290

Total Revenues	20,305

Operating Expenses:
Specialty product expenses	21,917
Interest expense and other, net	(91)

Total Expenses	21,826

Loss From Discontinued Operations Before Income Tax	(1,521)
Income tax benefit	839

Net Loss From Discontinued Operations	$(682)

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

8. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Basic Income (Loss) Per Share:
Income from continuing operations	$28,567	$26,315
Income (loss) from discontinued operations	838	(486)

Net Income	$29,405	$25,829

Weighted average common shares outstanding	26,622	27,041

Earnings Per Common Share:
Income from continuing operations	$1.07	$0.97
Income (loss) from discontinued operations	0.03	(0.01)

Net Income	$1.10	$0.96

Diluted Income (Loss) Per Share:
Income from continuing operations	$28,567	$26,315
Income (loss) from discontinued operations	838	(486)

Net Income	29,405	25,829
Interest expense on Sierra debentures, net of tax	420	420

Income For Purposes Of Computing Diluted Net Income Per Share	$29,825	$26,249

Weighted average common shares outstanding	26,622	27,041
Dilutive options and restricted shares outstanding	1,215	2,213
Dilutive impact of conversion of Sierra debentures	6,288	6,288

Weighted Average Common Shares Outstanding Assuming Dilution	34,125	35,542

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$0.85	$0.75
Income (loss) from discontinued operations	0.02	(0.01)

Net Income	$0.87	$0.74

9. DEFINED BENEFIT PLAN

The Company previously disclosed that it expected to contribute approximately $784,000 to its defined benefit plan in 2005 to fund expected benefit payments. As of March 31, 2005, the Company has contributed $513,000 to the plan to fund benefit payments and anticipates making approximately $548,000 in additional contributions during 2005. The additional contribution during the first quarter of 2005 was related to a lump sum payout, which will reduce future expected payments.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Components Of Net Periodic Benefit Cost:
Service cost	$94	$106
Interest cost	321	418
Amortization of prior service credits	303	303
Recognized actuarial loss	—	109

Net Periodic Benefit Cost	$718	$936

10. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$29,405	$25,829
Change in unrealized holding loss on available-for-sale investments	(439)	782

Comprehensive Income	$28,966	$26,611

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

Sierra Military Health Services LLC (SMHS) completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the Department of Defense (DoD). SMHS does not meet the definition of discontinued operations since the Company does not have plans to dispose of the operations before the phase-out is complete.

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

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 39% and 57% of its total consolidated revenues from agencies of the U.S. government for the three months ended March 31, 2005 and 2004, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Three Months Ended March 31, 2005
Medical premiums	$311,355	$—	$311,355
Military contract revenues	—	6,359	6,359
Professional fees	9,853	—	9,853
Investment and other revenues	8,129	142	8,271

Total Revenue	$329,337	$6,501	$335,838

Segment operating profit	$42,930	$2,394	$45,324
Interest expense	(1,622)	(9)	(1,631)
Other income (expense), net	74	25	99

Income Before Income Taxes	$41,382	$2,410	$43,792

Three Months Ended March 31, 2004
Medical premiums	$265,438	$—	$265,438
Military contract revenues	—	127,624	127,624
Professional fees	9,478	—	9,478
Investment and other revenues	5,005	645	5,650

Total Revenue	$279,921	$128,269	$408,190

Segment operating profit	$34,688	$7,472	$42,160
Interest expense	(1,147)	(18)	(1,165)
Other income (expense), net	127	(5)	122

Income Before Income Taxes	$33,668	$7,449	$41,117

12. COMMITMENTS AND CONTINGENCIES

On March 15, 2004, SMHS entered into a lease assignment agreement relative to one of its administrative locations. The agreement assigns the remainder of the lease term, which expires September 30, 2012. Under the assignment, SMHS remains contingently liable should the new tenant not perform under its obligation. At March 31, 2005, the future lease payments due under the lease agreement total $5.1 million. SMHS did not record a liability for its obligation under this agreement as the likelihood of non-performance is considered remote at this time and SMHS would have the ability to sublease or enter into another assignment arrangement if required to perform on this obligation. The fair value of this obligation is considered immaterial.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three month periods ended March 31, 2005 and 2004, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2004 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Part 1, Item 1 of our 2004 annual report on Form 10-K.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2004 annual report on Form 10-K. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," and other similar terms and phrases, including all references to assumptions.

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

	Three Months Ended March 31,		Percent Of Revenue Three Months Ended March 31,		Increase (Decrease)
	2005	2004	2005	2004	2005 vs. 2004
(In thousands, except percentages, per share and membership)
Operating Revenues:
Medical premiums	$311,355	$265,438	92.7%	65.0%	$45,917	17.3%
MIlitary contract revenues	6,359	127,624	1.9	31.3	(121,265)	(95.0)
Professional Fees	9,853	9,478	2.9	2.3	375	4.0
Investment and other revenues	8,271	5,650	2.5	1.4	2,621	46.4

Total	335,838	408,190	100.0	100.0	(72,352)	(17.7)

Operating Expenses:
Medical expenses	244,962	208,065	73.0	51.0	36,897	17.7
Medical Care Ratio	76.3%	75.7%				0.6
Military contract expenses	4,107	120,797	1.2	29.6	(116,690)	(96.6)
General and administrative expenses	41,445	37,168	12.3	9.1	4,277	11.5

Total	290,514	366,030	86.5	89.7	(75,516)	(20.6)

Operating Income From Continuing Operations	45,324	42,160	13.5	10.3	3,164	7.5
Interest expense	(1,631)	(1,165)	(0.5)	(0.3)	(466)	40.0
Other income (expense), net	99	122	—	—	(23)	(18.9)

Income From Continuing Operations Before
Income Taxes	43,792	41,117	13.0	10.0	2,675	6.5
Provision for income taxes	(15,225)	(14,802)	(4.5)	(3.6)	(423)	2.9
Tax Rate	34.8%	36.0%				(1.2)

Income From Continuing Operations	28,567	26,315	8.5	6.4	2,252	8.6
Income (loss) from discontinued operations
(net of income tax benefit of $838 and $761)	838	(486)	0.3	(0.1)	1,324	(272.4)

Net Income	$29,405	$25,829	8.8%	6.3%	$3,576	13.8%

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$0.85	$0.75			$0.10	13.3%
Income (loss) from discontinued operations	0.02	(0.01)			0.03	(300.0)

Net Income	$0.87	$0.74			$0.13	17.6%

HMO Membership:
Commercial	241,300	212,000			29,300	13.8%
Medicare	54,000	51,700			2,300	4.4
Medicaid	49,900	48,400			1,500	3.1

Total	345,200	312,100			33,100	10.6%

Overview

Our continuing operations derive revenues primarily from our health maintenance organization (HMO) and managed indemnity plans. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), military health care services and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products).

Our principal expenses consist of medical expenses and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and coordinating utilization of physician and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, administrative costs to operate the military health care subsidiary and subsequent to August 31, 2004 costs to phase-out the military health care operations. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

Executive Summary

Continuing Operations. Our March 31, 2005 operating results were significantly improved over 2004. Our income from continuing operations increased by 8.6% to $28.6 million. The improvement in the 2005 operating results was primarily driven by medical premium revenue growth from new members, premium rate increases and an expansion of our operating margin. This improvement was partially offset by a decreased contribution from our military health services operation. Our HMO membership increased by 10.6% from 312,100 at March 31, 2004, to 345,200 at March 31, 2005 as a result of new accounts and in-case growth. Our aggregate premium rates increased by approximately 6.6% for the three months ended March 31, 2005 over 2004. The combination of these factors resulted in a 17.3% increase in our medical premium revenues to $311.4 million, which was primarily offset by an increase in medical expenses, which increased by 17.7% to $245.0 million. Medical expenses, as a percentage of medical premiums and professional fees, increased from 75.7% to 76.3%, or 60 basis points for the period. Our operating margin (operating income from continuing operations divided by total revenues) improved by 320 basis points to 13.5%.

Our military health services operations segment represented 1.9% of our operating revenues and 5.3% of our operating income from continuing operations for the quarter. This segment had operating income of $2.4 million for the three months ended March 31, 2005 compared to $7.5 million for the same period in 2004. We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered an eight-month phase-out period at substantially reduced revenues and reduced earnings.

For the three months ended March 31, 2005, compared to 2004, investment and other revenues increased from $5.7 million to $8.3 million, an increase of $2.6 million or 46.4%. Of the increase, $1.3 million is related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. For a further description of this agreement, see below in the discussion of investment and other revenues.

For the three months ended March 31, 2005, compared to 2004, our general and administrative (G&A) expenses increased from $37.2 million to $41.4 million, an increase of $4.3 million or 11.5%. Of the increase, $700,000 is for the cost to provide services related to the sale of the workers' compensation insurance operations referred to above. The remaining increase is primarily due to higher employee compensation related expenses, premium taxes, brokers' fees, and license fees.

We had cash flows from operating activities of continuing operations for the three months ended March 31, 2005, of $23.4 million compared to $32.2 million for 2004. We received two monthly payments from the Centers for Medicare and Medicaid Services during the first quarter of 2005 and 2004 as the January payments were received at the end of December. When the quarters are adjusted to reflect three monthly payments from the Centers for Medicare and Medicaid Services, or CMS, the cash flow from continuing operations would be $64.2 million in 2005 and $65.2 million in 2004. The slight decrease in cash flow from continuing operations is primarily due to the timing of accrued payroll and taxes, which represented a fluctuation of $12.3 million between the periods. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period-to-period comparison of our cash flow from continuing operations.

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

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Medical Premiums. The increase in premium revenue for the three months ended March 31, 2005 reflects a 13.3% increase in commercial member months (the number of months individuals are enrolled in a plan), a 12.5% increase in Medicaid member months and a 4.4% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate. Of the 12.5% increase in Medicaid member months, 7.1% is due to the expansion of our Medicaid service area to Reno, Nevada beginning February 2004.

HMO and POS premium rates for renewing commercial groups increased approximately 6% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 7%, net of changes in benefits. We received a 1% increase in Medicaid rates for 2005 but we did not receive an increase in 2004.

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), into law, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans, renamed Medicare Advantage plans, received increased funding from CMS starting March 2004. Because of the way in which the increased funding was calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans received the increased funding. MMA increased our Medicare premium rates by over 15% starting March 1, 2004. The increased funding was used to reduce beneficiary cost sharing, enhance benefits, and stabilize the provider network. In addition, some of the funds were placed into a benefit stabilization fund.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2004, we were paid 90% based on the previous payment approach and 10% based on the new approach. Excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. The Social HMO program has been administratively extended by CMS through 2007. For 2005, 2006 and 2007, we will be paid 70%, 50% and 25%, based on the previouspayment approach and 30%, 50% and 75%, based on the new approach, respectively. The extension of the Social HMO program will serve as a transition plan so that we can convert to a Medicare Advantage plan in 2008. Our 2005 annual Medicare increase, before the effect of the new payment approach and the MMA, would have been 7.9%. The new payment approach reduced this to approximately 4% although the actual increase we received over the fourth quarter of 2004 was approximately 2% as the increased MMA funds were received over the last 10 months of the year and included a proportionate share for January and February 2004.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 212,000 at March 31, 2004 to 241,300 at March 31, 2005. The increase in commercial membership is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues. The decrease in military contract revenue for the three months ended March 31, 2005 is the result of Sierra Military Health Services LLC (SMHS) completing its health care operations under the TRICARE contract on August 31, 2004.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the Department of Defense (DoD). SMHS does not meet the definition of discontinued operations since we do not have plans to dispose of the operations before the phase-out is complete.

SMHS anticipates negotiating the final bid price adjustment settlement with the DoD for option period six (June 1, 2003 to August 31, 2004), during the second quarter of 2005. This settlement will include the final revenue adjustments and a final adjustment for updated health care expense estimates for this option period. At the conclusion of the settlement, SMHS will pay the DoD the estimated portion of the remaining military health care payable. As with previous settlements, this final settlement may have a material impact on our results of operations. Based on preliminary discussions with the DoD, we believe we will have a settlement gain during the second quarter of 2005. SMHS did not have any final settlements or bid price adjustments in the first quarter of 2004 or 2005.

SMHS has recorded phase-out revenues during the first quarter of 2005 of $5.0 million and expects phase-out revenues of approximately $5.5 million during the second quarter of 2005. For more detail on SMHS' results of operations, see Note 11, Segment Reporting, in the Notes to the Condensed Consolidated Financial Statements.

Professional Fees. The increase in professional fees is a result of increased visits due primarily to membership growth.

Investment and Other Revenues. Of the increase in investment and other revenues, $1.3 million is in administrative services revenue due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations beginning April 1, 2004 and accrued interest on the note receivable. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have been engaged to administer claims through a third party claims administrator for a period of fifteen years as well as perform certain transition and managed care services. Total revenue associated with these services for the three months ended March 31, 2005 was $700,000. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of approximately $500,000 on the note receivable. The remaining increase in investment and other revenues is due primarily to an increase in yield during 2005, higher average invested balances and income on a short sale of U.S Treasury bonds as described in Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements. A portion of the increase in investment income related to our short position is offset by an increase in interest expense.

Medical Expenses. Our medical care ratio, which is medical expenses as a percentage of medical premiums and professional fees, increased from 75.7% to 76.3%. The increase in our medical care ratio is due primarily to higher average bed days and increased prescription drug costs. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at March 31, 2005, was 47.1 compared to 46.9 at March 31, 2004.

We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $32.0 million and $26.9 million, or 13.1% and 12.9%, of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for the three months ended March 31, 2005 primarily consist of costs incurred related to the phase-out of the military health care operations as previously discussed. Included in our military contract expenses for the three months ended March 31, 2004 is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS. There was no allocation of overhead in 2005.

General and Administrative Expenses. G&A expenses increased primarily due to higher employee compensation related expenses, premium taxes, brokers' fees, license fees and expenses to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. As a percentage of medical premium revenue, G&A expenses were 13.3% for 2005, compared to 14.0% for 2004. Excluding the services relative to our sales agreement for the workers' compensation insurance operations, our 2005 G&A expenses, as a percentage of medical premium revenue, were 13.1%.

Interest Expense. Interest expense increased due to interest expense on our short sale of U.S Treasury bonds. The increase in expense is offset by an increase in investment income. For more detail on our short position see Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net was consistent between the quarters.

Provision for Income Taxes. The effective tax rate for 2005 was 34.8% compared to 36.0% for 2004. Our effective tax rate is less than the statutory rate due primarily to tax-preferred investments.

Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us. We may use significant estimates and judgments in determining our effective tax rate. We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments. Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation; any adjustments are included in the effective tax rate in the period of adjustment.

Discontinued Operations consist of our Texas HMO health care operations and the CII workers' compensation operations up to March 31, 2004, the date of the sale of the insurance operations. The Texas HMO health care operations had net income for the three months ended March 31, 2005 of $838,000 as a result of a tax benefit related to a reconciliation of our tax accounts to the previously filed income tax returns offset by an increase in the income tax liability for discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $23.4 million for the three months ended March 31, 2005 compared to $32.2 million in 2004. We received two monthly CMS payments during the first quarter of 2005 and 2004 as the January payments were received at the end of December. When the quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $64.2 million in 2005 and $65.2 million in 2004. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period-to-period comparison of our cash flow from continuing operations. We used the majority of the cash flow to purchase investments. The slight decrease in cash flow from continuing operations is primarily due to the timing of accrued payroll and taxes, which represented a fluctuation of $12.3 million between the periods.

We expect that the loss of the T-Nex contract will adversely affect our cash flow from operations in the second quarter of 2005. We expect that SMHS will use $15.0 million to $20.0 million of its cash, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

Net cash used for investing activities of continuing operations during 2005 included $2.3 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the period was an increase in investments of $115.5 million as cash equivalents were used to purchase investments.

Proceeds from the issuance of stock in connection with stock plans were $9.4 million and cash of $10.4 million was used to repurchase Sierra common stock.

Discontinued operations provided cash of $2.4 million in 2005, compared to cash provided of $3.4 million in 2004. Cash provided in 2004 was primarily the result of the sale of Cal Indemnity.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2 ¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by us for cash beginning on or after March 20, 2008.

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. Interest on the facility was initially LIBOR plus 2.25% and had been LIBOR plus 2.00% since the third quarter of 2003. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity of the facility to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate, which is currently LIBOR plus 1.20% based on current covenant ratios. The facility is available for general corporate purposes. At March 31, 2005, we have drawn $10.0 million on this facility, which is unchanged from December 31, 2004.

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

Sierra Share Repurchases

From January 1, 2005 through March 31, 2005, we purchased 178,000 shares of our common stock, in the open market or through negotiated transactions, for $10.4 million at an average cost per share of $58.14. On May 20, 2004, and December 7, 2004, our Board of Directors authorized us to purchase an additional $70.0 million and $50.0 million worth of our common stock, respectively. At March 31, 2005, $61.1 million was still available under the Board of Directors' authorized plan.

Our revolving credit facility, as amended, currently allows for unlimited stock repurchases. We have repurchased 53,000 shares for $3.2 million at an average cost of $60.91 subsequent to March 31, 2005 through April 25, 2005.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries, including the discontinued operations, had restricted assets on deposit in various states totaling $16.5 million at March 31, 2005. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $113.5 million in cash and cash equivalents held at March 31, 2005, including discontinued operations, $1.1 million was held by discontinued operations and $62.9 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

The following schedule represents our obligations and commitments for long-term debt, capital leases and operating leases at March 31, 2005. The amounts presented below include all future payments associated with each obligation including interest expense.

	Long-Term Debt	Capital Leases	Operating Leases	Total
	(In thousands)
Payments due within 12 months	$2,588	$135	$18,436	$21,159
Payments due in 13 to 36 months	5,175	264	34,802	40,241
Payments due in 37 to 60 months	15,175	119	33,431	48,725
Payments due in more than 60 months	148,637	84	93,234	241,955

Total	$171,575	$602	$179,903	$352,080

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be suspended until January 1, 2006, for calendar year companies. We anticipate adopting the prospective method of SFAS 123R in 2006 but we have not yet determined the financial statement impact of adopting SFAS 123R.

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
	Financial Strength Rating: HMO and health and life insurance subsidiaries		Debt Rating: Senior convertible debentures

	Rating	Ranking	Rating	Ranking

A.M. Best Company, Inc.	B++ Very Good	5th of 16	bb Speculative	12th of 22
Fitch Ratings	BBB Good	9th of 23	BB Speculative	12th of 23
Standard & Poor's Corp.	n/a	n/a	B+ Speculative	14th of 22

The financial strength ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders and debenture holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures. The ratings are unchanged from the prior quarter. A.M. Best Company, Inc. has also initially assigned "Issuer Credit Ratings" of bb for Sierra and bbb for Health Plan of Nevada, Inc. and Sierra Health and Life Insurance Company, Inc.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2004 Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" in Part 1, Item 1.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. Our critical accounting policies and estimates have been reviewed by the Audit Committee of our Board of Directors.

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2004 annual report on Form 10-K. As of March 31, 2005, our critical accounting policies have not changed from those described on our annual report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2004 annual report on Form 10-K.

Membership

	Number of Members at March 31,
	2005	2004
HMO:
Commercial	241,300	212,000
Medicare	54,000	51,700
Medicaid	49,900	48,400
Managed indemnity	26,000	23,900
Medicare supplement	16,300	17,000
Administrative services	184,600	180,100

Subtotal	572,100	533,100
TRICARE eligibles	—	710,000

Total Membership	572,100	1,243,100

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2005, we had unrealized holding losses on available for sale investments of $684,000, net of tax, compared to unrealized holding losses of $245,000, net of tax, at December 31, 2004. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At March 31, 2005, we had outstanding $115.0 million in aggregate principal amount of our 2 ¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility is currently LIBOR plus 1.2%. At March 31, 2005, we have $10.0 million outstanding on this facility.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

Below, is a summary of stock repurchases for the three months ended March 31, 2005. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

(In thousands, except per share data) Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
Beginning approximate dollar value of shares that may yet be purchased				$71,444
January 1, 2005 - January 31, 2005	42	$53.21	42	69,183
February 1, 2005 - February 28, 2005	79	58.29	79	64,604
March 1, 2005 - March 31, 2005	57	61.61	57	61,093
(1)	Certain repurchases were made pursuant to a 10b5-1 plan.
(2)

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

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 26, 2005