Form 10-Q
period 2005-06-30
SIERRA HEALTH SERVICES INC
filed 2005-07-26
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

      As of July 25, 2005, there were 28,502,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended June 30, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$112,422	$207,619
Investments	234,488	147,575
Accounts receivable (less allowance for doubtful accounts: 2005 - $5,794; 2004 - $5,380)	13,597	15,150
Military accounts receivable (less allowance for doubtful accounts: 2005 - $400; 2004 - $100)	3,976	25,452
Current portion of deferred tax asset	21,363	17,555
Prepaid expenses and other current assets	29,524	36,123

Total Current Assets	415,370	449,474

Property and equipment, net	69,302	71,152
Restricted cash and investments	17,309	21,853
Goodwill (less accumulated amortization: 2005 and 2004 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	12,472	13,275
Note receivable (less valuation allowance: 2005 and 2004 - $15,000)	47,000	47,000
Other assets	73,883	72,244

Total Assets	$650,118	$689,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued and other current liabilities	$56,875	$76,256
Trade accounts payable	6,733	7,123
Accrued payroll and taxes	27,382	27,668
Medical claims payable	121,521	119,337
Unearned premium revenue	16,201	50,763
Military health care payable	—	17,061
Current portion of long-term debt	97	100

Total Current Liabilities	228,809	298,308

Long-term debt (less current portion)	81,368	125,395
Other liabilities	60,957	64,380

Total Liabilities	371,134	488,083

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 60,000 shares authorized; 2005 - 38,218; 2004 - 35,573 shares issued	191	178
Treasury stock: 2005 - 9,765; 2004 - 9,192 common stock shares	(282,742)	(237,876)
Additional paid-in capital	352,645	286,571
Deferred compensation	(3,628)	(288)
Accumulated other comprehensive loss	(395)	(245)
Retained earnings	212,913	153,357

Total Stockholders' Equity	278,984	201,697

Total Liabilities And Stockholders' Equity	$650,118	$689,780

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues:
Medical premiums	$320,395	$280,661	$631,750	$546,099
Military contract revenues	9,952	140,705	16,311	268,329
Professional fees	10,116	8,085	19,969	17,563
Investment and other revenues	7,564	11,838	15,856	17,524

Total	348,027	441,289	683,886	849,515

Operating Expenses:
Medical expenses	251,233	218,413	496,188	426,303
Military contract expenses	(1,734)	116,420	2,373	237,217
General and administrative expenses	42,158	45,289	83,631	82,321

Total	291,657	380,122	582,192	745,841

Operating Income From Continuing Operations	56,370	61,167	101,694	103,674
Interest expense	(4,349)	(1,175)	(5,980)	(2,340)
Other income (expense), net	302	41	401	90

Income From Continuing Operations Before Income Taxes	52,323	60,033	96,115	101,424
Provision for income taxes	(18,487)	(21,812)	(32,874)	(36,692)

Income From Continuing Operations	33,836	38,221	63,241	64,732
Loss from discontinued operations (net of income tax benefit of $839)	—	—	—	(682)

Net Income	$33,836	$38,221	$63,241	$64,050

Earnings Per Common Share:
Income from continuing operations	$1.24	$1.43	$2.35	$2.41
Loss from discontinued operations	—	—	—	(0.03)

Net Income	$1.24	$1.43	$2.35	$2.38

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.01	$1.10	$1.88	$1.86
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$1.01	$1.10	$1.88	$1.84

See accompanying notes to condensed consolidated financial statements.

 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$63,241	$64,050
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Loss from discontinued operations	—	682
Depreciation	7,496	8,274
Stock based compensation expense	3,169	951
Provision for doubtful accounts	1,286	750
Loss (gain) on property and equipment dispositions	325	(13)
Change In Operating Assets And Liabilities:
Military accounts receivable	21,176	9,929
Deferred tax asset	11,658	23,949
Other current assets	7,558	(375)
Other assets	(2,730)	(2,027)
Accrued payroll and taxes	(286)	15,199
Medical claims payable	2,184	9,267
Military health care payable	(17,061)	(11,239)
Other current liabilities	(18,441)	(15,470)
Unearned premium revenue	(34,562)	(25,686)
Other liabilities	(3,423)	548

Net Cash Provided By Operating Activities Of Continuing Operations	41,590	78,789

Cash Flows From Investing Activities:
Capital expenditures, net of dispositions	(5,952)	(7,892)
(Purchase of) proceeds from investments, net	(83,232)	51,931

Net Cash (Used For) Provided By Investing Activities Of Continuing Operations	(89,184)	44,039

Cash Flows From Financing Activities:
Payments on debt and capital leases	(10,049)	(1,524)
Purchase of treasury stock	(50,864)	(82,759)
Exercise of stock in connection with stock plans	13,310	16,920

Net Cash Used For Financing Activities Of Continuing Operations	(47,603)	(67,363)

Net cash provided by discontinued operations	—	3,720

Net (Decrease) Increase In Cash And Cash Equivalents	(95,197)	59,185
Cash And Cash Equivalents At Beginning Of Period	207,619	118,520

Cash And Cash Equivalents At End Of Period	$112,422	$177,705

Supplemental Condensed Consolidated Continuing Operations Statement Of Cash Flows Information:

Cash paid during the period for interest (net of amount capitalized)	$6,294	$1,463
Net cash paid during the period for income taxes	23,908	1,569
Non-Cash Investing And Financing Activities:
Assets and liabilities recorded in conjunction with the sale of the workers' compensation operations	—	54,060
Stock issued for exercise of options and related tax benefits	14,580	17,591
Additions to capital leases	19	47

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Sierra Health Services, Inc. and its subsidiaries (collectively referred to herein as Sierra or the Company). All material intercompany balances and transactions have been eliminated. These statements and the Company's annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

The Company had previously reported the Texas health care operations as discontinued. The remaining Texas health care operations are currently being run out and therefore do not currently meet the criteria for discontinued operations. As a result the Company has reclassified the Texas health care operations to continuing operations for all periods presented.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2004 have been reclassified to conform to the current presentation.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$33,836	$38,221	$63,241	$64,050
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,394)	(1,484)	(3,537)	(2,842)

Pro Forma Net Income	$31,442	$36,737	$59,704	$61,208

Net income per share, as reported	$1.24	$1.43	$2.35	$2.38
Pro forma net income, per share	1.16	1.37	2.22	2.28

Net income per share assuming dilution, as reported	$1.01	$1.10	$1.88	$1.84
Pro forma net income, per share	0.94	1.06	1.78	1.76

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

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until January 1, 2006 for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in 2006 and expects that the impact in 2006 will reduce its net income by approximately $2.5 to $3.0 million based on the options outstanding as of June 30, 2005 with vesting subsequent to December 31, 2005.

3. INVESTMENTS

Of the cash and cash equivalents and current unrestricted investments that total $346.9 million in the accompanying Consolidated Balance Sheet at June 30, 2005, $248.8 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, and trust deed mortgage notes. At June 30, 2005, approximately 78% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments.

The Company's investments in trust deed mortgage notes are stated at cost and classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company does not believe any of its investments were other than temporarily impaired at June 30, 2005.

The Company entered into a short sale of U.S. Treasury Bonds during the first quarter of 2005. The short sale did not meet the accounting definition of a hedge. The position was adjusted to fair value at March 31, 2005 and a gain of $500,000 was included in investment and other revenues for the period. Interest income on the short position and the gain/loss on the position is included in investment and other revenues and the interest expense on the short position is included in interest expense. During the second quarter, the position was covered and the Company recognized a loss of $1.8 million for the transaction.

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

During the second quarter of 2005, the Company entered into privately negotiated transactions with three debenture-holders (holders) pursuant to which the holders converted the debentures they owned into Sierra common stock in accordance with the indenture governing the debentures. In total, $34.0 million in debentures were converted in these transactions and approximately 1.9 million shares of common stock were issued. As a result of these transactions, the Company paid approximately $900,000 in prepaid interest as an incentive for conversion and wrote-off approximately $600,000 in deferred debenture-related costs for a total current period expense of approximately $1.5 million.

Revolving Credit Facility - On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005, the Company elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus 1.2%. The facility is available for general corporate purposes and at June 30, 2005, the Company did not have an outstanding balance under the facility.

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

The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the most recent amendment dated October 19, 2004, based on the Company's exceeding a certain leverage ratio requirement, the Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

5. SHARE REPURCHASES

From January 1, 2005 through June 30, 2005, the Company purchased approximately 800,000 shares of its common stock, in the open market or through negotiated transactions, for $50.9 million at an average cost per share of $63.57. Since the repurchase program began in early 2003 and through June 30, 2005, the Company had purchased, in the open market or through negotiated transactions, approximately 9.5 million shares for $284.2 million at an average cost per share of $29.86. On December 7, 2004 and again on May 24, 2005, the Company's Board of Directors authorized the Company to purchase an additional

 $50.0 million worth of its common stock. At June 30, 2005, $70.6 million was still available under the Board of Directors' authorized plan.

The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. The Company has repurchased 17,000 shares for $1.2 million at an average cost of $72.00 subsequent to June 30, 2005 through July 25, 2005.

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

During the fourth quarter of 2004, the Company engaged a new independent actuary to evaluate the loss development. Based on the independent actuarial projections, the Company recorded a $15.0 million valuation allowance at December 31, 2004 reducing the note receivable to $47.0 million. The Company was required to engage a new actuary to avoid a potential conflict of interest with its former actuary, who was still engaged by Cal Indemnity, and the resulting impact to internal controls. At June 30, 2005, the Company received an updated independent actuarial projection. Based on the updated projection no further adjustment is required at this time.

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Although the evaluation of the third-party claims administrator performance is controlled by Cal Indemnity's new parent company, Sierra will be responsible for this administrator's costs. Sierra must also provide certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the unallocated loss adjustment expense (ULAE) reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity. For the six months ended June 30, 2005, the Company recorded $1.5 million in administrative services revenue and operating expenses to provide the contractual administrative services.

Due to the disposal of the assets and liabilities of Cal Indemnity at March 31, 2004, the Company's

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

7. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic Income (Loss) Per Share:
Income from continuing operations	$33,836	$38,221	$63,241	$64,732
Loss from discontinued operations	—	—	—	(682)

Net Income	$33,836	$38,221	$63,241	$64,050

Weighted average common shares outstanding	27,199	26,766	26,912	26,903

Earnings Per Common Share:
Income from continuing operations	$1.24	$1.43	$2.35	$2.41
Loss from discontinued operations	—	—	—	(0.03)

Net Income	$1.24	$1.43	$2.35	$2.38

Diluted Income (Loss) Per Share:
Income from continuing operations	$33,836	$38,221	$63,241	$64,732
Loss from discontinued operations	—	—	—	(682)

Net Income	$33,836	$38,221	$63,241	$64,050
Interest expense on Sierra debentures, net of tax	407	421	827	841

Income For Purposes Of Computing Diluted Net Income Per Share	$34,243	$38,642	$64,068	$64,891

Weighted average common shares outstanding	27,199	26,766	26,912	26,903
Dilutive options and restricted shares outstanding	1,021	2,005	1,119	2,134
Dilutive impact of conversion of Sierra debentures	5,671	6,288	5,977	6,288

Weighted Average Common Shares Outstanding Assuming Dilution	33,891	35,059	34,008	35,325

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.01	$1.10	$1.88	$1.86
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$1.01	$1.10	$1.88	$1.84

8. DEFINED BENEFIT PLAN

The Company previously disclosed that it expected to contribute approximately $1.1 million to its defined benefit plan in 2005 to fund expected benefit payments. For the six months ended June 30, 2005, the Company contributed $695,000 to the plan to fund benefit payments and anticipates making $365,000 in additional contributions during 2005.

The following table presents net periodic benefit costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Components Of Net Periodic Benefit Cost:
Service cost	$95	$106	$189	$212
Interest cost	320	418	641	836
Amortization of prior service credits	302	303	605	606
Recognized actuarial loss	—	109	—	218

Net Periodic Benefit Cost	$717	$936	$1,435	$1,872

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$33,836	$38,221	$63,241	$64,050
Change in unrealized holding loss on available-for-sale investments	289	(1,134)	(150)	(352)

Comprehensive Income	$34,125	$37,087	$63,091	$63,698

10. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through our health maintenance organization (HMO), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Sierra Military Health Services LLC (SMHS) completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the Department of Defense (DoD). SMHS does not meet the definition of discontinued operations since the Company did not dispose of the operations before the phase-out was complete.

During the second quarter of 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change order and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 38% and 58% of its total consolidated revenues from agencies of the U.S. government for the three and six months ended June 30, 2005 and 2004, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Three Months Ended June 30, 2005
Medical premiums	$320,395	$—	$320,395
Military contract revenues	—	9,952	9,952
Professional fees	10,116	—	10,116
Investment and other revenues	7,230	334	7,564

Total Revenue	$337,741	$10,286	$348,027

Segment operating profit	$44,350	$12,020	$56,370
Interest expense	(4,348)	(1)	(4,349)
Other income (expense), net	654	(352)	302

Income Before Income Taxes	$40,656	$11,667	$52,323

Three Months Ended June 30, 2004
Medical premiums	$280,661	$—	$280,661
Military contract revenues	—	140,705	140,705
Professional fees	8,085	—	8,085
Investment and other revenues	11,552	286	11,838

Total Revenue	$300,298	$140,991	$441,289

Segment operating profit	$36,596	$24,571	$61,167
Interest expense	(1,150)	(25)	(1,175)
Other income (expense), net	73	(32)	41

Income Before Income Taxes	$35,519	$24,514	$60,033

Six Months Ended June 30, 2005
Medical premiums	$631,750	$—	$631,750
Military contract revenues	—	16,311	16,311
Professional fees	19,969	—	19,969
Investment and other revenues	15,380	476	15,856

Total Revenue	$667,099	$16,787	$683,886

Segment operating profit	$87,280	$14,414	$101,694
Interest expense	(5,970)	(10)	(5,980)
Other income (expense), net	728	(327)	401

Income Before Income Taxes	$82,038	$14,077	$96,115

Six Months Ended June 30, 2004
Medical premiums	$546,099	$—	$546,099
Military contract revenues	—	268,329	268,329
Professional fees	17,563	—	17,563
Investment and other revenues	16,593	931	17,524

Total Revenue	$580,255	$269,260	$849,515

Segment operating profit	$71,631	$32,043	$103,674
Interest expense	(2,297)	(43)	(2,340)
Other income (expense), net	127	(37)	90

Income Before Income Taxes	$69,461	$31,963	$101,424

11. COMMITMENTS AND CONTINGENCIES

Litigation and Legal Matters. Although the Company has not been sued, it was identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. The Company has not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery remains ongoing. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated. Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. The district court has recently determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. A trial date has been set for January 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation. Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the district court. Two of the other defendants, Wellpoint Inc. and Health Net Inc., have recently entered into settlement agreements whose approval is currently pending before the district court.

The Company is subject to various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. In addition, under the terms of the note receivable due from the sale of Cal Indemnity, which is subject to adjustment based on loss development, the Company can be indirectly affected by claims for workers' compensation and claims by providers for payment of medical services rendered to injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on the Company's financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six month periods ended June 30, 2005 and 2004, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2004 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Part 1, Item 1 of our 2004 Annual Report on Form 10-K.

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

Summary of Consolidated Results — Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Percent Of Revenue Three Months Ended June 30,		Increase (Decrease)
	2005	2004	2005	2004	2005 vs. 2004
(In thousands, except percentages, per share and membership)
Operating Revenues:
Medical premiums	$320,395	$280,661	92.1%	63.6%	$39,734	14.2%
Military contract revenues	9,952	140,705	2.8	31.9	(130,753)	(92.9)
Professional fees	10,116	8,085	2.9	1.8	2,031	25.1
Investment and other revenues	7,564	11,838	2.2	2.7	(4,274)	(36.1)

Total	348,027	441,289	100.0	100.0	(93,262)	(21.1)

Operating Expenses:
Medical expenses	251,233	218,413	72.2	49.5	32,820	15.0
Medical Care Ratio	76.0%	75.6%				0.4
Military contract expenses	(1,734)	116,420	(0.5)	26.4	(118,154)	(101.5)
General and administrative expenses	42,158	45,289	12.1	10.2	(3,131)	(6.9)

Total	291,657	380,122	83.8	86.1	(88,465)	(23.3)

Operating Income	56,370	61,167	16.2	13.9	(4,797)	(7.8)
Interest expense	(4,349)	(1,175)	(1.3)	(0.3)	(3,174)	270.1
Other income (expense), net	302	41	0.1	—	261	636.6

Income Before Income Taxes	52,323	60,033	15.0	13.6	(7,710)	(12.8)
Provision for income taxes	(18,487)	(21,812)	(5.3)	(4.9)	3,325	(15.2)
Tax Rate	35.3%	36.3%				(1.0)

Net Income	$33,836	$38,221	9.7%	8.7%	$(4,385)	(11.5)%

Earnings Per Common Share Assuming Dilution:
Net Income	$1.01	$1.10			$(0.09)	(8.2)%

HMO Membership:
Commercial	245,100	215,700			29,400	13.6%
Medicare	54,700	52,200			2,500	4.8
Medicaid	52,000	50,800			1,200	2.4

Total	351,800	318,700			33,100	10.4%

Summary of Consolidated Results — Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,		Percent Of Revenue Six Months Ended June 30,		Increase (Decrease)
	2005	2004	2005	2004	2005 vs. 2004
(In thousands, except percentages and per share)
Operating Revenues:
Medical premiums	$631,750	$546,099	92.4%	64.3%	$85,651	15.7%
Military contract revenues	16,311	268,329	2.4	31.6	(252,018)	(93.9)
Professional fees	19,969	17,563	2.9	2.1	2,406	13.7
Investment and other revenues	15,856	17,524	2.3	2.0	(1,668)	(9.5)

Total	683,886	849,515	100.0	100.0	(165,629)	(19.5)

Operating Expenses:
Medical expenses	496,188	426,303	72.6	50.2	69,885	16.4
Medical Care Ratio	76.1%	75.6%				0.5
Military contract expenses	2,373	237,217	0.3	27.9	(234,844)	(99.0)
General and administrative expenses	83,631	82,321	12.2	9.7	1,310	1.6

Total	582,192	745,841	85.1	87.8	(163,649)	(21.9)

Operating Income From Continuing Operations	101,694	103,674	14.9	12.2	(1,980)	(1.9)
Interest expense	(5,980)	(2,340)	(0.9)	(0.3)	(3,640)	155.6
Other income (expense), net	401	90	0.1	—	311	345.6

Income From Continuing Operations Before
Income Taxes	96,115	101,424	14.1	11.9	(5,309)	(5.2)
Provision for income taxes	(32,874)	(36,692)	(4.8)	(4.3)	3,818	(10.4)
Tax Rate	34.2%	36.2%				(2.0)

Income From Continuing Operations	63,241	64,732	9.3	7.6	(1,491)	(2.3)
Loss from discontinued operations
(net of income tax benefit of $839)	—	(682)	—	(0.1)	682	(100.0)

Net Income	$63,241	$64,050	9.3%	7.5%	$(809)	(1.3)%

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.88	$1.86			$0.02	1.1%
Loss from discontinued operations	—	(0.02)			0.02	(100.0)

Net Income	$1.88	$1.84			$0.04	2.2%

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

Executive Summary

Continuing Operations. Net Income for the six months ended June 30, 2005 was $63.2 million compared to $64.1 million for the same period in 2004. The decrease is related to the phase out of our military operations beginning September 1, 2004 as discussed in more detail below. Operating income from our core managed care and corporate operations segment increased from $71.6 million to $87.3 million for the six months ended June 30, 2004 and 2005, respectively. The increase in operating income for the managed care and corporate operations was primarily driven by medical premium revenue growth from new members, premium rate increases and an expansion of our operating margin. This was partially offset by an increase in our medical care ratio.

Our HMO membership increased by 10.4% from 318,700 at June 30, 2004, to 351,800 at June 30, 2005 from the addition of new accounts and in-case growth. Our aggregate 2005 premium rates increased by approximately 5.5% over 2004. The combination of these factors resulted in a 15.7% increase in our medical premium revenues to $631.8 million, which was partially offset by an increase in medical expenses, which increased by 16.4% to $496.2 million. Medical expenses, as a percentage of medical premiums and professional fees, increased from 75.6% to 76.1%, or 50 basis points for the six months ended June 30, 2005. Our operating margin (operating income from continuing operations divided by total revenues) improved by 270 basis points to 14.9%.

Our military health services operations segment represented 2.5% of our operating revenues and 14.2% of our operating income for the six months ended June 30, 2005. This segment had operating income of $14.4 million for the six months ended June 30, 2005 compared to $32.0 million for the same period in 2004. We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered an eight-month phase-out period at substantially reduced revenues and reduced earnings. During the second quarter of 2005, we reached a negotiated settlement with the Department of Defense (DoD) for certain outstanding change order and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance. The gains recorded during the quarter, as described above, resulted in a net credit to expenses for the second quarter.

For the six months ended June 30, 2005, compared to 2004, investment and other revenues decreased from $17.5 million to $15.9 million, a decrease of $1.7 million or 9.5%. There was a $2.3 million increase in investment revenue offset by a decrease of $4.0 million related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004, and accrued interest on the associated note receivable. For a further description of this agreement, see below in the discussion of investment and other revenues.

For the six months ended June 30, 2005, compared to 2004, our general and administrative (G&A) expenses increased from $82.3 million to $83.6 million, an increase of $1.3 million or 1.6%. We had an increase of $5.9 million primarily due to higher employee compensation related expenses, premium taxes, and brokers' fees offset by a $4.6 million decrease for the cost to provide services related to the sale of the workers' compensation insurance operations referred to above.

We had cash flows from operating activities of continuing operations for the six months ended June 30, 2005, of $41.6 million compared to $78.8 million for 2004. We received five monthly payments from the Centers for Medicare and Medicaid Services (CMS) during the first six months of 2005 and 2004 as the January payments were received at the end of December. When the first quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $82.4 million in 2005 and $111.7 million in 2004. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period-to-period comparison of our cash flow from continuing operations. The decrease in cash flow from continuing operations is primarily due to the timing of income tax payments, which represented a fluctuation of $22.3 million between the periods and cash flow from operations provided by the Military Health Services Operations of $26.0 million for 2004 compared to only $3.7 million for 2005.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Medical Premiums. The increase in premium revenue for the three months ended June 30, 2005 reflects a 13.6% increase in commercial member months (the number of months individuals are enrolled in a plan), a 3.2% increase in Medicaid member months and a 4.5% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 4% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 7%, net of changes in benefits. We received a 1% increase in Medicaid rates for 2005 but we did not receive an increase in 2004.

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

Early in 2005, CMS replaced its legacy Group Health Plan system.  The transition to the new system has led to some incorrect transactions and inconsistencies in the payments and data we have received from CMS.  We have recorded our best estimate for Medicare premium revenues as of June 30, 2005 based on a detailed actuarial analysis.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 215,700 at June 30, 2004 to 245,100 at June 30, 2005. The increase in commercial membership is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues. The decrease in military contract revenue for the three months ended June 30, 2005 is the result of Sierra Military Health Services LLC (SMHS) completing its health care operations under the TRICARE contract on August 31, 2004.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since we did not dispose of the operations before the phase-out was complete.

During the second quarter of 2005, we reached a negotiated settlement with the DoD for certain outstanding change order and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance. The segment operating profit of $12.0 million for the three months ended June 30, 2005 is primarily attributable to gains associated with the final change order and bid price adjustments and the phase-out contract.

SMHS recorded the remainder of the phase-out revenues during the second quarter of 2005. For more information on SMHS' results of operations, see Note 10, Segment Reporting, in the Notes to the Condensed Consolidated Financial Statements.

Professional Fees. The increase in professional fees is a result of increased visits due primarily to membership growth.

Investment and Other Revenues. We had an overall decrease in investment and other revenues of $4.3 million. We had a decrease of $5.3 million in administrative services revenue for the services we are providing relative to our sales agreement for the workers' compensation insurance operations beginning April 1, 2004 and accrued interest on the associated note receivable. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have engaged a third party claims administrator to administer claims for a period of fifteen years as well as perform certain transition and managed care services directly. Total revenue associated with these services for the three months ended June 30, 2005 and 2004 was $700,000 and $5.9 million, respectively. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of approximately $500,000 on the note receivable in 2005 compared to approximately $600,000 in 2004.

Excluding the workers' compensation related revenue decrease, we had an increase in investment and other revenues of $1.0 million due to an increase in yield during 2005 and higher average invested balances partially offset by a loss on a short sale of U.S. Treasury bonds as described in Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio, which is medical expenses as a percentage of medical premiums and professional fees, increased from 75.6% to 76.0%. The increase in our medical care ratio is due primarily to higher average Medicare bed days and increased prescription drug costs. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at June 30, 2005, was 44.0 compared to 47.2 at June 30, 2004. The decrease in days in claims payable is primarily attributable to lower bed days per thousand in June 2005, fewer pended claims and the payment of a negotiated settlement previously accrued. Overall bed days per thousand were higher in the current quarter but trended down in the month of June.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $32.4 million and $28.9 million, or 12.9% and 13.2%, of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. The expense credit for the three months ended June 30, 2005 is a result of gains from the negotiated settlement with the DoD for certain outstanding change order and bid price adjustments related to option period six and the phase-out of our military health care operations including the settlement of the final military health care payable balance. Included in our military contract expenses for the three months ended June 30, 2004 is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS. There has not been an allocation of overhead in 2005.

General and Administrative Expenses. G&A expenses decreased due to lower expenses to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above, offset by higher employee compensation related expenses, premium taxes and brokers' fees. As a percentage of medical premium revenue, G&A expenses were 13.2% for 2005, compared to 16.1% for 2004. Excluding the services relative to our sales agreement for the workers' compensation insurance operations, our G&A expenses, as a percentage of medical premium revenue, were 12.9% and 14.0% for 2005 and 2004, respectively.

Interest Expense. Interest expense increased due to the incentive paid for the conversion of $34.0 million in outstanding debentures and the associated write-off in deferred debenture-related costs and interest expense related to the short sale of U.S. Treasury bonds. For more information on our short position, see Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements. For more information on the conversion of our senior convertible debentures, see Note 4, Long-Term Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net increased in 2005 as a result of interest related to an income tax settlement.

Provision for Income Taxes. The effective tax rate for 2005 was 35.3% compared to 36.3% for 2004. Our effective tax rate is greater than the 35% statutory federal rate due primarily to state income taxes partially offset by tax-preferred investments.

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

RESULTS OF OPERATIONS, SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Medical Premiums. The increase in premium revenue for the six months ended June 30, 2005 reflects a 13.4% increase in commercial member months (the number of months individuals are enrolled in a plan), a 7.6% increase in Medicaid member months and a 4.5% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate. Of the 7.6% increase in Medicaid member months, 3.7% is due to the expansion of our Medicaid service area to Reno, Nevada beginning February 2004.

HMO and POS premium rates for renewing commercial groups increased approximately 6% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 7%, net of changes in benefits. We received a 1% increase in Medicaid rates for 2005 but we did not receive an increase in 2004.

Military Contract Revenues. The decrease in military contract revenue for the six months ended June 30, 2005 is the result of SMHS completing its health care operations under the TRICARE contract on August 31, 2004.

During the second quarter of 2005, we reached a negotiated settlement with the DoD for certain outstanding change order and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance. The segment operating profit of $14.4 million for the six months ended June 30, 2005 includes operating profit of $12.0 million for the three months ended June 30, 2005, which is primarily attributable to gains associated with the final change order and bid price adjustments and the phase-out contract.

For more information on SMHS' results of operations, see Note 10, Segment Reporting, in the Notes to the Condensed Consolidated Financial Statements.

Professional Fees. The increase in professional fees is a result of increased visits due primarily to membership growth.

Investment and Other Revenues. We had an overall decrease in investment and other revenues of $1.7 million. We had a decrease of $4.0 million in administrative services revenue for the services we are providing relative to our sales agreement for the workers' compensation insurance operations beginning April 1, 2004 and accrued interest on the note receivable. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have engaged a third party claims administrator to administer claims for a period of fifteen years as well as perform certain transition and managed care services directly. Total revenue associated with these services for the six months ended June 30, 2005 and 2004 was $1.5 million and $5.9 million, respectively. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of approximately $1.0 million on the note receivable in 2005 compared to approximately $600,000 in 2004.

Excluding the workers' compensation related revenue decrease we had an increase in investment and other revenues of $2.3 million due to an increase in yield during 2005 and higher average invested balances partially offset by a loss on a short sale of U.S. Treasury bonds as described in Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio, which is medical expenses as a percentage of medical premiums and professional fees, increased from 75.6% to 76.1%. The increase in our medical care ratio is due primarily to higher average bed days and increased prescription drug costs. We incurred capitation expenses with non-affiliated providers of $64.3 million and $55.8 million, or 13.0% and 13.1%, of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily consist of costs incurred related to the phase-out of the military health care operations as previously discussed.

General and Administrative Expenses. G&A expenses increased primarily due to higher employee compensation related expenses, premium taxes and brokers' fees offset by a decrease in expenses to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. As a percentage of medical premium revenue, G&A expenses were 13.2% for 2005, compared to 15.1% for 2004. Excluding the services relative to our sales agreement for the workers' compensation insurance operations, our G&A expenses, as a percentage of medical premium revenue, were 13.0% and 14.0% for 2005 and 2004, respectively.

Interest Expense. Interest expense increased due to interest expense related to the short sale of U.S. Treasury bonds and the incentive paid for the conversion of $34.0 million in outstanding debentures and the associated write-off in deferred debenture-related costs. For more information on our short position see Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements. For more information on the conversion of our senior convertible debentures see Note 4, Long-Term Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net increased in 2005 as a result of interest related to an income tax settlement.

Provision for Income Taxes. The effective tax rate for 2005 was 34.2% compared to 36.2% for 2004. Our effective tax rate is less than the statutory rate due primarily to tax-preferred investments.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $41.6 million for 2005 compared to $78.8 million in 2004. We received five monthly CMS payments during the first six months of 2005 and 2004 as the January payments were received at the end of December. When the first quarters are adjusted to reflect three monthly payments from CMS, the cash flow from continuing operations would be $82.4 million in 2005 and $111.7 million in 2004. We believe presenting this adjustment for the timing of the CMS payments is useful for making a period-to-period comparison of our cash flow from continuing operations. We used the majority of the cash flow to purchase investments. The decrease in cash flow from continuing operations is primarily due to the timing of income tax payments, which represented a fluctuation of $22.3 million between the periods and cash flow from operations provided by the military health services operations of $26.0 million for 2004 compared to only $3.7 million for 2005.

We expect that SMHS will use approximately $5.0 million of its cash, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

Net cash used for investing activities during 2005 included $6.1 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the period was an increase in investments of $83.2 million as cash equivalents were used to purchase investments.

Net cash used for financing activities in 2005 included payments on our revolving credit facility of $10.0 million. Proceeds from the issuance of stock in connection with stock plans were $13.3 million and cash of $50.9 million was used to repurchase Sierra common stock.

Discontinued operations provided cash of $3.7 million in 2004 primarily as a result of the sale of Cal Indemnity.

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

During the second quarter of 2005, we entered into privately negotiated transactions with three debenture-holders (holders) pursuant to which the holders converted the debentures they owned into our common stock in accordance with the indenture governing the debentures. In total, $34.0 million in debentures were converted in these transactions and approximately 1.9 million shares of common stock were issued. As a result of these transactions, we paid approximately $900,000 in prepaid interest as an incentive for conversion and wrote-off approximately $600,000 in deferred debenture-related costs for a total current period expense of approximately $1.5 million.

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005 we elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus 1.2%. The facility is available for general corporate purposes and at June 30, 2005, we did not have an outstanding balance under the facility.

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

The revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the most recent amendment, based on us exceeding a certain covenant leverage ratio requirement, our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchases

From January 1, 2005 through June 30, 2005, we purchased 800,000 shares of our common stock, in the open market or through negotiated transactions, for $50.9 million at an average cost per share of $63.57. On December 7, 2004 and again on May 24, 2005, our Board of Directors authorized us to purchase an additional $50.0 million worth of our common stock. At June 30, 2005, $70.6 million was still available under the Board of Directors' authorized plan.

Our revolving credit facility, as amended, currently allows for unlimited stock repurchases. We have repurchased 17,000 shares for $1.2 million at an average cost of $72.00 subsequent to June 30, 2005 through July 25, 2005.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.7 million at June 30, 2005. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $112.4 million in cash and cash equivalents held at June 30, 2005, $66.4 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2004, see "Obligations and Commitments" included in the "Liquidity and Capital Resources" section included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.

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

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until January 1, 2006, for calendar year companies. We anticipate adopting the prospective method of SFAS 123R in 2006 and expect that the impact in 2006 will reduce our net income by approximately $2.5 to $3.0 million based on the options outstanding as of June 30, 2005 with vesting subsequent to December 31, 2005.

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

	A.M. Best Company, Inc.		Fitch Ratings		Standard & Poor's Corp.

	Rating	Ranking	Rating	Ranking	Rating	Ranking

Financial Strength Rating:
HMO and health and life insurance subsidiaries	B++ Very Good	5th of 16	BBB+ Good	8th of 24	n/a	n/a
Issuer Credit Ratings:
HMO and health and life insurance subsidiaries	bbb Very Good	9th of 22	n/a	n/a	n/a	n/a
Parent Company	bb Speculative	12th of 22	BB+ Speculative	11th of 24	n/a	n/a
Counterparty Credit Rating	n/a	n/a	n/a	n/a	BB Speculative	12th of 22
Senior Convertible Debentures	bb Speculative	12th of 22	BB+ Speculative	11th of 24	BB Speculative	12th of 22

The financial strength ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders and debenture-holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures.

Other

We have a 2005 capital budget of approximately $30 million and are also limited in the amount of capital expenditures we can make by our revolving credit facility. The 2005 planned expenditures are primarily for the preliminary construction costs of a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will primarily be for the capital items noted above. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include, but are not limited to, possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, the TRICARE contract, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

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

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2004 Annual Report on Form 10-K. As of June 30, 2005, our critical accounting policies have not changed from those described in our 2004 Annual Report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

Membership

	Number of Members at June 30,
	2005	2004
HMO:
Commercial	245,100	215,700
Medicare	54,700	52,200
Medicaid	52,000	50,800
Managed indemnity	27,400	24,800
Medicare supplement	16,100	16,700
Administrative services	190,400	173,700

Subtotal	585,700	533,900
TRICARE eligibles	—	710,400

Total Membership	585,700	1,244,300

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, we had unrealized holding losses on available for sale investments of $395,000, net of tax, compared to unrealized holding losses of $245,000, net of tax, at December 31, 2004. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At June 30, 2005, we had outstanding $81.0 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility is currently LIBOR plus 1.2%. At June 30, 2005, we do not have an outstanding balance on this facility.

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

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. We have not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery remains ongoing. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated. Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. The district court has recently determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. A trial date has been set for January 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation. Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the district court. Two of the other defendants, Wellpoint Inc. and Health Net Inc., have recently entered into settlement agreements whose approval is currently pending before the district court.

We are subject to various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)

Below, is a summary of stock repurchases for the six months ended June 30, 2005. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

(In thousands, except per share data) Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
Beginning approximate dollar value of shares that may yet be purchased				$71,444
January 1, 2005 - January 31, 2005	42	$53.21	42	69,183
February 1, 2005 - February 28, 2005	79	58.29	79	64,604
March 1, 2005 - March 31, 2005	57	61.61	57	61,093
April 1, 2005 - April 30, 2005	80	60.82	80	56,205
May 1, 2005 - May 31, 2005	474	65.54	474	75,148
June 1, 2005 - June 30, 2005	68	67.37	68	70,602
(1)	Certain repurchases were made pursuant to a 10b5-1 plan.
(2)

On May 20, 2004, the Company's Board of Directors authorized the Company to purchase $70.0 million of its common stock. On December 7, 2004, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million of its common stock. On May 24, 2005, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million of its common stock. The repurchase program has no stated expiration date, and commenced after the previously authorized share repurchase was completed.

(d)

Below, is a summary of 2¼% senior convertible debenture repurchases for the six months ended June 30, 2005. See Note 4 of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value Of Debentures Repurchased	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2005 - January 31, 2005	—	—	—	—
February 1, 2005 - February 28, 2005	—	—	—	—
March 1, 2005 - March 31, 2005	—	—	—	—
April 1, 2005 - April 30, 2005	—	—	—	—
May 1, 2005 - May 31, 2005	$14,000,000	54.67 shares of common stock for each $1,000 principal amount of debentures, $338,000 in cash as an incentive for conversion and accrued and unpaid interest thereon	None	None
June 1, 2005 - June 30, 2005	20,000,000	54.67 shares of common stock for each $1,000 principal amount of debentures, $525,000 in cash as an incentive for conversion and accrued and unpaid interest thereon	None	None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sierra held its annual meeting of stockholders on May 24, 2005 in Las Vegas, Nevada.

The following persons were elected directors for two-year terms ending in 2007 based on the voting results below:

Name	For	Withheld
Thomas Y. Hartley	24,472,725	868,319
Michael E. Luce	25,151,323	189,721
Anthony M. Marlon, M.D.	23,965,249	1,375,995
Anthony L. Watson	25,149,962	191,082

The following persons' terms as directors continued after the meeting and end in 2006.
Name
Albert L. Greene
Erin E. MacDonald
William J. Raggio
Charles L. Ruthe

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2005. The voting results were as follows:
			Broker
For	Against	Abstain	Non-votes
25,313,729	20,142	7,173	0

 ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(31.1)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: July 26, 2005