Form 10-Q
period 2005-09-30
SIERRA HEALTH SERVICES INC
filed 2005-10-26
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes☐      No☒

      As of October 24, 2005, there were 28,742,000 shares of common stock outstanding.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended September 30, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$88,517	$207,619
Investments	303,056	147,575
Accounts receivable (less allowance for doubtful accounts: 2005 - $5,616; 2004 - $5,380)	18,384	15,150
Military accounts receivable (less allowance for doubtful accounts: 2005 - $400; 2004 - $100)	665	25,452
Current portion of deferred tax asset	22,414	17,555
Prepaid expenses and other current assets	29,517	36,123

Total Current Assets	462,553	449,474

Property and equipment, net	68,439	71,152
Restricted cash and investments	17,248	21,853
Goodwill (less accumulated amortization: 2005 and 2004 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	12,656	13,275
Note receivable (less valuation allowance: 2005 and 2004 - $15,000)	47,000	47,000
Other assets	68,307	72,244

Total Assets	$690,985	$689,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued and other current liabilities	$70,868	$76,256
Trade accounts payable	3,016	7,123
Accrued payroll and taxes	23,527	27,668
Medical claims payable	127,032	119,337
Unearned premium revenue	91,274	50,763
Military health care payable	—	17,061
Current portion of long-term debt	104	100

Total Current Liabilities	315,821	298,308

Long-term debt (less current portion)	62,335	125,395
Other liabilities	59,995	64,380

Total Liabilities	438,151	488,083

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 60,000 shares authorized; 2005 - 39,929; 2004 - 35,573 shares issued	200	178
Treasury stock: 2005 - 11,061; 2004 - 9,192 common stock shares	(373,566)	(237,876)
Additional paid-in capital	389,974	286,571
Deferred compensation	(1,739)	(288)
Accumulated other comprehensive loss	(1,304)	(245)
Retained earnings	239,269	153,357

Total Stockholders' Equity	252,834	201,697

Total Liabilities And Stockholders' Equity	$690,985	$689,780

See accompanying notes to condensed consolidated financial statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:
Medical premiums	$327,084	$288,485	$958,834	$834,584
Military contract revenues	11	85,983	16,322	354,312
Professional fees	11,133	8,705	31,102	26,268
Investment and other revenues	9,215	10,117	25,071	27,641

Total	347,443	393,290	1,031,329	1,242,805

Operating Expenses:
Medical expenses	259,591	224,132	755,779	650,435
Military contract expenses	(108)	75,830	2,265	313,047
General and administrative expenses	43,451	44,593	127,082	126,914

Total	302,934	344,555	885,126	1,090,396

Operating Income From Continuing Operations	44,509	48,735	146,203	152,409
Interest expense	(1,991)	(1,221)	(7,971)	(3,561)
Other income (expense), net	427	(49)	828	41

Income From Continuing Operations Before Income Taxes	42,945	47,465	139,060	148,889
Provision for income taxes	(14,503)	(16,738)	(47,377)	(53,430)

Income From Continuing Operations	28,442	30,727	91,683	95,459
Loss from discontinued operations (net of income tax benefit of $839)	—	—	—	(682)

Net Income	$28,442	$30,727	$91,683	$94,777

Earnings Per Common Share:
Income from continuing operations	$1.00	$1.16	$3.34	$3.57
Loss from discontinued operations	—	—	—	(0.03)

Net Income	$1.00	$1.16	$3.34	$3.54

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$0.87	$0.90	$2.75	$2.76
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$0.87	$0.90	$2.75	$2.74

See accompanying notes to condensed consolidated financial statements.

 SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$91,683	$94,777
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Loss from discontinued operations	—	682
Depreciation	11,167	12,372
Stock based compensation expense	4,877	4,451
Provision for doubtful accounts	1,910	1,224
Loss (gain) on property and equipment dispositions	131	(126)
Change In Operating Assets And Liabilities:
Military accounts receivable	24,487	11,096
Deferred tax asset	13,801	31,489
Other current assets	2,521	5,197
Other assets	(323)	(8,220)
Accrued payroll and taxes	(4,141)	15,613
Medical claims payable	7,695	11,740
Military health care payable	(17,061)	(37,474)
Other current liabilities	(19,928)	(21,479)
Unearned premium revenue	40,511	(28,386)
Other liabilities	(4,385)	2,049

Net Cash Provided By Operating Activities Of Continuing Operations	152,945	95,005

Cash Flows From Investing Activities:
Capital expenditures, net of dispositions	(8,566)	(16,767)
(Purchase of) proceeds from investments, net	(138,572)	76,682

Net Cash (Used For) Provided By Investing Activities Of Continuing Operations	(147,138)	59,915

Cash Flows From Financing Activities:
Payments on debt and capital leases	(10,075)	(1,544)
Proceeds from other long-term debt	10,000	10,000
Purchase of treasury stock	(144,421)	(112,277)
Exercise of stock in connection with stock plans	19,587	22,686

Net Cash Used For Financing Activities Of Continuing Operations	(124,909)	(81,135)

Net cash provided by discontinued operations	—	3,720

Net (Decrease) Increase In Cash And Cash Equivalents	(119,102)	77,505
Cash And Cash Equivalents At Beginning Of Period	207,619	118,520

Cash And Cash Equivalents At End Of Period	$88,517	$196,025

Supplemental Condensed Consolidated Continuing Operations Statement Of Cash Flows Information:

Cash paid during the period for interest (net of amount capitalized)	$8,533	$2,848
Net cash paid during the period for income taxes	33,410	7,411
Non-Cash Investing And Financing Activities:
Senior convertible debentures converted into Sierra common stock	63,000	—
Assets and liabilities recorded in conjunction with the sale of the workers' compensation operations	—	54,060
Stock issued for exercise of options and related tax benefits	17,470	21,632
Additions to capital leases	19	166

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

The Company had previously reported the Texas health care operations as discontinued. The remaining Texas health care operations are currently being run out and therefore do not currently meet the criteria for discontinued operations. As a result, the Company has reclassified the Texas health care operations to continuing operations for all periods presented.

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been reclassified to conform to the current presentation.

2. EMPLOYEE STOCK PLANS

The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with restricted stock units and certain stock options in which vesting was, or has been agreed to be, accelerated.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$28,442	$30,727	$91,683	$94,777
Add: stock-based employee compensation expense for restricted stock and stock awards included in reported net income, net of tax	1,110	2,275	3,170	2,893
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,530)	(3,714)	(8,127)	(9,153)

Pro Forma Net Income	$27,022	$29,288	$86,726	$88,517

Net income per share, as reported	$1.00	$1.16	$3.34	$3.54
Pro forma net income, per share	0.95	1.11	3.16	3.31

Net income per share assuming dilution, as reported	$0.87	$0.90	$2.75	$2.74
Pro forma net income, per share	0.82	0.86	2.61	2.56

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

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until January 1, 2006 for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in 2006 and expects that the impact in 2006 will reduce its net income by approximately $2.5 to $3.0 million based on the options outstanding as of September 30, 2005 that vest subsequent to December 31, 2005.

3. INVESTMENTS

Of the cash and cash equivalents and current unrestricted investments that total $391.6 million in the accompanying Consolidated Balance Sheet at September 30, 2005, $316.1 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, and trust deed mortgage notes. At September 30, 2005, approximately 82% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments.

The Company's investments in trust deed mortgage notes are stated at cost and classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company does not believe any of its investments were other than temporarily impaired at September 30, 2005.

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

During the second and third quarters of 2005, the Company received offers and entered into privately negotiated transactions with debenture holders (holders) pursuant to which the holders converted the debentures they owned into Sierra common stock in accordance with the indenture governing the debentures. During the second quarter, Sierra entered into three separate transactions converting a total of $34.0 million in debentures for approximately 1.9 million shares of common stock. During the third quarter, Sierra entered into two separate transactions converting a total of $29.0 million in debentures for approximately 1.6 million shares of common stock. As a result of these transactions, the Company paid approximately $1.5 million in prepaid interest as an incentive for conversion and wrote-off approximately $1.2 million in deferred debenture-related costs for a total expense of approximately $2.7 million.

Revolving Credit Facility - On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005, the Company elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus .75%. The facility is available for general corporate purposes and at September 30, 2005, the Company had drawn $10.0 million on this facility.

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

The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the most recent amendment dated October 19, 2004, based on the Company exceeding a certain leverage ratio requirement, the Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

5. SHARE REPURCHASES

From January 1, 2005 through September 30, 2005, the Company purchased approximately 2.2 million shares of its common stock, in the open market or through negotiated transactions, for $144.4 million at an average cost per share of $66.07. Since the repurchase program began in early 2003 and through September 30, 2005, the Company has purchased, in the open market or through negotiated transactions, approximately 10.9 million shares for $377.7 million at an average cost per share of $34.65. On August 11, 2005, the Company's Board of Directors authorized the Company to purchase an additional $75.0 million worth of its common stock. At September 30, 2005, $52.1 million was still available under the Board of Directors' authorized plan.

The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. The Company has repurchased 80,000 shares for $5.6 million at an average cost of $70.01 subsequent to September 30, 2005 through October 24, 2005.

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

On March 31, 2004, the Company completed the sale of California Indemnity Insurance Company (Cal Indemnity), which was CII's only significant asset. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

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

During the fourth quarter of 2004, the Company engaged a new independent actuary to evaluate the loss development. Based on the independent actuarial projections, the Company recorded a $15.0 million valuation allowance at December 31, 2004 reducing the note receivable to $47.0 million. The Company was required to engage a new actuary to avoid a potential conflict of interest with its former actuary, who was still engaged by Cal Indemnity, and the resulting impact to internal controls. At September 30, 2005, the Company received an updated independent actuarial projection. Based on the updated projection, no further adjustment is required at this time.

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Although the evaluation of the third-party claims administrator performance is controlled by Cal Indemnity's new parent company, Sierra will be responsible for this administrators' costs and, if applicable, any replacement administrator's costs. Sierra must also provide certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the unallocated loss adjustment expense (ULAE) reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity. For the nine months ended September 30, 2005, the Company recorded $2.1 million in administrative services revenue and operating expenses to provide the contractual administrative services.

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

7. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Basic Income (Loss) Per Share:
Income from continuing operations	$28,442	$30,727	$91,683	$95,459
Loss from discontinued operations	—	—	—	(682)

Net Income	$28,442	$30,727	$91,683	$94,777

Weighted average common shares outstanding	28,385	26,498	27,409	26,767

Earnings Per Common Share:
Income from continuing operations	$1.00	$1.16	$3.34	$3.57
Loss from discontinued operations	—	—	—	(0.03)

Net Income	$1.00	$1.16	$3.34	$3.54

Diluted Income (Loss) Per Share:
Income from continuing operations	$28,442	$30,727	$91,683	$95,459
Loss from discontinued operations	—	—	—	(682)

Net Income	28,442	30,727	91,683	94,777
Interest expense on Sierra debentures, net of tax	239	421	1,066	1,262

Income For Purposes Of Computing Diluted Net Income Per Share	$28,681	$31,148	$92,749	$96,039

Weighted average common shares outstanding	28,385	26,498	27,409	26,767
Dilutive options and restricted shares outstanding	838	1,668	1,010	1,977
Dilutive impact of conversion of Sierra debentures	3,899	6,288	5,277	6,288

Weighted Average Common Shares Outstanding Assuming Dilution	33,122	34,454	33,696	35,032

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$0.87	$0.90	$2.75	$2.76
Loss from discontinued operations	—	—	—	(0.02)

Net Income	$0.87	$0.90	$2.75	$2.74

8. DEFINED BENEFIT PLAN

The Company previously disclosed that it expected to contribute approximately $1.1 million to its defined benefit plan in 2005 to fund expected benefit payments. For the nine months ended September 30, 2005, the Company contributed $878,000 to the plan to fund benefit payments and anticipates making $182,000 in additional contributions during 2005.

The following table presents net periodic benefit costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Components Of Net Periodic Benefit Cost:
Service cost	$94	$106	$283	$318
Interest cost	321	418	962	1,254
Amortization of prior service credits	303	303	908	909
Recognized actuarial loss	—	109	—	327

Net Periodic Benefit Cost	$718	$936	$2,153	$2,808

9. COMPREHENSIVE INCOME

The following table presents comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$28,442	$30,727	$91,683	$94,777
Change in unrealized holding loss on available-for-sale investments	(909)	719	(1,059)	367

Comprehensive Income	$27,533	$31,446	$90,624	$95,144

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

Sierra Military Health Services LLC (SMHS) completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-

out of operations at prices previously negotiated with the Department of Defense (DoD). SMHS does not meet the definition of discontinued operations since the Company did not dispose of the operations before the phase-out was complete. We believe the remaining SMHS liabilities are appropriate and that no revisions to the estimates at September 30, 2005, are necessary at this time.

During the second quarter of 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change order and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 37% and 52% of its total consolidated revenues from agencies of the U.S. government for the three months ended September 30, 2005 and 2004, respectively. The Company generated approximately 39% and 56% of its total consolidated revenues from agencies of the U.S. government for the nine months ended September 30, 2005 and 2004, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Three Months Ended September 30, 2005
Medical premiums	$327,084	$—	$327,084
Military contract revenues	—	11	11
Professional fees	11,133	—	11,133
Investment and other revenues	9,171	44	9,215

Total Revenue	$347,388	$55	$347,443

Segment operating profit	$44,346	$163	$44,509
Interest expense	(1,991)	—	(1,991)
Other income (expense), net	408	19	427

Income Before Income Taxes	$42,763	$182	$42,945

Three Months Ended September 30, 2004
Medical premiums	$288,485	$—	$288,485
Military contract revenues	—	85,983	85,983
Professional fees	8,705	—	8,705
Investment and other revenues	9,849	268	10,117

Total Revenue	$307,039	$86,251	$393,290

Segment operating profit	$38,314	$10,421	$48,735
Interest expense	(1,218)	(3)	(1,221)
Other income (expense), net	(54)	5	(49)

Income Before Income Taxes	$37,042	$10,423	$47,465

Nine Months Ended September 30, 2005
Medical premiums	$958,834	$—	$958,834
Military contract revenues	—	16,322	16,322
Professional fees	31,102	—	31,102
Investment and other revenues	24,551	520	25,071

Total Revenue	$1,014,487	$16,842	$1,031,329

Segment operating profit	$131,626	$14,577	$146,203
Interest expense	(7,961)	(10)	(7,971)
Other income (expense), net	1,136	(308)	828

Income Before Income Taxes	$124,801	$14,259	$139,060

Nine Months Ended September 30, 2004
Medical premiums	$834,584	$—	$834,584
Military contract revenues	—	354,312	354,312
Professional fees	26,268	—	26,268
Investment and other revenues	26,442	1,199	27,641

Total Revenue	$887,294	$355,511	$1,242,805

Segment operating profit	$109,945	$42,464	$152,409
Interest expense	(3,515)	(46)	(3,561)
Other income (expense), net	73	(32)	41

Income Before Income Taxes	$106,503	$42,386	$148,889

11. COMMITMENTS AND CONTINGENCIES

Litigation and Legal Matters. Although the Company has not been sued, it was identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. The Company has not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery remains ongoing. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated. Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. The district court has recently determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. A trial date has been set for January 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation. Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the district court. Three of the other defendants, Wellpoint Inc., Health Net Inc. and Humana Inc., have recently entered into settlement agreements whose approval is currently pending before the district court.

The Company is subject to various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. In addition, under the terms of the note receivable due from the sale of Cal Indemnity, which is subject to adjustment based on loss development, the Company can be indirectly affected by claims for our former workers' compensation business and claims by providers for payment of medical services rendered to such injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable, but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on the Company's financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2004, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine month periods ended September 30, 2005 and 2004, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2004 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" under Part 1, Item 1 of our 2004 Annual Report on Form 10-K.

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

Summary of Consolidated Results — Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Percent Of Revenue Three Months Ended September 30,		Increase (Decrease)
	2005	2004	2005	2004	2005 vs. 2004
(In thousands, except percentages, per share and membership)
Operating Revenues:
Medical premiums	$327,084	$288,485	94.1%	73.3%	$38,599	13.4%
Military contract revenues	11	85,983	—	21.9	(85,972)	(100.0)
Professional fees	11,133	8,705	3.2	2.2	2,428	27.9
Investment and other revenues	9,215	10,117	2.7	2.6	(902)	(8.9)

Total	347,443	393,290	100.0	100.0	(45,847)	(11.7)

Operating Expenses:
Medical expenses	259,591	224,132	74.7	57.0	35,459	15.8
Medical Care Ratio	76.8%	75.4%				1.4
Military contract expenses	(108)	75,830	—	19.3	(75,938)	(100.1)
General and administrative expenses	43,451	44,593	12.5	11.3	(1,142)	(2.6)

Total	302,934	344,555	87.2	87.6	(41,621)	(12.1)

Operating Income	44,509	48,735	12.8	12.4	(4,226)	(8.7)
Interest expense	(1,991)	(1,221)	(0.5)	(0.3)	(770)	63.1
Other income (expense), net	427	(49)	0.1	—	476	(971.4)

Income Before Income Taxes	42,945	47,465	12.4	12.1	(4,520)	(9.5)
Provision for income taxes	(14,503)	(16,738)	(4.2)	(4.3)	2,235	(13.4)
Tax Rate	33.8%	35.3%				(1.5)

Net Income	$28,442	$30,727	8.2%	7.8%	$(2,285)	(7.4)%

Earnings Per Common Share Assuming Dilution:
Net Income	$0.87	$0.90			$(0.03)	(3.3)%

HMO Membership:
Commercial	251,000	222,200			28,800	13.0%
Medicare	55,200	53,000			2,200	4.2
Medicaid	53,300	49,100			4,200	8.6

Total	359,500	324,300			35,200	10.9%

Summary of Consolidated Results — Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,		Percent Of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	2005	2004	2005 vs. 2004
(In thousands, except percentages and per share)
Operating Revenues:
Medical premiums	$958,834	$834,584	93.0%	67.2%	$124,250	14.9%
Military contract revenues	16,322	354,312	1.6	28.5	(337,990)	(95.4)
Professional fees	31,102	26,268	3.0	2.1	4,834	18.4
Investment and other revenues	25,071	27,641	2.4	2.2	(2,570)	(9.3)

Total	1,031,329	1,242,805	100.0	100.0	(211,476)	(17.0)

Operating Expenses:
Medical expenses	755,779	650,435	73.3	52.3	105,344	16.2
Medical Care Ratio	76.3%	75.6%				0.7
Military contract expenses	2,265	313,047	0.2	25.2	(310,782)	(99.3)
General and administrative expenses	127,082	126,914	12.3	10.2	168	0.1

Total	885,126	1,090,396	85.8	87.7	(205,270)	(18.8)

Operating Income From Continuing Operations	146,203	152,409	14.2	12.3	(6,260)	(4.1)
Interest expense	(7,971)	(3,561)	(0.8)	(0.3)	(4,410)	123.8
Other income (expense), net	828	41	0.1	—	787	1,919.5

Income From Continuing Operations Before
Income Taxes	139,060	148,889	13.5	12.0	(9,829)	(6.6)
Provision for income taxes	(47,377)	(53,430)	(4.6)	(4.3)	6,053	(11.3)
Tax Rate	34.1%	35.9%				(1.8)

Income From Continuing Operations	91,683	95,459	8.9	7.7	(3,776)	(4.0)
Loss from discontinued operations
(net of income tax benefit of $839)	—	(682)	—	(0.1)	682	(100.0)

Net Income	$91,683	$94,777	8.9%	7.6%	$(3,094)	(3.3)%

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$2.75	$2.76			$(0.01)	(0.4)%
Loss from discontinued operations	—	(0.02)			0.02	(100.0)

Net Income	$2.75	$2.74			$0.01	0.4%

Overview

We derive revenues primarily from our health maintenance organization (HMO) and managed indemnity plans. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products). We also have revenues from our military health services segment, which continue to decrease during our phase out of the operations, starting September 1, 2004.

Our principal expenses consist of medical expenses and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and coordinating utilization of physician and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, administrative costs to operate the military health care subsidiary and, subsequent to August 31, 2004, costs to phase-out the military health care operations. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

Executive Summary

Continuing Operations. Net Income for the nine months ended September 30, 2005 was $91.7 million compared to $94.8 million for the same period in 2004. The decrease is related to the phase out of our military operations beginning September 1, 2004 as discussed in more detail below. Operating income from our core managed care and corporate operations segment increased from $109.9 million to $131.6 million for the nine months ended September 30, 2004 and 2005, respectively. The increase in operating income for the managed care and corporate operations was primarily driven by medical premium revenue growth from new members, premium rate increases and an expansion of our operating margin. This was partially offset by an increase in our medical care ratio.

Our HMO membership increased by 10.9% from 324,300 at September 30, 2004, to 359,500 at September 30, 2005 from the addition of new accounts and in-case growth. Our aggregate 2005 premium rates increased by approximately 5% over 2004. The combination of these factors resulted in a 14.9% increase in our medical premium revenues to $958.8 million, which was partially offset by an increase in medical expenses, which increased by 16.2% to $755.8 million. Medical expenses, as a percentage of medical premiums and professional fees, increased from 75.6% to 76.3%, or 70 basis points for the nine months ended September 30, 2005. Our operating margin (operating income from continuing operations divided by total revenues) improved by 190 basis points to 14.2%.

Our military health services operations segment represented 1.6% of our operating revenues and 10.0% of our operating income for the nine months ended September 30, 2005. This segment had operating income of $14.6 million for the nine months ended September 30, 2005 compared to $42.5 million for the same period in 2004. We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered an eight-month phase-out period at substantially reduced revenues and reduced earnings. During the second quarter of 2005, we reached a negotiated settlement with the Department of Defense (DoD) for certain outstanding change order and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance. The gains recorded during the quarter, as described above, resulted in a net credit to expenses for the second quarter.

For the nine months ended September 30, 2005, compared to 2004, investment and other revenues decreased from $27.6 million to $25.1 million, a decrease of approximately $2.6 million or 9.3%. There was a $5.2 million increase in investment revenue offset by a decrease of $7.8 million related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004, and accrued interest on the associated note receivable. For a further description of this agreement, see below in the discussion of investment and other revenues.

For the nine months ended September 30, 2005, compared to 2004, our general and administrative (G&A) expenses increased from $126.9 million to $127.1 million, an increase of approximately $200,000 or .1%. We had an increase of $8.4 million primarily due to higher employee compensation related expenses, premium taxes, brokers' fees and costs associated with marketing our new Medicare programs offset by an $8.2 million decrease for the cost to provide services related to the sale of the workers' compensation insurance operations referred to above.

We had cash flows from operating activities of continuing operations for the nine months ended September 30, 2005, of $152.9 million compared to $95.0 million for 2004. We received nine monthly payments from the Centers for Medicare and Medicaid Services (CMS) during the first nine months of 2005 compared to eight monthly payments during the first nine months of 2004. The January payments were received at the end of December while the October 2005 payment was received at the end of September 2005. We have also received additional payments from CMS in 2005, of over $30 million, which have been recorded as unearned revenue. See below under Medical Premiums for further discussion on this unearned revenue. When the nine months ended 2004 and 2005 are adjusted for the items described above the cash flow from continuing operations would be $112.9 million in 2005 compared to $127.9 million in 2004. We believe presenting the adjustments for the CMS payments is useful for making a period-to-period comparison of our cash flow from continuing operations. The decrease in the adjusted cash flow from continuing operations is primarily due to the timing of income tax payments, which represented a fluctuation of $26.0 million between the periods.

RESULTS OF OPERATIONS, THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Medical Premiums. The increase in premium revenue for the three months ended September 30, 2005 reflects a 12.5% increase in commercial member months (the number of months individuals are enrolled in a plan), and a 4.2% increase in both Medicaid and Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 6% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 6%, net of changes in benefits. We received a 1% increase in Medicaid rates for 2005 but we did not receive an increase in 2004.

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), into law, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans, renamed Medicare Advantage plans, received increased funding from CMS starting March 2004. Because of the way the increased funding was calculated, both our non-Social HMO Medicare Advantage benefit plans and our Social HMO benefit plans received the increased funding. MMA increased our Medicare premium rates by over 15% starting March 1, 2004. The increased funding was used to reduce beneficiary cost sharing, enhance benefits, and stabilize the provider network. In addition, some of the funds were placed into a benefit stabilization fund.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2004, we were paid 90% based on the previous payment approach and 10% based on the new approach. Excluding the effects of MMA, the new payment methodology reduced our rate increase by 60 basis points. The Social HMO program has been administratively extended by CMS through 2007. For 2005, 2006 and 2007, we will be paid 70%, 50% and 25%, based on the previous payment approach and 30%, 50% and 75%, based on the new approach, respectively. The extension of the Social HMO program will serve as a transition plan so that we can convert to a Medicare Advantage plan in 2008. Our 2005 annual Medicare increase, before the effect of the new payment approach and the MMA, would have been 7.9%. The new payment approach reduced this to approximately 4%, although the actual increase we received over the fourth quarter of 2004 was approximately 2%. The increased MMA funds were earned over the last 10 months of the year and included a proportionate share for January and February 2004.

Early in 2005, CMS replaced its Legacy Group Health Plan computer system. The transition to the new system has led to some incorrect transactions and inconsistencies in the payments and data we have received from CMS. We have recorded our best estimate for Medicare premium revenues as of September 30, 2005. We have received over $30 million from CMS in excess of our current best estimate of Medicare premiums, as of September 30, 2005. The funds have been recorded as unearned revenue.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 222,200 at September 30, 2004 to 251,000 at September 30, 2005. The increase in commercial membership is attributed to in-case growth and new accounts including movement from self-insured plans to our commercial products.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the State of Nevada ("DHCFP"), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. As of September 30, 2005, we had approximately 40,700 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the State of Nevada's Medicaid program. We also have an additional 12,600 Nevada Check Up members. Nevada Check Up is the State Children's Health Insurance Program, which covers uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's managed care division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery.

The DHCFP recently issued a request for proposal (RFP) to provide services to these members and we have responded to the RFP. The two contractors will not be selected based upon a financial bid. The two selected contractors will be chosen primarily based upon the demonstrated competence and experience of the company and management in providing, and arranging for, the healthcare services requested in the RFP. The RFP will also be evaluated on full and complete responses to the questions and requests for information contained in the RFP. The award decision for this contract is currently expected to be made on November 30, 2005. Once awarded, the new contract will be effective for a two-year period beginning July 1, 2006. The new contract includes a provision, which allows the DHCFP, at its sole option, to extend the contract on a year-to-year basis for up to three additional years.

Military Contract Revenues. The decrease in military contract revenue for the three months ended September 30, 2005 is due to Sierra Military Health Services LLC (SMHS) completing its health care operations under the TRICARE contract on August 31, 2004.

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

Professional Fees. The increase in professional fees is a result of increased visits due primarily to membership growth and to a new contract to provide anesthesiology services at a local hospital.

Investment and Other Revenues. We had an overall decrease in investment and other revenues of approximately $900,000. We had a decrease of $3.8 million in administrative services revenue for the services we are providing relative to our sales agreement for the workers' compensation insurance operations beginning April 1, 2004, and accrued interest on the associated note receivable. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have engaged a third party claims administrator to administer claims for a period of fifteen years as well as perform certain transition and managed care services directly. Total revenue associated with these services for the three months ended September 30, 2005 and 2004 was $600,000 and $4.3 million, respectively. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of approximately $500,000 on the note receivable in 2005 compared to approximately $600,000 in 2004.

Excluding the workers' compensation related revenue decrease, we had an increase in investment and other revenues of $2.9 million due to an increase in average yield during 2005 and higher average invested balances.

Medical Expenses. Our medical care ratio, which is medical expenses as a percentage of medical premiums and professional fees, increased from 75.4%, for the third quarter of 2004 to 76.8% for the third quarter of 2005. The increase in our medical care ratio is due primarily to increased prescription drug costs along with other medical cost trends. The number of days in claims payable, computed as medical claims payable balance divided by the average medical expense per day for the period, at September 30, 2005, was 45 compared to 47 at September 30, 2004. The decrease in days in claims payable is primarily attributable to lower bed days per thousand in the third quarter of 2005, fewer pended claims and the payment of a negotiated settlement previously accrued.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $31.9 million and $29.0 million, or 12.3% and 12.9%, of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. The expense credit for the three months ended September 30, 2005 is the result of settlement adjustments to previously accrued amounts. Included in our military contract expenses for the three months ended September 30, 2004 is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS. There has been no allocation of overhead in 2005.

General and Administrative Expenses. G&A expenses decreased due to lower expenses to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above, offset by higher employee compensation related expenses, premium taxes, brokers' fees and costs associated with marketing our new Medicare programs. As a percentage of medical premium revenue, G&A expenses were 13.3% for 2005, compared to 15.5% for 2004. Excluding the services relative to our sales agreement for the workers' compensation insurance operations, our G&A expenses, as a percentage of medical premium revenue, were 13.1% and 14.1% for 2005 and 2004, respectively.

Interest Expense. Interest expense increased due to the prepaid interest paid for the conversion of $29.0 million in debentures and the associated write-off in deferred debenture-related costs. For more information on the conversion of our senior convertible debentures, see Note 4, Long-Term Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net increased in 2005 as a result of gains on asset sales in 2005 compared to losses in 2004.

Provision for Income Taxes. The effective tax rate for 2005 was 33.8% compared to 35.3% for 2004. Our effective tax rate is less than the 35% statutory federal rate due primarily to tax-preferred investments and a favorable state tax settlement during the period. We expect our effective tax rate for the fourth quarter of 2005 to be slightly below 35%.

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

RESULTS OF OPERATIONS, NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Medical Premiums. The increase in premium revenue for the nine months ended September 30, 2005 reflects a 13.1% increase in commercial member months (the number of months individuals are enrolled in a plan), a 6.4% increase in Medicaid member months and a 4.4% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate. Of the 6.4% increase in Medicaid member months, 2.5% is due to the expansion of our Medicaid service area to Reno, Nevada beginning February 2004.

HMO and POS premium rates for renewing commercial groups increased approximately 6% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 7%, net of changes in benefits. We received a 1% increase in Medicaid rates for 2005 but we did not receive an increase in 2004.

Military Contract Revenues. The decrease in military contract revenue for the nine months ended September 30, 2005 is the result of SMHS completing its health care operations under the TRICARE contract on August 31, 2004.

During the second quarter of 2005, we reached a negotiated settlement with the DoD for certain outstanding change order and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance. Primarily as a result of the settlements described above, the segment reported operating profit for the three months ended June 30, 2005, of $12.0 million. The segment operating profit for the nine months ended September 30, 2005, was $14.6 million.

For more information on SMHS' results of operations, see Note 10, Segment Reporting, in the Notes to the Condensed Consolidated Financial Statements.

Professional Fees. The increase in professional fees is a result of increased visits due primarily to membership growth.

Investment and Other Revenues. We had an overall decrease in investment and other revenues of $2.6 million. We had a decrease of $7.8 million in administrative services revenue for the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004, and accrued interest on the note receivable. On March 31, 2004, we completed the sale of the workers' compensation insurance operations and we have engaged a third party claims administrator to administer claims for a period of fifteen years as well as perform certain transition and managed care services directly. Total revenue associated with these services for the nine months ended September 30, 2005 and 2004 was $2.1 million and $10.1 million, respectively. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of approximately $1.5 million on the note receivable in 2005 compared to approximately $1.2 million in 2004.

Excluding the workers' compensation related revenue decrease, we had an increase in investment and other revenues of $5.2 million due to an increase in yield during 2005 and higher average invested balances, partially offset by a loss on a short sale of U.S. Treasury bonds as described in Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio, which is medical expenses as a percentage of medical premiums and professional fees, increased from 75.6% to 76.3%. The increase in our medical care ratio is due primarily to higher average bed days and increased prescription drug costs. We incurred capitation expenses with non-affiliated providers of $96.2 million and $85.1 million, or 12.7% and 13.1%, of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily consist of costs incurred related to the phase-out of the military health care operations as previously discussed.

General and Administrative Expenses. G&A expenses increased primarily due to higher employee compensation related expenses, premium taxes, brokers' fees and costs associated with marketing our new Medicare programs, offset by a decrease in expenses to provide services relative to our sales agreement for the workers' compensation insurance operations as discussed above. As a percentage of medical premium revenue, G&A expenses were 13.3% for 2005, compared to 15.2% for 2004. Excluding the services relative to our sales agreement for the workers' compensation insurance operations, our G&A expenses, as a percentage of medical premium revenue, were 13.0% and 14.0% for 2005 and 2004, respectively.

Interest Expense. Interest expense increased due to interest expense related to the short sale of U.S. Treasury bonds and the prepaid interest paid for the conversion of $63.0 million in debentures and the associated write-off in deferred debenture-related costs. For more information on our short position see Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements. For more information on the conversion of our senior convertible debentures see Note 4, Long-Term Debt, in the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net increased in 2005 as a result of interest related to an income tax settlement.

Provision for Income Taxes. The effective tax rate for 2005 was 34.1% compared to 35.9% for 2004. Our effective tax rate is less than the statutory rate due to tax-preferred investments and a settlement benefit recorded relative to state taxes during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities for continuing operations of $152.9 million for 2005 compared to $95.0 million in 2004. We received nine monthly payments from the Centers for Medicare and Medicaid Services (CMS) during the first nine months of 2005 compared to eight monthly payments during the first nine months of 2004. The January payments were received at the end of December while the October 2005 payment was received at the end of September 2005. We have also received additional payments from CMS in 2005 of over $30 million, which have been recorded as unearned revenue. See previous discussion under Medical Premiums for more information on the unearned revenue. When the nine months ended 2004 and 2005 are adjusted for the items described above, the cash flow from continuing operations would be $112.9 million in 2005 compared to $127.9 million in 2004. We believe presenting the adjustments for the CMS payments is useful for making a period-to-period comparison of our cash flow from continuing operations. The decrease in the adjusted cash flow from continuing operations is primarily due to the timing of income tax payments, which represented a fluctuation of $26.0 million between the periods.

We expect that SMHS will require approximately $5.0 million of its cash, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances.

Net cash used for investing activities during 2005 included $8.9 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the period was an increase in investments of $138.6 million as cash equivalents were used to purchase investments.

Net cash used for financing activities in 2005 included proceeds from the issuance of stock in connection with stock plans of $19.6 million and cash of $144.4 million was used to repurchase Sierra common stock.

Discontinued operations provided cash of $3.7 million in 2004 primarily as a result of the sale of Cal Indemnity.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 54.6747 shares of Sierra Health Services, Inc., common stock prior to March 15, 2023: if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate initially represents a conversion price of $18.29 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by us for cash beginning on or after March 20, 2008.

During the second and third quarters of 2005, we received offers and entered into privately negotiated transactions with debenture holders (holders) pursuant to which the holders converted the debentures they owned into our common stock in accordance with the indenture governing the debentures. During the second quarter, we entered into three separate transactions converting a total of $34.0 million in debentures for approximately 1.9 million shares of common stock. During the third quarter, we entered into two separate transactions converting a total of $29.0 million in debentures for approximately 1.6 million shares of common stock. As a result of these transactions, we paid approximately $1.5 million in prepaid interest as an incentive for conversion and wrote-off approximately $1.2 million in deferred debenture-related costs for a total interest expense of approximately $2.7 million.

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005, we elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus .75%. The facility is available for general corporate purposes and at September 30, 2005, we have drawn $10.0 million on this facility.

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

The revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the most recent amendment dated October 19, 2004, based on our exceeding a certain covenant leverage ratio requirement, our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchases

From January 1, 2005 through September 30, 2005, we purchased 2.2 million shares of our common stock, in the open market or through negotiated transactions, for $144.4 million at an average cost per share of $66.07. On August 11, 2005, our Board of Directors authorized us to purchase an additional $75.0 million worth of our common stock. At September 30, 2005, $52.1 million was still available under the Board of Directors' authorized plan.

Our revolving credit facility, as amended, currently allows for unlimited stock repurchases. We have repurchased 80,000 shares for $5.6 million at an average cost of $70.01 subsequent to September 30, 2005 through October 24, 2005.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.6 million at September 30, 2005. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $88.5 million in cash and cash equivalents held at September 30, 2005, $60.6 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

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

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until January 1, 2006, for calendar year companies. We anticipate adopting the prospective method of SFAS 123R in 2006 and expect that the impact in 2006 will reduce our net income by approximately $2.5 to $3.0 million based on the options outstanding as of September 30, 2005 which vest subsequent to December 31, 2005.

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

Other

During the remainder of 2005 we expect to continue to incur expenditures related to preliminary construction costs on a new medical clinic, the purchase of computer hardware and software, furniture and equipment and other normal capital requirements. Our liquidity needs over the next 12 months will also be primarily for the capital items noted above. We expect to spend $25 to $35 million in capital expenditures in 2006, which is less than the limit under our revolving credit facility. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

Inflation

Health care costs continue to rise at a rate faster than the Consumer Price Index. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on our anticipated health care costs, risk-sharing arrangements with our various health care providers and other health care cost containment measures including member co-payments. There can be no assurance, however, that in the future, our ability to manage medical costs will not be negatively impacted by items such as technological advances, competitive pressures, applicable regulations, increases in pharmacy, hospital, and other costs, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

Government Regulation

Our business, offering health care coverage, health care management services and, to a lesser extent, the delivery of medical services, is heavily regulated at both the federal and state levels.

Government regulation of health care coverage products and services is a dynamic area of law that varies from jurisdiction to jurisdiction. Amendments to existing laws and regulations are continually being considered and interpretations of the existing laws and rules change from time to time. Regulatory agencies generally exercise broad discretion in interpreting laws and promulgating regulations to enforce their interpretations.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in Part 1, Item 1 of our 2004 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" in Part 1, Item 1 of our 2004 Annual Report on Form 10-K.

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

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2004 Annual Report on Form 10-K. As of September 30, 2005, our critical accounting policies have not changed from those described in our 2004 Annual Report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

Membership

	Number of Members at September 30,
	2005	2004
HMO:
Commercial	251,000	222,200
Medicare	55,200	53,000
Medicaid	53,300	49,100
Managed indemnity	27,000	25,600
Medicare supplement	15,900	16,600
Administrative services	202,000	186,600

Total Membership	604,400	553,100

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, we had unrealized holding losses on available for sale investments of $1.3 million, net of tax, compared to unrealized holding losses of $245,000, net of tax, at December 31, 2004. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At September 30, 2005, we had outstanding $52.0 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility is currently LIBOR plus .75%. At September 30, 2005, we have drawn $10.0 million on this facility.

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

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. We have not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. Discovery remains ongoing. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated. Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. The district court has recently determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. A trial date has been set for January 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation. Two of the defendants, Aetna Inc. and Cigna Corporation, have entered into settlement agreements, which have been approved by the district court. Three of the other defendants, Wellpoint Inc., Health Net Inc. and Humana Inc., have recently entered into settlement agreements whose approval is currently pending before the district court.

We are subject to various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. In addition, under the terms of the note receivable due from the sale of Cal Indemnity, which is subject to adjustment based on loss development, we can be indirectly affected by claims for our former workers' compensation business and claims by providers for payment of medical services rendered to such injured workers. These actions are in various stages of litigation and some may ultimately be brought to trial. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable, but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

Below, is a summary of stock repurchases for the nine months ended September 30, 2005. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

(In thousands, except per share data) Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
Beginning approximate dollar value of shares that may yet be purchased				$71,444
January 1, 2005 - January 31, 2005	42	$53.21	42	69,183
February 1, 2005 - February 28, 2005	79	58.29	79	64,604
March 1, 2005 - March 31, 2005	57	61.61	57	61,093
April 1, 2005 - April 30, 2005	80	60.82	80	56,205
May 1, 2005 - May 31, 2005	474	65.54	474	75,148
June 1, 2005 - June 30, 2005	68	67.37	68	70,602
July 1, 2005 - July 31, 2005	35	70.62	35	68,166
August 1, 2005 - August 31, 2005	1,046	68.07	1,046	71,971
September 1, 2005 - September 30, 2005	305	65.22	305	52,082
(1)	Certain repurchases were made pursuant to a 10b5-1 plan.
(2)

On May 20, 2004, the Company's Board of Directors authorized the Company to purchase $70.0 million of its common stock. On December 7, 2004, May 24, 2005, and August 11, 2005, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million, $50.0 million and $75.0 million, respectively, of its common stock. The repurchase program has no stated expiration date, and commenced after the previously authorized share repurchase was completed.

(d)

Below, is a summary of 2¼% senior convertible debenture conversions for the nine months ended September 30, 2005. See Note 4 of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2005 - January 31, 2005	—	—	—	—
February 1, 2005 - February 28, 2005	—	—	—	—
March 1, 2005 - March 31, 2005	—	—	—	—
April 1, 2005 - April 30, 2005	—	—	—	—
May 1, 2005 - May 31, 2005	$14,000,000	54.67 shares of common stock for each $1,000 principal amount of debentures, $338,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
June 1, 2005 - June 30, 2005	20,000,000	54.67 shares of common stock for each $1,000 principal amount of debentures, $525,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
July 1, 2005 - July 31, 2005	—	—	—	—
August 1, 2005 - August 31, 2005	19,000,000	54.67 shares of common stock for each $1,000 principal amount of debentures, $451,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
September 1, 2005 - September 30, 2005	10,000,000	54.67 shares of common stock for each $1,000 principal amount of debentures, $225,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(10.1)	Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated May 20, 2004.
(10.2)	Form of Contract with Approved Entity Pursuant to Sections 1860D-1 through 1860D-42 of the Social Security Act for the Operation of a Voluntary Medicare Prescription Drug Plan.
(31.1)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: October 25, 2005