Form 10-K
period 2005-12-31
SIERRA HEALTH SERVICES INC
filed 2006-02-21
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                  to

Commission File Number: 1-8865

SIERRA HEALTH SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0200415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2724 North Tenaya Way, Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's Telephone Number, Including Area Code: (702) 242-7000

 Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange which registered
Common Stock, par value $.005	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

 Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

                                                                Large accelerated filer ☒             Accelerated filer☐             Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $1,844,543,000 (which represents shares of 51,624,000 Common Stock held by such non-affiliates multiplied by $35.73, the closing sales price of such stock on the New York Stock Exchange on June 30, 2005).

The number of shares outstanding of the registrant's Common Stock as of February 10, 2006 was 58,229,000.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

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

In addition, we had a subsidiary that administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered a phase-out period at substantially reduced revenues. During 2005, we reached a negotiated settlement with the Department of Defense (DoD) for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of our military health care operations.

Required financial information by business segment is set forth in Note 15, Segment Reporting, in the Notes to Consolidated Financial Statements. Unless otherwise indicated, information presented in this annual report on Form 10-K is for continuing operations and excludes the discontinued workers' compensation insurance operations.

Subsidiary Summary

        The following briefly describes our significant subsidiaries:

Managed Care Operations:

Health Insurers:

  Health Plan of Nevada, Inc. (HPN), a Nevada corporation, is a federally qualified HMO.

  Sierra Health and Life Insurance Company, Inc. (SHL), a California corporation, provides managed indemnity plans, a local Medicare Advantage PPO plan, Medicare Select products and effective January 1, 2006, a regional Medicare Advantage PPO plan and a Medicare Part D prescription drug program.

Multi-specialty medical group and other ancillary services to support our managed care operations:

  Southwest Medical Associates, Inc. (SMA), a Nevada corporation, is Nevada's largest multi-specialty medical group serving as the primary care provider for 73% of our southern Nevada HMO members.

  Behavioral Healthcare Options, Inc. (BHO), a Nevada corporation, provides mental health and substance abuse services.

  Family Health Care Services, a Nevada corporation, is a Medicare certified full service home health agency licensed by the State of Nevada, providing in-home care and case management.

  Sierra Home Medical Products, Inc., a Nevada corporation, provides home infusion care and home medical equipment and supplies.

  Family Home Hospice, Inc., a Nevada corporation, is a Medicare/Medicaid certified agency that provides in-home hospice care and counseling for the terminally ill.

Other managed care operations:

  Sierra Health-Care Options, Inc., a Nevada corporation, operates third-party network access and utilization review services for employer-funded health benefit plans.
  Sierra Nevada Administrators, Inc., a Nevada corporation, operates as a third-party administrator of workers' compensation claims primarily for self-insured Nevada employers.

Military Health Services Operations:

  Sierra Military Health Services, LLC (SMHS), a Delaware LLC, administered a managed care federal contract for the DoD's TRICARE program in Region 1 and its operations were substantially phased-out by June 30, 2005.

Discontinued Workers' Compensation Insurance Operations:

  CII Financial, Inc. (CII), a California corporation, was the parent company of our four workers' compensation insurance companies that were sold in March 2004.

Managed Care Products and Services

The primary types of health care coverage offered by our subsidiaries are HMO plans (including Medicare and Medicaid), HMO Point of Service (POS) plans, managed indemnity plans, which include a managed indemnity Preferred Provider Organization (PPO) option and Medicare supplement products. At December 31, 2005, we provided HMO products to approximately 365,000 members. We also provided managed indemnity products to approximately 28,000 members, Medicare supplement products to approximately 15,000 members, and administrative services to approximately 230,000 members. Medical premiums accounted for approximately 93% of total revenues from continuing operations in 2005.

Health Maintenance Organizations. We operate a mixed model HMO in Las Vegas, Nevada, in which we use our own multi-specialty medical group as well as a network of independently contracted providers. We also operate a network model HMO in Reno, Nevada as well as other rural areas. Independent contracted primary care physicians and specialists for our HMO are compensated on a capitated or modified discounted fee-for-service basis. Contracts with our primary hospitals are on a per diem or Diagnosis Related Group (DRG) basis. Members receive a wide range of coverage after paying a co-payment and are eligible for preventive care coverage.

Our commercial HMO plans offer traditional HMO benefits and POS benefits. At December 31, 2005, we had approximately 254,000 commercial members. Based on data provided by the Nevada State Health Division, as of September 30, 2005, we had approximately 66% of the Nevada, and approximately 79% of the southern Nevada, commercial HMO market share. Based on the September 30, 2005 Nevada State Health Division, HMO Industry Profile, southern Nevada HMOs have a market penetration of under 21%.

We also offer Medicare risks products that we market directly to Medicare-eligible beneficiaries. The monthly payment we receive for Medicare members is determined by a formula established by federal law. At December 31, 2005, we had approximately 56,000 Medicare members. Approximately 54,000 of those were enrolled in the Social HMO, which is discussed below.

In September 2005, we began offering local Medicare Advantage PPO products throughout Nevada, three counties in Arizona, and seven counties in Utah. Effective January 1, 2006, we began offering a regional Medicare Advantage PPO. The region consists of the entire state of Nevada.

In 2005, we were selected by the Centers for Medicare and Medicaid Services (CMS) to participate in the new voluntary Medicare Part D prescription drug program (PDP) for our Medicare Advantage plans as well as a stand-alone program. Beginning January 2006, SHL is offering a stand-alone PDP in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. We also qualified to participate in the auto-assignment of full benefit dual-eligible Medicare and Medicaid beneficiaries in all eight regions. At January 30, 2006, approximately 163,000 members were enrolled in the Company's stand-alone PDP, which became effective January 1, 2006. The majority of these members are auto-assigned full benefit dual-eligible beneficiaries.

In addition, at December 31, 2005, we had approximately 42,000 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the State of Nevada's Medicaid program. We also have 13,000 Nevada Check Up members. Nevada Check Up is the State Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. Our current contract to provide services to these members ends June 30, 2006. We were notified in the fourth quarter of 2005 that we were awarded a new contract; however, the state subsequently rescinded the contract award in response to a reported error in the state's calculation of responses to the request for proposal from various bidders, as well as a change in the composition of the evaluation panel and the instructions it received. We have received a new request for proposal from the state and a request to extend the current contract by four months. We plan to respond to the new request for proposal.

Social Health Maintenance Organization. In 1996, we entered into a Social HMO contract with CMS pursuant to which a large portion of our Medicare risk members receive certain expanded benefits for which we receive additional revenues. The additional revenues are determined based on health risk assessments that have been, and will continue to be, performed on our eligible Medicare members. The additional benefits include, among other things, assisting eligible Medicare members with activities of daily living such as bathing, dressing and walking. Members are eligible for the additional benefits based on need, as identified by the health risk assessments. The Social HMO program has been administratively extended by CMS but will phase-out at the end of 2007. The extension of the Social HMO program through 2007 will serve as a transition period so that we can transition the membership into a Medicare Advantage plan in 2008.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2004 and 2005, we were paid 90% and 70% based on the previous payment methodology and 10% and 30% based on the new methodology, respectively. Excluding the effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), the new payment methodology reduced our 2005 rate increase by 289 basis points. For 2006 and 2007, we will be paid 50% and 25% based on the previous payment methodology, and 50% and 75% based on the new methodology, respectively.

Preferred Provider Organizations. At December 31, 2005, we had approximately 28,000 members enrolled in our managed indemnity plans. Our managed indemnity plans generally offer members a PPO option of receiving their medical care from either contracted or non-contracted providers. Members pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of our PPO network.

During 2005, we provided managed indemnity and/or Medicare supplement services to members in Arizona, Colorado, Iowa, Louisiana, Nevada and Texas. As of December 31, 2005, our managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

Ancillary Medical Services. Most of our managed health care services in Clark County, Washoe County, and surrounding Nevada rural areas are provided through our independent contracted network of approximately 2,800 providers and 29 hospitals. Our Nevada networks also include our affiliated multi-specialty medical group, which provides primary care medical services for 73% of our southern Nevada HMO members and employs approximately 230 primary care and other providers in various medical specialties. Through our affiliates, the following services are offered: urgent care; home health care; hospice care; behavioral health care; home infusion; oxygen and durable medical equipment; ambulatory surgery; and radiology. At December 31, 2005, mental health and substance abuse services were provided to approximately 637,000 members.

We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

Administrative Services. Our administrative services products provide, among other things, PPO network access, utilization review services, and large case management to large employer groups that are self-insured. At December 31, 2005, approximately 230,000 members were enrolled in our health administrative services plans. In addition, we provide administration services for self-insured workers' compensation plans. The revenues and expenses associated with these services are included in investment and other revenues and in general and administrative expenses, respectively, in the Consolidated Statements of Operations.

Military Contract Services

Sierra Military Health Services, LLC. Pursuant to a triple-option health benefits contract, known as TRICARE, with the DoD, SMHS previously provided managed health care coverage to dependents of active duty military personnel, military retirees and dependents of military retirees through subcontractor partnerships and individual providers in Region 1. SMHS also performed specific administrative services, including health care appointment scheduling, enrollment, network management and health care management services. SMHS performed these services primarily using DoD information systems.

We submitted a proposal in January 2003 for the Next Generation TRICARE (T-Nex) North Region contract, which includes Region 1. We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended on August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. During 2005, we reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of our military health care operations. SMHS does not meet the definition of discontinued operations since we did not have plans to dispose of the operations before the phase-out was complete.

In March 2004, SMHS entered into a definitive agreement with the new T-Nex North Region Contractor to provide certain transition services and to sell certain portions of its TRICARE business, including its provider network and certain other assets. The value of the transaction was $4.0 million and was contingent on SMHS' operational performance through October 2004. SMHS recorded the full revenue of $4.0 million during 2004 pursuant to this agreement based on its operational performance.

Discontinued Workers' Compensation Insurance Operations

Workers' Compensation Subsidiary. On October 31, 1995, we acquired CII for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII. Sierra's Board of Directors had authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

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

We received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment is a timing difference and is expected to be repaid to us over the next few years. The transaction also included a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15.0 million in favorable loss reserve development and $0.50 per dollar on any favorable development in excess of $15.0 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. At December 31, 2004, based on actuarially determined loss development projections, we recorded a valuation allowance on the note receivable of $15.0 million. There was no change to the valuation allowance in 2005.

Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represent Cal Indemnity's unallocated loss adjustment expense reserves to be paid to Sierra. Offsetting these assets was a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were initially recorded in conjunction with the sale of Cal Indemnity.

Marketing

The marketing and sales of our individual and group managed care products occurs through an established sales channel that includes independent brokers, agents, and consultants. Our products are marketed under HPN and SHL brands. Both companies have excellent brand recognition in our Nevada marketplace.

The marketing and sales process begins by marketing to potential employer groups as their annual policy renewal occurs. This process almost always includes the use of a licensed broker, agent or consultant. Once the employer has selected our coverage, information is usually provided directly to the employees in an employer provided enrollment meeting conducted by a licensed company representative.

For existing clients that renew with HPN or SHL, our service representatives usually coordinate an open enrollment meeting that the employer has scheduled. In the case where our coverage is offered in addition to other plan choices, our service representatives explain our benefits and coverage to the clients' employees. As the Nevada economy has grown, our customer base has expanded as well. We have been successful in growing our membership during these open enrollment efforts.

Communication to our customers and members normally occurs through employer and member newsletters, member educational materials, health education and wellness mailers and specific health topic campaign publications. Information regarding our provider network and benefits is available via the Internet as well as through printed directories.

We market our Medicare Advantage products by utilizing a media mix which includes television, newspaper, radio, specialty publication, direct mail and telemarketing. Medicare Advantage members are enrolled by licensed company representatives who meet with the prospective members and explain our Medicare Advantage program in detail. Appointments are generated from the leads created by our advertising and marketing efforts, and set by our in-house telemarketing staff.

Membership

Period End Membership:

	At December 31,
	2005	2004	2003	2002	2001
HMO Nevada:
Commercial	254,000	226,000	202,000	187,000	175,000
Medicare	56,000	53,000	51,000	48,000	45,000
Medicaid	55,000	51,000	39,000	37,000	27,000
Managed indemnity	28,000	26,000	25,000	27,000	29,000
Medicare supplement	15,000	16,000	18,000	19,000	23,000
Administrative services	230,000	188,000	193,000	221,000	196,000

Subtotal	638,000	560,000	528,000	539,000	495,000
TRICARE eligibles	—	—	707,000	678,000	639,000
HMO Texas	—	—	—	—	55,000

Total Membership	638,000	560,000	1,235,000	1,217,000	1,189,000

We categorize groups by size into small, mid-size and large. At December 31, 2005, the breakdown of our commercial membership by size and type was as follows:

Membership By Commercial Employer Group Size			Membership By Commercial Employer Group Type
	2005	2004		2005		2004
1-50 employees (small)	6%	8%	Gaming	51,000	20%	45,000	20%
51-500 employees (mid-size)	33%	29%	School Districts	25,000	10%	24,000	11%
501 + employees (large)	61%	63%	Government	31,000	12%	28,000	12%
			National Accounts	25,000	10%	22,000	10%
Total	100%	100%	Unions	26,000	10%	21,000	9%
			All Others	96,000	38%	86,000	38%

			Total	254,000	100%	226,000	100%

During 2005, 2004 and 2003, we received approximately 36.5%, 28.8% and 25.2%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare beneficiaries. Our contract with CMS is subject to annual renewal at the election of CMS and requires us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply. The termination of our contract with CMS and the loss of our Medicare revenue would have a material adverse effect on our business. In addition, there may be legislative proposals to limit Medicare reimbursements and to require additional benefits. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. For more information, see Government Regulation and Recent Legislation.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are generally subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2005, our four largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 4% of total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups. Additionally, revenues received under certain government contracts are subject to audit and retroactive adjustments.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between our health care delivery system and that of many other managed care providers is that 73% of our southern Nevada HMO members receive primary health care through our own multi-specialty medical group. We also make health care available through independent contracted groups of physicians, hospitals and other providers.

Under our HMO, the member selects a primary care physician who provides or authorizes certain non-emergency medical care given to that member. We compensate our independent contracted primary care physicians by using both capitation and/or modified fee-for-service payment methods. We have negotiated capitated and/or reduced fee-for-service agreements with our specialty network as well. We monitor certain health care utilization, including evaluation of elective surgical procedures, quality of care, patient satisfaction, and the financial stability of our capitated providers to facilitate access to services.

We negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. Our primary southern Nevada contracted hospital organization is comprised of Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center. These facilities are owned by HCA Inc. (HCA). Subject to certain limitations, the contract provides, among other things, guaranteed contracted per diem rate increases on an annual basis. Our contract with HCA contains a clause, which, based on our meeting certain utilization requirements, requires HCA to provide us with their best rates in the marketplace. Since the majority of our southern Nevada hospital days are at these facilities, this contract assists us in managing a significant portion of our medical costs. We can be, and at times have been, affected by these hospitals' limited capacity and have had to place our members in other facilities, some with a higher cost to us, due to a shortage of available beds at these hospitals. In general, our other hospital contracts in Las Vegas are based on a fixed per diem rate structure and are generally competitive with HCA's rates.

For hospitals other than HCA, our contracts typically renew automatically with both parties granted the right to terminate after a notice period ranging from three to twelve months. Our current contract with HCA expires December 31, 2006. Our contracts with two of our other principal hospital groups do not expire until June 1, 2008 and July 1, 2008.Our contract with a third principal hospital group is an evergreen contract, which either party may terminate with 180 days notice. If we are unable to contract with HCA beyond 2006, we will engage in an effort to move our hospital days to other contracted facilities. Reimbursement arrangements with other health care providers, including pharmacies, generally renew automatically or are negotiated annually and are based on several different payment methods, including per diems (where the reimbursement rate is based on a per day of service charge for specified types of care), capitation, discounted per diem, DRG and modified fee-for-service arrangements. To the extent feasible, when negotiating non-physician provider arrangements, we solicit competitive bids.

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

We manage health care costs through our large case management program, utilization review, monitoring of care in the appropriate setting and by member education on how and when to use the services of our plans and how to manage chronic disease conditions. We audit some hospital bills and review some hospital and high volume providers' claims to ensure appropriate billing and utilization patterns. We also perform monitoring of the appropriateness of the referral process from the primary care physician to the specialty network. Further, we utilize home health care and hospice, which help to minimize hospital admissions and the length of stay.

Risk Management

We maintain general and professional liability, property and fidelity insurance coverage in amounts that we believe, based upon historical experience, are adequate for our operations. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. Our current primary medical professional liability policy provides coverage in the amount of $1.0 million per loss event with an annual aggregate limit of coverage per provider of $3.0 million. We have purchased excess medical professional liability and managed care coverage that requires us to be responsible for a self-insured retention of $4.0 million per loss event. In the case of a medical professional liability loss event, the $1.0 million primary policy limit will apply toward the $4.0 million self insured retention. The primary and excess medical professional liability policies apply retroactively to June 15, 2001. In addition, we require all of our independent contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which we contract are self-insured. We also maintain stop-loss insurance that reimburses us between 70% and 90% of hospital charges for each individual member of our HMO and managed indemnity plans whose hospital expenses exceed $350,000 and $200,000, respectively, during the contract year and up to $2.0 million per member per lifetime. In the ordinary course of business, we are subject to claims that are not insured, principally claims for punitive damages, claims that fall within the applicable self-insured retention, and claims that exceed coverage amounts.

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

In 2005, we developed support for the Medicare Part D program, migrated Medicare supplemental processing to an in-house platform, introduced electronic funds transfer for broker commission payments, integrated cardiology images into a central repository and began transmitting prescriptions electronically to pharmacies. We upgraded several key applications, including the electronic medical record system, the radiology scheduling system, the radiology dictation system, our web-based service center and the human resources recruiting system. We believe we are in compliance with the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as required by the Privacy Rule, the Security Rule and the Standards for Code Sets and Electronic Transactions.

There can be no assurance that we will be able to maintain the current levels of, or enhance, our information systems including ongoing HIPAA compliance. We are highly dependent on many third-party vendors for our information system applications and infrastructure. We cannot provide assurance that any of these vendors will be able to maintain their services without interruption or errors. Our failure to maintain and enhance our information systems could have a material adverse impact on our business and results of operations.

We view our information systems capability as critical to the performance of ongoing administrative functions and integral to quality assurance and the coordination of patient care. We are continually modifying or improving our information systems capabilities in an effort to improve operating efficiencies and service levels.

Quality Assurance and Improvement

We promote continuous improvement in the quality of member care and service through our quality programs. Our quality programs are a combination of 1) quality assurance activities (including the retrospective monitoring and problem solving associated with the quality of care delivered) and 2) continuous quality improvement activities (including the trending and analysis of ongoing aggregate data for purposes of prospective planning).

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

The NCQA is an independent, not-for-profit organization that evaluates managed care organizations and assesses and reports on the quality of managed care plans by evaluating over 60 standards that fall into four categories: (i) quality management and improvement; (ii) utilization management; (iii) members' rights and responsibilities; and (iv) credentialing and recredentialing. The NCQA's accreditation levels include Excellent, Commendable, Accredited, Provisional and Denied. In 2003, we earned a "Commendable" status from the NCQA for our commercial HMO, commercial POS, and Medicare HMO product lines. "Commendable" status is awarded to plans that demonstrate levels of service and clinical quality that meet or exceed NCQA's rigorous requirements for consumer protection and quality improvement. Our status expires in June 2006. We are currently undergoing a full survey and anticipate receiving a report on our accreditation level by May 2006.

URAC, an independent nonprofit organization, is a leader in promoting health care quality through its accreditation and certification programs. URAC offers the largest array of accreditation programs in the United States assessing health plan operations, including but not limited to, network operations, health care practitioner credentialing systems, and medical management functions (such as utilization management, case management, disease management, and health call center services).

URAC's Health Utilization Management Standards (UM standards) program is the largest and most recognized program of its type in the United States. The UM standards are intended to ensure that organizations follow a clinically sound process, promote quality care and respect member rights. The UM standards review the categories of confidentiality, staff qualifications, program qualifications, procedures for review determination, procedures for appeals and information upon which organizations conduct utilization management. The URAC accreditation levels include Full, Conditional, Corrective Action, Denied, and Withdrawn. Applicants who successfully meet all requirements are awarded a full two-year accreditation.

In 2005, BHO's utilization management operations were awarded accreditation by URAC under the Health Utilization Management Standards. Ultimately, URAC Health Utilization Management Accreditation provides assurance to patients, providers, purchasers, regulators and employers that the practices of BHO meet premium health care standards and are fair and equitable for all parties.

There can be no assurance, however, that we will maintain NCQA, URAC or other accreditations in the future and there is no basis to predict what effect, if any, the lack of accreditations could have on our competitive position.

Underwriting

HMO. We develop group commercial premium rates for our various health plans primarily through a "Community Rating by Class" (CRC) methodology. This methodology and product base rates, along with all associated tables and factors, are filed and approved by the Nevada Division of Insurance. Under the CRC method, all costs of basic benefit plans for our entire membership population are aggregated, projected forward to future periods and expressed on a "per member per month" basis. Subject to certain legal constraints, actuarial adjustments are made to the base premium rates for demographic variations specific to each employer group. Such variations may include, but are not limited to, the average age and gender of their employees, group size, area, health status, and industry. For most employer groups, the adjusted rates are then converted to tiered premium rates for various coverage types, such as single or family coverage. For some small employer groups, the final premium rates are expressed in a table format using age range bands and gender of each employee and dependent.

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

Managed Indemnity. Group commercial premium rates for our managed indemnity products are established in a manner similar to the CRC method described above. The actual health claim experience is used in whole or blended with calculated CRC rates to develop final premium rates for larger employer groups. This rating process includes the use of utilization, adjustments for incurred but not reported claims, inflationary factors, credibility and specific reinsurance pooling levels for large individual claims. Final premium rates are generally expressed as tiered rates for larger employer groups or as age/gender banded rates for smaller employer groups.

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as Aetna, Wellpoint, and PacifiCare, which is now a subsidiary of Unitedhealth Group. Many of our competitors have substantially larger total enrollments, greater financial resources, broader out-of-area networks, and offer a wider range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large local PPO network and flexible benefit plans to attract new members. We operate in a highly competitive environment. Competitive pressures and other factors may result in reduced membership levels, which could materially affect our business and results of operations.

Ratings

Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of Sierra's HMO and health and life insurance subsidiaries and senior convertible debentures are as follows:

	A.M. Best Company, Inc.		Fitch Ratings		Standard & Poor's Corp.

	Rating	Ranking	Rating	Ranking	Rating	Ranking

Financial Strength Rating:
HMO and health and life insurance subsidiaries	B++ Very Good	5th of 16	BBB+ Good	8th of 24	n/a	n/a
Issuer Credit Ratings:
HMO and health and life insurance subsidiaries	bbb+ Very Good	8th of 22	n/a	n/a	n/a	n/a
Parent Company	bb+ Speculative	11th of 22	BB+ Speculative	11th of 24	n/a	n/a
Counterparty Credit Rating	n/a	n/a	n/a	n/a	BB Speculative	12th of 22
Senior Convertible Debentures	bb+ Speculative	11th of 22	BB+ Speculative	11th of 24	BB Speculative	12th of 22

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

Government regulation of health care coverage products and services is a dynamic area of law that varies from jurisdiction to jurisdiction. Amendments to existing laws and regulations are continually being considered and interpretation of the existing laws and rules changes from time to time. Regulatory agencies generally exercise broad discretion in interpreting laws and promulgating regulations to enforce their interpretations. Federal MMA legislation enacted in December 2003, while generally favorable to our business, has resulted in increased competition for Medicare beneficiaries and may have a material adverse effect on our business and results of operations.

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative changes or new regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health care coverage plans offered by employers, pre-emption of state laws that would increase potential managed care litigation, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms), may have a material adverse effect on our business. Continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect our business and results of operations.

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

In December 2003, President Bush signed into law the MMA, which, among other changes to Medicare, has provided us with the opportunity to expand our Medicare program offerings to Medicare beneficiaries. Because of a statutory moratorium on CMS contracting for local PPOs in 2006 and 2007, in 2005, we applied for and received a contract with CMS to offer a local PPO throughout the state of Nevada, three counties in Arizona and seven counties in Utah. Using the brand name Sierra Spectrum, the PPO benefit plan was offered to Medicare beneficiaries residing within the service areas beginning September 2005.

The MMA expands the options that will be available to Medicare beneficiaries for their health care coverage, including regional PPOs. Beginning with the 2006 contract year, the payment methodology will change from the current government price-setting to market-place competition, whereby private health plans will compete for beneficiaries through a competitive bidding process. Nevada was designated a discrete region and we applied for and are contracted with CMS to offer a regional PPO in Nevada, using the brand name Sierra Nevada Spectrum, to Medicare beneficiaries beginning January 2006.

The MMA established a Medicare Part D program which, when it became effective January 1, 2006, provides beneficiaries under the traditional fee-for-service Medicare program with coverage for outpatient prescription drugs, a benefit the beneficiaries did not have. Although varying in structure, we have previously included coverage for prescription drugs to beneficiaries in our Medicare benefit plans.

We applied for and are contracted with CMS to offer a stand-alone PDP to eligible Medicare beneficiaries. Beginning January 2006, SHL is offering a stand-alone PDP in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. We also qualified to participate in the auto-assignment of full benefit dual-eligible Medicare and Medicaid beneficiaries in all eight regions. As of January 30, 2006, approximately 163,000 members were enrolled in the Company's stand-alone PDP, which became effective January 1, 2006. The majority of these members are auto-assigned full benefit dual-eligible beneficiaries.

Prior to the implementation of Medicare Part D in 2006, the MMA provided for an interim prescription drug discount card program. This program became operational in Spring 2004. Known as the Medicare Prescription Drug Discount Card and Transitional Assistance Program, this program was designed to provide savings for beneficiaries through discounts at retail or through mail order pharmacies, depending upon the benefit design, until the Medicare Part D program went into effect on January 1, 2006. Medicare beneficiaries who met income thresholds were eligible for federal subsidies to help pay for their prescription drugs under this interim program. We participated in this program as an exclusive sponsor for our Medicare Advantage members and as a general sponsor for Medicare fee-for-service beneficiaries. This program was terminated for our Medicare Advantage members on December 31, 2005, when the Medicare Part D program became part of our Medicare Advantage programs. Our general sponsor participation will terminate no later than May 15, 2006, or prior to that date if all of the current members terminate their participation.

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

The MMA also further delayed the Medicare "lock-in" requirements until 2006. Once fully implemented, "lock-in" will restrict a Medicare beneficiary's ability to change his or her health care coverage on a monthly basis as is currently allowed; e.g., from a traditional fee-for-service Medicare to a Medicare Advantage program and back again on a monthly basis or from one Medicare Advantage plan to another Medicare Advantage plan. The "lock-in" requirements could slow the growth rate of our Medicare Advantage membership, as potential members would have fewer opportunities to select our plan. The "lock-in" provisions do not apply to Medicare beneficiaries who are institutionalized or are dually eligible for Medicare and Medicaid as well as a few others. The "lock-in" starts on May 15 for an effective date of June 1 through December 31, 2006 and for 2007, which will "lock-in" on March 31, 2007 for an effective date of April 1 through December 31, 2007.

We have HMO licenses in Nevada, Texas and Arizona. Our HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada State Board of Health, the Texas Department of Insurance and the Arizona Department of Insurance. In May 2001, we terminated our HMO operations in Arizona, and in September 2001, we filed a withdrawal plan with the Texas Department of Insurance to terminate our Texas HMO operations, effective on April 17, 2002. As part of the withdrawal plan, we terminated our Texas CMS Medicare+Choice and FEHBP contracts at the end of 2001. We plan to surrender our Texas HMO license in 2006.

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

Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Section 1320a-7b(b) (the Anti-kickback Statute) and Section 1395nn (the Stark Amendments). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti-kickback Statute and the Stark Amendments may result in criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs. Similar penalties are provided for violation of state anti-kickback and anti-referral laws. The U.S. Department of Health and Human Services (HHS) has issued regulations establishing and defining "safe harbors" with respect to the Anti-kickback Statute and the Stark Amendments. We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the relevant safe harbors. However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government through False Claims Act allegations in part premised on claims that these statutes had been violated, will not assert that we, or certain actions we take, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

HIPAA contains provisions that impact us and have required operational changes as various federal departmental regulations required by the Act have been promulgated. During 2004, we established policies and procedures to comply with the health information security rule. Complying with the HIPAA privacy and security rules requires ongoing diligence to ensure that appropriate measures are being taken to maintain the privacy of protected health information. We believe we have management processes in place to ensure our ongoing compliance with the HIPAA privacy and security rules. Business Associate Agreements are entered into with any business partner that may have access to protected health information. Ongoing compliance with the HIPAA privacy and security rules will be managed by the Department of Human Services, Office of Civil Rights through a complaint process. There can be no assurance that a material complaint will not be filed against us or whether there would be any material impact on our business to resolve the complaint.

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

Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $17.6 million at December 31, 2005. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C. (TXHC) is currently required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Dividends. Our HMO and insurance company subsidiaries are restricted by state law as to the amount of dividends or distributions that can be declared and paid. Moreover, insurers and HMOs domiciled in Nevada and California generally may not pay extraordinary dividends or distributions without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An "extraordinary dividend or distribution" is generally defined as a dividend or distribution whose fair market value together with that of the other dividends or distributions made within the preceding 12 months exceeds the greater of (i) ten percent of the insurer's surplus as of the preceding December 31; or (ii) net gain from operations of a life insurer, or net income if not a life insurer, for the 12-month period ending on the preceding December 31. Also, insurers domiciled in Nevada and California must give notice to the state insurance commissioner five days after declaration and ten days before paying any ordinary dividend.

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

Employees

We had approximately 2,700 employees as of February 1, 2006. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Other

Our principal executive offices are located at 2724 North Tenaya Way, Las Vegas, Nevada 89128, and our telephone number is (702) 242-7000. Our website is www.sierrahealth.com. We make available free of charge, through our website, by phone request or via mail request, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). The information on our website is not incorporated by reference in our Annual Report on Form 10-K.

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

Some of the potential issues that could cause our actual results to differ substantially from our expectations are as follows:

  erroneous actuarial assumptions used to price our bid proposal for the new Medicare Prescription Drug Program;

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

  inability to negotiate a new contract with HCA;

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

We urge you to review carefully the section below, "Risk Factors," in Part 1, Item 1a of this 2005 annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

ITEM 1A. RISK FACTORS

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

The new Medicare Part D Prescription Drug Plan (PDP), which became effective January 1, 2006, could result in a materially adverse operating result due to lower than expected operating revenues and higher than expected operating costs. In addition, our continuing participation in the program beyond 2006 is subject to various risks including risks that may not be currently evident due to the new nature of the program.

Our bid proposal for the PDP used actuarial assumptions regarding membership characteristics, drug utilization and the costs of prescription drugs. We attempt to use actuarial assumptions that are reasonable and prudent based on the known facts and circumstances. However, the use of actuarial assumptions entails a degree of risk in that the assumptions may not be correct and the actual results may be different than what was assumed. If our actuarial assumptions are incorrect, we could have significantly lower operating revenues and/or significantly higher operating costs, which could materially adversely affect our operating results.

Our coverage of dual-eligible PDP beneficiaries on an ongoing auto-enrollment basis depends, in future years, upon our ability to continue to contract with CMS and on our bid proposal containing a premium structure below the benchmark set annually by CMS for this program. Should we not be able to maintain this level of auto-enrollment participation, we have the potential for losing significant PDP membership, which could materially adversely affect our operating results in future years. In addition, due to the negative publicity surrounding the start of this program or other factors, there is no assurance that the program will not undergo significant changes, which could adversely affect our participation in the program.

A loss of the state Medicaid contract could adversely affect our operating results.

For the year ended December 31, 2005, approximately 7.1% of our revenues were from our Medicaid contract with the state of Nevada. The current Medicaid contract was originally scheduled to expire on June 30, 2006. We have received a new request for proposal from the state of Nevada and a request to extend the contract by four months to allow the state to process re-submitted bid proposals for the new contract. We were notified in the fourth quarter of 2005 that we were awarded a new contract; however, the state subsequently rescinded the contract award in response to a reported error in the state's calculation of responses to the request for proposal from various bidders, as well as a change in the composition of the evaluation panel and the instructions it received. The loss of the state Medicaid contract would materially adversely affect our operating results.

The payment methodology for our Social HMO Medicare program is resulting in a lower premium rate increase. In addition, the Social HMO program is expected to be terminated on December 31, 2007. If we are unable to compensate by reducing benefits and costs, our financial results would be materially affected.

Medicare revenues from CMS accounted for approximately 36.5% of our 2005 consolidated revenues.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries who are enrolled in managed care programs, including the Social HMO. The Social HMO program has been administratively extended by CMS but will phase-out at the end of 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2005, we were paid 70% based on the previous payment methodology and 30% based on the new methodology. Excluding the effects of MMA, the new payment methodology reduced our 2005 rate increase by approximately 289 basis points. For 2006 and 2007, we will be paid 50% and 25%, based on the previous payment methodology and 50% and 75%, based on the new methodology, respectively. The extension of the Social HMO program through 2007 will serve as a transition period so that we can convert to a Medicare Advantage plan in 2008. Based on the information provided to us by CMS in 2005, our 2006 annual Medicare increase was reduced by over 200 basis points as a result of the continued transition to the new payment methodology.

The actual 2006 rate will be based on the actual membership mix enrolled as well as the final risk and other factors determined by CMS. We had originally projected a blended rate increase from CMS of approximately 6%. Based on the initial information we have received from CMS in the first quarter of 2006, our actual rate increase will be higher than 6%.

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

While we do not believe that our uninsured exposure to liabilities resulting from current malpractice claims is material, there may in the future be significant malpractice liabilities for which we do not have adequate reserves or insurance coverage, and this insurance may not continue to be available at all or on commercially reasonable terms. In addition, punitive damage awards are generally not covered by insurance.

If we fail to negotiate a new contract with HCA, our operating results may be adversely affected.

Our primary southern Nevada contracted hospital organization is comprised of Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center. These facilities are owned by HCA. The majority of our southern Nevada hospital days are at these facilities. In general, our other hospital contracts in Las Vegas are based on a fixed per diem rate structure and are generally competitive with HCA's rates.

Our current contract with HCA expires December 31, 2006. Our contracts with two of our other principal hospital groups do not expire until June 1, 2008 and July 1, 2008. Our contract with a third principal hospital group is an evergreen contract, which either party may terminate with 180 days notice. If we are unable to contract with HCA beyond 2006, we will engage in an effort to move our hospital days to other contracted facilities. If we are unable to negotiate a new contract with HCA and are required to move our hospital days to other contracted facilities our operating results may be adversely affected as the other contracted hospitals may not have sufficient capacity.

If we fail to qualify for the Nevada home office tax credit, our premium tax costs will increase.

Under existing Nevada law, a 50% premium tax credit is generally available to HMOs and insurers that own and substantially occupy home offices or regional home offices within Nevada. In connection with the settlement of a prior dispute concerning the premium tax credit, the Nevada Division of Insurance acknowledged in November 1993 that our HMO and insurance subsidiaries met the statutory requirements to qualify for this tax credit. We intend to take all necessary steps to continue to comply with these requirements. However, the elimination or reduction of the premium tax credit, or our failure to qualify for the premium tax credit, would substantially increase our premium tax burden, and our financial results would be materially adversely impacted.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2005, our four largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 4% of our total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada. However, there can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups.

There can be no assurance that we will be able to maintain and enhance our information systems.

Our information systems are a vital and integral part of our operations. We depend on our information systems to enable us to bill and collect premium revenues, process and pay claims and other operating expenses, and provide effective and efficient services to our customers including the delivery of healthcare services using an electronic medical record. We also depend on our information systems to provide us with accurate and complete data to enable us to adequately price our products and services and report our financial results. We are required to commit significant ongoing resources to maintain and enhance our existing information systems as well as develop new systems to keep pace with continuing changes in technologies, industry practices, regulatory standards and changing customer preferences. We are also dependent on many third-party vendors for our information system applications and infrastructure. We cannot provide assurance that these vendors will be able to maintain their services without interruption or errors, which if not timely corrected, could materially adversely affect our operating results.

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

We operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as Aetna, Wellpoint, and PacifiCare, which is now a subsidiary of Unitedhealth Group. Many of our competitors have substantially larger total enrollments, greater financial resources, broader out-of-area networks, and offer a wider range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large local PPO network and flexible benefit plans to attract new members. Competitive pressures and other factors may result in reduced membership levels. It is impractical to attempt to quantify the financial impact of an unspecified reduction in membership. However, we believe any reductions in our membership levels that are not compensated by reductions in operating expenses could materially affect our business and results of operations.

The majority of our business is in southern Nevada and a significant prolonged economic recession would adversely affect our operating results.

All of our HMO and the majority of our PPO and POS businesses are conducted in the state of Nevada, primarily in Clark County. We have benefited from the economic and population growth experienced by the state, especially in Clark County, over the past several years. The state's low tax structure is attractive to businesses and retirees, which presents growth opportunities for our Medicare Advantage and PDP plans. Clark County is facing infrastructure, water, affordable housing and other issues, which may dampen future economic and population growth. We are at risk of incurring material adverse operating results should the state and especially Clark County experience a significant prolonged economic recession.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported health care claims.

We estimate the amount of our reserves for incurred but not reported (IBNR) claims primarily using standard actuarial methodologies based upon historical data. These methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. For example, during 2005, our actuarial best estimate of the liability recorded at December 31, 2004 decreased approximately $13.3 million. This is compared to a decrease of approximately $12.1 million in the liability recorded at December 31, 2003 during 2004. Any increases to prior estimates could adversely affect results of operations in future periods. In addition, the premium pricing of our health care plans takes into consideration past historical cost trends. If our actual liability for claims and benefits are higher than our prior recorded estimates, our business and results of operations in future periods could be adversely impacted.

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

At December 31, 2005, 73% of our southern Nevada HMO health care members chose one of our SMA physicians as their primary care provider. A determination that SMA is not in compliance with applicable corporate practice of medicine laws in Nevada could require that we divest our ownership interest in or dissolve SMA. Alternatively, we may be required to expand our network of independent contracted providers, all of which could lead to a disruption in our provider network, member dissatisfaction and ultimately higher medical expenses for our HMO and health care insurance subsidiaries.

At December 31, 2005, we had $52.0 million of senior convertible debentures outstanding, which we may not be able to repay in cash.

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. At December 31, 2005, the outstanding principal balance was $52.0 million, due to voluntary conversions of the debentures into our common stock. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of our common stock prior to March 15, 2023 if: (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. We may not have enough cash on hand or have the ability to access cash to pay the debentures if presented or at maturity. We may redeem all or some of the debentures on or after March 20, 2008 for cash.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

At December 31, 2005, we had $52.4 million of indebtedness on a consolidated basis. This level of indebtedness could have several important effects on our future operations, including our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes.

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

We entered into a revolving credit facility on March 3, 2003 and at December 31, 2005, we did not have an outstanding balance on the facility. The amended credit agreement provides us with a revolving credit facility of $140.0 million and is secured by guarantees by certain of our subsidiaries and a first priority security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) other than cash and cash equivalents, subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

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

The attacks of September 11, 2001 contributed to major instability in the U.S. and other financial markets. These terrorist attacks, the military response and future developments, or other military actions such as the military actions in Iraq or elsewhere, may adversely affect prevailing economic conditions and the insurance and reinsurance markets. Since a high percentage of our business is concentrated in Clark County, these developments, depending on their magnitude, could have a material adverse effect on our operating results and financial condition.

Our business is subject to substantial government regulation and the impact of this regulation may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance or may otherwise adversely affect our business.

The health care industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government regulation. These regulations, which may increase our exposure to lawsuits and/or penalties or other regulatory actions for non-compliance, include, but are not limited to: cash reserves; minimum net worth; solvency standards; licensing requirements; approval of policy language and benefits; claims payment practices; mandatory products and benefits; provider compensation arrangements; patient confidentiality; premium rates; changes of control and related party transaction approval requirements; medical management tools; dividend payments; investment and risk restrictions; and periodic examinations by state and federal agencies.

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

In addition to applicable laws and regulations, we are subject to various audits, investigations and enforcement actions. These include possible government actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers; FEHBP; CMS, which regulates Medicare and Medicaid programs; federal and state fraud and abuse laws; and laws relating to utilization management and the delivery of health care and the timeliness of payment or reimbursement. Any such government action could result in assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation, audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

Our forecasts and forward-looking statements are based on assumptions and subject to uncertainties and actual results may be significantly different from those forecast.

We periodically in press releases, conference calls, investor conferences and otherwise, issue forecasts or other forward-looking statements regarding our future results, including estimated revenues, earnings per share and other financial metrics. We base these forecasts on assumptions that we believe to be reasonable and prudent. However, the use of assumptions entails risks that they may not be accurate. Actual results could be significantly different than the forecasted results as conditions and the occurrence of events may be different than what was assumed. Therefore, we cannot assure you that our actual results will be consistent with the forecasted statements or that there will be no significant variation.

We may not realize the total amount of the net sales proceeds from our sale of the workers' compensation insurance operations.

Effective March 31, 2004, we sold our workers' compensation insurance subsidiaries, consisting of California Indemnity and its wholly-owned insurance subsidiaries. The sales proceeds included a note receivable, which is payable in 2010 and is subject to adjustment based upon the loss and allocated loss adjustment expense development from the closing date through December 31, 2009. Any adjustments due to adverse loss and allocated loss adjustment expense development would be included in continuing operations. Factors such as reinsurers failing to honor their obligations to the workers' compensation subsidiaries, economic recessions and the resulting higher unemployment rates, over utilization of medical treatments, and the effect of new legislation or regulations could affect the subsidiaries' loss and allocated loss adjustment expense development. Our sold workers' compensation insurance subsidiaries have had net adverse loss development occur in each of the past years 1999 to 2004 ranging from $8.7 million to $24.0 million. At December 31, 2004, based on actuarially determined reserve analyses, we established a valuation allowance of $15.0 million on the note receivable. The valuation allowance did not change in 2005.

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

We are obligated to perform certain services in connection with the sale of the workers' compensation insurance operations and the accrual for the estimated contractual funding shortfall may be insufficient, which could result in a material adverse effect on our financial results.

The sale of the workers' compensation insurance operations requires us to perform, be responsible for the performance of, or be financially obligated to pay for, certain transition services through December 31, 2009. This includes claims administration, processing policy transactions, premium collections and other services related to insurance operations. We receive a limited amount of funds to perform these services from Cal Indemnity or its successor and we accrued additional liabilities for the projected shortfall in funding. If the amount we accrued for the contractual funding shortfall is understated, our financial results could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We own approximately 161,000 square feet of space in Las Vegas, Nevada. This includes a 134,000 square foot administrative building owned by HPN and SHL that is used as their Las Vegas headquarters and 27,000 square feet of space that houses our in-house print shop operations and information systems data center. Our Las Vegas headquarters serves as the home office and regional home office for our Nevada HMO and health insurance subsidiaries, respectively. We lease office and clinical space in Nevada totaling approximately 353,000 and 384,000 square feet, respectively, with the majority of the lease agreements running through January 2016. We lease a 2,155 square foot sales office in Utah and two clinical offices totaling approximately 4,500 square feet in Arizona. We also own several parcels of land in Las Vegas that we plan to use to build two new medical facilities over the next few years.

We believe that current and planned clinical space will be adequate for our present needs. However, additional clinical space may be required if membership expands in southern Nevada. All of the properties described above are for the operations of our managed care and corporate operations segment. Our military health operations segment is in run-out and no longer has any leased or owned property.

ITEM 3. LEGAL PROCEEDINGS

Litigation and Legal Matters. Although we have not been sued, Sierra was identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

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

Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. In February 2005, the district court determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (PacifiCare), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. A March 14, 2006 hearing is scheduled on the summary judgment motions filed by United Healthcare, Inc. and Coventry Health Care, Inc., which raise many of the same issues raised by PacifiCare's summary judgment motion. Defendants Aetna Inc., Cigna Corporation, The Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. Trial for the remaining defendants is currently scheduled for September 18, 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all existing litigation and legal matters, we have accrued amounts we believe to be appropriate, based on information presently available, for claims that are considered probable and the amount of loss can be reasonably estimated. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $.005 per share (the "Common Stock"), has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since our initial public offering on April 11, 1985. On December 6, 2005, our Board of Directors approved a two-for-one split of shares of common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on December 16, 2005 received one additional share of our common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on December 30, 2005. Since the common stock dividend was issued on outstanding shares, the shares held as treasury stock were not adjusted to reflect the two-for-one split. All other share price and per share data have been retroactively adjusted to reflect the stock split.

The following table sets forth the high and low closing prices for the Common Stock for each quarter of 2005 and 2004.

	High	Low
2005
First quarter	$32.34	$25.75
Second quarter	36.08	29.50
Third quarter	37.06	31.53
Fourth quarter	41.15	33.90

2004
First quarter	$18.20	$12.55
Second quarter	23.58	17.60
Third quarter	23.97	19.91
Fourth quarter	28.92	20.65

On February 10, 2006, the closing market price of Common Stock was $39.62 per share.

Share Repurchases

(In thousands, except per share data) Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
Beginning approximate dollar value of shares that may yet be purchased				$71,444
January 1, 2005 - January 31, 2005	85	$26.61	85	69,183
February 1, 2005 - February 28, 2005	157	29.15	157	64,604
March 1, 2005 - March 31, 2005	114	30.80	114	61,093
April 1, 2005 - April 30, 2005	161	30.41	161	56,205
May 1, 2005 - May 31, 2005	948	32.77	948	75,148
June 1, 2005 - June 30, 2005	135	33.69	135	70,602
July 1, 2005 - July 31, 2005	69	35.31	69	68,166
August 1, 2005 - August 31, 2005	2,093	34.04	2,093	71,971
September 1, 2005 - September 30, 2005	610	32.61	610	52,082
October 1, 2005 - October 31, 2005	216	35.00	216	44,524
November 1, 2005 - November 30, 2005	20	35.83	20	43,808
December 1, 2005 - December 31, 2005	42	40.08	42	42,125

(1)	Certain repurchases were made pursuant to a 10b-5 plan.
(2)

At January 1, 2005, $71.4 million remained available for purchase under previously approved plans. On May 24,2005 and August 11, 2005, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million and $75.0 million, respectively, of its common stock. On February 16, 2006, our Board of Directors authorized an additional $75.0 million in share repurchases.  The repurchase programs have no stated expiration date, and commence after the previously authorized share repurchases are completed.

Debenture Conversions

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2005 - January 31, 2005	—	—	—	—
February 1, 2005 - February 28, 2005	—	—	—	—
March 1, 2005 - March 31, 2005	—	—	—	—
April 1, 2005 - April 30, 2005	—	—	—	—
May 1, 2005 - May 31, 2005	$14,000,000	109.35 shares of common stock for each $1,000 principal amount of debentures, $338,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
June 1, 2005 - June 30, 2005	20,000,000	109.35 shares of common stock for each $1,000 principal amount of debentures, $525,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
July 1, 2005 - July 31, 2005	—	—	—	—
August 1, 2005 - August 31, 2005	19,000,000	109.35 shares of common stock for each $1,000 principal amount of debentures, $451,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
September 1, 2005 - September 30, 2005	10,000,000	109.35 shares of common stock for each $1,000 principal amount of debentures, $225,000 in prepaid interest as an incentive for conversion and accrued and unpaid interest thereon	None	None
October 1, 2005 - October 31, 2005	—	—	—	—
November 1, 2005 - November 30, 2005	—	—	—	—
December 1, 2005 - December 31, 2005	—	—	—	—

Holders

The number of record holders of Common Stock at February 10, 2006 was 475. Based upon information available to us, we believe there are approximately 23,000 beneficial holders of the Common Stock.

Dividends

No cash dividends have been paid on the common stock since our inception. We currently intend to retain our earnings for use in our business and to purchase our common stock and currently do not anticipate paying any cash dividends; however, this could change at any time based on the discretion of our Board of Directors. As a holding company, our ability to service our debt and to declare and pay dividends is dependent upon cash distributions from our operating subsidiaries. The ability of our HMO and our insurance subsidiaries to declare and pay dividends is limited by state regulations applicable to the maintenance of minimum deposits, reserves and net worth. The declaration of any future dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, debt covenants, operations, capital requirements, the tax treatment of dividends, our financial condition and general business conditions. Our credit agreement restricts our ability to pay dividends based on our current leverage ratio.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001 (2)
	(In thousands, except per share data)
Statement Of Operations Data:
Operating Revenues:
Medical premiums	$1,291,296	$1,131,185	$962,176	$862,379	$899,973
Military contract revenues	16,326	372,608	465,313	373,589	338,918
Professional fees	43,186	35,115	37,367	30,923	28,985
Investment and other revenues	34,228	36,646	20,440	16,535	16,756

Total	1,385,036	1,575,554	1,485,296	1,283,426	1,284,632

Operating Expenses:
Medical expenses	1,020,754	877,774	761,063	703,357	784,090
Military contract expenses	2,392	317,699	452,554	360,375	331,621
General and administrative expenses	172,473	181,764	137,887	135,885	152,230
Asset impairment, restructuring, reorganization and other costs (1)	—	—	—	5,000	(1,250)

Total	1,195,619	1,377,237	1,351,504	1,204,617	1,266,691

Operating Income From Continuing Operations	189,417	198,317	133,792	78,809	17,941
Interest expense	(8,791)	(4,684)	(5,491)	(7,650)	(18,275)
Other income (expense), net	1,099	31	3,176	6,271	1,950

Income From Continuing Operations Before Income Taxes	181,725	193,664	131,477	77,430	1,616
Provision for income taxes	(61,708)	(70,245)	(46,268)	(26,650)	(115)

Income From Continuing Operations	120,017	123,419	85,209	50,780	1,501
(Loss) income from discontinued operations	—	(682)	(22,883)	(14,332)	1,985

Net Income	$120,017	$122,737	$62,326	$36,448	$3,486

Earnings Per Common Share:
Income from continuing operations	$2.16	$2.32	$1.52	$0.88	$0.03
(Loss) income from discontinued operations	—	(0.02)	(0.41)	(0.25)	0.03

Net Income	$2.16	$2.30	$1.11	$0.63	$0.06

Weighted average number of common shares outstanding	55,556	53,262	56,106	57,511	55,370

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.81	$1.80	$1.21	$0.82	$0.03
(Loss) income from discontinued operations	—	(0.01)	(0.32)	(0.23)	0.03

Net Income	$1.81	$1.79	$0.89	$0.59	$0.06

Weighted average number of common shares outstanding assuming dilution	67,149	69,643	71,265	62,283	57,019

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital	$171,261	$151,166	$170,118	$121,147	$61,311
Total assets	668,846	689,780	1,134,121	1,065,966	1,064,846
Long-term debt (net of current portion)	52,307	125,395	116,645	75,671	164,040
Cash dividends per common share	none	none	none	none	none
Stockholders' equity	284,252	201,697	150,764	156,565	96,519

(1)	We recorded certain identifiable asset impairment, restructuring, reorganization and other costs.
(2)	We adopted SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. With the adoption of SFAS 142, we ceased the amortization of goodwill. We recorded goodwill amortization expense of $805,000 for the year ended 2001.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except ratio data)
Income from continuing operations before income taxes	$181,725	$193,664	$131,477	$77,430	$1,616

Fixed Charges:
Interest expense (including capitalized interest) (1)	8,791	4,698	5,506	7,700	18,304
Interest relating to rental expense (2)	6,603	7,695	6,795	5,205	2,682

Total Fixed Charges	15,394	12,393	12,301	12,905	20,986

Earnings Available For Fixed Charges	$197,119	$206,057	$143,778	$90,335	$22,602

Ratio Of Earnings To Fixed Charges	12.80	16.63	11.69	7.00	1.08

(1)	Included in this amount is $1.5 million in prepaid interest and $1.2 million of deferred costs associated with the induced conversion of $63.0 million in senior convertible debentures in 2005.
(2)	The representative interest portion of rental expense was deemed to be one-third of all rental expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 7.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The information contained below may be subject to risk factors. We urge you to review carefully the section "Forward-Looking Statements" in Part 1, Item 1 and "Risk Factors" in Part 1, Item 1a of this Annual Report on Form 10-K for a more complete discussion of forward looking statements and the risks associated with an investment in our securities.

	Years Ended December 31,			Percent Of Revenue Years Ended December 31,			Increase (Decrease)
	2005	2004	2003	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
	(In thousands, except percentages)
Operating Revenues:
Medical premiums	$1,291,296	$1,131,185	$962,176	93.2%	71.8%	64.8%	$160,111	14.2%	$169,009	17.6%
Military contract revenues	16,326	372,608	465,313	1.2	23.7	31.3	(356,282)	(95.6)	(92,705)	(19.9)
Professional fees	43,186	35,115	37,367	3.1	2.2	2.5	8,071	23.0	(2,252)	(6.0)
Investment and other revenues	34,228	36,646	20,440	2.5	2.3	1.4	(2,418)	(6.6)	16,206	79.3

Total	1,385,036	1,575,554	1,485,296	100.0	100.0	100.0	(190,518)	(12.1)	90,258	6.1

Operating Expenses:
Medical expenses	1,020,754	877,774	761,063	73.7	55.7	51.2	142,980	16.3	116,711	15.3
Medical Care Ratio	76.5%	75.3%	76.1%					1.2		(0.8)
Military contract expenses	2,392	317,699	452,554	0.2	20.2	30.5	(315,307)	(99.3)	(134,855)	(29.8)
General and administrative expenses	172,473	181,764	137,887	12.5	11.5	9.3	(9,291)	(5.1)	43,877	31.8

Total	1,195,619	1,377,237	1,351,504	86.4	87.4	91.0	(181,618)	(13.2)	25,733	1.9

Operating Income From Continuing Operations	189,417	198,317	133,792	13.6	12.6	9.0	(8,900)	(4.5)	64,525	48.2
Interest expense	(8,791)	(4,684)	(5,491)	(0.6)	(0.3)	(0.4)	(4,107)	87.7	807	(14.7)
Other income (expense), net	1,099	31	3,176	0.1	—	0.2	1,068	3445.2	(3,145)	(99.0)

Income From Continuing Operations Before Income Taxes	181,725	193,664	131,477	13.1	12.3	8.8	(11,939)	(6.2)	62,187	47.3
Provision for income taxes	(61,708)	(70,245)	(46,268)	(4.4)	(4.5)	(3.1)	8,537	(12.2)	(23,977)	51.8
Tax Rate	34.0%	36.3%	35.2%					(2.3)		1.1

Income From Continuing Operations	120,017	123,419	85,209	8.7	7.8	5.7	(3,402)	(2.8)	38,210	44.8
Loss from discontinued operations	—	(682)	(22,883)	—	—	(1.5)	682	(100.0)	22,201	(97.0)

Net Income	$120,017	$122,737	$62,326	8.7%	7.8%	4.2%	$(2,720)	(2.2)%	$60,411	96.9%

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.81	$1.80	$1.21				$0.01	0.6%	$0.59	48.8%
Loss from discontinued operations	—	(0.01)	(0.32)				0.01	(100.0)	0.31	(96.9)

Net Income	$1.81	$1.79	$0.89				$0.02	1.1%	$0.90	101.1%

HMO Membership:
Commercial	254,000	226,000	202,000				28,000	12.4%	24,000	11.9%
Medicare	56,000	53,000	51,000				3,000	5.7	2,000	3.9
Medicaid	55,000	51,000	39,000				4,000	7.8	12,000	30.8

Total	365,000	330,000	292,000				35,000	10.6%	38,000	13.0%

Overview

We derive revenues primarily from our health maintenance organization (HMO) and managed indemnity plans. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (consisting of fees for workers' compensation third party administration, utilization management services and ancillary products). We also have revenues from our military health services segment, which significantly decreased during our phase-out of the operations. The phase-out began September 1, 2004 and was substantially complete by June 30, 2005.

Our principal expenses consist of medical expenses and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments, including hospital per diems, paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and coordinating utilization of physician and hospital services and providing incentives to use cost-effective providers. Military contract expenses represent payments to providers for health care services rendered under the TRICARE program, administrative costs to operate the military health care subsidiary and, subsequent to August 31, 2004, costs to phase-out the military health care operations. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services and military contract services.

Executive Summary

Our overall 2005 operating results were consistent with the results for 2004. Our income from continuing operations decreased by 2.8% to $120.0 million. The decrease is related to the phase-out of our military operations beginning September 1, 2004 as discussed in more detail below. Operating income from our core managed care and corporate operations segment increased by 23.3% from $141.9 million to $175.0 million for the years ended December 31, 2004 and 2005, respectively. The increase in operating income for the managed care and corporate operations segment was primarily driven by medical premium revenue growth from new members, premium rate increases and an expansion of our operating margin. This was partially offset by an increase in our medical care ratio.

Our HMO membership increased by 10.6% from 330,000 at December 31, 2004, to 365,000 at December 31, 2005 as a result of new accounts and in-case growth. Our aggregate 2005 premium rates increased by approximately 4.4% over 2004. The combination of these factors resulted in a 14.2% increase in our medical premium revenues to $1,291.3 million, which was primarily offset by an increase in medical expenses, which increased by 16.3% to $1,020.8 million. Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased from 75.3% to 76.5%, or 120 basis points for the year. Our operating margin (operating income from continuing operations divided by total revenues) improved by 100 basis points to 13.6%.

Our military health services operations segment represented 1.2% of our operating revenues and 7.6% of our operating income from continuing operations for the year. This segment had operating income of $14.5 million for the year compared to $56.4 million in 2004. We were not awarded the T-Nex North Region contract and our appeal to the United States General Accounting Office was denied in December 2003. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered a phase-out period at substantially reduced revenues and reduced earnings. During 2005, we reached a negotiated settlement with the Department of Defense (DoD) for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance.

For the year ended December 31, 2005, compared to 2004, investment and other revenues decreased from $36.6 million to $34.2 million, a decrease of $2.4 million or 6.6%. There was a $6.5 million increase in investment revenue offset by a decrease of $9.4 million related to the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. For a further description of this agreement, see below in the discussion of investment and other revenues.

For the year ended December 31, 2005, compared to 2004, our general and administrative (G&A) expenses decreased from $181.8 million to $172.5 million, a decrease of $9.3 million or 5.1%. We had an increase of $9.8 million primarily due to higher employee compensation related expenses, premium taxes, brokers' fees and costs associated with marketing our new Medicare programs, offset by a $19.1 million decrease for the cost to provide services related to the sale of the workers' compensation insurance operations. For more information on our workers' compensation insurance operations, see Note 12, CII Financial, Inc. Discontinued Operations, in the Notes to Consolidated Financial Statements.

We had cash flows from operating activities of continuing operations for the year ended December 31, 2005 of $166.8 million compared to $164.5 million for 2004. We received eleven monthly payments from the Centers for Medicare and Medicaid Services (CMS) during 2005 compared to twelve monthly payments during 2004. This was offset by a decrease in the use of cash to fund the phase-out of our military health services operations segment and the additional payments from CMS in 2005, of over $30 million, which have been recorded in unearned premium revenue. See below under Medical Premiums for further discussion on this unearned premium revenue.

Year Ended December 31, 2005 Compared to 2004

Medical Premiums. The increase in premium revenue for the year reflects a 12.9% increase in commercial member months (the number of months individuals are enrolled in a plan), a 7.3% increase in Medicaid member months and a 4.4% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate.

HMO and POS premium rates for renewing commercial groups increased approximately 6.0% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 6.4%, excluding the impact of changes in benefits. We received a 1% increase in Medicaid rates for 2005.

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), into law, which, among other changes to Medicare, alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans, renamed Medicare Advantage plans, received increased funding from CMS starting March 2004. Both our HMO Medicare Advantage benefit plans and our Social HMO benefit plans received the increased funding. MMA increased our Medicare premium rates by over 15% starting March 1, 2004. The increased funding was used to reduce beneficiary cost sharing, enhance benefits, and stabilize the provider network. In addition, some of the funds were placed into a benefit stabilization fund.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007. In 2005, we were paid 70% based on the previous payment methodology and 30% based on the new methodology. Excluding the effects of MMA, the new payment methodology reduced our 2005 rate increase by 289 basis points. For 2006 and 2007, we will be paid 50% and 25%, based on the previous payment methodology and 50% and 75%, based on the new methodology, respectively. Based on the information provided to us by CMS in 2005, our 2006 annual Medicare increase was reduced by over 200 basis points as a result of the continued transition to the new payment methodology.

The actual 2006 rate will be based on the actual membership mix enrolled as well as the final risk and other factors determined by CMS. We had originally projected a blended rate increase from CMS of approximately 6%. Based on the initial information we have received from CMS in the first quarter of 2006, our actual rate increase will be higher than 6%.

Our wholly owned subsidiaries, SHL and HPN, have been selected by CMS to participate in 2006 in the PDP, Medicare Advantage HMO, and local and regional PPO programs established by the MMA. SHL will offer a stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL has also been selected as a PDP sponsor in the same states for dual-eligible Medicare and Medicaid beneficiaries who will be auto-enrolled into the program. SierraRx will cover a wide variety of preferred generic and brand name prescription drugs that will be distributed through most major retail pharmacy chains and a large number of independent pharmacies. We had approximately 163,000 beneficiaries enrolled in our PDP as of January 2006, the majority of which were dual-eligible beneficiaries. We anticipate revenues of approximately $94 per member per month and a 3-4% pre-tax margin for the PDP.

Early in 2005, CMS replaced its legacy Group Health Plan system. The transition to the new system has led to some incorrect transactions and inconsistencies in the payments and data we have received from CMS. We have recorded our best estimate for Medicare premium revenues for the year ended December 31, 2005. We have received over $30 million from CMS in excess of our current best estimate of Medicare premiums as of December 31, 2005. These funds have been recorded in unearned premium revenue.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Our commercial membership increased from 226,000 at December 31, 2004 to 254,000 at December 31, 2005. The increase in commercial membership is attributed to in-case growth and new accounts including movement from self-insured groups to our commercial products.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. At December 31, 2005, we had approximately 42,000 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state of Nevada's Medicaid program. We also have 13,000 Nevada Check Up members. Nevada Check Up is the State's Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery.

Our current contract to provide services to these members ends June 30, 2006. We responded to the

DHCFP's request for proposal (RFP) to continue our services in October 2005. On November 10, 2005, we received notice from the DHCFP of its intent to award a contract to HPN as one of two Medicaid managed care contractors in the state of Nevada. On December 20, 2005, HPN received final confirmation of the contract award. On January 4, 2006, we announced we had received notice that the contract had been rescinded and would be reopened to a new bid at a later date. This action was taken in response to a reported error in the state's calculation of responses to the RFP from various bidders, as well as a change in the composition of the evaluation panel and the instructions it received. Sierra's current contract to provide certain Medicaid services remains in effect. We have received a new RFP from the state and a request to extend the current contract by four months. We plan to respond to the new RFP.

Military Contract Revenues. The decrease in military contract revenue for the year is the result of SMHS completing its health care operations under the TRICARE contract on August 31, 2004.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational in Region 1 on September 1, 2004 and the new contract superseded the remainder of our TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations.

During 2005, we reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance. Primarily as a result of the settlements described above, the segment reported operating income for the year of $14.5 million.

For more detail on SMHS' results of operations, see Note 15, Segment Reporting, in the Notes to Consolidated Financial Statements.

Professional Fees. The increase in professional fees is a result of increased visits to our clinical subsidiaries and a new contract to provide anesthesiology services to a local hospital.

Investment and Other Revenues. We had an overall decrease in investment and other revenues of $2.4 million. We had a decrease of $9.4 million in administrative services revenue for the services we are providing relative to our sales agreement for the workers' compensation insurance operations, beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations. The purchaser engaged a third party claims administrator to administer claims for a period of fifteen years for which we are financially obligated for its contracted fees. In addition, we are required to perform certain transition and managed care services. Total revenue associated with these services for 2005 and 2004 was $2.7 million and $12.1 million, respectively. The cost to provide these services is reflected in our general and administrative expenses. For more information on our workers' compensation insurance operations, see Note 12, CII Financial, Inc. Discontinued Operations, in the Notes to Consolidated Financial Statements.

Offsetting the decrease of $9.4 million in administrative services revenue, we had an increase in investment and other revenues of $6.5 million due to an increase in yield during 2005 and higher average invested balances, partially offset by a loss on a short sale of U.S. Treasury bonds as described in Note 3, Cash and Investments, in the Notes to Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased from 75.3% to 76.5%. The increase in our medical care ratio is due primarily to cost increases in excess of premium increases and benefit reductions. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the year, for 2005 was 48.6 compared to 49.8 for 2004. The decrease in days in claims payable is primarily attributable to the payment of previously accrued balances related to our Medicare supplement products and a continued decrease in the time required to make claim payments due primarily to system enhancements.

Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years' estimates of $13.3 million and $12.1 million for the years ended December 31, 2005 and 2004, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated. For a further description of the estimate for our medical claims payable liability, see below in our discussion of critical accounting policies.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $128.3 million and $114.1 million, or 12.6% and 13.0%, of our total medical expenses for 2005 and 2004, respectively. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 32.9% and 32.3% of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily consist of costs incurred related to the phase-out of the military health care operations as previously discussed.

General and Administrative Expenses. G&A expenses decreased due to lower expenses to provide services and other adjustments relative to our sales agreement for the workers' compensation insurance operations, offset by higher employee compensation related expenses, premium taxes, brokers' fees and costs associated with marketing our new Medicare programs. As a percentage of medical premium revenue, G&A expenses were 13.4% for 2005, compared to 16.1% for 2004. Services related to our sales agreement for the workers' compensation insurance operations, included in our G&A expenses, as a percentage of medical premium revenue, were 0.2% and 1.9% for 2005 and 2004, respectively. For more information on our workers' compensation insurance operations, see Note 12, CII Financial, Inc. Discontinued Operations, in the Notes to Consolidated Financial Statements.

Interest Expense. Interest expense increased due to interest expense related to a short sale of U.S. Treasury bonds and the prepaid interest paid for the conversion of $63.0 million of the Company's senior convertible debentures and the associated write-off in deferred debenture-related costs. For more information on our short position, see Note 3, Cash and Investments, in the Notes to Consolidated Financial Statements. For more information on the conversion of our senior convertible debentures, see Note 8, Long-Term Debt, in the Notes to Consolidated Financial Statements.

Other Income (Expense), Net. Other income (expense), net increased in 2005 as a result of interest income from an income tax settlement related to an amended tax return.

Provision for Income Taxes. The effective tax rate for 2005 was 34.0% compared to 36.3% for 2004. The lower tax rate in 2005 is a result of a settlement benefit recorded relative to state taxes in 2005 and the impact of state income taxes, valuation allowances and other non-deductible expenses during 2004.

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

Discontinued Operations. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII Financial, Inc. (CII). Our Board of Directors authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers' compensation insurance business as discontinued operations.

On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company (Cal Indemnity), and its subsidiaries. Cal Indemnity was CII's only significant asset. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

On March 31, 2004, we completed the sale of Cal Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company. For more information on our workers' compensation insurance operations, see Note 12, CII Financial, Inc. Discontinued Operations, in the Notes to Consolidated Financial Statements.

Year Ended December 31, 2004 Compared to 2003

Medical Premiums. The increase in premium revenue for the year reflects an 11.9% increase in commercial member months (the number of months individuals are enrolled in a plan), a 29.4% increase in Medicaid member months and a 5.4% increase in Medicare member months. The growth in Medicare member months contributed significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times higher than the average commercial premium rate. Of the 29.4% increase in Medicaid member months, 17.7% is due to the expansion of our Medicaid service area to Reno, Nevada beginning February 2004.

HMO and POS premium rates for renewing commercial groups increased approximately 7% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 4%, excluding the impact of changes in benefits. We did not receive a Medicaid rate increase in 2004 or 2003. The basic Medicare rate increase received for 2004 was approximately 2.2%. In addition, we received a Medicare rate increase on March 1, 2004 of over 15% due to the MMA.

Our commercial membership increased from 202,000 at December 31, 2003 to 226,000 at December 31, 2004. The increase in commercial membership during 2004 is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts.

Military Contract Revenues. The decrease in military contract revenue for the year is the result of SMHS completing its health care operations under the TRICARE contract on August 31, 2004. As a result, SMHS had eight months of health care delivery in 2004 compared to twelve months in 2003.

Incremental change order revenues and final bid price adjustments on option periods three, four and five also decreased during 2004 compared to 2003. Included in the total military contract revenues are incremental change orders and bid price adjustments for 2004 and 2003 of approximately $96 million and $148 million, respectively. The final bid price adjustments in 2004 resulted in revenue increases of approximately $6.1 million for option period three (June 1, 2000 to May 31, 2001), which is 3.4% of the final revenue settlement amount for that period. Option period four (June 1, 2001 to May 31, 2002), had revenue increases of approximately $4.3 million, which is 2.3% of the final revenue settlement amount for that period. Option period five (June 1, 2002 to May 31, 2003), had revenue increases of approximately $3.8 million, which is 1.4% of the final revenue settlement amount for that period. The impact on income before taxes of the final bid price adjustments for option periods three, four and five was an increase of $10.6 million. The total impact on income before taxes of the change orders, bid price adjustments and other contractual settlements was an increase of approximately $25 million.

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

Investment and Other Revenues. The primary increase in investment and other revenues is due to the services we are providing relative to our sales agreement for the workers' compensation insurance operations beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers' compensation insurance operations. The purchaser engaged a third party claims administrator to administer claims for a period of fifteen years for which we are financially obligated for its contracted fees. In addition, we are required to perform certain transition and managed care services. Total revenue associated with these services for the year ended December 31, 2004 was $12.1 million. The cost to provide these services is reflected in our general and administrative expenses. In addition, we recorded accrued interest of $1.4 million on the note receivable.

Medical Expenses. The increase in medical expenses is due primarily to our increased membership, which is in part offset by a lower medical care ratio. This ratio, which is medical expenses as a percentage of medical premiums and professional fees, decreased from 76.1% to 75.3%. The favorable decrease in our medical care ratio is due primarily to premium increases and benefit reductions in excess of cost increases. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the year, at December 31, 2004, was 49.8 compared to 49.9 at December 31, 2003. In an effort to further improve service and customer relations with our medical providers, we have enhanced several claims processes, including electronic data interchange and optical character recognition, to reduce the time required to make claim payments. The impact of these enhancements has resulted in a slight decrease in days in claims payable and the absence of these enhancements would have likely resulted in a larger increase in days in claims payable.

Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years' estimates of $12.1 million and $15.8 million for the years ended December 31, 2004 and 2003, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated.

We contract with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $114.1 million and $101.8 million, or 13.0% and 13.4%, of our total medical expenses for 2004 and 2003, respectively. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 32.3% and 32.7% of our total medical expenses for 2004 and 2003, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Partially offsetting the decrease in contract expenses are final bid price adjustments on option periods three, four and five of the TRICARE Region 1 contract. The final adjustments resulted in a contract expense increase of approximately $1.9 million for option period three, which is 0.9% of the final contract expense settlement amount for that period. Option period four had an increase of $1.9 million, which is 0.8% of the final contract expense settlement amount for that period. Option period five had an expense decrease of $200,000, which is 0.1 % of the final contract expense settlement amount for that period. There were no final settlements of bid price adjustments in 2003; however, 2003 included T-Nex related costs of $9.4 million. Included in our military contract expenses for both periods is an allocation of corporate overhead of $1.0 million per quarter for direct and indirect services provided to SMHS.

Included in military contract expenses is favorable development of prior years' estimates of military health care payable having an earnings impact of $14.1 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively. In addition, favorable development of prior years' estimates of military health care payable having a non-earnings impact were $6.5 million and $10.8 million for 2004 and 2003, respectively. The non-earnings impact was offset by a reduction in military contract revenues pursuant to the gain/loss risk-sharing with the government. The favorable development was a result of claims being settled for amounts less than originally estimated.

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

General and Administrative Expenses. The primary increase in G&A expenses is the $21.6 million to provide services and other adjustments relative to our sales agreement for the workers' compensation insurance operations as discussed above. Included in the $21.6 million are $15.0 million of G&A expenses related to a valuation allowance recorded for the $62.0 million note receivable from the sale of the workers' compensation insurance business. The note is subject to adjustment based on loss development that occurs from the sale date through December 31, 2009. During the fourth quarter of 2004, we engaged a new independent actuary to evaluate the loss development. Based on their actuarial projections, we recorded a $15.0 million valuation allowance. Partially offsetting the valuation allowance are adjustments in accrued liabilities associated with the sale of Cal Indemnity of $5.5 million as a result of actual revenues exceeding estimates and actual expenses being less than projected expenses. The remaining increase in G&A is due to increases in employee compensation related expenses, premium taxes and brokers' fees. As a percentage of total operating revenues, G&A expenses were 11.5% for 2004, compared to 9.3% in 2003. As a percentage of medical premium revenue, G&A expenses were 16.1% for 2004, compared to 14.3% for 2003. Services relative to our sales agreement for the workers' compensation insurance operations and the adjustments described above, as a percentage of total operating revenues and medical premium revenue, were 1.3% and 1.9%, respectively.

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

Discontinued Operations consist of our CII workers' compensation operations up to March 31, 2004, the date of the sale of the insurance operations.

LIQUIDITY AND CAPITAL RESOURCES

We had cash flows from operating activities of continuing operations for the year ended December 31, 2005 of $166.8 million compared to $164.5 million for 2004. We received eleven monthly payments from the Centers for Medicare and Medicaid Services (CMS) during 2005 compared to twelve monthly payments during 2004. Our average monthly revenue from CMS was approximately $42 million during 2005. This decrease was offset by a decrease in the use of cash to fund the phase-out of our military health services operations segment and the additional payments from CMS in 2005, of over $30 million, which have been recorded in unearned premium revenue. See above under Medical Premiums for further discussion on this unearned premium revenue.

We expect that SMHS will use approximately $6.5 million of its cash and investments, as the payout of the remaining liabilities will exceed SMHS' accounts receivable and other non-cash asset balances. Any remaining balances will be transferred to Sierra.

Net cash used for investing activities during 2005 included $13.9 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net change in investments for the period was an increase in investments of $131.2 million as cash equivalents were used to purchase investments.

Net cash used for financing activities in 2005 included proceeds from the issuance of stock in connection with stock plans of $22.3 million and cash of $154.4 million was used to repurchase Sierra common stock.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of our common stock prior to March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by us for cash beginning on or after March 20, 2008.

During the second and third quarters of 2005, we received offers and entered into privately negotiated transactions with debenture holders (holders) pursuant to which the holders converted the debentures they owned into Sierra common stock in accordance with the indenture governing the debentures. During the second quarter, we entered into three separate transactions converting a total of $34.0 million in debentures for approximately 3.7 million shares of common stock. During the third quarter, we entered into two separate transactions converting a total of $29.0 million in debentures for approximately 3.2 million shares of common stock. As a result of these transactions, the Company paid approximately $1.5 million in prepaid interest as an incentive for conversion and wrote-off approximately $1.2 million in deferred debenture-related costs for a total expense of approximately $2.7 million.

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Under a new commitment agreement dated June 24, 2005, we increased the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus 0.75%. The facility is available for general corporate purposes and at December 31, 2005, we did not have an outstanding balance on this facility.

The credit facility is secured by guarantees by certain of our subsidiaries and a first priority security interest in: (i) all of the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

The revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the latest amendment dated October 19, 2004, based on our exceeding a certain covenant leverage ratio requirement, our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchase Program

From January 1, 2005 through December 31, 2005, we purchased approximately 4.7 million shares, on a split-adjusted basis, of our common stock, in the open market or through negotiated transactions, for $154.4 million at an average cost per share of $33.20. On August 11, 2005, our Board of Directors authorized us to purchase an additional $75.0 million worth of our common stock. At December 31, 2005, $42.1 million was still available under the Board of Directors' authorized plan.

Our revolving credit facility, as amended, currently allows for unlimited stock repurchases. We have repurchased 316,000 shares for $12.4 million at an average cost of $39.11 subsequent to December 31, 2005 through February 10, 2006. On February 16, 2006, our Board of Directors authorized an additional $75.0 million in share repurchases. The repurchase programs have no stated expiration date, and commence after the previously authorized share repurchases are completed.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $17.6 million at December 31, 2005. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is currently required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $88.1 million in cash and cash equivalents held at December 31, 2005, $50.1 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our long-term debt consists of our 2¼% senior convertible debentures issued in March 2003. We occupy space and lease equipment under leases that are accounted for as capital leases, where the property and equipment and related lease obligations are recorded on our balance sheet.

We also occupy premises and utilize equipment under operating leases that expire at various dates through 2016. In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on our balance sheet.

Our contractual obligations and commitments at December 31, 2005 are summarized in the table below. The amounts presented include all future payments associated with each obligation including interest expense.

	Long-Term Debt (1)	Capital Leases	Operating Leases	Total
	(In thousands)
Payments due in less than 1 year	$1,170	$139	$18,081	$19,390
Payments due in 1 to 3 years	2,340	228	34,566	37,134
Payments due in 3 to 5 years	2,340	90	33,389	35,819
Payments due in more than 5 years	66,625	61	80,523	147,209

Total	$72,475	$518	$166,559	$239,552

(1)

The long-term debt matures in March 2023; however, holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. Since December 2003, our share price has exceeded 120% of the conversion price, which provides debenture holders the option to convert their debentures into our common stock.  We can redeem the debentures for cash beginning on or after March 20, 2008. See Note 8 -  "Long-Term Debt" in the Notes to Consolidated Financial Statements for additional information related to our senior convertible debentures.

As discussed in Note 9, Employee Benefit Plans, in the Notes to Consolidated Financial Statements, we have long-term liabilities for employee benefit plans, including a defined contribution pension and 401(k) plan, supplemental retirement plan and supplemental executive retirement plan. The payments related to the plans are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments.

Other

During 2005, we incurred expenditures related primarily to the purchase of computer hardware and software, leasehold improvements on facilities, furniture and equipment and other normal capital requirements. Our short-term liquidity needs will be primarily for the capital items noted above along with normal operating items. We expect to spend $25 to $30 million in capital expenditures in 2006, which is less than the limit under our revolving credit facility. These amounts do not include any funds that may be spent on a joint venture to construct a sub-acute care facility that we are considering. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs on a short and long-term basis. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health care coverage plans offered by employers, pre-emption of state laws that would increase potential managed care litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms or commission arrangements) may have a material adverse effect on our business. The continued consideration and enactment of "anti-managed care" laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

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

In addition to the items described above, we urge you to review carefully the section "Forward-Looking Statements" in Part 1, Item 1 and "Risk Factors" in Part 1, Item 1a of this Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro-forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until January 1, 2006, for calendar year companies. We have adopted the prospective method of SFAS 123R in 2006. Based on grants currently outstanding, we expect the expensing of options will reduce our net income by approximately $2.5 to $3.0 million during 2006. In addition, we expect to record approximately $1.0 to $1.5 million in expenses related to our employee stock purchase plan as well as additional expense for other stock based compensation during the year.

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

Medical Claims Payable. Our medical claims payable balance includes claims in process, a provision for the estimate of incurred but not reported (IBNR) claims and a provision for disputed claims obligations including provider disputes. Our most significant accounting estimate is for our reserves for IBNR claims. We make this estimate primarily using standard actuarial methodologies based upon historical data. These standard actuarial methodologies recognize, among other factors, contractual requirements, historical utilization trends, the interval between the date services are rendered and the date claims are paid, denied claims activity, disputed claims activity, benefit changes, expected health care cost inflation, seasonality patterns and changes in membership. In developing the IBNR claims estimate, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, we actuarially calculate completion factors using our analysis of claims payment patterns over the most recent six-to-twelve month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been paid by us as of the date of estimation. We then apply the completion factors to the actual claims paid to date for each incurral month, except for the most recent months, to estimate the expected amount of ultimate incurred claims for each of these months. For the most recent incurred months, generally three months or less, the percentage of claims paid for claims incurred in those months is usually low. This makes the completion factor methodology less reliable for such months. For these recent months, we estimate our claims incurred by applying estimated per member per month (PMPM) costs to the current membership. The estimated PMPM costs are derived from historical paid claims (with completion factors as described above), trend assumptions and current utilization reports. This methodology is consistently applied from period to period.

The completion factors and estimated PMPM costs are the most significant factors we use in estimating our IBNR claims. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable balance as a result of these factors:

Completion Factor (a)		PMPM Factor (b)
Increase (Decrease) In Factor	Increase (Decrease) In Medical Claims Payable	Increase (Decrease) In Factor	Increase (Decrease) In Medical Claims Payable
	(In thousands, except percentages)
(3)%	$25,702	(3)%	$(3,963)
(2)%	16,957	(2)%	(2,642)
(1)%	8,392	(1)%	(1,321)
1%	(5,257)	1%	1,321
2%	(7,169)	2%	2,642
3%	(8,245)	3%	3,963

(a)

Reflects estimated potential changes in medical claims payable caused by changes in the completion factors for claims incurred in months four through twenty-four. Completion factors are not increased beyond 100%.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in PMPM factors for claims incurred in the most recent three months.

Management believes, based on information presently available, that the recorded liability for medical claims payable, which at December 31, 2005, represented 35.3% of our total consolidated liabilities or $135.9 million, is reasonable and adequate to cover the related future health care claim payments. However, a difference between the recorded liability and actual developed claim payments could have a material impact on our financial results. For example, a 1% increase in medical claims payable as of December 31, 2005, would reduce reported net income for the year 2005 by $883,000 or 0.7% and diluted earnings per share would be reduced by $0.01.

The table below provides historical information regarding the accrual and payment of our medical claims payable. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. The impact of any "changes in prior periods' estimates" may be offset as we establish the estimate for the current year. Our accounting practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a reasonable level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current period medical expenses. The evaluation of medical claims payable at December 31, 2005 is comparable to prior years and we have applied our methodology in a consistent manner in determining our best estimate for medical claims payable at each reporting date.

The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Medical claims payable, beginning of the period	$119,337	$103,951	$99,785
Add: Components Of Incurred Medical Expenses
Current period medical claims	1,034,089	889,921	776,857
Changes in prior periods' estimates	(13,335)	(12,147)	(15,794)

Total Incurred Medical Expenses	1,020,754	877,774	761,063

Less: Medical Claims Paid
Current period	912,806	780,934	683,597
Prior period	91,418	81,454	73,300

Total Claims Paid	1,004,224	862,388	756,897

Medical Claims Payable, End Of Period	$135,867	$119,337	$103,951

The "changes in prior periods' estimates" of $13.3 million represents an estimate based on paid claim activity from January 1, 2005 to December 31, 2005. Medical claim liabilities are usually described as having a "short tail", which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, approximately 95% of the "changes in prior periods' estimates" incurred in 2005 relates to claims incurred in 2004, with the remaining 5% related to claims incurred in 2003 and prior.

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

The increase in the medical claims payable balance from December 31, 2004 to December 31, 2005 is primarily due to activities in the ordinary course of business. These activities include, but are not limited to, increases in membership, utilization and unit costs. The ratio of medical claims payable at the end of the period to the incurred medical expense for current period medical claims is 13.1% and 13.4% for 2005 and 2004, respectively.

Our provision for provider disputes is based on a separate evaluation of each dispute. We recognize a liability for such loss contingencies when we believe it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Our loss estimates are primarily based on an analysis of potential results, the stage of the dispute, consultation with outside legal counsel and any other relevant information presently available. The ultimate outcome of these loss contingencies cannot be predicted with certainty and it is difficult to measure the actual loss that may be incurred. Actual results may materially differ from our estimates and this difference would be reported in our current operations.

Military Health Care Payable. On September 1, 2004, SMHS commenced a phase-out of operations. At December 31, 2004, the recorded liability for the military health care payable was $17.0 million. Completion factors were the most significant factor we used in estimating this liability. During 2005, we reached a negotiated settlement of $13.4 million with the DoD to settle the liability for the military health care payable. At December 31, 2005, we believe there is no remaining liability for the military health care payable.

Military Contract Revenues and Expenses. Military contract revenue was recorded based on the contract price as agreed to by the federal government. The contract was based on prior years' data provided by the government along with assumptions of future trends. The contract contains provisions that adjust the contract price based on actual experience, which we call the bid price adjustment (BPA), and for government-directed change orders. For the year ended December 31, 2004, we estimate that approximately $95.5 million or 25.6% of the total military contract revenues were for BPA and change orders. At December 31, 2004, military accounts receivable due from the federal government was $25.5 million of which approximately $5.4 million was for accrued BPA and change order revenues. As the data becomes available from the government, we compare the actual results to the contract assumptions and the estimated effects of these adjustments are recognized on a monthly basis. In addition, we record revenue based on estimates of the earned portion of any contract change orders not originally specified in the contract. The BPA and government-directed change orders are subject to negotiation and we must use our judgment in making our estimates. The actual negotiated price could be substantially different from what we had originally estimated. Any subsequent differences were reported in the subsequent year's operations.

During 2005, we reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of our military health care operations. Included in the settlement was the determination of the final military health care payable balance.

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

Note Receivable From the Sale of Cal Indemnity. On March 31, 2004, we completed the sale of Cal Indemnity and its insurance subsidiaries. We received a note for $62.0 million, which is subject to certain adjustments including development that occurs on the loss and allocated loss adjustment expense (ALAE) reserves from the closing date through December 31, 2009. Included in the development is, if applicable, any uncollectible reinsured losses. We are also obligated to perform, be responsible for the performance of, or be financially obligated to pay for, certain transition services through December 31, 2009 for which we will receive a limited amount of funds for these services.

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

The determination of loss development requires an actuarial evaluation of Cal Indemnity's or its successor's loss reserves. Projecting loss and ALAE reserves have a significant degree of inherent uncertainty when related to their subsequent payments. It is not only possible but also probable that the projected reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns, unanticipated inflationary trends affecting the cost of services covered by the insurance contract, adverse legal outcomes and new interpretations of laws or regulations or of disputed contract provisions that result in having to provide new or extended benefits. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. During the years 1999 to 2004, Cal Indemnity had adverse development in its previously recorded loss and loss adjustment expense reserves ranging from a low of $8.7 million to a high of $24.0 million.

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

The actuarial projections for the second and third quarters of 2004 had indicated only a small amount of loss development. In the fourth quarter of 2004, we engaged a new independent actuary to perform an analysis of the loss and ALAE reserves. The analysis was used to help us determine if a valuation allowance should be established on the note receivable. We were required to engage a new actuary to avoid a potential conflict of interest with our former actuary, who was still engaged by Cal Indemnity, and the resulting impact to internal controls. Our new actuary used standard casualty insurance projection methods including paid and incurred development methods and paid and incurred Bornhuetter-Ferguson methods. The development methods utilize historical patterns of paid and incurred development over time to estimate future development. The Bornhuetter-Ferguson methods determine the expected unreported and expected unpaid losses by estimating the expected loss ratio and subtracting the actual reported incurred and paid losses. The actuary then selects a projected ultimate cost using the four methods as a guide as well as considering industry trends and other factors.

Based on our new actuary's analyses as well as considering the historical adverse loss development trend, we recorded a valuation allowance of $15.0 million in December 2004. Partially offsetting this was a reduction in accrued liabilities related to the sale. As noted above, we are contractually obligated for the performance of certain transition services through December 31, 2009. We previously accrued net liabilities for the then projected deficiency in the revenues to be received to perform the services. Due to actual revenues exceeding estimates and actual expenses being less than projected expenses, we re-evaluated the remaining liabilities, which resulted in a $5.5 million reduction.

Any future adverse loss development could have a material effect on our financial results. For example, a 1% increase in the projected loss and ALAE ratios for all of the 2000 through 2005 accident years would increase the adverse development by approximately $6.4 million. If the loss and ALAE ratios for all accident years since Cal Indemnity's inception (1988) increased by 1%, the adverse development would increase by approximately $17.6 million.

The sale of Cal Indemnity included an outstanding receivable of $4.7 million from the California Insurance Guarantee Association (CIGA). We are required to purchase from Folksamerica, any outstanding CIGA receivable balance as of July 31, 2007. In lieu of a cash payment, we can elect to reduce the $62.0 million note receivable.

Under current legislation, any workers' compensation insurer in California is required to be a member of CIGA, an unincorporated association. Cal Indemnity had been assessed by CIGA to fund CIGA's payment of claims made against insolvent insurers. The assessments are based upon a uniform percentage of net direct written premium applied first, to the latest year's annual financial statement on file with the Commissioner, which amount is then adjusted up or down the following year by application of the same percentage to the net direct written premiums reported on the annual financial statement filed with the Commissioner for such assessment year. Cal Indemnity is required to surcharge the premium on the policies it issues to recoup the CIGA assessment. A receivable is established when the initial assessment is paid, which is then adjusted based on the revised assessment and amounts recouped. Due to a reduction in the amount of premiums written, Cal Indemnity's CIGA assessments created an overpayment.

On December 20, 2005, California Indemnity Insurance Company and Commercial Casualty Insurance Company were advised that CIGA could no longer issue refunds of excess assessments derived from the adjusted assessment calculation. It stated that in the future, it would be retaining the excess adjusted assessment and would credit it against future assessments. This new position is inconsistent with CIGA's course of conduct over the last 15-20 years where any excess assessments were refunded. They further indicated that they could only issue a refund under a certain circumstance, namely, if an insurer withdrew from the state and surrendered its Certificate of Authority to transact insurance in the state of California. On behalf of the two companies, Sierra filed an appeal of this decision on January 17, 2006. If Cal Indemnity were unable to collect all or a portion of the $4.7 million receivable, the ultimate proceeds of the $62.0 million note receivable could be reduced by the shortfall. When evaluating the allowance of $15.0 million on the note at December 31, 2005, this potential shortfall was considered.

At December 31, 2005, we reevaluated the valuation allowance on the $62.0 million note receivable and considered the actuarial analyses at December 31, 2005 and any potential uncollectible amount from the CIGA receivable. Based upon the analyses performed, it was determined no change to the valuation allowance was warranted at December 31, 2005.

Other. In addition to the critical accounting policies and estimates discussed above, other areas requiring us to use judgment, assumptions and estimates include, but are not limited to, allowance for retroactive premium adjustments, potential investment impairments, deferred tax assets and liabilities, legal reserves, contractual discounts on professional fee revenue, allowances for doubtful receivables, other accrued liabilities, accrued payroll and taxes, post-employment benefit liabilities, unearned premium revenue and contingent assets and liabilities. See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for the impact of interest rate changes and changes in the market value of our investments. We attempt to manage the market risks on our investment portfolio by managing the duration and diversification of our portfolio. We try to maximize total return with appropriate levels of risk while providing liquidity to current operations. We have not utilized derivative financial instruments in our investment portfolio.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 31, 2005, we had approximately $388.6 million in cash and cash equivalents and current, long-term and restricted investments. Of the total investments of $300.5 million, approximately $255.5 million are classified as available-for-sale. These investments are primarily in fixed income investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

Assuming interest rates were to increase by a factor of 1.1, the net hypothetical loss in fair value of stockholders' equity related to financial instruments is estimated to be approximately $1.3 million after tax (0.5% of total stockholders' equity). We believe that such an increase in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

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

At December 31 2005, we had approximately $45.0 million invested in trust deed mortgage notes. Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Trust deed mortgage notes are classified and accounted for as other investments and are carried at cost. Loan to value ratios for these investments are typically based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the value of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 17, 2006

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands, except per share data)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$88,059	$207,619
Investments	281,250	147,575
Accounts receivable (less allowance for doubtful accounts: 2005 - $5,792; 2004 - $5,380)	14,501	15,150
Military accounts receivable (less allowance for doubtful accounts: 2005 - $0; 2004 - $100)	378	25,452
Current portion of deferred tax asset	23,949	17,555
Prepaid expenses and other current assets	30,218	36,123

Total Current Assets	438,355	449,474

Property and equipment, net	71,357	71,152
Restricted cash and investments	18,252	21,853
Goodwill (less accumulated amortization: 2005 and 2004 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	13,266	13,275
Note receivable (less valuation allowance: 2005 and 2004 - $15,000)	47,000	47,000
Other assets	65,834	72,244

Total Assets	$668,846	$689,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued and other current liabilities	$58,238	$76,256
Trade accounts payable	2,347	7,123
Accrued payroll and taxes	21,469	27,668
Medical claims payable	135,867	119,337
Unearned premium revenue	49,067	50,763
Military health care payable	—	17,061
Current portion of long-term debt	106	100

Total Current Liabilities	267,094	298,308

Long-term debt (less current portion)	52,307	125,395
Other liabilities	65,193	64,380

Total Liabilities	384,594	488,083

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2005 - 69,136; 2004 - 61,954 shares issued	346	310
Treasury stock (at cost): 2005 - 11,006; 2004 - 9,192 common stock shares	(377,190)	(237,876)
Additional paid-in capital	400,287	286,439
Deferred compensation	—	(288)
Accumulated other comprehensive loss	(1,750)	(245)
Retained earnings	262,559	153,357

Total Stockholders' Equity	284,252	201,697

Total Liabilities And Stockholders' Equity	$668,846	$689,780

All applicable share and per share amounts, excluding treasury shares, reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective December 30, 2005. See Note 10 in the Notes to Consolidated Financial Statements for more information.

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003
Operating Revenues:
Medical premiums	$1,291,296	$1,131,185	$962,176
Military contract revenues	16,326	372,608	465,313
Professional fees	43,186	35,115	37,367
Investment and other revenues	34,228	36,646	20,440

Total	1,385,036	1,575,554	1,485,296

Operating Expenses:
Medical expenses	1,020,754	877,774	761,063
Military contract expenses	2,392	317,699	452,554
General and administrative expenses	172,473	181,764	137,887

Total	1,195,619	1,377,237	1,351,504

Operating Income From Continuing Operations	189,417	198,317	133,792
Interest expense	(8,791)	(4,684)	(5,491)
Other income (expense), net	1,099	31	3,176

Income From Continuing Operations Before Income Taxes	181,725	193,664	131,477
Provision for income taxes	(61,708)	(70,245)	(46,268)

Income From Continuing Operations	120,017	123,419	85,209
Loss from discontinued operations (net of income tax benefit of 2005 - $0; 2004 - $839; 2003 - $5,281)	—	(682)	(22,883)

Net Income	$120,017	$122,737	$62,326

Earnings Per Common Share:
Income from continuing operations	$2.16	$2.32	$1.52
Loss from discontinued operations	—	(0.02)	(0.41)

Net Income	$2.16	$2.30	$1.11

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.81	$1.80	$1.21
Loss from discontinued operations	—	(0.01)	(0.32)

Net Income	$1.81	$1.79	$0.89

All applicable per share amounts reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective December 30, 2005. See Note 10 in the Notes to Consolidated Financial Statements for more information.

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock		In Treasury		Additional Paid-In Capital	Deferred Compensa- tion	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficit)	Total Stock- holders' Equity
	Shares	Amount	Shares	Amount

Balance, January 1, 2003	60,743	$304	1,163	$(17,148)	$196,562	$(473)	$381	$(23,061)	$156,565
Common stock issued in connection with stock plans	4,440	22	(272)	3,896	18,124	—	—	(2,846)	19,196
Income tax benefit realized upon exercise of stock options	—	—	—	—	12,596	—	—	—	12,596
Amortization of deferred compensation	—	—	—	—	—	451	—	—	451
Repurchase of common stock shares	—	—	5,330	(99,485)	—	—	—	—	(99,485)
Treasury shares not included in stock dividend	(5,058)	(25)	—	—	—	—	—	—	(25)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	62,326	62,326
Other Comprehensive Income:
Net unrealized holding loss on available-for-sale investments ($2,953 pretax)	—	—	—	—	—	—	(1,920)	—	(1,920)
Minimum pension liability adjustment ($1,630 pretax)	—	—	—	—	—	—	1,060	—	1,060

Total Comprehensive Income	—	—	—	—	—	—	(860)	62,326	61,466

Balance, December 31, 2003	60,125	301	6,221	(112,737)	227,282	(22)	(479)	36,419	150,764
Common stock issued in connection with stock plans	4,800	24	(415)	8,670	31,870	(6,313)	—	(5,799)	28,452
Income tax benefit realized upon exercise of stock options	—	—	—	—	27,287	—	—	—	27,287
Amortization of deferred compensation	—	—	—	—	—	6,047	—	—	6,047
Repurchase of common stock shares	—	—	3,386	(133,809)	—	—	—	—	(133,809)
Treasury shares not included in stock dividend	(2,971)	(15)	—	—	—	—	—	—	(15)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	122,737	122,737
Other Comprehensive Income:
Net unrealized holding gain on available-for-sale investments ($359 pretax)	—	—	—	—	—	—	234	—	234

Total Comprehensive Income	—	—	—	—	—	—	234	122,737	122,971

Balance, December 31, 2004	61,954	310	9,192	(237,876)	286,439	(288)	(245)	153,357	201,697

Common stock issued in connection with stock plans	2,106	11	(511)	15,068	25,185	(5,257)	—	(10,815)	24,192
Common stock issued in connection with conversion of debentures	6,890	34	—	—	62,966	—	—	—	63,000
Income tax benefit realized upon exercise of stock options	—	—	—	—	25,697	—	—	—	25,697
Amortization of deferred compensation	—	—	—	—	—	5,545	—	—	5,545
Repurchase of common stock shares	—	—	2,325	(154,382)	—	—	—	—	(154,382)
Treasury shares not included in stock dividend	(1,814)	(9)	—	—	—	—	—	—	(9)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	120,017	120,017
Other Comprehensive Income:
Net unrealized holding loss on available-for-sale investments ($2,315 pretax)	—	—	—	—	—	—	(1,505)	—	(1,505)

Total Comprehensive Income	—	—	—	—	—	—	(1,505)	120,017	118,512

Balance, December 31, 2005	69,136	$346	11,006	$(377,190)	$400,287	$—	$(1,750)	$262,559	$284,252

All applicable share and per share amounts, excluding treasury shares, reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective December 30, 2005. See Note 10 in the Notes to Consolidated Financial Statements for more information.

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$120,017	$122,737	$62,326
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Loss from discontinued operations	—	682	22,883
Depreciation	14,951	17,084	15,929
Stock based compensation expense	7,391	7,332	451
Provision for doubtful accounts	2,017	1,667	3,071
(Gain) loss on property and equipment dispositions	(2,110)	(136)	825
Valuation allowance on note receivable	—	15,000	—
Change In Operating Assets And Liabilities:
Military accounts receivable	25,171	21,937	(263)
Deferred tax asset	20,124	41,588	32,687
Other current assets	4,679	11,364	(22,191)
Other assets	1,671	(7,757)	(7,408)
Accrued payroll and taxes	(6,199)	11,095	2,367
Medical claims payable	16,530	15,386	4,166
Military health care payable	(17,061)	(59,544)	11,382
Other current liabilities	(19,466)	(36,149)	7,517
Unearned premium revenue	(1,696)	4,875	5,130
Other liabilities	813	(2,631)	9,023

Net Cash Provided By Operating Activities Of Continuing Operations	166,832	164,530	147,895

Cash Flows From Investing Activities:
Capital expenditures	(13,946)	(26,237)	(21,774)
Property and equipment dispositions	919	3,135	15,222
Purchase of available-for-sale investments, including restricted investments	(870,143)	(561,190)	(540,206)
Proceeds from sales/maturities of available-for-sale investments, including restricted investments	755,843	631,951	527,841
Purchase of other investments	(39,420)	(30,825)	—
Proceeds from sales/maturities of other investments	22,500	2,750	—

Net Cash (Used For) Provided By Investing Activities Of Continuing Operations	(144,247)	19,584	(18,917)

Cash Flows From Financing Activities:
Payments on debt and capital leases	(10,101)	(1,760)	(75,682)
Proceeds from other long-term debt	—	10,000	1,480
Purchase of treasury stock	(154,382)	(133,809)	(99,485)
Exercise of stock options in connection with stock plans	22,338	26,834	19,171
Proceeds from senior convertible debentures	—	—	115,000
Debt issue costs	—	—	(5,834)

Net Cash Used For Financing Activities Of Continuing Operations	(142,145)	(98,735)	(45,350)

Net Cash (Used For) Provided By Continuing Operations	(119,560)	85,379	83,628

Cash Flows Of Discontinued Operations (Revised - See Note 1)
Operating cash flows	—	(9,866)	(37,102)
Investing cash flows	—	13,586	42,641
Financing cash flows	—	—	(16,356)

Net Cash Provided By (Used For) Discontinued Operations	—	3,720	(10,817)

Net (Decrease) Increase In Cash And Cash Equivalents	(119,560)	89,099	72,811
Cash And Cash Equivalents At Beginning Of Year	207,619	118,520	45,709

Cash And Cash Equivalents At End Of Year	$88,059	$207,619	$118,520

 Supplemental statements of cash flows information is presented below:

Cash paid during the year for interest (net of amount capitalized)	$8,600	$3,025	$3,342
Cash paid during the year for income taxes	44,732	12,900	10,741
Non-Cash Investing And Financing Activities:
Senior convertible debentures converted into Sierra common stock	63,000	—	—
Assets and liabilities recorded in conjunction with the sale
of the workers' compensation operations	—	54,060	—
Stock issued for exercise of options and related tax benefits	25,697	27,287	12,596
Additions to capital leases	19	253	153

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1. BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. and its subsidiaries (collectively referred to as "Sierra" or the "Company"). Sierra is a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. Sierra's broad range of managed health care services are provided through its health maintenance organization ("HMO"), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered. In addition, the Company had a subsidiary that administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1. Health care services under the Company's TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, the Company entered a phase-out period at substantially reduced revenues. During 2005, the Company reached a negotiated settlement with the Department of Defense ("DoD") for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of the Company's military health care operations.

The Company's continuing operations include two reportable segments: managed care and corporate operations and military health services operations. The Company's prior third reportable segment, workers' compensation operations, was classified as a discontinued operation and was sold on March 31, 2004.

The Company had previously reported the Texas health care operations as discontinued. The remaining Texas health care operations are currently being run out and therefore do not currently meet the criteria for discontinued operations. As a result, the Company has reclassified the Texas health care operations to continuing operations for all periods presented.

On December 7, 2005, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend effective December 30, 2005. Consequently, all common stock shares and per share amounts, including the number of shares and average prices per share paid under the Company's share repurchase program reflect the retroactive effects of the two-for-one common stock split. Since the common stock dividend was issued on outstanding shares, the shares held as treasury stock were not adjusted to reflect the two-for-one split. See Note 10.

Discontinued Operations. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during the fourth quarter of 2002, the Company reclassified its workers' compensation insurance operations as discontinued operations. During the fourth quarter of 2003, the Company announced that it and its wholly-owned subsidiary, CII Financial Inc. ("CII"), entered into a Stock Purchase Agreement, which provides for the sale of all of the capital stock of California Indemnity Insurance Company ("Cal Indemnity"), a wholly-owned subsidiary of CII.

On March 31, 2004, the Company completed the sale of Cal Indemnity, which was CII's only significant asset. Cal Indemnity's subsidiaries, which were included in the sale, are Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

The results of operations from the discontinued operations have been reported net of tax as a separate component of income on the consolidated statements of operations. In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. See Note 12 for disclosure on and a description of the discontinued operations.

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

Medical Premiums. Membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra upon 60 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which members are entitled to receive services and are net of estimated retroactive adjustments of members and groups. Commercial member enrollment is represented principally by employer groups or individuals. HPN offers a prepaid health care program to Medicare and Medicaid recipients. Revenues associated with Medicare recipients were approximately $505.1 million, $455.0 million and $375.2 million in 2005, 2004 and 2003, respectively. Revenues associated with Medicaid recipients were approximately $98.0 million, $88.0 million and $64.1 million in 2005, 2004 and 2003, respectively. Premiums collected in advance of the period that coverage for services is provided are recorded as unearned premium revenue and can include payments under prepaid Medicare contracts with the Centers for Medicare and Medicaid Services ("CMS") and prepaid HPN commercial and SHL PPO premiums.

Military Contract Revenues. Revenue under the DoD TRICARE contract was recorded based on the contract price as agreed to by the federal government. The health care component of the TRICARE contract had a fixed bid price component (established when the contract was awarded based on the government's assumptions regarding enrollment and utilization), as well as a Bid Price Adjustment ("BPA") component. The BPA was used to adjust the fixed bid price health care component up or down over the course of the contract for changes in health care cost trends due to changes in enrollment and utilization patterns from the government's original assumed enrollment and utilization patterns. On a monthly basis, SMHS recorded the base bid health care revenue component as stated in the original bid and SMHS also recorded an estimate for the BPA using the latest government provided data. SMHS adjusted each BPA accrual as it was provided with new government data. After each BPA negotiation with the government was completed, SMHS recorded a final BPA adjustment for the ultimate negotiated amount.

While the BPA relates to the original contract and was an ongoing part of the contract, modifications to the original contract are referred to by the Company as change orders. The government negotiated both the cost and profit to be paid on each contract modification. As SMHS incurred costs under the government's direction to proceed with a modification to the contract, the government is contractually obligated to reimburse SMHS for all of its incremental, allowable costs incurred through the final negotiation date. The allowable costs were those costs determined in accordance with Federal Acquisition Regulation Part 31. Revenue was realizable and earned when SMHS started performing as was contractually required, even though the change order profit had not been fully negotiated. As costs were incurred, SMHS recorded an estimate of its revenue earned under the modification. The estimate recorded did not include profit until the profit was determined when it was negotiated and finalized with the government.

On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. Based on meeting certain criteria as defined in the phase-out contract, SMHS received $23.0 million during the phase-out. During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of the Company's military health care operations.

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

Medical Expenses. Health care expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs, which have been incurred at the balance sheet date but not yet reported to the Company. The Company uses a variety of standard actuarial projection methods to make these estimates and must use judgment in selecting development factors and assumed trends. In making projections, the Company considers medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, seasonality patterns and changes in membership. Assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in the Company having to provide new or extended benefits and changes in the Company's health care delivery system or costs. The Company believes that the recorded liability for medical claims payable at December 31, 2005 is reasonable and adequate to cover future health care claim payments. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year's operating results.

The Company contracts with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to enrollees. A provision for provider disputes is included in medical expenses and the medical claims payable balance and is based on a separate evaluation of each dispute. A liability is recorded for such loss contingencies when it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Capitated providers are at risk for a portion of the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses.

Military Contract Expenses. This expense consists primarily of costs to provide managed health care services to eligible beneficiaries in accordance with the Company's TRICARE contract. Under the contract, at August 31, 2004, SMHS provided health care services to approximately 710,000 dependents of active duty military personnel, military retirees under the age of 65 and dependents of military retirees through a network of approximately 50,000 health care providers and certain other subcontractor partnerships. Health care costs were recorded in the period when services are provided to eligible beneficiaries including estimates for provider costs, which have been incurred at the balance sheet date but not reported to the Company. Also included in military contract expenses were costs incurred to perform specific administrative services, such as health care appointment scheduling, enrollment, network management and health care advice line services and other administrative functions of the military health care subsidiary. These administrative services were performed for active duty personnel and dependents as well as retired military families. During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of the Company's military health care operations.

Cash and Cash Equivalents. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Investments. Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities and trust deed mortgage notes. All investments, other than trust deed mortgage notes, have been designated as available-for-sale and are stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. All non-restricted available-for-sale investments are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized.

Trust deed mortgage notes are stated at amortized cost and categorized as other investments. All other investments are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments, and are included in other assets. The Company does not believe any of its investments are other than temporarily impaired at December 31, 2005.

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

The Company is covered under medical reinsurance agreements that provide coverage between 70% and 90% of hospital and other costs in excess of $350,000 and $200,000 per case for our HMO and managed indemnity plans, respectively, and up to a maximum of $2.0 million per member per lifetime for both plans.

Certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract and SHL maintains reinsurance on certain of its insurance products. Reinsurance premiums of $1.8 million, $1.9 million and $2.2 million, net of reinsurance recoveries of $4.0 million, $3.1 million and $2.3 million, are included in medical expenses for 2005, 2004 and 2003, respectively.

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

Goodwill. The goodwill balance at December 31, 2005, was $14.8 million, all of which is part of the managed care and corporate operations segment. During 2005, 2004 and 2003, the Company's assessment of goodwill resulted in no impairment of goodwill.

Treasury Stock. Shares purchased and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost are credited to additional paid-in capital. Sale of treasury stock at amounts below their cost are charged to additional paid-in capital to the extent it includes gains from previous sales and the remainder to retained earnings. Sales of treasury shares in 2005 and 2004, at amounts below their cost of $10.8 million and $5.8 million, respectively were charged to retained earnings, as the Company did not previously have gains in additional paid-in capital. All issuance of treasury shares in 2005 and 2004 were in connection with the exercise of stock options.

Stock Option Plans. The Company has several plans, which are described more fully in Note 9. The Company accounts for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended. Accordingly, no compensation cost has been recognized for the Company's employee stock plans except for those expenses associated with the restricted stock units.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based compensation:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$120,017	$122,737	$62,326
Add: stock-based employee compensation expense for restricted stock and stock awards included in reported net income, net of tax	4,804	4,766	293
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(14,523)	(14,516)	(7,466)

Pro Forma Net Income	$110,298	$112,987	$55,153

Net income per share, as reported	$2.16	$2.30	$1.11
Pro forma net income per share	1.99	2.12	0.98

Net income per share assuming dilution, as reported	$1.81	$1.79	$0.89
Pro forma net income per share assuming dilution	1.66	1.65	0.79

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applied to all the years of previous option grants. The above numbers do not include the effect of options granted prior to 1995. See Note 9 for a discussion of the assumptions used in the option-pricing model and estimated fair value of employee stock options.

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

Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments and accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. These financial institutions are located in many different regions and Company policy is designed to limit exposure with any one institution. The Company's investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. Loan to value ratios for these investments are typically based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the value of the underlying assets decrease and default occurs, the Company may not recover the full amount of the loan or any interest due. The Company does not believe that there have been any decreases in the value of the underlying assets that would result in an impairment of any of its trust deed mortgage notes held at December 31, 2005.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company's customers are primarily located in the various states in which the Company is licensed and operates, although they are principally located in Nevada. In addition, at December 31, 2005, the Company had receivables outstanding from the federal government related to its TRICARE contract in the amount of $378,000. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated A- or better by Fitch Ratings (7th highest out of 24) and the A.M. Best Company (4th highest out of 16).

Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until January 1, 2006, for calendar year companies. The Company has adopted the prospective method of SFAS 123R in 2006. Based on grants currently outstanding, the Company expects the expensing of options will reduce its net income by approximately $2.5 to $3.0 million during 2006. In addition, the Company expects to record approximately $1.0 to $1.5 million in expenses related to its employee stock purchase plan as well as additional expense for other stock based compensation during the year.

Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management must exercise its judgment, taking into consideration the facts and circumstances in selecting assumptions and other factors, in calculating its estimates. On an on-going basis, management re-evaluates its assumptions and the methods of calculating its estimates. Estimates and assumptions include, but are not limited to, medical expenses and reserves, military revenue and expenses, reinsurance recoverables, legal reserves, fair values of investments, amounts receivable or payable under government contracts, deferred income taxes, goodwill, asset allowances, accrued liabilities, malpractice reserves and amounts collectable from notes receivable. Actual results may materially differ from estimates.

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

3. CASH AND INVESTMENTS

Trust deed mortgage notes are stated at amortized cost and categorized as other investments. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values at the balance sheet date. Gross realized gains on investments, from continuing operations, for 2005, 2004 and 2003 were $1.3 million, $601,000 and $905,000, respectively. Gross realized losses on investments, from continuing operations, for 2005, 2004 and 2003 were $242,000, $535,000 and $313,000, respectively.

The Company entered into a short sale of U.S. Treasury Bonds during the first quarter of 2005. The short sale did not meet the accounting definition of a hedge. The position was adjusted to fair value at March 31, 2005 and a gain of $500,000 was included in investment and other revenues for the period. Interest income on the short position and the gain/loss on the position is included in investment and other revenues and the interest expense on the short position is included in interest expense. During the second quarter of 2005, the position was covered and the Company recognized a loss of $1.8 million for the transaction.

The following table summarizes the Company's current, long-term and restricted investments at December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Available-For-Sale Investments:
Classified As Current:
U.S. government and its agencies	$70,847	$44	$1,384	$69,507
Municipal obligations	152,796	94	519	152,371
Mortgage backed securities	298	—	2	296
Corporate bonds	11,840	14	562	11,292

Total Debt Securities	235,781	152	2,467	233,466
Preferred stock	3,871	—	82	3,789

Total Current	239,652	152	2,549	237,255

Classified As Restricted:
U.S. government and its agencies	12,000	2	308	11,694
Municipal obligations	2,722	34	23	2,733
Other debt securities	3,825	—	—	3,825

Total Restricted	18,547	36	331	18,252

Total Available-For-Sale	$258,199	$188	$2,880	$255,507

Other Investments:
Classified As Current:
Trust deed mortgage notes	$43,995	$—	$—	$43,995
Classified As Long-Term:
Trust deed mortgage notes	1,000	—	—	1,000

Total Other Investments	$44,995	$—	$—	$44,995

The following table summarizes the Company's current, long-term and restricted investments at December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Available-For-Sale Investments:
Classified As Current:
U.S. government and its agencies	$33,949	$144	$189	$33,904
Municipal obligations	81,931	237	269	81,899
Mortgage backed securities	545	8	2	551
Corporate bonds	7,007	49	13	7,043
Other debt securities	156	—	—	156

Total Debt Securities	123,588	438	473	123,553
Preferred stock	1,593	25	171	1,447

Total Current	125,181	463	644	125,000

Classified As Restricted:
U.S. government and its agencies	11,653	4	178	11,479
Municipal obligations	2,160	21	—	2,181
Other debt securities	8,193	—	—	8,193

Total Restricted	22,006	25	178	21,853

Total Available-For-Sale	$147,187	$488	$822	$146,853

Other Investments:
Classified As Current:
Trust deed mortgage notes	$22,575	$—	$—	$22,575
Classified As Long-Term:
Trust deed mortgage notes	5,500	—	—	5,500

Total Other Investments	$28,075	$—	$—	$28,075

The following table shows the fair value and unrealized losses, aggregated by investment category and length of time, that individual securities have been in a continuous unrealized loss position at December 31, 2005:

	Less Than 12 Months		12 Months Or More		Total
Description Of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and its agencies	$51,167	$(1,064)	$21,613	$(628)	$72,780	$(1,692)
Municipal obligations	115,562	(374)	11,752	(293)	127,314	(667)
Mortgage backed securities	296	(2)	—	—	296	(2)
Corporate bonds	6,285	(551)	551	(11)	6,836	(562)

Total Debt Securities	173,310	(1,991)	33,916	(932)	207,226	(2,923)
Preferred stock	3,627	(8)	160	(74)	3,787	(82)

Total Temporarily Impaired Securities	$176,937	$(1,999)	$34,076	$(1,006)	$211,013	$(3,005)

The unrealized losses in the Company's investments in U.S. government and its agencies, municipal obligations, mortgage backed securities and corporate bonds is due to interest rate increases. It is expected that the securities would not be realized at a price less than the amortized cost of the Company's investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the investments were not considered to be other than temporarily impaired at December 31, 2005.

The unrealized losses in the Company's investments in preferred stock of $82,000 is not considered to be other than temporary at December 31, 2005 due to the duration of the impairment, overall market volatility and the Company's ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value.

The contractual maturities of available-for-sale debt securities at December 31, 2005 are shown below:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$127,416	$127,150
Due after one year through five years	69,469	68,262
Due after five years through ten years	23,812	23,154
Due after ten years through fifteen years	4,944	4,935
Due after fifteen years	28,687	28,217

Total	$254,328	$251,718

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

Of the cash and cash equivalents and current investments that total $369.3 million in the accompanying Consolidated Balance Sheet at December 31, 2005, $281.6 million is held by the Company's regulated subsidiaries and is only available for use by them. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements or by dividends, which are generally limited based on an entity's level of statutory net income and statutory capital and surplus. The remainder is available to Sierra on an unrestricted basis.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:

	2005	2004
	(In thousands)
Land	$15,010	$14,893
Buildings and improvements	28,079	26,833
Furniture, fixtures and equipment	39,964	44,216
Data processing equipment and software	98,910	98,162
Software in development and construction in progress	518	368
Less: accumulated depreciation	(111,124)	(113,320)

Property And Equipment, Net	$71,357	$71,152

The following is an analysis of property and equipment under capital lease by classification at December 31:

	2005	2004
	(In thousands)
Buildings and improvements	$278	$278
Vehicles	428	391
Less: accumulated depreciation	(355)	(257)

Property And Equipment, Net	$351	$412

Depreciation expense including capital leases from continuing operations in 2005, 2004 and 2003 was $15.0 million, $17.1 million and $15.9 million, respectively.

5. INCOME TAXES

A summary of the provision for income taxes for continuing operations for the years ended December 31, is as follows:

	2005	2004	2003
	(In thousands)
Provision (Benefit) For Income Taxes:
Current	$69,466	$52,035	$2,768
Deferred	(7,758)	18,210	43,500

Total	$61,708	$70,245	$46,268

The following reconciles the difference between the reported and statutory provision for income taxes, from continuing operations, for the years ended December 31:

	2005	2004	2003
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	—	1	—
Tax preferred investments	(1)	(1)	(1)
Change in valuation allowance	—	1	—
Compensation and benefit plans	1	—	—
Intangibles	(1)	—	—
Other	—	—	1

Effective Rate	34%	36%	35%

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

The tax effects of significant items comprising the net deferred tax assets of the Company's continuing operations are as follows at December 31:

	2005	2004
	(In thousands)
Deferred Tax Assets:
Medical claims payable	$8,106	$7,588
Accruals not currently deductible	8,501	1,292
Compensation accruals	18,332	15,997
Bad debt allowances	911	1,007
Loss carryforwards and credits	15,194	19,681
Other	1,253	347

Total	52,297	45,912

Deferred Tax Liabilities:
Depreciation and amortization	1,368	4,688
Other	604	517

Total	1,972	5,205

Net Deferred Tax Asset Before Valuation Allowance	50,325	40,707
Less: Valuation Allowance	15,082	15,082

Net Deferred Tax Asset	$35,243	$25,625

Included in loss carryforwards and credits is the unrealized capital loss on the sale of Cal Indemnity of $43.1 million. There is no tax benefit for the capital loss due to the nature of the contingent note receivable associated with the sale of Cal Indemnity. This loss will not be realized for tax purposes until December 31, 2009. The Company cannot be assured that it can generate sufficient capital gains during the applicable carry-over periods to recognize the tax benefit of this capital loss. Accordingly, the Company has a full valuation allowance at December 31, 2005.

Current income tax receivables total $5.1 million at December 31, 2005, and $2.3 million at December 31, 2004 and are included in prepaid expenses and other current assets. Current income tax payables total $5.4 million at December 31, 2005, and $4.1 million at December 31, 2004 and are included in accrued and other current liabilities.

6. MEDICAL CLAIMS PAYABLE

The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Medical claims payable, beginning of the period	$119,337	$103,951	$99,785
Add: Components Of Incurred Medical Expenses
Current period medical claims	1,034,089	889,921	776,857
Changes in prior periods' estimates	(13,335)	(12,147)	(15,794)

Total Incurred Medical Expenses	1,020,754	877,774	761,063

Less: Medical Claims Paid
Current period	912,806	780,934	683,597
Prior period	91,418	81,454	73,300

Total Claims Paid	1,004,224	862,388	756,897

Medical Claims Payable, End Of Period	$135,867	$119,337	$103,951

Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred. This favorable development has primarily been a result of claims being settled for amounts less than originally estimated.

7. MILITARY HEALTH CARE PAYABLE

The following table reconciles the beginning and ending balances of military health care payable:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Military health care payable, beginning of the period	$17,061	$76,605	$65,223
Add: Components Of Incurred Medical Expenses
Current period medical claims	—	220,710	318,833
Changes In Prior Periods' Estimates:
Earnings related charges	(4,539)	(14,118)	(3,235)
Non-earnings related charges	853	(6,462)	(10,777)

Total Incurred Medical Expenses	(3,686)	200,130	304,821

Less: Military Contract Claims Paid
Current period	—	201,950	244,644
Prior period	13,375	57,724	48,795

Total Military Contract Claims Paid	13,375	259,674	293,439

Military Health Care Payable, End Of Period	$—	$17,061	$76,605

The military contract expenses presented in the Consolidated Statements of Operations include the total incurred medical expenses presented above and the general and administrative expenses for SMHS. SMHS' general and administrative expenses under the military contract totaled $6.1 million, $117.6 million and $147.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred. This favorable development has primarily been a result of claims being settled for amounts less than originally estimated. At December 31, 2005, there is no remaining liability for the military health care payable as a result of a negotiated settlement with the DoD during 2005.

8. LONG-TERM DEBT

Debt at December 31, consists of the following:

	2005	2004
	(In thousands)
2¼% Senior convertible debentures	$52,000	$115,000
Revolving credit facility	—	10,000
Capital leases	413	495

Total	52,413	125,495
Less current portion	(106)	(100)

Long-Term Debt	$52,307	$125,395

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures are not guaranteed by any of Sierra's subsidiaries. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of the Company's common stock prior to March 15, 2023 if: (i) the market price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003, and for each subsequent period, the market price of the Company's common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

During the second and third quarters of 2005, the Company received offers and entered into privately negotiated transactions with debenture holders ("holders") pursuant to which the holders converted the debentures they owned into Sierra common stock in accordance with the indenture governing the debentures. During the second quarter, Sierra entered into three separate transactions converting a total of $34.0 million in debentures for approximately 3.7 million shares of common stock. During the third quarter, Sierra entered into two separate transactions converting a total of $29.0 million in debentures for approximately 3.2 million shares of common stock. As a result of these transactions, the Company paid approximately $1.5 million in prepaid interest as an incentive for conversion and wrote-off approximately $1.2 million in deferred debenture-related costs for a total expense of approximately $2.7 million.

Revolving Credit Facility - On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005, the Company elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate an any funds drawn on the facility is LIBOR plus 0.75%. The Company incurs a facility fee on the unused portion of the facility of 0.25% and pays an annual facility fee of $75,000. The facility is available for general corporate purposes and at December 31, 2005, the Company did not have an outstanding balance on this facility.

The credit facility remains secured by guarantees by certain of the Company's subsidiaries and a first priority security interest in (i) all of the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. ("CII") and certain other exclusions.

The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the latest amendment dated October 19, 2004, based on the Company exceeding a certain leverage ratio requirement, the Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still maintain the required ratios after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

Other. The Company has obligations under capital leases with effective interest rates from 3.2% to 12.2%.

Scheduled maturities of the Company's long-term debt and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2005, are as follows:

	Long-Term Debt	Obligations Under Capital Leases
	(In thousands)
Years Ending December 31,
2006	$—	$139
2007	—	134
2008	—	93
2009	—	58
2010	—	32
Thereafter	52,000	61

Total	$52,000	517

Less: amounts representing interest		(104)

Present Value Of Minimum Lease Payments		$413

The fair value of long-term debt, including the current portion, is estimated to be approximately $52.5 million based on the borrowing rates currently available to the Company.

9. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. The Company has a defined contribution pension and 401(k) plan (the "Plan") for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company matches 50%-100% of an employee's elective deferral up to a maximum of 6% of a participant's annual compensation, subject to IRS limits. The Plan does not require additional Company contributions. Expense under the plan totaled $4.9 million, $5.1 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental Retirement Plans. The Company has Supplemental Retirement Plans (the "SRPs") for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of a portion of their salary and bonuses received from the Company. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon a participant's death, disability, retirement, termination of employment or certain other circumstances including financial hardship. The Company had a liability of $18.4 million and $16.5 million for the SRPs at December 31, 2005 and 2004, respectively. While the SRPs are unfunded plans, the Company is informally funding the plans through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $17.3 million and $15.3 million at December 31, 2005 and 2004, respectively.

Executive Split Dollar Life Insurance Plan. The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract. No premiums have been paid under these policies since July 2002.

Supplemental Executive Retirement Plan ("SERP"). The Company has a defined benefit retirement plan covering certain key employees. The Company is informally funding the benefits through the purchase of life insurance policies. Certain participant benefits are based on, among other things, the employee's average earnings of the three highest years over the five-year period prior to retirement or termination, and length of service. Other participant benefits are defined by the plan and based on length of service. Any benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. The Company expects to contribute $932,000 to the plan in 2006 to fund expected benefit payments for 2006. The annual plan measurement date is December 31.

A reconciliation of ending year SERP balances is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Change In Benefit Obligation
Benefit obligation at beginning of year	$23,097	$29,896	$23,461
Service cost	377	425	374
Interest cost	1,283	1,674	1,547
Actuarial loss (gain)	4,998	(8,114)	5,298
Benefits paid	(1,060)	(784)	(784)

Benefit Obligation At End Of Year	$28,695	$23,097	$29,896

Change In Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	1,060	784	784
Benefits paid	(1,060)	(784)	(784)

Fair Values Of Plan Assets At End Of Year	$—	$—	$—

Funded status	$(28,695)	$(23,097)	$(29,896)
Unrecognized prior service cost	5,725	6,936	8,145
Unrecognized net actuarial loss	4,660	(338)	8,212

Accrued Net Benefit Cost	(18,310)	(16,499)	(13,539)

Unfunded accumulated benefit obligation	(22,936)	(17,581)	(21,146)

Additional Minimum Liability	(4,626)	(1,082)	(7,607)

Intangible asset	4,626	1,082	7,607

Benefit Liability	$(22,936)	$(17,581)	$(21,146)

Discount rate	5.75%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%

Components Of Net Periodic Benefit Cost:
Service cost	$377	$425	$374
Interest cost	1,283	1,674	1,547
Amortization of prior service credits	1,211	1,211	1,210
Recognized actuarial loss	—	435	131

Net Periodic Benefit Cost	$2,871	$3,745	$3,262

While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $20.4 million, $19.7 million and $14.7 million at December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, expected future benefit payments related to the Company's defined benefit plans were as follows:

(In thousands)
2006	$932
2007	932
2008	2,154
2009	2,244
2010	2,451
2011 through 2042	63,079

Total	$71,792

Stock Option Plans. The Company has several plans that provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of options, stock and other stock-based awards. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee. The exercise prices of options equal the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 100% per year. Options expire from five to ten years from the date of grant.

The following table reflects the activity of the stock option plans:

	Number Of Shares	Options Exercisable	Option Price			Weighted Average Price
		(Number of shares in thousands)
Outstanding January 1, 2003	11,704	3,732	$1.56	—	12.35	$3.78

Granted	3,206		6.11	—	11.98	7.24
Exercised	(3,836)		1.63	—	12.25	3.46
Canceled	(356)		1.88	—	12.35	6.83

Outstanding December 31, 2003	10,718	2,768	1.56	—	11.98	4.83

Granted	270		13.87	—	20.36	17.47
Exercised	(4,668)		1.56	—	20.36	4.14
Canceled	(1,110)		1.63	—	20.36	6.68

Outstanding December 31, 2004	5,210	1,384	1.56	—	20.36	5.71

Granted	527		26.92	—	38.62	32.15
Exercised	(2,481)		1.56	—	20.36	4.96
Canceled	(412)		1.63	—	38.62	6.80

Outstanding December 31, 2005	2,844	1,060	1.56	—	38.62	11.09

Available For Grant At December 31, 2005	4,386

The following table summarizes information about stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable

			Number Of	Weighted Average	Weighted	Number Of	Weighted
Range Of			Options	Contractual Life	Average	Options	Average
Exercise Price			(In Thousands)	Remaining (In Years)	Exercise Price	(In Thousands)	Exercise Price

$1.56	–	3.59	287	5	$2.17	240	$2.15
4.07	–	5.83	749	7	5.22	357	5.38
6.11	–	7.10	973	7	6.34	172	6.39
11.63	–	38.62	835	6	24.96	291	26.90

1.56	–	38.62	2,844	7	11.09	1,060	10.73

Employee Stock Purchase Plans. The Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. During 2005, 271,000 and 219,000 shares were purchased at prices of $18.53 and $22.82 per share, respectively. At December 31, 2005, the Company had 977,000 shares reserved for purchase under the Purchase Plan of which 158,000 shares were purchased by employees at $30.67 per share in January 2006.

Accounting for Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock-based compensation plans. The fair value pro forma presentation in Note 2 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0% for all years; expected volatility of 45%, 74% and 73%; risk-free interest rates of 3.94%, 3.48% and 2.93%; and expected lives of 3.4, 4.6 and 5.3 years. The weighted average fair value of options granted in 2005, 2004 and 2003 was $30.21, $24.04 and $10.94, respectively.

The fair value of each offering of the Purchase Plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of 0% for all years; expected volatility of 21%, 41% and 64%; risk-free interest rates of 2.95%, 1.32% and 0.93%; and expected lives of six months for all years.

10. STOCKHOLDERS' EQUITY

Stock Split - On December 6, 2005, the Company's Board of Directors approved a two-for-one split of shares of its common stock, which was effected in the form of a 100 percent common stock dividend. All shareholders of record on December 16, 2005, received one additional share of Sierra common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on December 30, 2005. Since the common stock dividend was issued on outstanding shares, the shares held as treasury stock were not adjusted to reflect the two-for-one split.

Share Repurchase Program - From January 1, 2005 through December 31, 2005, the Company purchased 4.7 million shares of its common stock, in the open market or negotiated transactions, for $154.4 million at an average cost per share of $33.20. Since the repurchase program began in early 2003 and through December 31, 2005, the Company had purchased, in the open market or through negotiated transactions, 22.1 million shares for $387.7 million at an average cost per share of $17.56. On August 11, 2005, the Company's Board of Directors authorized the Company to purchase an additional $75.0 million worth of its common stock. At December 31, 2005, $42.1 million was still available under the Board of Directors' authorized plan.

Included in the repurchases for the first quarter of 2004 are 1,000,000 shares the Company purchased from its Chief Executive Officer ("CEO"), at $16.00 per share, for a total of $16.0 million. The closing price of the Company's common stock on the date of the transaction, February 11, 2004, was $16.18. Included in the repurchases for the second quarter of 2004 are 1,000,000 shares the Company purchased from its CEO, at $21.60 per share, for a total of $21.6 million. The closing price of the Company's common stock on the date of the transaction, May 27, 2004, was $21.63. The independent directors of the Company's Board of Directors approved both of the purchases.

The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. The Company has repurchased 316,000 shares for $12.4 million at an average cost of $39.11 subsequent to December 31, 2005 through February 10, 2006. On February 16, 2006, the Company's Board of Directors authorized an additional $75.0 million in share repurchases. The repurchase programs have no stated expiration date, and commence after the previously authorized share repurchases are completed.

Restricted Stock Units - The Company has issued units of restricted stock ("Units") to certain executives. Each Unit represents a nontransferable right to receive one share of Sierra common stock and there is no cost by the recipient to exercise the Units. The Units are included in total outstanding common shares. In the calculation of earnings per share, the unvested Units are not included in the common shares outstanding but are included in the calculation of common shares outstanding assuming dilution. The transactions are recorded by including the value of the Units as common stock and additional paid-in capital offset by a contra-equity account, deferred compensation. Compensation expense is recognized over the vesting period.

The Company issued 488,000 non-performance based Units during 2001. The first half of the Units vested in 2003 with the remainder vesting in 2004. The value of the transaction was based on the number of Units issued and the Company stock price on the date of issuance, which was $2.87. Total expense associated with the plan was $22,000 and $451,000 for 2004 and 2003, respectively.

The Company issued 250,000 performance-based Units in 2004. The first third of the Units vested in 2004 with the remainder vesting in January 2005. The value of the transaction is based on the number of Units issued and the Company stock price on the date the performance criteria is met. The stock price on the date the first performance criteria was met was $20.65. For the Units vesting in 2005, the price used to value the Units was $26.69. Total expense associated with the plan was $6.0 million for 2004 and $100,000 for 2005.

The Company issued 156,000 performance-based Units in 2005. The value of the transaction is based on the number of Units issued and the Company stock price on the date the performance criteria is met. The stock price on the date the first performance criteria was met was $35.73. The stock price on the date the second performance criteria was met was $38.41. Total expense recognized during 2005 for the Units was $6.2 million.

11. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share ("EPS"):

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Basic Income (Loss) Per Share:
Income from continuing operations	$120,017	$123,419	$85,209
Loss from discontinued operations	—	(682)	(22,883)

Net Income	$120,017	$122,737	$62,326

Weighted average common shares outstanding	55,556	53,262	56,106

Earnings Per Common Share:
Income from continuing operations	$2.16	$2.32	$1.52
Loss from discontinued operations	—	(0.02)	(0.41)

Net Income	$2.16	$2.30	$1.11

Diluted Income (Loss) Per Share:
Income from continuing operations	$120,017	$123,419	$85,209
Loss from discontinued operations	—	(682)	(22,883)

Net Income	120,017	122,737	62,326
Interest expense on Sierra debentures, net of tax	1,256	1,682	1,390

Income For Purposes Of Computing Diluted Net Income Per Share	$121,273	$124,419	$63,716

Weighted average common shares outstanding	55,556	53,262	56,106
Dilutive options and restricted shares outstanding	2,266	3,806	4,735
Dilutive impact of conversion of Sierra debentures	9,327	12,575	10,424

Weighted Average Common Shares Outstanding Assuming Dilution	67,149	69,643	71,265

Earnings Per Common Share Assuming Dilution:
Income from continuing operations	$1.81	$1.80	$1.21
Loss from discontinued operations	—	(0.01)	(0.32)

Net Income	$1.81	$1.79	$0.89

Stock options to purchase 638,000 shares in 2003 were not dilutive and, therefore, were not included in the computations of diluted earnings per share.

12. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

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

The Company received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment is a timing difference and is expected to be repaid to the Company over the next few years. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15.0 million in positive loss reserve development and $0.50 per dollar on any favorable development in excess of $15.0 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58.0 million in adverse loss development.

During the fourth quarter of 2004, the Company engaged a new independent actuary to evaluate the loss development. Based on the independent actuarial projections, the Company recorded a $15.0 million valuation allowance as of December 31, 2004. The Company was required to engage a new actuary to avoid a potential conflict of interest with its former actuary, who was still engaged by Cal Indemnity, and the impact such a potential conflict would have on internal controls.

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

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers' compensation managed care services at market rates to Cal Indemnity. The Company recorded $2.7 million and $12.1 million in administrative services revenue and $2.5 million and $21.7 million in operating expenses to provide the contractual administrative services for 2005 and 2004, respectively.

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

The following are condensed statements of operations of the discontinued operations of CII:

	2004	2003
	(In thousands)
Operating Revenues:
Specialty product revenues	$19,015	$123,001
Investment and other revenues	1,290	9,301

Total Revenues	20,305	132,302

Operating Expenses:
Specialty product expenses	21,917	145,824
Asset impairment	—	15,610
Interest expense and other, net	(91)	(968)

Total Expenses	21,826	160,466

Loss From Discontinued Operations Before Income Tax	(1,521)	(28,164)
Income Tax Benefit	839	5,281

Net Loss From Discontinued Operations	$(682)	$(22,883)

The activity for 2004 is through the disposal date, March 31, 2004. All activity subsequent to March 31, 2004 is reflected in continuing operations. Specialty product revenues presented above were for the workers' compensation insurance operations and consisted of net earned premiums. Specialty product expenses consisted of loss and loss adjustment expenses incurred and general and administrative expenses.

13. COMMITMENTS AND CONTINGENCIES

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

Years Ended December 31,	(In thousands)
2006	$18,081
2007	17,475
2008	17,091
2009	16,801
2010	16,588
Thereafter	80,523

Total	$166,559

Rent expense totaled $19.8 million, $23.3 million and $20.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation and Legal Matters. Although the Company has not been sued, Sierra was identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business. The Company has not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated for pre-trial discovery some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated.

Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. In February 2005, the district court determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. ("PacifiCare"), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. A March 14, 2006 hearing is scheduled on the summary judgment motions filed by United Healthcare, Inc. and Coventry Health Care, Inc., which raise many of the same issues raised by PacifiCare's summary judgment motion. Defendants Aetna Inc., Cigna Corporation, The Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. Trial for the remaining defendants is currently scheduled for September 18, 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all existing litigation and legal matters, the Company has accrued amounts it believes to be appropriate, based on information presently available, for claims that are considered probable and the amount of loss can be reasonably estimated. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable but the ultimate resolution of these pending legal proceedings should not have a material adverse effect on the Company's financial condition.

14. RELATED PARTY TRANSACTIONS

The Company has a minority interest in a health care facility in Las Vegas, which is accounted for under the equity method. The Company made an initial capital contribution of $1.1 million and has subsequently increased the carrying amount of its investment by $3.1 million to reflect its share of the undistributed income of the health care facility. The Company made capitated payments of $30.4 million, $28.4 million and $26.7 million to the health care facility for services performed in the ordinary course of business during 2005, 2004 and 2003, respectively.

On February 11, 2004, the Company purchased 1,000,000 shares at $16.00 per share from its CEO for a total of $16.0 million. The closing price of the Company's common stock on February 11, 2004, was $16.18. On May 27, 2004, the Company purchased an additional 1,000,000 shares at $21.60 per share from its CEO for a total of $21.6 million. The closing price of the Company's common stock on May 27, 2004, was $21.63. The independent directors of the Company's Board of Directors approved both of the purchases.

The Company incurred legal fees of $212,000, $7,000 and $25,000 in the years ended December 31, 2005, 2004 and 2003, respectively, with a Nevada law firm of which a non-employee Board of Director member is a shareholder. These legal fees increased in 2005 because a law firm that the Company had previously engaged merged with the law firm of the non-employee Board of Director member in late 2004.

15. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through our HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services operations ("SMHS") segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company did not dispose of the operations before the phase-out was complete. The Company believes the remaining SMHS liabilities are adequate and that no revisions to the estimates at December 31, 2005 are necessary at this time.

During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 38%, 53% and 57% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2005, 2004 and 2003, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Year Ended December 31, 2005
Medical premiums	$1,291,296	$—	$1,291,296
Military contract revenues	—	16,326	16,326
Professional fees	43,186	—	43,186
Investment and other revenues	33,698	530	34,228

Total Revenue	$1,368,180	$16,856	$1,385,036

Segment operating profit	$174,953	$14,464	$189,417
Interest expense	(8,779)	(12)	(8,791)
Other income (expense), net	1,407	(308)	1,099

Income Before Income Taxes	$167,581	$14,144	$181,725

Segment assets	$667,618	$1,228	$668,846
Capital expenditures	(13,946)	—	(13,946)
Depreciation	14,735	216	14,951

Year Ended December 31, 2004
Medical premiums	$1,131,185	$—	$1,131,185
Military contract revenues	—	372,608	372,608
Professional fees	35,115	—	35,115
Investment and other revenues	35,144	1,502	36,646

Total Revenue	$1,201,444	$374,110	$1,575,554

Segment operating profit	$141,906	$56,411	$198,317
Interest expense	(4,624)	(60)	(4,684)
Other income (expense), net	136	(105)	31

Income Before Income Taxes	$137,418	$56,246	$193,664

Segment assets	$630,090	$59,690	$689,780
Capital expenditures	(26,214)	(23)	(26,237)
Depreciation	15,904	1,180	17,084

Year Ended December 31, 2003
Medical premiums	$962,176	$—	$962,176
Military contract revenues	—	465,313	465,313
Professional fees	37,367	—	37,367
Investment and other revenues	18,409	2,031	20,440

Total Revenue	$1,017,952	$467,344	$1,485,296

Segment operating profit	$119,002	$14,790	$133,792
Interest expense	(5,217)	(274)	(5,491)
Other income (expense), net	2,768	408	3,176

Income Before Income Taxes	$116,553	$14,924	$131,477

Segment assets	$428,905	$175,670	$604,575
Capital expenditures	(19,768)	(2,006)	(21,774)
Depreciation	14,234	1,695	15,929

 16. UNAUDITED QUARTERLY INFORMATION

Quarter Ended 2005:	March 31	June 30	September 30	December 31
		(In thousands, except per share data)
Operating revenues	$335,859	$348,027	$347,443	$353,707
Operating income	45,324	56,370	44,509	43,214
Net income	29,405	33,836	28,442	28,334

Basic Earnings Per Share:
Net income	$0.55	$0.62	$0.50	$0.49

Diluted Earnings Per Share:
Net income	$0.44	$0.51	$0.43	$0.44

Quarter Ended 2004:

Operating revenues	$408,226	$441,289	$393,290	$332,749
Operating income from continuing operations	42,507	61,167	48,735	45,908

Income from continuing operations	26,511	38,221	30,727	27,960
Loss from discontinued operations	(682)	—	—	—

Net income	$25,829	$38,221	$30,727	$27,960

Basic Earnings Per Share:
Income from continuing operations	$0.49	$0.71	$0.58	$0.53
Loss from discontinued operations	(0.01)	—	—	—

Net income	$0.48	$0.71	$0.58	$0.53

Diluted Earnings Per Share:
Income from continuing operations	$0.38	$0.55	$0.45	$0.41
Loss from discontinued operations	(0.01)	—	—	—

Net income	$0.37	$0.55	$0.45	$0.41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Change in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.
Las Vegas, Nevada

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sierra Health Services, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 17, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 17, 2006

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in Sierra's Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Executive Officers" in Sierra's Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Sierra's Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in Sierra's Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption "Principal Accounting Fees and Services" in Sierra's Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Index to Financial Statements and Schedule on page 51.
(a)(2)	Financial Statement Schedules:

Schedule I	Condensed Financial Information of Registrant	S-1
Schedule II	Valuation and Qualifying Accounts	S-5

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

(3.3)	Certificate of Change pursuant to NRS 78.209 incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on December 9, 2005, File No. 001-08865.
(3.4)

Amended and Restated Bylaws of the Registrant, as amended through March 21, 2002, incorporated by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(3.5)

Amendment No. 8 to the Amended and Restated Bylaws of Sierra Health Services, Inc., incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on December 9, 2005, File No. 001-08865.

(4.1)	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(10.1)	Form of Contract With Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2005 to December 31, 2005.
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

(10.5)

Fourth Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Calyon New York Branch (formerly known as Credit Lyonnais New York Branch) and U.S. Bank National Association as Syndication Agents, Banc of America Securities LLC, Calyon New York Branch and U.S. Bank National Association as Joint Book Managers and Banc of America Securities LLC as Sole Lead Arranger, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K on October 19, 2004, File No. 001-08865.

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

(14)	Sierra Health Services, Inc. Management Incentive Compensation Plan for the year ended December 31, 2005.
(15)

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

(17)

Form of Sierra Health Services, Inc. 1995 Long-Term Incentive Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(18)

Form of Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(19)

Form of Sierra Health Services, Inc. 1995 Long-Term Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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
      (Sierra Military Health Services, LLP, Texas Health Choice, L.C.)
Sierra Health-Care Options, Inc.
Sierra Home Medical Products, Inc.
Sierra Medical Management, Inc. and Subsidiaries
Sierra Nevada Administrators, Inc.
Southwest Medical Associates, Inc.
Southwest Realty, Inc.

Jurisdiction of Incorporation Nevada California Nevada Nevada Nevada Nevada California Nevada Nevada Nevada Nevada Nevada Nevada Nevada
(23.1)	Consent of Deloitte & Touche LLP
(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated February 17, 2006.
(32.2)	Certification pursuant to 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated February 17, 2006.
All other Exhibits are omitted because they are not applicable.
(d)	Financial Statement Schedules
The Exhibits set forth in Item 15 (a)(2) are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. By: /s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.

Date: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	February 17, 2006
/s/ Paul H. Palmer Paul H. Palmer	Senior Vice President of Finance, Chief Financial Officer, and Treasurer (Chief Accounting Officer)	February 17, 2006
/s/ Erin E. MacDonald Erin E. MacDonald	Director	February 17, 2006
/s/ Charles L. Ruthe Charles L. Ruthe	Director	February 17, 2006
/s/ William J. Raggio William J. Raggio	Director	February 17, 2006
/s/ Thomas Y. Hartley Thomas Y. Hartley	Director	February 17, 2006
/s/ Albert L. Greene Albert L. Greene	Director	February 17, 2006
/s/ Michael E. Luce Michael E. Luce	Director	February 17, 2006
/s/ Anthony L. Watson Anthony L. Watson	Director	February 17, 2006

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS - Parent Company Only

	December 31,
	2005	2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$29,302	$47,889
Short-term investments	47,532	22,744
Current portion of deferred tax asset	4,713	2,153
Prepaid expenses and other current assets	26,451	27,748

Total Current Assets	107,998	100,534

Property and equipment, net	25,425	28,886
Restricted cash and investments	613	—
Equity in net assets of subsidiaries	199,770	189,018
Notes receivable from subsidiaries	8,880	9,014
Goodwill	2,154	2,154
Deferred tax asset	13,932	19,660
Other assets	54,223	58,739

Total Assets	$412,995	$408,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$19,669	$30,249
Current portion of long-term debt	29	26

Total Current Liabilities	19,698	30,275

Long-term debt (less current portion)	52,086	125,099
Other liabilities	56,959	50,934

Total Liabilities	128,743	206,308

Commitments and contingencies

Stockholders' Equity:
Common stock	346	310
Treasury stock	(377,190)	(237,876)
Additional paid-in capital	400,287	286,439
Deferred compensation	—	(288)
Accumulated other comprehensive loss	(1,750)	(245)
Retained earnings	262,559	153,357

Total Stockholders' Equity	284,252	201,697

Total Liabilities And Stockholders' Equity	$412,995	$408,005

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF OPERATIONS - Parent Company Only

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues:
Management fees	$147,698	$142,178	$123,669
Subsidiary dividends	55,307	52,250	11,000
Investment and other income	10,026	6,934	3,179

Total Revenues	213,031	201,362	137,848

Expenses:
Depreciation	6,798	9,161	9,052
Other	44,780	53,113	37,923
Interest expense and other, net	6,166	1,164	2,682

Total Expenses	57,744	63,438	49,657

Income Before Income Taxes	155,287	137,924	88,191
Provision for income taxes	(34,488)	(22,363)	(26,543)

Income Of Parent Company	120,799	115,561	61,648
Equity in undistributed income of subsidiaries from continuing operations	(782)	7,858	23,561

Income From Continuing Operations	120,017	123,419	85,209
Loss from discontinued operations	—	(682)	(22,883)

Net Income	$120,017	$122,737	$62,326

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Income from continuing operations	$120,017	$123,419	$85,209
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	6,798	9,161	9,052
Stock based compensation expense	7,391	7,332	451
(Gain) loss on property and equipment dispositions	(2,272)	(89)	190
Equity in undistributed income of subsidiaries from continuing operations	(782)	7,858	23,561
Change in assets and liabilities	(46,142)	(17,281)	(94,299)

Net Cash Provided By Operating Activities	85,010	130,400	24,164

Cash Flows From Investing Activities:
Capital expenditures	(2,034)	(9,495)	(6,486)
Property and equipment dispositions	988	1,750	2,599
(Increase) decrease in investments	(15,785)	(32,501)	727
Dividends from subsidiaries	55,307	52,250	11,000

Net Cash Provided By Investing Activities	38,476	12,004	7,840

Cash Flows From Financing Activities:
Payments on debt and capital leases	(10,029)	(55)	(60,092)
Proceeds from other long-term debt	—	10,000	—
Purchase of treasury stock	(154,382)	(133,809)	(99,485)
Exercise of stock in connection with stock plans	22,338	26,834	19,171
Proceeds from senior convertible debentures	—	—	115,000
Debt issue costs	—	—	(5,834)

Net Cash Used For Financing Activities	(142,073)	(97,030)	(31,240)

Net (Decrease) Increase In Cash And Cash Equivalents	(18,587)	45,374	764
Cash And Cash Equivalents At Beginning Of Year	47,889	2,515	1,751

Cash And Cash Equivalents At End Of Year	$29,302	$47,889	$2,515

Supplemental Condensed Statements Of Cash Flows Information:
Cash paid during the year for interest (net of amount capitalized)	$8,557	$2,979	$3,254
Cash paid during the year for income taxes	44,924	12,620	10,324

Non-Cash Investing And Financing Activities:
Senior convertible debentures converted into Sierra common stock	63,000	—	—
Stock issued for exercise of options and related tax benefits	25,697	27,287	12,596
Additions to capital leases	19	120	17

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED INFORMATION OF REGISTRANT
For the Years Ended December 31, 2005 and 2004

1.    LONG-TERM DEBT

Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

December 31,	(In thousands)
2006	$29
2007	32
2008	32
2009	21
2010	1
Thereafter	52,000

Total	$52,115

2.    OTHER

Management Fees. Sierra Health Services, Inc., receives monthly management fees from certain wholly-owned subsidiaries for services performed. The majority of the fees are from Health Plan of Nevada, Inc. under an administrative services agreement that has been approved by the Nevada Division of Insurance. The fees have been recorded as revenue in the Condensed Financial Information of Registrant for the three years ended December 31, 2005.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Note Receivable Valuation Allowance
(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions
2005	$15,000	$—	$—	$—
2004	—	15,000	—	—
2003	—	—	—	—

Deferred Income Tax Asset Valuation Allowance
(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions
2005	$15,082	$—	$—	$—
2004	15,082	—	—	—
2003	—	15,082	—	—