Form 10-Q
period 2006-03-31
SIERRA HEALTH SERVICES INC
filed 2006-04-27
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of the registrant's Common Stock as of April 26, 2006 was 55,982,000.

SIERRA HEALTH SERVICES, INC.
Quarterly Report on Form 10-Q
For the period ended March 31, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$98,954	$88,059
Investments	331,253	281,250
Accounts receivable (less allowance for doubtful accounts: 2006 - $5,677; 2005 - $5,792)	15,604	14,501
Current portion of deferred tax asset	26,860	23,949
Prepaid expenses and other current assets	51,812	30,596

Total Current Assets	524,483	438,355

Property and equipment, net	69,716	71,357
Restricted cash and investments	18,167	18,252
Goodwill (less accumulated amortization: 2006 and 2005 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	13,399	13,266
Note receivable (less valuation allowance: 2006 and 2005 - $15,000)	47,000	47,000
Other assets	79,808	65,834

Total Assets	$767,355	$668,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued and other current liabilities	$95,556	$58,238
Trade accounts payable	2,919	2,347
Accrued payroll and taxes	19,330	21,469
Medical claims payable	162,301	135,867
Unearned premium revenue	110,221	49,067
Current portion of long-term debt	118	106

Total Current Liabilities	390,445	267,094

Long-term debt (less current portion)	71,769	52,307
Other liabilities	65,320	65,193

Total Liabilities	527,534	384,594

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2006 - 69,574; 2005 - 69,136 shares issued	348	346
Treasury stock: 2006 - 13,014; 2005 - 11,006 common stock shares	(461,507)	(377,190)
Additional paid-in capital	413,205	400,287
Accumulated other comprehensive loss	(2,798)	(1,750)
Retained earnings	290,573	262,559

Total Stockholders' Equity	239,821	284,252

Total Liabilities And Stockholders' Equity	$767,355	$668,846

See accompanying Notes to Condensed Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Revenues:
Medical premiums	$414,444	$311,355
Military contract revenues	—	6,359
Professional fees	12,915	9,853
Investment and other revenues	10,889	8,292

Total	438,248	335,859

Operating Expenses:
Medical expenses	336,519	244,955
Military contract expenses	138	4,107
General and administrative expenses	51,201	41,473

Total	387,858	290,535

Operating Income	50,390	45,324
Interest expense	(776)	(1,631)
Other income (expense), net	(33)	99

Income Before Income Taxes	49,581	43,792
Provision for income taxes	(16,910)	(14,387)

Net Income	$32,671	$29,405

Net Income Per Common Share	$0.57	$0.55

Net Income Per Common Share Assuming Dilution	$0.51	$0.44

See accompanying Notes to Condensed Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		In Treasury		Additional Paid-In Capital	Deferred Compensa- tion	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders' Equity
	Shares	Amount	Shares	Amount

Balance, January 1, 2005	61,954	$310	9,192	$(237,876)	$286,439	$(288)	$(245)	$153,357	$201,697
Common stock issued in connection with stock plans	840	4	(49)	1,237	8,760	144	—	(712)	9,433
Stock-based compensation expense	—	—	—	—	1,080	144	—	—	1,224
Tax benefits from share-based payment arrangements	—	—	—	—	6,198	—	—	—	6,198
Repurchase of common stock shares	—	—	178	(10,354)	—	—	—	—	(10,354)
Treasury shares not included in stock dividend	(129)	(1)	—	—	—	—	—	—	(1)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	29,405	29,405
Other Comprehensive Income:
Net unrealized holding loss on available-for-sale investments ($675 pretax)	—	—	—	—	—	—	(439)	—	(439)

Total Comprehensive Income	—	—	—	—	—	—	(439)	29,405	28,966

Balance, March 31, 2005	62,665	$313	9,321	$(246,993)	$302,477	$—	$(684)	$182,050	$237,163

Balance, January 1, 2006	69,136	$346	11,006	$(377,190)	$400,287	$—	$(1,750)	$262,559	$284,252
Common stock issued in connection with stock plans	384	2	(205)	6,814	5,657	—	—	(4,665)	7,808
Stock-based compensation expense	—	—	—	—	1,652	—	—	8	1,660
Common stock issued in connection with conversion of debentures	54	—	—	—	500	—	—	—	500
Excess tax benefits from share-based payment arrangements	—	—	—	—	5,109	—	—	—	5,109
Repurchase of common stock shares	—	—	2,213	(91,131)	—	—	—	—	(91,131)
Comprehensive Income:
Net income	—	—	—	—	—	—	—	32,671	32,671
Other Comprehensive Income:
Net unrealized holding loss on available-for-sale investments ($1,612 pretax)	—	—	—	—	—	—	(1,048)	—	(1,048)

Total Comprehensive Income	—	—	—	—	—	—	(1,048)	32,671	31,623

Balance, March 31, 2006	69,574	$348	13,014	$(461,507)	$413,205	$—	$(2,798)	$290,573	$239,821

All applicable shares, excluding treasury shares, reflect the retroactive effects of the two-for-one common stock split in the form of a stock dividend that was effective December 30, 2005. See Note 1 in the Notes to Condensed Consolidated Financial Statements for more information.

See accompanying Notes to Condensed Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net Income	$32,671	$29,405
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation	4,318	3,714
Stock-based compensation expense	1,660	1,224
Excess tax benefits from share-based payment arrangements	(5,109)	—
Provision for doubtful accounts	538	403
Loss on property and equipment dispositions	108	20
Change In Operating Assets And Liabilities:
Military accounts receivable	21	19,773
Deferred tax asset	2,628	5,335
Other current assets	(23,128)	5,470
Other assets	(5,404)	(1,290)
Accrued payroll and taxes	(2,139)	(4,432)
Medical claims payable	26,434	8,798
Military health care payable	—	(561)
Other current liabilities	35,670	(2,855)
Unearned premium revenue	61,154	(36,838)
Other liabilities	127	(2,582)

Net Cash Provided By Operating Activities	129,549	25,584

Cash Flows From Investing Activities:
Capital expenditures, net of dispositions	(2,785)	(2,252)
Purchase of investments, net of proceeds	(57,630)	(116,468)

Net Cash Used For Investing Activities	(60,415)	(118,720)

Cash Flows From Financing Activities:
Payments on debt and capital leases	(25)	(25)
Proceeds from other long-term debt	20,000	—
Purchase of treasury stock	(91,131)	(10,354)
Excess tax benefits from share-based payment arrangements	5,109	—
Exercise of stock in connection with stock plans	7,808	9,433

Net Cash Used For Financing Activities	(58,239)	(946)

Net Increase (Decrease) In Cash And Cash Equivalents	10,895	(94,082)
Cash And Cash Equivalents At Beginning Of Period	88,059	207,619

Cash And Cash Equivalents At End Of Period	$98,954	$113,537

Supplemental Condensed Consolidated Statement Of Cash Flows Information:

Cash paid during the period for interest	$(1,141)	$(3,109)
Net cash received (paid) during the period for income taxes	3	(2,493)
Non-Cash Investing And Financing Activities:
Senior convertible debentures converted into Sierra common stock	500	—
Tax benefits from share-based payment arrangements	5,109	6,198

See accompanying Notes to Condensed Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements and the Company's annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

The Company had previously reported the Texas health care operations as discontinued. The remaining Texas health care operations are currently being run out and therefore do not currently meet the criteria for discontinued operations. As a result, the Company has reclassified the Texas health care operations to continuing operations for the three months ended March 31, 2005. Additionally, certain other amounts in the condensed consolidated financial statements for the three months ended March 31, 2005 have been reclassified to conform with the current year presentation.

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

2. INVESTMENTS

Of the cash and cash equivalents and current unrestricted investments that total $430.2 million in the accompanying Condensed Consolidated Balance Sheet at March 31, 2006, $381.6 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, and trust deed mortgage notes. At March 31, 2006, approximately 75% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments.

The Company's investments in trust deed mortgage notes are stated at amortized cost and classified as other investments. These investments are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company does not believe any of its investments are other than temporarily impaired at March 31, 2006.

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

During 2005, the Company received offers and entered into five separate privately negotiated transactions with debenture holders ("holders") pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of Sierra common stock in accordance with the indenture governing the debentures. During the first quarter of 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock.

Revolving Credit Facility - On March 3, 2003, the Company entered into a $65.0 million revolving credit facility, which replaced its amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005, the Company elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus .75%. The facility is available for general corporate purposes and at March 31, 2006, the Company had drawn $20.0 million on this facility.

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

The revolving credit facility has covenants that limit the Company's ability and the ability of the Company's subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the most recent amendment dated October 19, 2004, based on the Company exceeding a certain leverage ratio requirement, the Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still maintain the required ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

4. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock-Based Compensation - The Company has an employee stock plan and a non-employee director stock plan that provides common stock-based awards to employees and to non-employee directors. The plans provide for the granting of options, stock and other stock-based awards. At March 31, 2006, the employee plan and the non-employee director plan permits the granting of share options and shares of up to 4.1 million and 256,000 shares, respectively, of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee. The exercise price of options equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 100% per year and expire from five to ten years from the date of grant. Additionally, the Company has an employee stock purchase plan (the "Purchase Plan") whereby employees may purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. During 2006, 158,000 shares were purchased at a price of $30.67 per share. At March 31, 2006, the Company had 819,000 shares reserved for purchase under the Purchase Plan.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") as amended. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, the Company adopted SFAS 123R using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The following table summarizes the stock-based compensation expense included in the Condensed Consolidated Statements of Income for stock options and purchases under the Purchase Plan that were recorded in accordance with SFAS 123R:

March 31, 2006
(In thousands)
Medical expenses	$187
General and administrative expenses	1,340

Stock-based Compensation Expense Before Income Taxes	1,527
Income tax benefit	(535)

Total Stock-based Compensation Expense After Income Taxes	$992

As of March 31, 2006, total compensation cost of $7.2 million related to nonvested stock is expected to be recognized over a weighted-average period of 1.3 years.

Net cash proceeds and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan for the three months ended March 31, 2006, was $7.8 million and $5.1 million, respectively.

The application of SFAS 123R had the following effect on reported amounts relative to the amounts that would have been reported using the intrinsic value method prescribed by APB 25, which the Company used prior to adopting SFAS 123R.

	Three Months Ended March 31, 2006
	Under APB 25	As Reported Under SFAS 123R	Difference
	(In thousands, except per share data)
Operating Income	$51,917	$50,390	$(1,527)

Income Before Income Taxes	$51,108	$49,581	$(1,527)

Net Income	$33,663	$32,671	$(992)

Basic Earnings Per Share	$0.58	$0.57	$(0.01)
Dilutive Earnings Per Share	0.52	0.51	(0.01)

Cash Flow From Operating Activities	$134.6	$129.5	$(5.1)
Cash Flow From Financing Activities	(53.1)	(58.2)	5.1

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by APB 25. Accordingly, no compensation cost was recognized for the Company's employee stock plans except for those expenses associated with restricted stock units and certain stock options in which vesting was or had been agreed to be accelerated.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to stock-based compensation for the three months ended March 31, 2005.

March 31, 2005
(In thousands, except per share data)
Net income, as reported	$29,405
Add: stock-based compensation expense for restricted stock and stock awards included in reported net income, net of tax	3,170
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(4,313)

Pro Forma Net Income	$28,262

Net income per share, as reported	$0.55
Pro forma net income, per share	0.53

Net income per share assuming dilution, as reported	$0.44
Pro forma net income, per share	0.42

The fair value of stock options granted and shares purchased under the Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31, 2006 (1)	March 31, 2005	March 31, 2006	March 31, 2005

Average expected term (years)	—	5.00	.50	.50
Risk-free interest rates	—	3.67%	4.32%	2.58%
Expected volatility	—	68.11%	34.70%	27.76%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	—	$20.65	$9.95	$6.30

(1) — No stock options were granted during the period.

The computation of expected volatility is based on a combination of historical and market-based implied volatility. The computation of average expected term is based on historical exercise patterns. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table reflects the activity of the stock option plans for the three months ended March 31, 2006:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

	(In thousands)		(In years)	(In thousands)
Outstanding, January 1, 2006	2,844	$11.09
Granted	—	—
Exercised	(418)	7.61
Canceled	(27)	7.63

Outstanding, March 31, 2006	2,399	11.74	6.42	$69.466

Exercisable At March 31, 2006	872	$12.07	5.89	$24.979

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market price of the Company's stock on March 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the market value of the Company's stock. The total intrinsic value of options exercised during the periods ended March 31, 2006 and 2005 was $13.9 million and $15.9 million, respectively.

The following table reflects the activity of the nonvested shares for the three months ended March 31, 2006:

	Number Of Shares	Weighted Average Grant Date Fair Value

	(In thousands)
Nonvested Shares, January 1, 2006 (1)	1,558	$6.44
Granted	—	—
Vested	(181)	6.28
Canceled	(22)	6.10

Nonvested Shares, March 31, 2006	1,355	6.47

(1)— Excludes 172,000 shares that vested in 2005, but are not exercisable until 2008.

Restricted Stock Units — In January 2006, the Company issued 4,000 units of restricted stock ("Units") to each of the six non-employee Directors. Each Unit represents a nontransferable right to receive one share of the Company's common stock and there is no cost by the recipient to exercise the Units. The Units vest on the fourth anniversary of the grant date or earlier based on certain events. The value of the transaction was based on the number of Units issued and the Company stock price on the date of issuance, which was $38.49. Total expense associated with the Units was $125,000 for the three months ended March 31, 2006.

Supplemental Executive Retirement Plan - The Company previously disclosed that it expected to contribute approximately $932,000 to its defined benefit plan in 2006 to fund expected benefit payments. As of March 31, 2006, the Company has contributed $183,000 to the plan to fund benefit payments and now anticipates making approximately $548,000 in additional contributions during 2006.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Components Of Net Periodic Benefit Cost:
Service cost	$126	$94
Interest cost	399	321
Amortization of prior service credits	303	303
Recognized actuarial loss	32	—

Net Periodic Benefit Cost	$860	$718

5. SHARE REPURCHASES

From January 1, 2006 through March 31, 2006, the Company purchased 2.2 million shares of its common stock, in the open market or through negotiated transactions, for $91.1 million at an average cost per share of $41.41. Since the repurchase program began in early 2003 and through March 31, 2006, the Company has purchased, in the open market or through negotiated transactions, 24.3 million shares for $478.8 million at an average cost per share of $19.72. On February 16, 2006, the Company's Board of Directors authorized the Company to purchase an additional $75.0 million of its common stock.

The Company has purchased 633,000 shares for $25.3 million at an average cost of $39.97 subsequent to March 31, 2006 through April 26, 2006. On April 20, 2006, the Company's Board of Directors authorized an additional $75.0 million in share repurchases. At April 26, 2006, $75.8 million was available under the Board of Directors' authorized plan. The repurchase program has no stated expiration date. The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting the required leverage ratio.

6. EARNINGS PER SHARE:

The following table provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Basic Income Per Share:
Net Income	$32,671	$29,405

Weighted average common shares outstanding	57,727	53,244

Net Income Per Common Share	$0.57	$0.55

Diluted Income Per Share:
Net Income	32,671	29,405
Interest expense on Sierra debentures, net of tax	189	420

Income For Purposes Of Computing Diluted Net Income Per Share	$32,860	$29,825

Weighted average common shares outstanding	57,727	53,244
Dilutive options and restricted shares outstanding	1,352	2,430
Dilutive impact of conversion of Sierra debentures	5,648	12,575

Weighted Average Common Shares Outstanding Assuming Dilution	64,727	68,249

Net Income Per Common Share Assuming Dilution	$0.51	$0.44

7. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through a health maintenance organization ("HMO"), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Sierra Military Health Services LLC (SMHS) completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced an eight-month phase-out of operations at prices previously negotiated with the Department of Defense (DoD). SMHS did not meet the definition of discontinued operations since the Company did not have plans to dispose of the operations before the phase-out was completed.

During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 47% and 39% of its total consolidated revenues from agencies of the U.S. government for the three months ended March 31, 2006 and 2005, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Three Months Ended March 31, 2006
Medical premiums	$414,444	$—	$414,444
Professional fees	12,915	—	12,915
Investment and other revenues	10,851	38	10,889

Total Revenue	$438,210	$38	$438,248

Segment operating profit (loss)	$50,490	$(100)	$50,390
Interest expense	(776)	—	(776)
Other income (expense), net	(33)	—	(33)

Income Before Income Taxes	$49,681	$(100)	$49,581

Three Months Ended March 31, 2005
Medical premiums	$311,355	$—	$311,355
Military contract revenues	—	6,359	6,359
Professional fees	9,853	—	9,853
Investment and other revenues	8,150	142	8,292

Total Revenue	$329,358	$6,501	$335,859

Segment operating profit	$42,930	$2,394	$45,324
Interest expense	(1,622)	(9)	(1,631)
Other income (expense), net	74	25	99

Income Before Income Taxes	$41,382	$2,410	$43,792

8. COMMITMENTS AND CONTINGENCIES

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

Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. In February 2005, the district court determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. On

January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. ("PacifiCare"), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On March 14, 2006, a hearing was held on the summary judgment motions filed by United Healthcare, Inc. and Coventry Health, Inc., which raised many of the same issues raised by PacifiCare's summary judgment motion. The Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. Trial for the remaining defendants is currently scheduled for September 18, 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all existing litigation and legal matters, the Company has accrued amounts it believes to be appropriate, based on information presently available, for claims that are considered probable and for which the amount of loss can be reasonably estimated. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on the Company's financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2005, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three month periods ended March 31, 2006 and 2005, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the sections "Forward-Looking Statements" in Part 1, Item 1 and "Risk Factors" in Part 1, Item 1A of our 2005 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2005 Annual Report on Form 10-K. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," and other similar terms and phrases, including all references to assumptions.

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

	Three Months Ended March 31,		Percent Of Revenue Three Months Ended March 31,		Increase (Decrease)
	2006	2005	2006	2005	2006 vs. 2005
(In thousands, except percentages, per share and membership)
Operating Revenues:
Medical premiums	$414,444	$311,355	94.6%	92.7%	$103,089	33.1%
Military contract revenues	—	6,359	—	1.9	(6,359)	(100.0)
Professional Fees	12,915	9,853	2.9	2.9	3,062	31.1
Investment and other revenues	10,889	8,292	2.5	2.5	2,597	31.3

Total	438,248	335,859	100.0	100.0	102,389	30.5

Operating Expenses:
Medical expenses	336,519	244,955	76.8	73.0	91,564	37.4
Medical Care Ratio	78.7%	76.3%				2.4
Military contract expenses	138	4,107	—	1.2	(3,969)	(96.6)
General and administrative expenses	51,201	41,473	11.7	12.3	9,728	23.5

Total	387,858	290,535	88.5	86.5	97,323	33.5

Operating Income	50,390	45,324	11.5	13.5	5,066	11.1
Interest expense	(776)	(1,631)	(0.2)	(0.5)	855	(52.4)
Other income (expense), net	(33)	99	—	—	(132)	(133.3)

Income Before Income Taxes	49,581	43,792	11.3	13.0	5,789	13.2
Provision for income taxes	(16,910)	(14,387)	(3.8)	(4.2)	(2,523)	17.5
Tax Rate	34.1%	32.9%				1.2

Net Income	$32,671	$29,405	7.5%	8.8%	$3,266	11.1%

Earnings Per Common Share Assuming Dilution	$0.51	$0.44			$0.07	15.9%

HMO Membership:
Commercial	260,800	241,300			19,500	8.1%
Medicare	56,400	54,000			2,400	4.4
Medicaid	55,000	49,900			5,100	10.2

Total	372,200	345,200			27,000	7.8%

Overview

We derive revenues primarily from our health maintenance organization (HMO) and managed indemnity plans. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (including fees for workers' compensation third party administration, utilization management services and ancillary products).

Our principal expenses consist of medical expenses and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments, including hospital per diems, paid to independent contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and coordinating utilization of physician and hospital services and providing incentives to use cost-effective providers. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services.

Executive Summary

Our highlights for the three months ended March 31, 2006 include:

  Operating income increased by 11.1% to $50.4 million from $45.3 million during the first quarter of 2005. The improvement was primarily driven by medical premium revenue growth from new members and premium rate increases. This was partially offset by an increase in our medical expenses and the phase-out of our military health services operations segment, which provided operating income of $2.4 million in the first quarter of 2005 compared to an operating loss of $100,000 in the first quarter of 2006.

  Medical premiums increased by 33.1% to $414.4 million from $311.4 million during the first quarter of 2005. The increase is primarily due to our participation in the new Medicare Part D prescription drug program (PDP), an increase in our HMO membership and premium rate increases.

  HMO membership increased by 7.8% to 372,200 from 345,200 at March 31, 2005 as a result of new accounts and in-case growth.
  Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased from 76.3% to 78.7%, or 240 basis points from the first quarter 2005. The increase is a result of the much higher medical care ratio related to the PDP, partially offset by favorable prior-period development during the first quarter of 2006.

  Our operating margin (operating income divided by total revenues) decreased by 200 basis points to 11.5% from the first quarter of 2005. The decrease is a result of the lower operating margin for the PDP.

  Investment and other revenues increased from $8.3 million to $10.9 million, an increase of $2.6 million or 31.3% from the first quarter of 2005. The increase is primarily due to an increase in yield during 2006 and higher average invested balances.

  General and administrative (G&A) expenses increased from $41.5 million to $51.2 million, an increase of $9.7 million or 23.5% from the first quarter of 2005. The increase is primarily due to higher employee compensation related expenses, premium taxes, brokers' fees, and PDP related expenses. As a percentage of medical premiums, G&A expenses decreased to 12.4% from 13.3% in the first quarter 2005.

  Cash flows from operating activities increased to $129.5 million from $25.6 during the first quarter of 2005. We received four months of payments from the Centers for Medicare and Medicaid Services (CMS) in the first three months of 2006 as the April CMS payments were received at the end of March. The Company received two months of payments from CMS in the first three months of 2005 as the January CMS payments were received at the end of December 2004. This difference in timing of CMS payments resulted in an increase in cash flows of $114.8 million, which was offset by a $16.3 million decrease in operating cash flows provided by our military health services operations segment.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Medical Premiums. The increase in medical premiums for the three months ended March 31, 2006 reflects an 8.5% increase in commercial HMO member months (the number of months individuals are enrolled in a plan). The increase in commercial membership months is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts. HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 5.2% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.4%, net of changes in benefits.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology in 2008. In 2005, we were paid 70% based on the previous payment methodology and 30% based on the new methodology. For 2006 and 2007, we will be paid 50% and 25%, based on the previous payment methodology and 50% and 75%, based on the new methodology, respectively. The new payment methodology reduced our 2006 annual Medicare increase by 240 basis points. Including the effect of the revised Medicare Advantage bid process, changes in membership mix and the additional payments for the PDP, our net Medicare increase was approximately 8%. The increase in medical premiums for the three months ended March 31, 2006 reflects the annual Medicare increase described above and a 4.7% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate.

Early in 2005, CMS replaced its legacy Group Health Plan system. The transition to the new system had led to some incorrect transactions and inconsistencies in the payments and data we received from CMS. While we believe the transactions and payments received in 2006 have been complete and accurate, we received overpayments from CMS in excess of our current best estimate of Medicare premiums in 2005. We have made CMS aware of the issue and they are in the process of researching it. We expect these funds to be settled with CMS during 2006.

In 2005, we were selected by CMS to participate in the new voluntary PDP for our Medicare Advantage plans as well as a stand-alone program. We were also selected to participate in a local and regional Medicare Advantage PPO plans. Sierra Health and Life Insurance Company, Inc. (SHL) offers the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL has also been selected as a PDP sponsor in the same states for dual-eligible Medicare and Medicaid beneficiaries who are auto-enrolled into the program. SierraRx is covering a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies. The increase in medical premiums for the three months ended March 31, 2006 includes $62.0 million from our stand-alone PDP, which was effective January 1, 2006. We recognize medical premiums from the PDP as earned over the contract period. At March 31, 2006, we had 160,800 beneficiaries enrolled in the PDP, the majority of which were dual-eligible beneficiaries.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. At March 31, 2006, we had approximately 42,200 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state of Nevada's Medicaid program. At March 31, 2006, we also have approximately 12,800 Nevada Check Up members. Nevada Check Up is the State's Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. The increase in medical premiums for the three months ended March 31, 2006 reflects a 10.1% increase in Medicaid member months. We received a 1.0% increase in Medicaid rates for 2005 compared to a 0.9% decrease on January 1, 2006, due in large part to our mix of Medicaid members; however, we expect to receive a 2.6% increase on our current rate on July 1, 2006.

Our current contract to provide certain Medicaid services has been extended to October 31, 2006 and the state has the option to further extend the contract to December 31, 2006. We and five other bidders, four of which are national health plans, have received a new request for proposal from the state and plan to respond by the June 1, 2006 due date and we expect a decision from the DHCFP in late June or early July 2006.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Military Contract Revenues. The decrease in military contract revenues is the result of SMHS completing its health care operations under the TRICARE contract on August 31, 2004. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. Revenues for 2005 primarily consisted of costs incurred related to the phase-out of the military health care operations.

Professional Fees. The increase in professional fees is primarily a result of increased visits to our clinical subsidiaries and a new contract to provide anesthesiology services to a local hospital, which started in the third quarter of 2005.

Investment and Other Revenues. The increase in investment and other revenues is primarily a result of a higher average invested balance and an increase in yield during 2006. See Note 2, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased from 76.3% to 78.7%. The PDP, which had medical expenses of $60.5 million and has a much higher medical care ratio than our other products, primarily accounted for this increase. Medical premiums from the PDP are recognized as earned over the contract period; however, pharmacy and administrative costs are recognized as incurred with no allocation or annualized estimation of the impact of deductibles, the coverage gap or "donut hole", prior to it being reached by the member, or reinsurance. This method of recognizing revenues and expenses will result in a disproportionate amount of expense in the first part of each contract year when the plan is responsible for a larger portion of the drug cost. We had a negative 5% pre-tax margin on the PDP during the three months ended March 31, 2006; however, we still expect a 3-4% pre-tax margin for 2006. The increase in our medical care ratio related to the PDP was partially offset by favorable prior-period development during the first quarter of 2006. The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day for the period, at March 31, 2006, was 43.4 compared to 47.1 at March 31, 2005. The decrease is due to the increase in pharmacy claims related to the PDP, which have a shorter payment cycle then our other medical claims.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $32.7 million and $32.0 million, or 9.7% and 13.1%, of our total medical expenses for 2006 and 2005, respectively. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 25.6% and 32.3% of our total medical expenses for 2006 and 2005, respectively.

Military Contract Expenses. The decrease in military contract expenses is the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily consisted of costs incurred related to the phase-out of the military health care operations as previously discussed.

General and Administrative Expenses. G&A expenses increased primarily due to higher employee compensation related expenses, premium taxes, brokers' fees, and PDP related expenses. As a percentage of medical premium revenue, G&A expenses were 12.4% for 2006, compared to 13.3% for 2005.

Interest Expense. Debenture holders converted $63.0 million of our senior convertible debentures in the second and third quarters of 2005. This conversion resulted in a decrease in interest expense in 2006 compared to 2005.

Provision for Income Taxes. The effective tax rate for 2006 was 34.1% compared to 32.9% for 2005. Our effective tax rate is less than the statutory rate due primarily to tax-preferred investments. The 2005 tax rate was lower than 2006 primarily due to a tax benefit recorded in 2005 based on a reconciliation of our tax accounts to the previously filed income tax returns.

Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us. We may use significant estimates and judgments in determining our effective tax rate. We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments. Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation; any adjustments are included in the effective tax rate in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash are from premiums, professional fees, and income received on investments. Cash is used primarily for claim and benefit payments and operating expenses. We manage our cash, investments and capital structure so we are able to meet the short and long-term obligations of our business while maintaining strong financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our investment policies.

We had cash flows from operating activities for the three months ended March 31, 2006 of $129.5 million, compared to $25.6 million for the three months ended March 31, 2005. The Company received four months of payments from CMS in the first three months of 2006, as the April CMS payments were received at the end of March. The Company received two months of payments from CMS in the first three months of 2005, as the January CMS payments were received at the end of December 2004. This difference in timing of CMS payments resulted in an increase in cash flows of $114.8 million from 2005. This increase was offset by a $16.3 million decrease in operating cash flows provided by our military health services operations segment.

We expect that our military health services operations segment will use approximately $6.1 million of cash to fund their remaining liabilities.

Net cash used for investing activities during 2006 included $2.9 million in capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the period was an increase in investments of $57.6 million, as cash was used to purchase investments.

Proceeds from the issuance of stock in connection with stock plans were $7.8 million and cash of $91.1 million was used to repurchase Sierra common stock. We also had net proceeds of $20.0 million from our revolving credit facility during the quarter.

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

During 2005, we received offers and entered into five separate privately negotiated transactions with debenture holders (holders) pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of our common stock in accordance with the indenture governing the debentures. During the first quarter of 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock.

Revolving Credit Facility

On March 3, 2003, we entered into a $65.0 million revolving credit facility, which replaced our amended and restated credit facility. The facility was set to expire on April 30, 2006. Effective October 19, 2004, the facility was amended to extend the maturity to December 31, 2009, increase the availability to $100.0 million and reduce the interest rate. Effective June 24, 2005, we elected to increase the aggregate commitments of the facility to $140.0 million. The current interest rate is LIBOR plus .75%. The facility is available for general corporate purposes and at March 31, 2006, we had drawn $20.0 million on this facility.

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

The revolving credit facility has covenants that limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Under the latest amendment dated October 19, 2004, based on our exceeding a certain covenant leverage ratio requirement, our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still maintain the required ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchases

From January 1, 2006 through March 31, 2006, we purchased 2.2 million shares of our common stock, in the open market or through negotiated transactions, for $91.1 million at an average cost per share of $41.41. Since the repurchase program began in early 2003 and through March 31, 2006, we had purchased, in the open market or through negotiated transactions, 24.3 million shares for $478.8 million at an average cost per share of $19.72. On February 16, 2006, our Board of Directors authorized us to purchase an additional $75.0 million of our common stock.

We have purchased 633,000 shares for $25.3 million at an average cost of $39.97 subsequent to March 31, 2006 through April 26, 2006. On April 20, 2006, our Board of Directors authorized an additional $75.0 million in share repurchases. At April 26, 2006, $75.8 million was available under the Board of Directors'

authorized plan. The repurchase program has no stated expiration date. Our revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting the required leverage ratio.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $17.6 million at March 31, 2006. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $99.0 million in cash and cash equivalents held at March 31, 2006, $80.4 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the holding company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The holding company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2005, see "Contractual Obligations, Commitments and Off-Balance Sheet Arrangements" included in the "Liquidity and Capital Resources" section included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2006.

Ratings

Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of our HMO and health and life insurance subsidiaries and senior convertible debentures are as follows:
	A.M. Best Company, Inc. (1)		Fitch Ratings (1)		Standard & Poor's Corp. (2)

	Rating	Ranking	Rating	Ranking	Rating	Ranking

Financial Strength Rating:
HMO and health and life insurance subsidiaries	B++ Very Good	5th of 16	BBB+ Good	8th of 23	n/a	n/a
Issuer Credit Ratings:
HMO and health and life insurance subsidiaries	bbb+ Very Good	8th of 22	n/a	n/a	n/a	n/a
Parent Company	bb+ Speculative	11th of 22	BBB- Good	10th of 23	n/a	n/a
Counterparty Credit Rating	n/a	n/a	n/a	n/a	BB Speculative	12th of 22
Senior Convertible Debentures	bb+ Speculative	11th of 22	BB+ Speculative	11th of 23	BB Speculative	12th of 22

(1) — Rating outlook is stable. (2) — Rating outlook is positive.

The financial strength ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders and debenture holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures.

Other

We expect to spend $30 to $35 million in capital expenditures in 2006, which is less than the limit under our revolving credit facility. These amounts include approximately $5 million in funds that we expect to spend on a joint venture to construct a sub-acute care facility that we are planning. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs on a short- and long-term basis. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

In addition to the items described above, we urge you to review carefully the section "Risk Factors" in Part 1, Item 1A of our 2005 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Note on Forward-Looking Statements and Risk Factors" in Part 1, Item 1 of our 2005 Annual Report on Form 10-K.

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

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2005 Annual Report on Form 10-K. As of March 31, 2006, our critical accounting policies have not changed from those described on our 2005 Annual Report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

Membership

	Number of Members at March 31,
	2006	2005
HMO:
Commercial	260,800	241,300
Medicare	56,400	54,000
Medicaid	55,000	49,900
PPO:
Commercial	28,600	26,000
Medicare	900	—
Medicare Part D	160,800	—
Medicare supplement	14,600	16,300
Administrative services	214,600	184,600

Total Membership	791,700	572,100

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, we had unrealized holding losses on available for sale investments of $2.8 million, net of tax, compared to unrealized holding losses of $1.8 million, net of tax, at December 31, 2005. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At March 31, 2006, we had outstanding $51.5 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The interest rate on our revolving credit facility is currently LIBOR plus .75%. At March 31, 2006, we had $20.0 million outstanding on this facility.

At March 31, 2006, we had approximately $73.1 million invested in trust deed mortgage notes. Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Trust deed mortgage notes are classified and accounted for as other investments and are carried at cost. Loan to value ratios for these investments are typically based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the value of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due.

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

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although the we have not been sued, we were identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

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

Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. In February 2005, the district court determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (PacifiCare), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On March 14, 2006, a hearing was held on the summary judgment motions filed by United Healthcare, Inc. and Coventry Health, Inc., which raised many of the same issues raised by PacifiCare's summary judgment motion. The Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. Trial for the remaining defendants is currently scheduled for September 18, 2006. Plaintiffs in the Shane proceeding have stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all existing litigation and legal matters, we have accrued amounts we believe to be appropriate, based on information presently available, for claims that are considered probable and for which the amount of loss can be reasonably estimated. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

Below, is a summary of stock repurchases for the three months ended March 31, 2006. See Note 5 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

(In thousands, except per share data) Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
Beginning approximate dollar value of shares that may yet be purchased				$42,125
January 1, 2006 - January 31, 2006	70	$39.30	70	39,392
February 1, 2006 - February 28, 2006	1,010	40.35	1,010	73,675
March 1, 2006 - March 31, 2006	1,121	42.49	1,121	26,056
(1)	Certain repurchases were made pursuant to a 10b5-1 plan.
(2)

At January 1, 2006, $42.1 million remained available for purchase under previously approved plans. On February 16, 2006, our Board of Directors authorized $75.0 million in share repurchases. On April 20, 2006, our Board of Directors authorized an additional $75.0 million in share repurchases. The repurchase program has no stated expiration date.

(d)

Below, is a summary of 2¼% senior convertible debenture conversions for the three months ended March 31, 2006. See Note 3 of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2006 - January 31, 2006	$500,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2006 - February 28, 2006	—	—	—	—
March 1, 2006 - March 31, 2006	—	—	—	—

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

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ Paul H. Palmer Paul H. Palmer Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

 Date: April 27, 2006