Form 10-Q
period 2006-06-30
SIERRA HEALTH SERVICES INC
filed 2006-07-26
CIK 754009

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

 (Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

 For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant's Common Stock as of July 25, 2006 was 56,203,000.

Sierra Health Services, Inc.
Quarterly Report on Form 10-Q
For the period ended June 30, 2006

i

Part I. Financial Information

Item 1. Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
 (In thousands, except per share data)
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$96,855	$88,059
Investments	284,945	281,250
Accounts receivable (less allowance for doubtful accounts: 2006 - $5,302; 2005 - $5,792)	13,940	14,501
Current portion of deferred tax asset	27,576	23,949
Prepaid expenses and other current assets	64,481	30,596

Total current assets	487,797	438,355

Property and equipment, net	71,149	71,357
Restricted cash and investments	18,080	18,252
Goodwill (less accumulated amortization: 2006 and 2005 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	13,978	13,266
Note receivable (less valuation allowance: 2006 and 2005 - $15,000)	47,000	47,000
Other assets	101,319	65,834

Total assets	$754,105	$668,846

Liabilities and stockholders' equity
Current liabilities:
Accrued and other current liabilities	$81,496	$58,238
Trade accounts payable	1,873	2,347
Accrued payroll and taxes	26,562	21,469
Medical claims payable	147,964	135,867
Unearned premium revenue	114,157	49,067
Current portion of long-term debt	110	106

Total current liabilities	372,162	267,094

Long-term debt (less current portion)	71,750	52,307
Other liabilities	65,120	65,193

Total liabilities	509,032	384,594

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2006 - 69,747; 2005 - 69,136 shares issued	349	346
Treasury stock: 2006 - 13,681; 2005 - 11,006 common stock shares	(489,366)	(377,190)
Additional paid-in capital	420,768	400,287
Accumulated other comprehensive loss	(3,875)	(1,750)
Retained earnings	317,197	262,559

Total stockholders' equity	245,073	284,252

Total liabilities and stockholders' equity	$754,105	$668,846

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Income
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues:
Medical premiums	$400,664	$320,395	$815,108	$631,750
Military contract revenues	—	9,952	—	16,311
Professional fees	12,882	10,116	25,797	19,969
Investment and other revenues	10,892	7,564	21,781	15,856

Total	424,438	348,027	862,686	683,886

Operating expenses:
Medical expenses	321,545	251,233	658,064	496,188
Military contract expenses	—	(1,734)	138	2,373
General and administrative expenses	50,422	42,158	101,623	83,631

Total	371,967	291,657	759,825	582,192

Operating Income	52,471	56,370	102,861	101,694
Interest expense	(1,002)	(4,349)	(1,778)	(5,980)
Other income (expense), net	9	302	(24)	401

Income before income taxes	51,478	52,323	101,059	96,115
Provision for income taxes	(17,944)	(18,487)	(34,854)	(32,874)

Net income	$33,534	$33,836	$66,205	$63,241

Net income per common share	$0.60	$0.62	$1.16	$1.18

Net Income per common share assuming dilution	$0.54	$0.51	$1.05	$0.94

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity
 (In thousands)
(Unaudited)

	Common Stock		In Treasury		Additional Paid-In Capital	Deferred Compensa- tion	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stock- holders' Equity
	Shares	Amount	Shares	Amount

Balance, January 1, 2005	61,954	$310	9,192	$(237,876)	$286,439	$(288)	$(245)	$153,357	$201,697
Common stock issued in connection with stock plans	1,571	8	(227)	5,998	16,422	(5,429)	—	(3,685)	13,314
Stock-based compensation expense	—	—	—	—	1,080	2,089	—	—	3,169
Common stock issued in connection with conversion of debentures	3,718	18	—	—	33,982	—	—	—	34,000
Tax benefits from share-based payment arrangements	—	—	—	—	14,580	—	—	—	14,580
Repurchase of common stock shares	—	—	800	(50,864)	—	—	—	—	(50,864)
Treasury shares not included in stock dividend	(572)	(3)	—	—	—	—	—	—	(3)
Comprehensive income:
Net income	—	—	—	—	—	—	—	63,241	63,241
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($231 pretax)	—	—	—	—	—	—	(150)	—	(150)

Total comprehensive income	—	—	—	—	—	—	(150)	63,241	63,091

Balance, June 30, 2005	66,671	$333	9,765	$(282,742)	$352,503	$(3,628)	$(395)	$212,913	$278,984

Balance, January 1, 2006	69,136	$346	11,006	$(377,190)	$400,287	$—	$(1,750)	$262,559	$284,252
Common stock issued in connection with stock plans	557	3	(461)	15,589	6,697	—	—	(11,570)	10,719
Stock-based compensation expense	—	—	—	15	3,024	—	—	3	3,042
Common stock issued in connection with conversion of debentures	54	—	—	—	500	—	—	—	500
Excess tax benefits from share-based payment arrangements	—	—	—	—	10,260	—	—	—	10,260
Repurchase of common stock shares	—	—	3,136	(127,780)	—	—	—	—	(127,780)
Comprehensive income:
Net income	—	—	—	—	—	—	—	66,205	66,205
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($3,269 pretax)	—	—	—	—	—	—	(2,125)	—	(2,125)

Total comprehensive income	—	—	—	—	—	—	(2,125)	66,205	64,080

Balance, June 30, 2006	69,747	$349	13,681	$(489,366)	$420,768	$—	$(3,875)	$317,197	$245,073

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

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$66,205	$63,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,239	7,496
Stock-based compensation expense	3,042	3,169
Excess tax benefits from share-based payment arrangements	(10,260)	—
Provision for doubtful accounts	1,202	1,286
Loss on property and equipment dispositions	149	325
Change in operating assets and liabilities:
Military accounts receivable	21	21,176
Deferred tax asset	7,043	11,658
Other current assets	(34,506)	7,558
Other assets	(3,500)	(2,730)
Accrued payroll and taxes	5,093	(286)
Medical claims payable	12,097	2,184
Military health care payable	—	(17,061)
Other current liabilities	20,255	(18,441)
Unearned premium revenue	65,090	(34,562)
Other liabilities	(73)	(3,423)

Net cash provided by operating activities	140,097	41,590

Cash flows from investing activities:
Capital expenditures, net of dispositions	(8,179)	(5,952)
Purchase of investments, net of proceeds	(36,268)	(83,232)

Net cash used for investing activities	(44,447)	(89,184)

Cash flows from financing activities:
Payments on debt and capital leases	(53)	(10,053)
Proceeds from other long-term debt	20,000	—
Purchase of treasury stock	(127,780)	(50,864)
Excess tax benefits from share-based payment arrangements	10,260	—
Exercise of stock in connection with stock plans	10,719	13,314

Net cash used for financing activities	(86,854)	(47,603)

Net increase (decrease) in cash and cash equivalents	8,796	(95,197)
Cash and cash equivalents at beginning of period	88,059	207,619

Cash and cash equivalents at end of period	$96,855	$112,422

Supplemental condensed consolidated statement of cash flows information:

Cash paid during the period for interest	$(1,339)	$(6,294)
Net cash received (paid) during the period for income taxes	(21,248)	(23,908)
Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	500	34,000
Tax benefits from share-based payment arrangements	10,260	14,580
Additions to capital leases	—	19

See accompanying Notes to Condensed Consolidated Financial Statements

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2005 have been reclassified to conform to the current year presentation.

On December 7, 2005, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend effective December 30, 2005. Consequently, all common stock shares and per share amounts, including the number of shares and average prices per share paid under the Company's share repurchase program reflect the retroactive effects of the two-for-one common stock split. Since the common stock dividend was issued on outstanding shares, the shares held as treasury stock at December 30, 2005 were not adjusted to reflect the two-for-one split.

2. Investments

Of the cash and cash equivalents and current unrestricted investments that total $381.8 million in the accompanying Condensed Consolidated Balance Sheet at June 30, 2006, $338.8 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, trust deed mortgage notes, and real estate joint ventures. At June 30, 2006, approximately 63% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. The Company calculates realized gains and losses using the specific identification method and includes them in investment and other revenues. Unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments. The Company does not believe any of its available-for-sale and restricted investments are other than temporarily impaired at June 30, 2006.

The Company classifies investments in trust deed mortgage notes and real estate joint ventures as other investments. These investments are classified as current assets if expected maturity is within one year of the balance sheet date.

Otherwise, they are classified as long-term investments. The Company believes that its investments in trust deed mortgage notes and real estate joint ventures are properly stated at June 30, 2006.

3. Long-Term Debt

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures are not guaranteed by any of Sierra's subsidiaries. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of the Company's common stock before March 15, 2023 if: (i) the market price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003, and for each subsequent period, the market price of the Company's common stock exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018, or upon certain corporate events, including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The Company can redeem the debentures for cash beginning on or after March 20, 2008.

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

Revolving Credit Facility - On March 3, 2003, the Company entered into revolving credit facility. Effective June 26, 2006, the current facility was further amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus .60%. The facility is available for general corporate purposes and at June 30, 2006, the Company had $20.0 million drawn on this facility.

The credit facility remains secured by guarantees by certain of the Company's subsidiaries and a first priority perfected security interest in (i) all of the capital stock of each of the Company's unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, certain real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. ("CII") and certain other exclusions.

The revolving credit facility's covenants limit the Company's ability to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. The Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

4. Employee and Director Benefit Plans

Stock-Based Compensation - The Company's employee stock plan and non-employee director stock plan provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of options, stock and other stock-based awards. At June 30, 2006, the employee plan and the non-employee director plan permits the granting of share options and shares of up to 4.2 million and 232,000 shares, respectively, of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee. The exercise price of options equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 100% per year and expire from five to ten years from the date of grant. Additionally, the Company's Employee Stock Purchase Plan (the "Purchase Plan") allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. In January 2006, 158,000 shares were purchased at a price of $30.67 per share. At June 30, 2006, the Company had 819,000 shares reserved for purchase under the Purchase Plan, of which 49,000 shares were purchased by employees at $34.42 per share in July 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") as amended. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, the Company adopted SFAS 123R using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The following table summarizes the stock-based compensation expense included in the Condensed Consolidated Statements of Income for stock options and purchases under the Purchase Plan that were recorded in accordance with SFAS 123R:

	Three Months Ended	Six Months Ended
	June 30, 2006
	(In thousands)
Medical expenses	$234	$421
General and administrative expenses	1,024	2,364

Stock-based compensation expense before income taxes	1,258	2,785
Income tax benefit	(440)	(975)

Total stock-based compensation expense after income taxes	$818	$1,810

As of June 30, 2006, the Company expects to recognize future total compensation cost of $6.2 million related to current nonvested shares over a weighted-average period of 1.1 years.

For the six months ended June 30, 2006, net cash proceeds realized from stock option exercises and purchases under the Purchase Plan were $10.7 million and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan was $10.3 million.

The application of SFAS 123R had the following effect on reported amounts relative to the amounts that would have been reported using the intrinsic value method prescribed by APB 25, which the Company used before adopting SFAS 123R.

	Three Months Ended June 30, 2006
	Under APB 25	As Reported Under SFAS 123R	Difference
	(In thousands, except per share data)
Operating income	$53,729	$52,471	$(1,258)

Income before income taxes	$52,736	$51,478	$(1,258)

Net income	$34,352	$33,534	$(818)

Basic earnings per share	$0.61	$0.60	$(0.01)
Dilutive earnings per share	0.55	0.54	(0.01)

Cash flow from operating activities	$15.8	$10.6	$(5.2)
Cash flow from financing activities	(33.9)	(28.7)	5.2

	Six Months Ended June 30, 2006
	Under APB 25	As Reported Under SFAS 123R	Difference
	(In thousands, except per share data)
Operating income	$105,646	$102,861	$(2,785)

Income before income taxes	$103,844	$101,059	$(2,785)

Net income	$68,015	$66,205	$(1,810)

Basic earnings per share	$1.19	$1.16	$(0.03)
Dilutive earnings per share	1.08	1.05	(0.03)

Cash flow from operating activities	$150.4	$140.1	$(10.3)
Cash flow from financing activities	(97.2)	(86.9)	10.3

Before January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by APB 25. Accordingly, no compensation cost was recognized for the Company's employee stock plans except for those expenses associated with restricted stock units and certain stock options in which vesting was or had been agreed to be accelerated.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005
	(In thousands, except per share data)
Net income, as reported	$33,836	$63,241
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,394)	(3,537)

Pro forma net income	$31,442	$59,704

Net income per share, as reported	$0.62	$1.18
Pro forma net income, per share	0.58	1.11

Net income per share assuming dilution, as reported	$0.51	$0.94
Pro forma net income, per share	0.47	0.89

The fair value of stock options granted and shares purchased under the Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (1)	2005	2006 (1)	2005

Average expected term (years)	—	.69	—	2.16
Risk-free interest rates	—	3.69%	—	3.68%
Expected volatility	—	41.60%	—	50.60%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	—	$12.45	—	$15.23

(1)   No stock options were granted during the period.

	Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (1)	2005 (1)	2006	2005

Average expected term (years)	—	—	.50	.50
Risk-free interest rates	—	—	4.32%	2.58%
Expected volatility	—	—	34.70%	27.76%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	—	—	$9.95	$6.30

(1)   No shares were granted under the Purchase Plan during the period.

The computation of expected volatility is based on a combination of the Company's historical and market-based implied volatility. The computation of average expected term is based on the Company's historical exercise patterns. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table reflects the activity of the stock option plans for the six months ended June 30, 2006:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value

	(In thousands)		(In years)	(In thousands)
Outstanding, January 1, 2006	2,844	$11.09
Granted	—	—
Exercised	(861)	7.42
Canceled	(37)	7.94

Outstanding, June 30, 2006	1,946	12.78	5.91	$62,759

Exercisable at June 30, 2006	717	$12.80	5.05	$23,100

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market price of the Company's stock on June 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the market value of the Company's stock. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $14.8 million and $25.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $28.7 million and $41.1 million, respectively.

The following table reflects the activity of the nonvested shares for the six months ended June 30, 2006:

	Number Of Shares	Weighted Average Grant Date Fair Value

	(In thousands)
Nonvested shares, January 1, 2006 (1)	1,558	$6.44
Granted	—	—
Vested	(471)	5.55
Canceled	(27)	6.26

Nonvested shares, June 30, 2006 (1)	1,060	$6.85

(1)  Excludes 172,000 and 169,000 shares at January 1, 2006 and June 30, 2006, respectively, that vested in 2005, but are not exercisable until 2008.

Restricted Stock Units - In January 2006, the Company issued 4,000 units of restricted stock ("Units") to each of the six non-employee Directors. Each Unit represents a nontransferable right to receive one share of the Company's common stock and there is no cost by the recipient to exercise the Units. The Units vest on the fourth anniversary of the grant date or earlier based on certain events. The value of the transaction was based on the number of Units issued and the Company stock price on the date of issuance, which was $38.49. Total expense associated with the Units was $114,000 and $239,000 for the three and six months ended June 30, 2006.

Supplemental Executive Retirement Plan - As of June 30, 2006, the Company contributed $365,000 to its defined benefit plan to fund benefit payments and anticipates making approximately $365,000 in additional contributions during 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$126	$95	$252	$189
Interest cost	399	320	798	641
Amortization of prior service credits	303	302	606	605
Recognized actuarial loss	32	—	64	—

Net periodic benefit cost	$860	$717	$1,720	$1,435

5. Share Repurchases

From January 1, 2006 through June 30, 2006, the Company purchased 3.1 million shares of its common stock, in the open market or through negotiated transactions, for $127.8 million at an average cost per share of $40.91. Since the repurchase program began in early 2003 and through June 30, 2006, the Company purchased, in the open market or through negotiated transactions, 25.2 million shares for $515.5 million at an average cost per share of $20.45.

On both February 16, 2006 and April 20, 2006, the Company's Board of Directors authorized the Company to purchase an additional $75.0 million, for a total of $150.0 million in share repurchases. At July 25, 2006, $64.4 million was available under the Board of Directors' authorized plan. The repurchase program has no stated expiration date. The Company's revolving credit facility, as amended, allows for unlimited stock repurchases based on meeting the required leverage ratio.

6. Earnings Per Share

The following table provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Basic income per share:
Net income	$33,534	$33,836	$66,205	$63,241

Weighted average common shares outstanding	56,074	54,398	56,896	53,824

Net income per common share	$0.60	$0.62	$1.16	$1.18

Diluted income per share:
Net income	$33,534	$33,836	$66,205	$63,241
Interest expense on Sierra debentures, net of tax	188	407	377	827

Income for purposes of computing diluted net income per share	$33,722	$34,243	$66,582	$64,068

Weighted average common shares outstanding	56,074	54,398	56,896	53,824
Dilutive options and restricted shares outstanding	892	2,042	990	2,238
Dilutive impact of conversion of Sierra debentures	5,631	11,342	5,639	11,954

Weighted average common shares outstanding assuming dilution	62,597	67,782	63,525	68,016

Net income per common share assuming dilution	$0.54	$0.51	$1.05	$0.94

7. Comprehensive Income

The following table presents comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$33,534	$33,836	$66,205	$63,241
Change in net unrealized holding loss on available-for-sale investments	(1,077)	289	(2,125)	(150)

Comprehensive income	$32,457	$34,125	$64,080	$63,091

8. Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial position or results of operations.

9. Segment Reporting

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

Sierra Military Health Services LLC ("SMHS") completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company's TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the Department of Defense ("DoD"). SMHS did not meet the definition of discontinued operations since the Company did not have plans to dispose of the operations before the phase-out was completed.

During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 45% and 40% of its total consolidated revenues from agencies of the U.S. government for the three months ended June 30, 2006 and 2005, respectively. The Company generated approximately 46% and 39% of its total consolidated revenues from agencies of the U.S. government for the six months ended June 30, 2006 and 2005, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Three months ended June 30, 2006
Medical premiums	$400,664	$—	$400,664
Professional fees	12,882	—	12,882
Investment and other revenues	10,886	6	10,892

Total revenue	$424,432	$6	$424,438

Segment operating profit	$52,465	$6	$52,471
Interest expense	(1,002)	—	(1,002)
Other income (expense), net	9	—	9

Income before income taxes	$51,472	$6	$51,478

Three months ended June 30, 2005
Medical premiums	$320,395	$—	$320,395
Military contract revenues	—	9,952	9,952
Professional fees	10,116	—	10,116
Investment and other revenues	7,230	334	7,564

Total revenue	$337,741	$10,286	$348,027

Segment operating profit	$44,350	$12,020	$56,370
Interest expense	(4,348)	(1)	(4,349)
Other income (expense), net	654	(352)	302

Income before income taxes	$40,656	$11,667	$52,323

Six months ended June 30, 2006
Medical premiums	$815,108	$—	$815,108
Professional fees	25,797	—	25,797
Investment and other revenues	21,737	44	21,781

Total revenue	$862,642	$44	$862,686

Segment operating profit (loss)	$102,955	$(94)	$102,861
Interest expense	(1,778)	—	(1,778)
Other income (expense), net	(24)	—	(24)

Income (loss) before income taxes	$101,153	$(94)	$101,059

Six months ended June 30, 2005
Medical premiums	$631,750	$—	$631,750
Military contract revenues	—	16,311	16,311
Professional fees	19,969	—	19,969
Investment and other revenues	15,380	476	15,856

Total revenue	$667,099	$16,787	$683,886

Segment operating profit	$87,280	$14,414	$101,694
Interest expense	(5,970)	(10)	(5,980)
Other income (expense), net	728	(327)	401

Income before income taxes	$82,038	$14,077	$96,115

10. Commitments and Contingencies

Litigation and Legal Matters - Although the Company has not been sued, Sierra was identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business alleging an unlawful conspiracy to deny, diminish or delay payments to physicians. The Company has not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated.

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

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. ("PacifiCare"), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to reasonably find that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations. Plaintiffs have not announced whether they intend to appeal. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

The Company is subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members, and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial.

For all existing litigation and legal matters, the Company accrued amounts it believes to be appropriate, based on information presently available, for claims that are considered probable and for which the amount of loss can be reasonably estimated. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on the Company's financial condition.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Item 2.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2006, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and six month periods ended June 30, 2006 and 2005, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the sections "Forward-Looking Statements" in Part 1, Item 1 and "Risk Factors" in Part 1, Item 1A of our 2005 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2005 Annual Report on Form 10-K. All statements, other than statements of historical fact, are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," and other similar terms and phrases, including all references to assumptions.

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

Summary of Consolidated Results — Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Percent Of Revenue Three Months Ended June 30,		Increase (Decrease)
	2006	2005	2006	2005	2006 vs. 2005
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$400,664	$320,395	94.4%	92.1%	$80,269	25.1%
Military contract revenues	—	9,952	—	2.8	(9,952)	(100.0)
Professional fees	12,882	10,116	3.0	2.9	2,766	27.3
Investment and other revenues	10,892	7,564	2.6	2.2	3,328	44.0

Total	424,438	348,027	100.0	100.0	76,411	22.0

Operating expenses:
Medical expenses	321,545	251,233	75.7	72.2	70,312	28.0
Medical care ratio	77.8%	76.0%				1.8
Military contract expenses	—	(1,734)	—	(0.5)	1,734	(100.0)
General and administrative expenses	50,422	42,158	11.9	12.1	8,264	19.6

Total	371,967	291,657	87.6	83.8	80,310	27.5

Operating income	52,471	56,370	12.4	16.2	(3,899)	(6.9)
Interest expense	(1,002)	(4,349)	(0.3)	(1.3)	3,347	(77.0)
Other income (expense), net	9	302	—	0.1	(293)	(97.0)

Income before income taxes	51,478	52,323	12.1	15.0	(845)	(1.6)
Provision for income taxes	(17,944)	(18,487)	(4.2)	(5.3)	543	(2.9)
Tax rate	34.9%	35.3%				(0.4)

Net income	$33,534	$33,836	7.9%	9.7%	$(302)	(0.9)%

Net income per common share assuming dilution	$0.54	$0.51			$0.03	5.9%

Membership
HMO:
Commercial	265,600	245,100			20,500	8.4%
Medicare	56,900	54,700			2,200	4.0
Medicaid	56,700	52,000			4,700	9.0

Subtotal HMO	379,200	351,800			27,400	7.8

PPO:
Commercial	29,800	27,400			2,400	8.8
Medicare	1,300	—			1,300	100.0

Subtotal PPO	31,100	27,400			3,700	13.5

Medicare Part D	180,300	—			180,300	100.0
Medicare supplement	14,000	16,100			(2,100)	(13.0)
Administrative services	219,700	190,400			29,300	15.4

Total membership	824,300	585,700			238,600	40.7%

Member months
HMO:
Commercial	789,800	730,200			59,600	8.2%
Medicare	169,800	163,300			6,500	4.0
Medicaid	169,000	154,900			14,100	9.1

The table above should be reviewed in association with the discussion that follows.

Summary of Consolidated Results — Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,		Percent Of Revenue Six Months Ended June 30,		Increase (Decrease)
	2006	2005	2006	2005	2006 vs. 2005
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$815,108	$631,750	94.5%	92.4%	$183,358	29.0%
Military contract revenues	—	16,311	—	2.4	(16,311)	(100.0)
Professional fees	25,797	19,969	3.0	2.9	5,828	29.2
Investment and other revenues	21,781	15,856	2.5	2.3	5,925	37.4

Total	862,686	683,886	100.0	100.0	178,800	26.1

Operating expenses:
Medical expenses	658,064	496,188	76.3	72.6	161,876	32.6
Medical care ratio	78.3%	76.1%				2.2
Military contract expenses	138	2,373	—	0.3	(2,235)	(94.2)
General and administrative expenses	101,623	83,631	11.8	12.2	17,992	21.5

Total	759,825	582,192	88.1	85.1	177,633	30.5

Operating income	102,861	101,694	11.9	14.9	1,167	1.1
Interest expense	(1,778)	(5,980)	(0.2)	(0.9)	4,202	(70.3)
Other income (expense), net	(24)	401	—	0.1	(425)	(106.0)

Income before income taxes	101,059	96,115	11.7	14.1	4,944	5.1
Provision for income taxes	(34,854)	(32,874)	(4.0)	(4.8)	(1,980)	6.0
Tax rate	34.5%	34.2%				0.3

Net income	$66,205	$63,241	7.7%	9.3%	$2,964	4.7%

Net income per common share assuming dilution	$1.05	$0.94			$0.11	11.7%

Member months
HMO:
Commercial	1,567,300	1,446,600			120,700	8.3%
Medicare	338,700	324,600			14,100	4.3
Medicaid	336,000	306,500			29,500	9.6

The table above should be reviewed in association with the discussion that follows.

Overview

We are a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. Our strategy has been to develop and offer a portfolio of managed health care products to government agencies, employer groups, and individuals. We derive revenues primarily from our health maintenance organization (HMO) and managed indemnity plans. To a lesser extent, we also derive revenues from professional fees (consisting primarily of fees for providing health care services to non-members, co-payment fees received from members and ancillary products), and investment and other revenue (including fees for workers' compensation third party administration, utilization management services and ancillary products).

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

Executive Summary

Our highlights for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 include:

  Total operating revenues improved by 26.1%. This increase was primarily driven by a 29% increase in medical premiums due to our participation in the new Medicare Part D prescription drug program (PDP), an increase in our HMO membership and premium rate increases. Also contributing to the improvement in operating revenues was a 37.4% increase in investment and other revenues, which increased due to an increase in yield during 2006 and higher average invested balances.
  HMO membership increased 7.8% as a result of new accounts and in-case growth.
  Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased by 220 basis points as a result of the much higher medical care ratio related to the PDP.
  General and administrative (G&A) expenses as a percentage of medical premiums decreased to 12.5% in 2006 from 13.2% in 2005. G&A expenses increased 21.5% primarily due to PDP related expenses, and higher employee compensation related expenses, premium taxes, and brokers' fees.
  Operating income for our managed care and corporate operations improved 18.0% primarily driven by medical premium revenue growth from new members and premium rate increases. Our total operating margin, which is operating income divided by total revenues, decreased 300 basis points as a result of the lower operating margin for the PDP.
  We repurchased 3.1 million shares of our common stock during 2006. Our weighted average common shares outstanding assuming dilution has decreased from 68.0 million in 2005 to 63.5 million in 2006.
  Our net income per common share assuming dilution increased 11.7%.
  Cash flows from operating activities increased to $140.1 million from $41.6 during 2005. We received seven months of payments from the Centers for Medicare and Medicaid Services (CMS) in the first six months of 2006 as the July CMS payments were received at the end of June. We received five months of payments from CMS in the first six months of 2005 as the January CMS payments were received at the end of December 2004. This difference in timing of CMS payments resulted in an increase in cash flows of $121.5 million. The increase was partially offset by operating cash flow used for the PDP. When adjusted for the timing differences noted above, we had negative cash flow of $25.0 million related to the PDP. The negative cash flow is primarily due to CMS reconciliation issues and insufficient funding from CMS for our reimbursable low-income subsidy costs. These costs will be fully reimbursed after CMS performs their year-end reconciliation.

Results Of Operations, Three Months Ended June 30, 2006, Compared To Three Months Ended June 30, 2005

Medical Premiums - The increase in medical premiums for 2006 reflects an 8.2% increase in commercial HMO member months (the number of months individuals are enrolled in a plan), which is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts. HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 5.0% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 2.0%, net of changes in benefits.

The increase in medical premiums for 2006 includes $49.7 million from our stand-alone PDP described below, which was effective January 1, 2006. We recognize medical premiums from the PDP as earned over the contract period. The increase in medical premiums for 2006 also reflects the annual Medicare increase described below and a 4.0% increase in HMO Medicare member months. The growth in Medicare member months contributes significantly to the increase in medical premiums as the Medicare per member premium rates are more than three times the average commercial premium rate.

                    PDP States
In 2005, CMS selected us to participate in the new voluntary PDP for our Medicare Advantage plans as well as a stand-alone program. We were also selected to participate in a local and regional Medicare Advantage PPO plans. Sierra Health and Life Insurance Company, Inc. (SHL) offers the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL has also been selected as a PDP sponsor in the same states for dual-eligible Medicare and Medicaid beneficiaries who are auto-enrolled into the program. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies. At June 30, 2006, we had 180,300 beneficiaries enrolled in the PDP, the majority of which were dual-eligible beneficiaries.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology effective January 1, 2008. In 2005, we were paid 70% based on the previous payment methodology and 30% based on the new methodology. For 2006 and 2007, we will be paid 50% and 25%, based on the previous payment methodology and 50% and 75%, based on the new methodology, respectively. The new payment methodology reduced our 2006 annual Medicare increase by 240 basis points. Including the effect of the revised Medicare Advantage bid process, changes in membership mix and the additional payments for the PDP, our net 2006 Medicare increase was approximately 7%.

Early in 2005, CMS replaced its legacy Group Health Plan system. The transition to the new system had led to some incorrect transactions and inconsistencies in the payments and data we received from CMS. While we believe the transactions and payments received in 2006 have been complete and accurate, we received overpayments from CMS in excess of our current best estimate of Medicare premiums in 2005. We have made CMS aware of the issue and they are in the process of researching it. We expect these funds to be settled with CMS over the course of the next several quarters.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. At June 30, 2006, we had approximately 43,300 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state's Medicaid program. At June 30, 2006, we also have approximately 13,400 Nevada Check Up members. Nevada Check Up is the state's Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. We received a 1.0% increase in Medicaid rates for 2005 compared to a 0.9% decrease on January 1, 2006, due in large part to our mix of Medicaid members; however, we received a 2.6% increase on our current rate on July 1, 2006.

Our current contract to provide certain Medicaid services has been extended to October 31, 2006. We received notice from the DHCFP of its intent to award a contract to Health Plan of Nevada, Inc. as one of two Medicaid managed care contractors in the state of Nevada. The award is subject to the negotiation of final contract terms and specifications. Once awarded, the new contract will be effective until June 30, 2009. The new contract includes a provision that allows the DHCFP, at its sole option, to extend the contact for up to two additional years.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Military Contract Revenues - The decrease in military contract revenues resulted from Sierra Military Health Services LLC (SMHS) completing its health care operations under the TRICARE contract on August 31, 2004. On

 September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the Department of Defense (DoD). Revenues for 2005 primarily related to the phase-out and final settlement of the military health care operations.

Professional Fees - The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries and a new contract to provide anesthesiology services to a local hospital, which started in the third quarter of 2005.

Investment and Other Revenues - Higher average invested balances and an increase in yield during 2006 primarily contributed to the increase in investment and other revenues. See Note 2, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses - Our medical care ratio increased 180 basis points primarily due to the PDP, which had medical expenses of $41.6 million and has a much higher medical care ratio than our other products. Medical premiums from the PDP are recognized as earned over the contract period; however, pharmacy and administrative costs are recognized as incurred with no allocation or annualized estimation of the impact of deductibles, the coverage gap or "donut hole," prior to it being reached by the member, or reinsurance. This method of recognizing revenues and expenses results in a disproportionate amount of expense in the first part of each contract year when the plan is responsible for a larger portion of the drug cost.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2006, was 41.88 compared to 44.01 for 2005. The decrease is primarily due to the increase in pharmacy claims related to the PDP, which have a shorter payment cycle than our other medical claims.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $33.0 million and $32.4 million, or 10.3% and 12.9%, of our total medical expenses for 2006 and 2005, respectively. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 28.3% and 33.1% of our total medical expenses for 2006 and 2005, respectively.

Military Contract Expenses - The decrease in military contract expenses resulted from SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily related to the phase-out and final settlement of the military health care operations.

General and Administrative Expenses - G&A expenses increased primarily due to PDP related expenses, and higher employee compensation related expenses, premium taxes, and brokers' fees. As a percentage of medical premiums, G&A expenses were 12.6% for 2006, compared to 13.2% for 2005.

Interest Expense - Debenture holders converted $63.0 million of our senior convertible debentures in the second and third quarters of 2005. This conversion resulted in a decrease in interest expense in 2006 compared to 2005.

Provision for Income Taxes - Our effective tax rate is less than the statutory rate due primarily to tax-preferred investments. The 2006 tax rate was lower than 2005 primarily due to a decrease in state income taxes from our military health services operations segment, which had no state income taxes in 2006.

Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us. We use significant estimates and judgments in determining our effective tax rate. We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments. Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation; any adjustments are included in the effective tax rate in the current period.

Results Of Operations, Six Months Ended June 30, 2006, Compared To Six Months Ended June 30, 2005

Medical Premiums - The increase in medical premiums for 2006 reflects an 8.3% increase in commercial HMO member months, a 9.6% increase in Medicaid member months and a 4.3% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate. The increase in medical premiums for 2006 also includes $111.7 million from our stand-alone PDP, which was effective January 1, 2006.

HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 5.2% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 2.7%, net of changes in benefits. The annual Medicare rate increase was approximately 7%.

Military Contract Revenues - The decrease in military contract revenues resulted from SMHS completing its health care operations under the TRICARE contract on August 31, 2004. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. Revenues for 2005 primarily related to the phase-out and final settlement of the military health care operations.

Professional Fees - The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries and a new contract to provide anesthesiology services to a local hospital, which started in the third quarter of 2005.

Investment and Other Revenues - Higher average invested balances and an increase in yield during 2006 primarily contributed to the increase in investment and other revenues. See Note 2, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses - Our medical care ratio increased 220 basis points primarily due to the PDP, which had medical expenses of $102.1 million and has a much higher medical care ratio than our other products. We incurred capitation expenses with non-affiliated providers of $65.7 million and $64.3 million, or 10.0% and 13.0%, of our total medical expenses for 2006 and 2005, respectively. Also included in medical expenses are the operating expenses of the Company's medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 27.6% and 32.7% of our total medical expenses for 2006 and 2005, respectively.

Military Contract Expenses - The decrease in military contract expenses resulted from SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily related to the phase-out and final settlement of the military health care operations.

General and Administrative Expenses - G&A expenses increased primarily due to PDP related expenses, and higher employee compensation related expenses, premium taxes, and brokers' fees. As a percentage of medical premiums, G&A expenses were 12.5% for 2006, compared to 13.2% for 2005.

Interest Expense - Debenture holders converted $63.0 million of our senior convertible debentures in the second and third quarters of 2005. This conversion resulted in a decrease in interest expense in 2006 compared to 2005.

Provision for Income Taxes - Our effective tax rate is less than the statutory rate due primarily to tax-preferred investments. The 2006 tax rate was higher than 2005 due to a tax benefit recorded in the first quarter of 2005 based on a reconciliation of our tax accounts to the previously filed income tax returns. The benefit in 2005 was partially offset by higher state income taxes from our military health services operations segment, which had no state income taxes in 2006.

Liquidity and Capital Resources

A summary of our major sources and uses of cash for the six months ended June 30, 2006 and 2005 is reflected in the table below.

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Sources of cash:
Cash provided by operating activities	$140,097	$41,590
Proceeds from other long-term debt	20,000	—
Other	20,979	13,314

Total cash sources	$181,076	$54,904

Uses of cash:
Purchase of investments, net of proceeds	$(36,268)	$(83,232)
Purchase of treasury stock	(127,780)	(50,864)
Other	(8,232)	(16,005)

Total cash uses	$(172,280)	$(150,101)

Net increase (decrease) in cash	$8,796	$(97,197)

Our primary sources of cash are from premiums, professional fees, and income received on investments. Cash is used primarily for claim and benefit payments and operating expenses. We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our investment policies.

Cash flows from operating activities increased to $140.1 million from $41.6 during 2005. We received seven months of payments from CMS in the first six months of 2006, as the July CMS payments were received at the end of June. We received five months of payments from CMS in the first six months of 2005, as the January CMS payments were received at the end of December 2004. This difference in timing of CMS payments resulted in an increase in cash flows of $121.5 million. The increase was partially offset by operating cash flow used for the PDP. When adjusted for the timing differences noted above, we had negative cash flow of $25.0 million related to the PDP. The negative cash flow is primarily due to CMS reconciliation issues and insufficient funding from CMS for our reimbursable low-income subsidy costs. We expect this trend to continue negatively impacting our operating cash flow for the remainder of the year. These costs will be fully reimbursed after CMS performs their year-end reconciliation.

Net cash used for investing activities during 2006 included capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the period was an increase in investments, as operating cash was used to purchase investments.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of our common stock before March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. We can redeem the debentures for cash beginning on or after March 20, 2008.

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

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility. Effective June 26, 2006, this facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%. The facility is available for general corporate purposes and at June 30, 2006, we had $20.0 million drawn on this facility.

The credit facility is secured by guarantees by certain of our subsidiaries and a first priority security interest in: (i) all of the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, certain real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

The revolving credit facility's covenants limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchases

From January 1, 2006 through June 30, 2006, we purchased 3.1 million shares of our common stock, in the open market or through negotiated transactions, for $127.8 million at an average cost per share of $40.91. Since the repurchase program began in early 2003 and through June 30, 2006, we purchased, in the open market or through negotiated transactions, 25.2 million shares for $515.5 million at an average cost per share of $20.45.

On both February 16, 2006 and April 20, 2006, our Board of Directors authorized us to purchase an additional $75.0 million, for a total of $150.0 million in share repurchases. At July 25, 2006, $64.4 million was available under the Board of Directors' authorized plan. The repurchase program has no stated expiration date.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $17.5 million at June 30, 2006. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $96.9 million in cash and cash equivalents held at June 30, 2006, $82.8 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2005, see "Contractual Obligations, Commitments and Off-Balance Sheet Arrangements" included in the "Liquidity and Capital Resources" section of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position or results of operations.

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

	A.M. Best Company, Inc. (2)		Fitch Ratings (1)		Standard & Poor's Corp. (2)

	Rating	Ranking	Rating	Ranking	Rating	Ranking

Financial strength rating:
HMO and health and life insurance subsidiaries	B++ Very Good	5th of 16	A- Strong	7th of 23	n/a	n/a
Issuer credit ratings:
HMO and health and life insurance subsidiaries	bbb+ Very Good	8th of 22	n/a	n/a	n/a	n/a
Parent company	bb+ Speculative	11th of 22	BBB Good	9th of 23	n/a	n/a
Counterparty credit rating	n/a	n/a	n/a	n/a	BB+ Speculative	11th of 22
Senior convertible debentures	bb+ Speculative	11th of 22	BBB- Investment Grade	10th of 23	BB+ Speculative	11th of 22

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

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include, but are not limited to, possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, our former military health care operations contract with TRICARE, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services.

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

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. Our critical accounting policies and estimates have been reviewed by the Audit Committee of our Board of Directors.

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2005 Annual Report on Form 10-K. As of June 30, 2006, our critical accounting policies have not changed from those described on our 2005 Annual Report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, we had unrealized holding losses on available for sale investments of $3.9 million, net of tax, compared to unrealized holding losses of $1.8 million, net of tax, at December 31, 2005. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At June 30, 2006, we had outstanding $51.5 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The borrowing rate on our revolving credit facility is currently LIBOR plus 0.60%. At June 30, 2006, we had $20.0 million outstanding on this facility.

At June 30, 2006, we had approximately $89.3 million invested in trust deed mortgage notes and real estate joint ventures. Trust deed mortgage notes and real estate joint ventures are classified and accounted for as other investments. Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments are typically based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the values of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due. Our investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah. We have made assessments as to the value and recoverability of our investments in our trust deed mortgage notes and real estate joint ventures. We believe our investments in trust deed mortgage notes and real estate joint ventures are properly stated at June 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Although we have not been sued, we were identified in discovery submissions in pending class action litigation against major managed care companies, as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

Beginning in 1999, a series of class action lawsuits were filed against many major firms in the health benefits business alleging an unlawful conspiracy to deny, diminish or delay payments to physicians. We have not been named as a defendant in these lawsuits. A multi-district litigation panel has consolidated some of these cases in the United States District Court for the Southern District of Florida, Miami Division. In the lead case, known as Shane, the amended complaint alleges multiple violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The suit seeks injunctive, compensatory and equitable relief as well as restitution, costs, fees and interest payments. On April 7, 2003, the United States Supreme Court determined that certain claims against certain defendants should be arbitrated.

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

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (PacifiCare), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, United Health Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to find reasonably that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations. Plaintiffs have not announced whether they intend to appeal. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all existing litigation and legal matters, we accrued amounts we believe to be appropriate, based on information presently available, for claims that are considered probable and for which the amount of loss can be reasonably estimated. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on our financial condition.

Item 1A. Risk Factors

As of June 30, 2006, our risk factors have not changed from those described in our 2005 Annual Report on Form 10-K. For a detailed discussion of the risks associated with an investment in our securities, see "Risk Factors" in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Below, is a summary of stock repurchases for the six months ended June 30, 2006. See Note 5, Share Repurchases, of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
	(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$42,125
January 1, 2006 - January 31, 2006	70	$39.30	70	39,392
February 1, 2006 - February 28, 2006	1,010	40.35	1,010	73,675
March 1, 2006 - March 31, 2006	1,121	42.49	1,121	26,056
April 1, 2006 - April 30, 2006	633	39.97	633	75,764
May 1, 2006 - May 31, 2006	290	39.15	290	64,427
June 1, 2006 - June 30, 2006	—	—	—	64,427
(1)	Certain repurchases were made pursuant to a 10b5-1 plan.
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

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2006 - January 31, 2006	$500,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2006 - February 28, 2006	—	—	—	—
March 1, 2006 - March 31, 2006	—	—	—	—
April 1, 2006 - April 30, 2006	—	—	—	—
May 1, 2006 - May 31, 2006	—	—	—	—
June 1, 2006 - June 30, 2006	—	—	—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

Sierra held its annual meeting of stockholders on May 24, 2006 in Las Vegas, Nevada.

The following persons were reelected directors for two-year terms ending in 2008 based on the voting results below:

Name	For	Withheld
Albert L. Greene	52,694,050	506,224
Erin E. MacDonald	51,959,909	1,240,365
Charles L. Ruthe	51,659,218	1,541,056

The following persons' terms as directors continued after the meeting and end in 2007.

Name
Thomas Y. Hartley
Michael E. Luce
Anthony M. Marlon, M.D.
Anthony L. Watson

The stockholders approved the Amended and Restated Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan based on the voting results below:

			Broker
For	Against	Abstain	Non-votes
42,800,426	6,468,048	47,421	0

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2006. The voting results were as follows:

			Broker
For	Against	Abstain	Non-votes
53,146,257	37,536	16,481	0

Item 5. Other Information

None

Item 6. Exhibits
(10.1)	Fifth Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, and lenders including, among others, Bank of America, N.A., as administrative agent and US Bank, N.A. and Calyon New York Branch as syndication agents. Documentation agents include The Bank of New York, JPMorgan Chase Bank, N.A., Harris, N.A. and Wells Fargo Bank, N.A. Banc of America Securities LLC is serving as the sole lead arranger and book manager under this amended credit facility.
(31.1)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ MARC R. BRIGGS Marc R. Briggs Vice President of Finance, Chief Accounting Officer

 Date: July 26, 2006