Form 10-Q
period 2006-09-30
SIERRA HEALTH SERVICES INC
filed 2006-10-26
CIK 754009

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

 (Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from                 to

Commission File Number: 1-8865

SIERRA HEALTH SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0200415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2724 North Tenaya Way, Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 242-7000

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

The number of shares outstanding of the registrant’s Common Stock as of October 25, 2006 was 57,115,000.

Sierra Health Services, Inc.
Quarterly Report on Form 10-Q
For The Period Ended September 30, 2006

i

Part I. Financial Information
Item 1.  Financial Statements
Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$77,925	$88,059
Investments	243,332	281,250
Accounts receivable (less allowance for doubtful accounts: 2006 - $4,920; 2005 - $5,792)	26,445	14,501
Current portion of deferred tax asset	26,092	23,949
Prepaid expenses and other current assets	81,688	30,596
Total current assets	455,482	438,355

Property and equipment, net	72,001	71,357
Restricted cash and investments	19,311	18,252
Goodwill (less accumulated amortization: 2006 and 2005 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	14,354	13,266
Note receivable (less valuation allowance: 2006 and 2005 - $15,000)	47,000	47,000
Other assets	95,187	65,834
Total assets	$718,117	$668,846

Liabilities and stockholders’ equity
Current liabilities:
Accrued and other current liabilities	$73,078	$58,238
Trade accounts payable	2,165	2,347
Accrued payroll and taxes	28,216	21,469
Medical claims payable	157,263	135,867
Unearned premium revenue	52,566	49,067
Current portion of long-term debt	104	106
Total current liabilities	313,392	267,094

Long-term debt (less current portion)	43,729	52,307
Other liabilities	64,057	65,193
Total liabilities	421,178	384,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2006 - 70,689; 2005 - 69,136 shares issued	354	346
Treasury stock: 2006 - 13,579; 2005 - 11,006 common stock shares	(485,852)	(377,190)
Additional paid-in capital	434,543	400,287
Accumulated other comprehensive loss	(2,235)	(1,750)
Retained earnings	350,129	262,559
Total stockholders’ equity	296,939	284,252
Total liabilities and stockholders’ equity	$718,117	$668,846

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Medical premiums	$405,618	$327,084	$1,220,726	$958,834
Military contract revenues	—	11	—	16,322
Professional fees	13,300	11,133	39,097	31,102
Investment and other revenues	11,079	9,215	32,860	25,071
Total	429,997	347,443	1,292,683	1,031,329

Operating expenses:
Medical expenses	323,694	259,591	981,758	755,779
Military contract expenses	—	(108)	138	2,265
General and administrative expenses	51,291	43,451	152,914	127,082
Total	374,985	302,934	1,134,810	885,126

Operating income	55,012	44,509	157,873	146,203
Interest expense	(1,015)	(1,991)	(2,793)	(7,971)
Other income (expense), net	14	427	(10)	828

Income before income taxes	54,011	42,945	155,070	139,060
Provision for income taxes	(19,082)	(14,503)	(53,936)	(47,377)
Net income	$34,929	$28,442	$101,134	$91,683

Net income per common share	$0.62	$0.50	$1.78	$1.67

Net income per common share assuming dilution	$0.56	$0.43	$1.61	$1.38

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)
	Common Stock		In Treasury		Additional Paid-in	Deferred Compen-	Accumulated Other Comprehensive	Retained	Total Stock- holders’

	Shares	Amount	Shares	Amount	Capital	sation	Loss	Earnings	Equity
Balance, January 1, 2005	61,954	$310	9,192	$(237,876)	$286,439	$(288)	$(245)	$153,357	$201,697
Common stock issued in connection with stock plans	1,822	9	(317)	8,731	21,875	(5,248)	—	(5,771)	19,596
Stock-based compensation expense	—	—	—	—	1,080	3,797	—	—	4,877
Common stock issued in connection with conversion of debentures	6,890	34	—	—	62,966	—	—	—	63,000
Tax benefits from share-based payment arrangements	—	—	—	—	17,470	—	—	—	17,470
Repurchase of common stock shares	—	—	2,186	(144,421)	—	—	—	—	(144,421)
Treasury shares not included in stock dividend	(1,869)	(9)	—	—	—	—	—	—	(9)
Comprehensive income:
Net income	—	—	—	—	—	—	—	91,683	91,683
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($231 pretax)	—	—	—	—	—	—	(1,059)	—	(1,059)
Total comprehensive income	—	—	—	—	—	—	(1,059)	91,683	90,624
Balance, September 30, 2005	68,797	$344	11,061	$(373,566)	$389,830	$(1,739)	$(1,304)	$239,269	$252,834

Balance, January 1, 2006	69,136	$346	11,006	$(377,190)	$400,287	$—	$(1,750)	$262,559	$284,252
Common stock issued in connection with stock plans	624	3	(562)	19,095	8,534	—	—	(13,569)	14,063
Stock-based compensation expense	—	—	(1)	23	5,782	—	—	5	5,810
Common stock issued in connection with conversion of debentures	929	5	—	—	8,495	—	—	—	8,500
Excess tax benefits from share-based payment arrangements	—	—	—	—	11,445	—	—	—	11,445
Repurchase of common stock shares	—	—	3,136	(127,780)	—	—	—	—	(127,780)
Comprehensive income:
Net income	—	—	—	—	—	—	—	101,134	101,134
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($746 pretax)	—	—	—	—	—	—	(485)	—	(485)
Total comprehensive income	—	—	—	—	—	—	(485)	101,134	100,649
Balance, September 30, 2006	70,689	$354	13,579	$(485,852)	$434,543	$—	$(2,235)	$350,129	$296,939

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

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$101,134	$91,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,327	11,167
Stock-based compensation expense	5,810	4,877
Excess tax benefits from share-based payment arrangements	(11,445)	—
Provision for doubtful accounts	1,796	1,910
Loss on property and equipment dispositions	213	131
Change in operating assets and liabilities:
Military accounts receivable	21	24,487
Deferred tax asset	8,459	13,801
Other current assets	(64,769)	2,521
Other assets	(4,270)	(323)
Accrued payroll and taxes	6,747	(4,141)
Medical claims payable	21,396	7,695
Military health care payable	—	(17,061)
Other current liabilities	14,121	(19,928)
Unearned premium revenue	3,499	40,511
Other liabilities	(1,136)	(4,385)
Net cash provided by operating activities	93,903	152,945

Cash flows from investing activities:
Capital expenditures, net of dispositions	(13,183)	(8,566)
Purchase of investments, net of proceeds	11,500	(138,572)
Net cash used for investing activities	(1,683)	(147,138)

Cash flows from financing activities:
Payments on debt and capital leases , net of proceeds	(82)	(84)
Purchase of treasury stock	(127,780)	(144,421)
Excess tax benefits from share-based payment arrangements	11,445	—
Exercise of stock in connection with stock plans	14,063	19,596
Net cash used for financing activities	(102,354)	(124,909)

Net decrease in cash and cash equivalents	(10,134)	(119,102)
Cash and cash equivalents at beginning of period	88,059	207,619
Cash and cash equivalents at end of period	$77,925	$88,517

Supplemental condensed consolidated statement of cash flows information:
Cash paid during the period for interest	$(2,672)	$(8,533)
Net cash paid during the period for income taxes	(37,398)	(33,410)
Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	8,500	63,000
Additions to capital leases	—	19

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Sierra Health Services, Inc. (“Sierra”, a holding company, together with its subsidiaries, collectively referred to herein as the “Company"). All material intercompany balances and transactions have been eliminated. These statements and the Company’s annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been reclassified to conform to the current year presentation.

On December 7, 2005, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend effective December 30, 2005. Consequently, all common stock shares and per share amounts, including the number of shares and average prices per share paid under the Company’s share repurchase program reflect the retroactive effects of the two-for-one common stock split. Since the common stock dividend was issued on outstanding shares, the shares held as treasury stock at December 30, 2005 were not adjusted to reflect the two-for-one split.

2.     Significant Accounting Policies

Medicare Part D Prescription Drug Program (“PDP”)

For 2006, the Company contracted with the Centers for Medicare and Medicaid Services (“CMS”) to offer a stand-alone PDP to eligible Medicare beneficiaries effective January 1, 2006. The Company offers a stand-alone PDP in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. The Company has also been selected as a PDP sponsor in the same states for auto-enrolled Medicare and Medicaid beneficiaries.

The Company recognizes premium revenue as earned over the contract period; however, pharmacy and administrative costs are recognized as incurred with no allocation or annualized estimation of the impact of deductibles, the coverage gap or “donut hole,” prior to it being reached by the member, or reinsurance. This method of recognizing revenues and expenses results in a disproportionate amount of expense in the first part of each contract year when the plan is responsible for a larger portion of the drug cost.

CMS shares in the risk of pharmacy costs related to the PDP. The Company recognizes a risk sharing payable or receivable based on the year-to-date activity. The risk sharing payable or receivable is accumulated for each contract and recorded in the Condensed Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

Payments from CMS for reinsurance and for cost sharing related to low income individuals (“Subsidies”) are recorded as a payable when received. This payable is reduced when reinsurance is utilized and Subsidies are provided by the Company. This activity is accumulated, and when the net balance for each contract is negative, it is reclassed to a receivable. The payable or receivable is recorded in the Condensed Consolidated Balance Sheet in

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

A reconciliation of the final risk sharing, Subsidies, and reinsurance amounts is performed following the end of the contract year and is expected to be finalized in the third quarter of 2007.

3.     Investments

Of the cash and cash equivalents and current unrestricted investments that total $321.3 million in the accompanying Condensed Consolidated Balance Sheet at September 30, 2006, $274.5 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies’ securities, municipal bonds, corporate bonds, securities, trust deed mortgage notes, and real estate joint ventures. At September 30, 2006, approximately 66% of the Company’s investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. The Company calculates realized gains and losses using the specific identification method and includes them in investment and other revenues. Unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments. The Company does not believe any of its available-for-sale and restricted investments are other than temporarily impaired at September 30, 2006.

The Company classifies investments in trust deed mortgage notes and real estate joint ventures as other investments. These investments are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company believes that no adjustments are required to its recorded amounts of investments in trust deed mortgage notes and real estate joint ventures at September 30, 2006.

4.     Long-Term Debt

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures are not guaranteed by any of Sierra’s subsidiaries. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of the Company’s common stock before March 15, 2023 if: (i) the market price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company’s common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003, and for each subsequent period, the market price of the Company’s common stock exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018, or upon certain corporate events, including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The Company can redeem the debentures for cash beginning on or after March 20, 2008.

During 2005, the Company received offers and entered into five separate privately negotiated transactions with debenture holders (“holders”) pursuant to which the holders converted an aggregate of $63.0 million of debentures

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

they owned into approximately 6.9 million shares of Sierra common stock in accordance with the indenture governing the debentures. During the first quarter of 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock. During the third quarter of 2006, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8,000,000 in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures.

Revolving Credit Facility - On March 3, 2003, the Company entered into a revolving credit facility. Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus .60%. The facility is available for general corporate purposes and at September 30, 2006, the Company had nothing drawn on this facility.

The credit facility remains secured by guarantees by certain of the Company’s subsidiaries and a first priority perfected security interest in (i) all of the capital stock of each of the Company’s unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, certain real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII Financial, Inc. (“CII”) and certain other exclusions.

The revolving credit facility's covenants limit the Company’s ability to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. The Company’s ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement.

5.     Employee and Director Benefit Plans

Stock-Based Compensation - The Company's employee stock plan and non-employee director stock plan provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of restricted stock units, options, and other stock-based awards. At September 30, 2006, the employee plan and the non-employee director plan permit the granting of share options and shares of up to 4.0 million and 232,000 shares, respectively, of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” ("APB 25") as amended. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, the Company adopted SFAS 123R using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the stock-based compensation expense included in the Condensed Consolidated Statements of Income for all stock-based compensation plans that were recorded in accordance with SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30, 2006
	(In thousands)
Medical expenses	$250	$671
General and administrative expenses	2,518	5,139
Stock-based compensation expense before income taxes	2,768	5,810
Income tax benefit	(969)	(2,034)
Total stock-based compensation expense after income taxes	$1,799	$3,776

The application of SFAS 123R had the following effect on reported amounts relative to the amounts that would have been reported using the intrinsic value method prescribed by APB 25, which the Company used before adopting SFAS 123R.

	Three Months Ended September 30, 2006
	Under APB 25	As Reported Under SFAS 123R	Difference
	(In thousands, except per share data)
Operating income	$55,999	$55,012	$(987)

Income before income taxes	$54,998	$54,011	$(987)

Net income	$35,571	$34,929	$(642)

Net income per share	$0.63	$0.62	$(0.01)
Net income per share assuming dilution	0.57	0.56	(0.01)

Cash flow from operating activities	$(45,009)	$(46,194)	$(1,185)
Cash flow from financing activities	(16,685)	(15,500)	1,185

	Nine Months Ended September 30, 2006
	Under APB 25	As Reported Under SFAS 123R	Difference
	(In thousands, except per share data)
Operating income	$161,645	$157,873	$(3,772)

Income before income taxes	$158,842	$155,070	$(3,772)

Net income	$103,586	$101,134	$(2,452)

Net income per share	$1.82	$1.78	$(0.04)
Net income per share assuming dilution	1.64	1.61	(0.03)

Cash flow from operating activities	$105,348	$93,903	$(11,445)
Cash flow from financing activities	(113,799)	(102,354)	11,445

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2006, net cash proceeds realized from stock option exercises and purchases under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) were $14.1 million and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan was $11.4 million.

Before January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by APB 25. Accordingly, no compensation cost was recognized for the Company’s employee stock plans except for those expenses associated with restricted stock units and certain stock options in which vesting was or had been agreed to be accelerated.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005
	(In thousands, except per share data)
Net income, as reported	$28,442	$91,683
Less: total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,420)	(4,957)
Pro forma net income	$27,022	$86,726

Net income per share, as reported	$0.50	$1.67
Pro forma net income, per share	0.48	1.58

Net income per share assuming dilution, as reported	$0.43	$1.38
Pro forma net income, per share	0.41	1.31

Stock Options and Employee Stock Purchase Plan

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (1)	2006 (1)	2005
Average expected term (years)	—	—	—	2.16
Risk-free interest rates	—	—	—	3.68%
Expected volatility	—	—	—	50.60%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	—	—	—	$15.23

(1)	No stock options were granted during the period.

The exercise price of options equals the market price of the Company's stock on the date of grant. Stock options generally vest at a rate of 20% - 100% per year and expire from five to ten years from the date of grant.

The Company's Purchase Plan allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. During 2006, 158,000 and 49,000 shares were purchased at prices of $30.67 and $34.43 per share, respectively. At September 30, 2006, the Company had 770,000 shares reserved for purchase under the Purchase Plan.

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value shares purchased under the Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (1)	2006	2005
Average expected term (years)	—	—	.50	.50
Risk-free interest rates	—	—	4.32%	2.58%
Expected volatility	—	—	34.70%	27.76%
Dividend yield	—	—	—	—
Weighted-average fair value at grant date	—	—	$9.95	$6.30

(1)	No shares were granted under the Purchase Plan during the period.

The computation of expected volatility is based on a combination of the Company’s historical and market-based implied volatility. The computation of average expected term is based on the Company’s historical exercise patterns. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table reflects the activity of the stock option plans for the nine months ended September 30, 2006:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	Remaining	Value
	(In thousands)		(In years)	(In thousands)
Outstanding, January 1, 2006	2,844	$11.09
Granted	—	—
Exercised	(966)	8.03
Canceled	(50)	9.04
Outstanding, September 30, 2006	1,828	12.78	5.82	$45,802

Exercisable at September 30, 2006	659	$12.69	5.28	$16,573

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market price of the Company’s stock on September 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $3.4 million and $6.5 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $32.1 million and $47.6 million, respectively.

The following table reflects the activity of the nonvested stock options for the nine months ended September 30, 2006:

	Number	Weighted-Average
	Of	Grant Date
	Shares	Fair Value
	(In thousands)
Nonvested shares, January 1, 2006 (1)	1,558	$6.44
Granted	—	—
Vested	(523)	5.92
Canceled	(33)	5.72
Nonvested shares, September 30, 2006 (1)	1,002	$6.74

(1)	Excludes 172,000 and 167,000 shares at January 1, 2006 and September 30, 2006, respectively, which vested in 2005, but are not exercisable until 2008.

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2006, the Company expects to recognize future total compensation cost of $5.2 million related to nonvested stock options over a weighted-average period of 1.1 years.

Restricted Stock Units

In January 2006, the Company issued 4,000 units of restricted stock (“Units”) to each of the six non-employee Directors. Each Unit represents a nontransferable right to receive one share of the Company’s common stock and there is no cost by the recipient to exercise the Units. The Units vest on the fourth anniversary of the grant date or earlier based on the occurrence of certain events. The fair value of the transaction was based on the number of Units issued and the Company stock price on the date of issuance, which was $38.49, and an estimated forfeiture rate. Total expense associated with the Units was $48,000 and $287,000 for the three and nine months ended September 30, 2006.

In August 2006, the Company issued 210,000 Units to certain members of its management. The Units vest according to a variety of vesting schedules, or earlier based on the occurrence of certain events. The majority of Units have a three year holding period from the date of grant. The fair value of the transaction was based on the number of Units issued, the Company stock price on the date of issuance, which was $43.60, and an estimated forfeiture rate. A discount was applied to the Units with a holding period as a result of the lack of marketability between the vesting dates and settlement dates. The fair value of Units granted with a three year holding period was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 32.3%, risk-free interest rate of 4.8% and dividend rate of 0%. Total expense associated with the Units was $1.7 million for the three and nine months ended September 30, 2006.

The following table reflects the activity of the restricted stock unit plans for the nine months ended September 30, 2006:

	Number	Aggregate
	Of	Intrinsic
	Shares	Value
(In thousands)
Outstanding, January 1, 2006	—
Granted	234
Vested	—
Canceled	—
Outstanding, September 30, 2006(1)(2)	234	$8,855

(1)	Exercise price for all Units is $0.00. (2) Does not include 406,000 shares that have vested but have not settled.

As of September 30, 2006, the Company expects to recognize future total compensation cost of $6.9 million related to current nonvested units over a weighted-average period of 1.1 years.

Supplemental Executive Retirement Plan (“SERP”) - The Company has a SERP that provides retirement benefits for selected senior managers. The Company has a $25.0 million liability related to the SERP at September 30, 2006 and a $22.9 million liability at December 31, 2005. This liability is recorded in other liabilities in the Condensed Consolidated Balance Sheet.

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2006, the Company contributed $548,000 to its SERP to fund benefit payments and anticipates making approximately $182,000 in additional contributions during the remainder of the year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$126	$94	$378	$283
Interest cost	399	321	1,197	962
Amortization of prior service credits	302	303	908	908
Recognized actuarial loss	32	—	96	—
Net periodic benefit cost	$859	$718	$2,579	$2,153

6. Share Repurchases

From January 1, 2006 through September 30, 2006, the Company purchased 3.1 million shares of its common stock, in the open market or through negotiated transactions, for $127.8 million at an average cost per share of $40.91. Since the repurchase program began in early 2003 and through September 30, 2006, the Company purchased, in the open market or through negotiated transactions, 25.2 million shares for $515.5 million at an average cost per share of $20.45.

On February 16, 2006, April 20, 2006 and October 19, 2006 the Company’s Board of Directors authorized the Company to purchase an additional $75.0 million, for a total of $225.0 million in share repurchases. At October 25, 2006, $139.4 million was available under the Board of Directors’ authorized plan. The repurchase program has no stated expiration date. The Company’s revolving credit facility, as amended, allows for unlimited stock repurchases based on meeting the required leverage ratio.

7. Earnings Per Share

The following table provides a reconciliation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Basic income per share:
Net income	$34,929	$28,442	$101,134	$91,683

Weighted average common shares outstanding	56,332	56,770	56,706	54,818

Net income per common share	$0.62	$0.50	$1.78	$1.67

Diluted income per share:
Net income	$34,929	$28,442	$101,134	$91,683
Interest expense on Sierra debentures, net of tax	185	239	562	1,066
Income for purposes of computing diluted net income per share	$35,114	$28,681	$101,696	$92,749

Weighted average common shares outstanding	56,332	56,770	56,706	54,818
Dilutive options and restricted shares outstanding	807	1,676	943	2,020
Dilutive impact of conversion of Sierra debentures	5,517	7,798	5,598	10,554
Weighted average common shares outstanding assuming dilution	62,656	66,244	63,247	67,392

Net income per common share assuming dilution	$0.56	$0.43	$1.61	$1.38

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  Comprehensive Income

The following table presents comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)

Net income	$34,929	$28,442	$101,134	$91,683
Change in net unrealized holding gain (loss) on available-for-sale investments	1,640	(909)	(485)	(1,059)
Comprehensive income	$36,569	$27,533	$100,649	$90,624

9.  Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the recognition of the unfunded status of pension and other postretirement benefit plans on the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 158 on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its consolidated financial position or results of operations.

10.  Segment Reporting

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care segment includes managed health care services provided through a health maintenance organization (“HMO”), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers’ compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sierra Military Health Services LLC (“SMHS”) completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company’s TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the Department of Defense (“DoD”). SMHS did not meet the definition of discontinued operations since the Company did not have plans to dispose of the operations before the phase-out was completed.

During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 43% and 37% of its total consolidated revenues from agencies of the U.S. government for the three months ended September 30, 2006 and 2005, respectively. The Company generated approximately 45% and 39% of its total consolidated revenues from agencies of the U.S. government for the nine months ended September 30, 2006 and 2005, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Three months ended September 30, 2006
Medical premiums	$405,618	$—	$405,618
Professional fees	13,300	—	13,300
Investment and other revenues	11,075	4	11,079
Total revenue	$429,993	$4	$429,997

Segment operating profit	$55,008	$4	$55,012
Interest expense	(1,015)	—	(1,015)
Other income (expense), net	14	—	14
Income before income taxes	$54,007	$4	$54,011

Three months ended September 30, 2005
Medical premiums	$327,084	$—	$327,084
Military contract revenues	—	11	11
Professional fees	11,133	—	11,133
Investment and other revenues	9,171	44	9,215
Total revenue	$347,388	$55	$347,443

Segment operating profit	$44,346	$163	$44,509
Interest expense	(1,991)	—	(1,991)
Other income (expense), net	408	19	427
Income before income taxes	$42,763	$182	$42,945

Nine months ended September 30, 2006
Medical premiums	$1,220,726	$—	$1,220,726
Professional fees	39,097	—	39,097
Investment and other revenues	32,812	48	32,860
Total revenue	$1,292,635	$48	$1,292,683

Segment operating profit (loss)	$157,963	$(90)	$157,873
Interest expense	(2,793)	—	(2,793)
Other income (expense), net	(10)	—	(10)
Income (loss) before income taxes	$155,160	$(90)	$155,070

Nine months ended September 30, 2005
Medical premiums	$958,834	$—	$958,834
Military contract revenues	—	16,322	16,322
Professional fees	31,102	—	31,102
Investment and other revenues	24,551	520	25,071
Total revenue	$1,014,487	$16,842	$1,031,329

Segment operating profit	$131,626	$14,577	$146,203
Interest expense	(7,961)	(10)	(7,971)
Other income (expense), net	1,136	(308)	828
Income before income taxes	$124,801	$14,259	$139,060

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.  Commitments and Contingencies

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

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (“PacifiCare”), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to reasonably find that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations. Plaintiffs have announced that they intend to appeal this decision. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

The Company is subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members, and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive or other damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial.

For all claims that are considered probable and for which the amount of loss can be reasonably estimated, the Company accrued amounts it believes to be appropriate, based on information presently available. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on the Company’s financial condition.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations
Item 2.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2006, and in conjunction with our unaudited condensed consolidated financial statements and accompanying notes for the three and nine month periods ended September 30, 2006 and 2005, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the sections "Forward-Looking Statements” in Part 1, Item 1 and "Risk Factors" in Part 1, Item 1A of our 2005 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2005 Annual Report on Form 10-K. All statements, other than statements of historical fact, are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “predict,” “project,” “seeks,” “will,” and other similar terms and phrases, including all references to assumptions.

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

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Summary of Consolidated Results - Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Percent Of Revenue Three Months Ended September 30,		Increase (Decrease)
	2006	2005	2006	2005	2006 vs. 2005
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$405,618	$327,084	94.3%	94.1%	$78,534	24.0%
Military contract revenues	—	11	—	—	(11)	(100.0)
Professional fees	13,300	11,133	3.1	3.2	2,167	19.5
Investment and other revenues	11,079	9,215	2.6	2.7	1,864	20.2
Total	429,997	347,443	100.0	100.0	82,554	23.8

Operating expenses:
Medical expenses	323,694	259,591	75.3	74.7	64,103	24.7
Medical care ratio	77.3%	76.8%				0.5
Military contract expenses	—	(108)	—	—	108	(100.0)
General and administrative expenses	51,291	43,451	11.9	12.5	7,840	18.0
Total	374,985	302,934	87.2	87.2	72,051	23.8

Operating income	55,012	44,509	12.8	12.8	10,503	23.6
Interest expense	(1,015)	(1,991)	(0.2)	(0.5)	976	(49.0)
Other income (expense), net	14	427	—	0.1	(413)	(96.7)

Income before income taxes	54,011	42,945	12.6	12.4	11,066	25.8
Provision for income taxes	(19,082)	(14,503)	(4.5)	(4.2)	(4,579)	31.6
Tax rate	35.3%	33.8%				1.5
Net income	$34,929	$28,442	8.1%	8.2%	$6,487	22.8%

Net income per common share assuming dilution	$0.56	$0.43			$0.13	30.2%

Membership
HMO:
Commercial	273,600	251,000			22,600	9.0%
Medicare	57,000	55,200			1,800	3.3
Medicaid	57,000	53,300			3,700	6.9
Subtotal HMO	387,600	359,500			28,100	7.8
PPO:
Commercial	31,300	27,000			4,300	15.9
Medicare	1,700	—			1,700	100.0
Subtotal PPO	33,000	27,000			6,000	22.2
Medicare Part D	183,300	—			183,300	100.0
Medicare supplement	13,700	15,900			(2,200)	(13.8)
Administrative services	221,100	202,000			19,100	9.5
Total membership	838,700	604,400			234,300	38.8%

Member months
HMO:
Commercial	810,900	745,700			65,200	8.7%
Medicare	171,000	165,000			6,000	3.6
Medicaid	171,600	159,000			12,600	7.9

The table above should be reviewed in association with the discussion that follows.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Summary of Consolidated Results - Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,		Percent Of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	2006	2005	2006 vs. 2005
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$1,220,726	$958,834	94.4%	93.0%	$261,892	27.3%
Military contract revenues	—	16,322	—	1.6	(16,322)	(100.0)
Professional fees	39,097	31,102	3.0	3.0	7,995	25.7
Investment and other revenues	32,860	25,071	2.6	2.4	7,789	31.1
Total	1,292,683	1,031,329	100.0	100.0	261,354	25.3

Operating expenses:
Medical expenses	981,758	755,779	76.0	73.3	225,979	29.9
Medical care ratio	77.9%	76.3%				1.6
Military contract expenses	138	2,265	—	0.2	(2,127)	(93.9)
General and administrative expenses	152,914	127,082	11.8	12.3	25,832	20.3
Total	1,134,810	885,126	87.8	85.8	249,684	28.2

Operating income	157,873	146,203	12.2	14.2	11,670	8.0
Interest expense	(2,793)	(7,971)	(0.2)	(0.8)	5,178	(65.0)
Other income (expense), net	(10)	828	—	0.1	(838)	(101.2)

Income before income taxes	155,070	139,060	12.0	13.5	16,010	11.5
Provision for income taxes	(53,936)	(47,377)	(4.2)	(4.6)	(6,559)	13.8
Tax rate	34.8%	34.1%				0.7
Net income	$101,134	$91,683	7.8%	8.9%	$9,451	10.3%

Net income per common share assuming dilution	$1.61	$1.38			$0.23	16.7%

Member months
HMO:
Commercial	2,378,200	2,192,300			185,900	8.5%
Medicare	509,700	489,600			20,100	4.1
Medicaid	507,600	465,500			42,100	9.0

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

Our principal expenses consist of medical expenses and general and administrative expenses. Medical expenses represent capitation fees and other fee-for-service payments, including hospital per diems, paid to independently contracted physicians, hospitals and other health care providers to cover members, pharmacy costs, as well as the aggregate expenses to operate and manage our wholly-owned multi-specialty medical group and other provider subsidiaries. As a provider of health care management services, we seek to positively affect quality of care and expenses by contracting with physicians, hospitals and other health care providers at negotiated price levels, by adopting quality assurance programs, monitoring and coordinating utilization of physician and hospital services and

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

providing incentives to use cost-effective providers. General and administrative expenses generally represent operational costs other than those directly associated with the delivery of health care services.

Executive Summary

Our highlights for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 include:

•
Total operating revenues improved by 25.3%. This increase was primarily driven by a 27.3% increase in medical premiums due to our participation in the new Medicare Part D prescription drug program (PDP), an increase in our HMO membership and premium rate increases. Also contributing to the improvement in operating revenues was a 31.1% increase in investment and other revenues, which increased due to an increase in yield during 2006 and higher average invested balances.

•	HMO membership increased 7.8% as a result of new accounts and in-case growth.

•	Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased by 160 basis points as a result of the much higher medical care ratio related to the PDP.

•
General and administrative (G&A) expenses as a percentage of medical premiums decreased to 12.5% in 2006 from 13.3% in 2005. G&A expenses increased 20.3% primarily due to PDP related expenses, higher employee compensation related expenses, premium taxes, and brokers’ fees.

•
Operating income from our managed care and corporate operations improved 20.0% primarily driven by medical premium revenue growth from new members and premium rate increases. Our operating margin from our managed care and corporate operations, which is operating income divided by total revenues, decreased 80 basis points as a result of the lower operating margin for the PDP.

•	We repurchased 3.1 million shares of our common stock during 2006. Our weighted average common shares outstanding assuming dilution has decreased from 67.4 million in 2005 to 63.2 million in 2006.

•	Our net income per common share assuming dilution increased 16.7%.

•
It currently appears unlikely that we will extend our contract with our current primary southern Nevada contracted hospital group, HCA Inc. (HCA). Our current contract is scheduled to expire on December 31, 2006. While we are now engaged in an effort to move our HCA hospital days to other contracted hospitals, there will be emergency situations that will require us to use one or more HCA hospitals in 2007. See Medical Expenses below for more details.

•
Cash flows from operating activities decreased to $93.9 million from $152.9 during 2005. This decrease is mostly due to additional payments from CMS received in 2005 and not in 2006, see Medical Premiums below for more details, and negative cash flow of $39.1 million related to the PDP. The negative cash flow is primarily due to CMS reconciliation issues and insufficient funding from CMS for our reimbursable low-income subsidy costs. These costs will be fully reimbursed after CMS performs their year-end reconciliation. These decreases were partially offset by an increase in medical claims payable during 2006 compared to 2005.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results Of Operations, Three Months Ended September 30, 2006, Compared To Three Months Ended September 30, 2005

Medical Premiums - The increase in medical premiums for 2006 reflects an 8.7% increase in commercial HMO member months (the number of months individuals are enrolled in a plan), which is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts. HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 7.1% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.1%, net of changes in benefits.

The increase in medical premiums for 2006 includes $43.3 million from our stand-alone PDP described below, which was effective January 1, 2006. We recognize medical premiums from the PDP as earned over the contract period. The increase in medical premiums for 2006 also reflects the annual Medicare increase described below and a 3.6% increase in HMO Medicare member months. The growth in Medicare member months contributes significantly to the increase in medical premiums as the Medicare per member premium rates are more than three times the average commercial premium rate.

            PDP States
CMS selected us to participate in the new voluntary PDP for our Medicare Advantage plans as well as a stand-alone program for 2006. We were also selected to participate in a local and regional Medicare Advantage PPO plans. Sierra Health and Life Insurance Company, Inc. (SHL) offers the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL has also been selected as a PDP sponsor in the same states for auto-enrolled Medicare and Medicaid beneficiaries. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies. At September 30, 2006, we had 183,300 beneficiaries enrolled in the PDP, the majority of which were auto-enrolled beneficiaries.

In 2007, we will continue our participation in the PDP for our Medicare Advantage plans and our stand-alone program. SHL will offer its stand-alone PDP in 30 states and the District of Columbia. SHL will market its plan in only a few selected states. Enrollment in those states in which no active marketing will occur, will be based solely on potential beneficiaries identifying the plan from the CMS website. Additionally, SHL will remain eligible as a PDP sponsor for its current auto-enrolled Medicare and Medicaid beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. SHL will no longer be a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas. At September 30, 2006, auto-enrolled members in New Mexico and Texas accounted for approximately 13.1% of SHL's total stand-alone PDP membership.

In 2007, SHL will continue to offer its local and regional Medicare Advantage PPO plans and for the first time, SHL will offer a Medicare Advantage Private Fee-For-Service plan. The plan will be available in 28 states and the District of Columbia. The plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members will pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members will also have unlimited network access.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology effective

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

January 1, 2008. In 2005, we were paid 70% based on the previous payment methodology and 30% based on the new methodology. For 2006 and 2007, we will be paid 50% and 25%, based on the previous payment methodology and 50% and 75%, based on the new methodology, respectively. The new payment methodology reduced our 2006 annual Medicare increase by 240 basis points. Including the effect of the revised Medicare Advantage bid process, changes in membership mix and the additional payments for the PDP, our net 2006 Medicare increase was approximately 7%. We expect a net Medicare increase of approximately 1% in 2007.

Early in 2005, CMS replaced its legacy Group Health Plan system. The transition to the new system had led to some incorrect transactions and inconsistencies in the payments and data we received from CMS. We received overpayments, of over $30 million, from CMS in excess of our current best estimate of Medicare premiums in 2005.

We have made CMS aware of the issue and they are in the process of researching it. We expect these funds to be settled with CMS over the course of the next several quarters. Additionally, we have some membership discrepancies with some of the data received from CMS for 2006. We are currently working with CMS to resolve these discrepancies and have recorded our Medicare premium based on our best estimate.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. At September 30, 2006, we had approximately 43,400 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state’s Medicaid program. At September 30, 2006, we also have approximately 13,600 Nevada Check Up members. Nevada Check Up is the state’s Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. We received a 1.0% increase in Medicaid rates for 2005 compared to a 0.9% decrease on January 1, 2006, due in large part to our mix of Medicaid members; however, we received a 2.6% rate increase on July 1, 2006.

Effective November 1, 2006, the DHCFP awarded a contract to Health Plan of Nevada, Inc. as one of two Medicaid managed care contractors in the state of Nevada. The new contract is effective until June 30, 2009. The new contract includes a provision that allows the DHCFP, at its sole option, to extend the contact for up to two additional years.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Professional Fees - The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries.

Investment and Other Revenues - Higher average invested balances and an increase in yield during 2006 primarily contributed to the increase in investment and other revenues. See Note 3, Investments, in the Notes to the Condensed Consolidated Financial Statements.

Medical Expenses - Our medical care ratio increased 50 basis points. The increase in our medical care ratio is due primarily to increased prescription drug costs along with other medical cost trends. Included in medical expenses is $33.4 million of pharmacy costs related to our PDP. Our PDP medical care ratio was 77.0% for the quarter and had minimal impact on our consolidated medical care ratio. Medical premiums from the PDP are recognized as earned over the contract period; however, pharmacy and administrative costs are recognized as incurred with no allocation or annualized estimation of the impact of deductibles, the coverage gap or “donut hole,” prior to it being reached by the

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

member, or reinsurance. This method of recognizing revenues and expenses results in a disproportionate amount of expense in the first part of each contract year when the plan is responsible for a larger portion of the drug cost.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2006, was 44.7 compared to 45.0 for 2005. The decrease is due to the increase in pharmacy claims related to the PDP, which have a shorter payment cycle than our other medical claims. This decrease was largely offset by an increase in bed days per thousand in the third quarter of 2006 and an increase in amounts related to provider disputes.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $34.1 million and $31.9 million, or 10.5% and 12.3%, of our total medical expenses for 2006 and 2005, respectively. Also included in medical expenses are the operating expenses of the Company’s medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 28.2% and 33.1% of our total medical expenses for 2006 and 2005, respectively.

The Las Vegas area includes twelve hospitals with a thirteenth hospital scheduled to open in November 2006. Our current primary southern Nevada contracted hospital organization includes three hospitals, Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center, which are owned by HCA. While we have been in negotiations to extend our contract, which expires December 31, 2006, it currently appears unlikely that we will extend our contract with HCA. We have contracts in place through the middle of 2008 with all of the other hospitals in the Las Vegas area. These contracts are based on a fixed per diem rate structure and are generally competitive with our overall costs at HCA hospitals. While we are now engaged in an effort to move our HCA hospital days to other contracted hospitals for 2007, there will be emergency situations that will require us to use one or more HCA hospitals in 2007. If we do not contract with HCA in 2007, we may be required to pay full- billed charges for services rendered to our commercial members at an HCA hospital. Full-billed charges are substantially higher then our current commercial rates with HCA. We will receive a significant discount to full-billed charges for services rendered to Medicare and Medicaid members at an HCA hospital, as HCA will be required to bill us at the Medicare and Medicaid fee schedule. Currently, we cannot project the utilization of HCA hospitals in 2007; however, we believe there is sufficient hospital capacity in the Las Vegas area to service all of our members. We do expect the loss of this contract to have an adverse impact on our medical loss ratio in 2007.

General and Administrative Expenses - G&A expenses increased primarily due to PDP related expenses, higher employee compensation related expenses, premium taxes, and brokers’ fees. As a percentage of medical premiums, G&A expenses were 12.6% for 2006, compared to 13.3% for 2005.

Interest Expense - Debenture holders converted $29.0 million of our senior convertible debentures in the third quarter of 2005. This conversion resulted in a decrease in interest expense in 2006 compared to 2005.

Provision for Income Taxes - Our effective tax rate is slightly higher than the statutory rate. The 2006 tax rate was higher than 2005 primarily due to a favorable state tax settlement during 2005.

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

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

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

Results Of Operations, Nine Months Ended September 30, 2006, Compared To Nine Months Ended September 30, 2005

Medical Premiums - The increase in medical premiums for 2006 reflects an 8.5% increase in commercial HMO member months, a 9.0% increase in Medicaid member months and a 4.1% increase in Medicare member months. The growth in Medicare member months contributes significantly to the increase in premium revenues as the Medicare per member premium rates are more than three times the average commercial premium rate. The increase in medical premiums for 2006 also includes $155.0 million from our stand-alone PDP, which was effective January 1, 2006.

HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 5.7% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 2.8%, net of changes in benefits. The annual Medicare rate increase was approximately 7%.

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

Medical Expenses - Our medical care ratio increased 160 basis points primarily due to the PDP, which had medical expenses of $135.5 million and has a much higher medical care ratio than our other products. Our medical loss for the PDP was 87.4%, which accounted for 130 basis points of the increase. We incurred capitation expenses with non-affiliated providers of $99.9 million and $96.2 million, or 10.2% and 12.7%, of our total medical expenses for 2006 and 2005, respectively. Also included in medical expenses are the operating expenses of the Company’s medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 26.0% and 32.0% of our total medical expenses for 2006 and 2005, respectively.

Military Contract Expenses - The decrease in military contract expenses resulted from SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily related to the phase-out and final settlement of the military health care operations.

General and Administrative Expenses - G&A expenses increased primarily due to PDP related expenses, and higher employee compensation related expenses, premium taxes, and brokers’ fees. As a percentage of medical premiums, G&A expenses were 12.5% for 2006, compared to 13.3% for 2005.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

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

Liquidity and Capital Resources

A summary of our major sources and uses of cash for the nine months ended September 30, 2006 and 2005 is reflected in the table below.

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Sources of cash:
Cash provided by operating activities	$93,903	$152,945
Exercise of stock in connection with stock plans	14,063	19,596
Other	22,945	—
Total cash sources	130,911	172,541

Uses of cash:
Purchase of investments, net of proceeds (1)	—	(138,572)
Purchase of treasury stock	(127,780)	(144,421)
Other	(13,265)	(8,650)
Total cash uses	(141,045)	(291,643)

Net decrease in cash	$(10,134)	$(119,102)

(1) - Purchase of investments, net of proceeds was a $11.5 million source of cash for the nine months ended September 30, 2006 and is included in Other.

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

Cash flows from operating activities decreased to $93.9 million from $152.9 million during 2005. This decrease is mostly due to additional payments from CMS received in 2005 and not in 2006, see Medical Premiums above for more details, and negative cash flow of $39.1 million related to the PDP. The negative cash flow is primarily due to CMS reconciliation issues and insufficient funding from CMS for our reimbursable low-income subsidy costs. These costs will be fully reimbursed after CMS performs their year-end reconciliation, which is expected to be finalized in the third quarter of 2007. These decreases were partially offset by an increase in medical claims payable during 2006 compared to 2005.

Net cash used for investing activities during 2006 included capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

capital purchases to support our growth. The net cash change in investments for the period was a decrease in investments, as investments were sold to fund operations.

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

During 2005, we received offers and entered into five separate privately negotiated transactions with debenture holders (holders) pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of our common stock in accordance with the indenture governing the debentures. During the first quarter of 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock. During the third quarter of 2006, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8,000,000 in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures.

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility. Effective June 26, 2006, this facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%. The facility is available for general corporate purposes and at September 30, 2006, we had nothing drawn on this facility.

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

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement.

Sierra Share Repurchases

From January 1, 2006 through September 30, 2006, we purchased 3.1 million shares of our common stock, in the open market or through negotiated transactions, for $127.8 million at an average cost per share of $40.91. Since the repurchase program began in early 2003 and through September 30, 2006, we purchased, in the open market or through negotiated transactions, 25.2 million shares for $515.5 million at an average cost per share of $20.45.

On February 16, 2006, April 20, 2006 and October 19, 2006 our Board of Directors authorized us to purchase an additional $75.0 million, for a total of $225.0 million in share repurchases. At October 25, 2006, $139.4 million was available under the Board of Directors’ authorized plan. The repurchase program has no stated expiration date.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $18.7 million at September 30, 2006. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders’ equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $77.9 million in cash and cash equivalents held at September 30, 2006, $69.1 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause violation of statutory net worth and reserve requirements.

Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2005, see “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” included in the “Liquidity and Capital Resources” section of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2006.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires the recognition of the unfunded status of pension and other postretirement benefit plans on the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of the adoption of SFAS 158 on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial position or results of operations.

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

(1) Rating outlook is stable.             (2) Rating outlook is positive.

The financial strength ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders and debenture holders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Other

We expect to spend $20 to $25 million in capital expenditures in 2006, which is less than the limit under our revolving credit facility. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs on a short- and long-term basis. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2005 Annual Report on Form 10-K. As of September 30, 2006, our critical accounting policies have not changed from those described on our 2005 Annual Report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006, we had unrealized holding losses on available for sale investments of $2.2 million, net of tax, compared to unrealized holding losses of $1.8 million, net of tax, at December 31, 2005. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At September 30, 2006, we had outstanding $43.5 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The borrowing rate on our revolving credit facility is currently LIBOR plus 0.60%. At September 30, 2006, we had nothing drawn on this facility.

At September 30, 2006, we had approximately $82.3 million invested in trust deed mortgage notes and real estate joint ventures. Trust deed mortgage notes and real estate joint ventures are classified and accounted for as other investments. Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments are typically based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the values of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due. Our investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah. We have made assessments as to the value and recoverability of our investments in our trust deed mortgage notes and real estate joint ventures. We believe that no adjustments are required to the recorded amounts of our investments in trust deed mortgage notes and real estate joint ventures are properly stated at September 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (PacifiCare), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, United Health Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to find reasonably that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations. Plaintiffs have announced that they intend to appeal this decision. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

We are subject to other various claims and litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO and other members and claims by providers for payment for medical services rendered to HMO and other members. Some litigation may also include claims for punitive or other damages that are not covered by insurance. These actions are in various stages of litigation and some may ultimately be brought to trial.

For all claims that are considered probable and for which the amount of loss can be reasonably estimated, we accrued amounts we believe to be appropriate, based on information presently available. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on our financial condition.

Item 1A. Risk Factors

As of September 30, 2006, our risk factors have not changed from those described in our 2005 Annual Report on Form 10-K. For a detailed discussion of the risks associated with an investment in our securities, see "Risk Factors" in Part 1, Item 1A of our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Below, is a summary of stock repurchases for the nine months ended September 30, 2006. See Note 5, Share Repurchases, of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
	(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$42,125
January 1, 2006 - January 31, 2006	70	$39.30	70	39,392
February 1, 2006 - February 28, 2006	1,010	40.35	1,010	73,675
March 1, 2006 - March 31, 2006	1,121	42.49	1,121	26,056
April 1, 2006 - April 30, 2006	633	39.97	633	75,764
May 1, 2006 - May 31, 2006	290	39.15	290	64,427
June 1, 2006 - June 30, 2006	—	—	—	64,427
July 1, 2006 - July 31, 2006	—	—	—	64,427
August 1, 2006 - August 31, 2006	—	—	—	64,427
September 1, 2006 - September 30, 2006	—	—	—	64,427

(1)	Certain repurchases were made pursuant to a 10b5-1 plan.

(2)
At January 1, 2006, $42.1 million remained available for purchase under previously approved plans. On February 16, 2006, April 20, 2006 and October 19, 2006 our Board of Directors authorized $75.0 million in additional share repurchases for a total of $225.0 million. At October 25, 2006, $139.4 million was available under the Board of Directors’ authorized plan. The repurchase program has no stated expiration date.

(d)
Below, is a summary of 2¼% senior convertible debenture conversions for the nine months ended September 30, 2006. See Note 4, Long-Term Debt, of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2006 - January 31, 2006	$500,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2006 - February 28, 2006	—	—	—	—
March 1, 2006 - March 31, 2006	—	—	—	—
April 1, 2006 - April 30, 2006	—	—	—	—
May 1, 2006 - May 31, 2006	—	—	—	—
June 1, 2006 - June 30, 2006	—	—	—	—
July 1, 2006 - July 31, 2006	—	—	—	—
August 1, 2006 - August 31, 2006	—	—	—	—
September 1, 2006 - September 30, 2006	8,000,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(10.1)	Sierra Health Services, Inc. Supplemental Executive Retirement Plan III effective January 1, 2005.
(31.1)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a - 14(a) or 15d - 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By:/s/ MARC R. BRIGGS Marc R. Briggs Vice President of Finance, Chief Accounting Officer

Date: October 25, 2006