Form 10-K
period 2006-12-31
SIERRA HEALTH SERVICES INC
filed 2007-02-27
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-8865

SIERRA HEALTH SERVICES, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0200415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2724 North Tenaya Way, Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 242-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $.005	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑ No࿠

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ࿠ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ࿠

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ྈ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer☑ Accelerated filer ࿠ Non-accelerated filer࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes࿠No☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $2,301,974,000 (which represents shares of 51,121,000 Common Stock held by such non-affiliates multiplied by $45.03, the closing sales price of such stock on the New York Stock Exchange on June 30, 2006).

The number of shares outstanding of the registrant’s Common Stock as of February 23, 2007 was 55,755,000.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

Sierra Health Services, Inc.
Annual Report on Form 10-K
			Page
PART I
Item	1.	Business	1
Item	1A.	Risk Factors	18
Item	1B.	Unresolved Staff Comments	25
Item	2.	Properties	25
Item	3.	Legal Proceedings	26
Item	4.	Submission of Matters to a Vote of Security Holders	27

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item	6.	Selected Financial Data	30
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item	8.	Financial Statements and Supplementary Data	52
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	85
Item	9A.	Controls and Procedures	85
Item	9B.	Other Information	88

PART III
Item	10.	Directors, Executive Officers and Corporate Governance	89
Item	11.	Executive Compensation	89
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item	13.	Certain Relationships and Related Transactions, and Director Independence	89
Item	14.	Principal Accounting Fees and Services	89

PART IV
Item	15.	Exhibits and Financial Statement Schedules	90
Signatures			94

i

PART I
ITEM 1. BUSINESS

General

Unless specifically indicated or the context clearly indicates otherwise, “Sierra,” “we,” “us,” and “our” refer to Sierra Health Services, Inc. and its subsidiaries. Sierra, a Nevada corporation, was incorporated in the State of Nevada on June 4, 1984.

Overview

We are a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. Our strategy has been to develop and offer a portfolio of managed health care products to employer groups and individuals. Our broad range of managed health care services is provided through the following:

•	a federally qualified health maintenance organization (HMO);

•	managed indemnity plans;

•	ancillary products and services that complement our managed health care product lines; and

•	a third-party administrative services program for employer-funded health benefit plans and self-insured workers’ compensation plans.

In addition, we had a subsidiary that administered a managed care federal contract for the Department of Defense’s TRICARE program in Region 1. Health care services under our TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, we entered a phase-out period at substantially reduced revenues. During 2005, we reached a negotiated settlement with the Department of Defense (DoD) for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of our military health care operations.

Required financial information by business segment is set forth in Note 15, "Segment Reporting", in the Notes to Consolidated Financial Statements. Unless otherwise indicated, information presented in this Annual Report on Form 10-K is for continuing operations and excludes the discontinued workers’ compensation insurance operations.

Subsidiary Summary

The following briefly describes our significant subsidiaries:

Managed Care Operations:

Health Insurers:
• Health Plan of Nevada, Inc. (HPN), a Nevada corporation, is a federally qualified HMO that provides health care benefits to employer groups, individuals, and Medicare and Medicaid beneficiaries.
• Sierra Health and Life Insurance Company, Inc. (SHL), a California corporation, provides managed indemnity plans, a local Medicare Advantage PPO plan, a regional Medicare Advantage PPO plan, a Medicare Advantage Private Fee-For-Service plan (effective January 2007), a Medicare Part D prescription drug program (PDP), and Medicare Select products.

Multi-specialty medical group and other ancillary services to support our managed care operations:
•	Southwest Medical Associates, Inc. (SMA), a Nevada corporation, is Nevada’s largest multi-specialty medical group serving as the primary care provider for 73% of our southern Nevada HMO members.
•	Behavioral Healthcare Options, Inc. (BHO), a Nevada corporation, provides mental health and substance abuse services.

•	Sierra Home Medical Products, Inc., a Nevada corporation, provides home infusion care and home medical equipment and supplies.
•	Family Health Care Services, a Nevada corporation, is a Medicare certified full service home health agency licensed by the state of Nevada, providing in-home care and case management.
•	Family Home Hospice, Inc., a Nevada corporation, is a Medicare/Medicaid certified agency that provides full-service hospice care and counseling for the terminally ill.

Other managed care operations:
•	Sierra Health-Care Options, Inc., a Nevada corporation, operates third-party network access and utilization review services for employer-funded health benefit plans.
•	Sierra Nevada Administrators, Inc., a Nevada corporation, operates as a third-party administrator of workers’ compensation claims primarily for self-insured Nevada employers.

Military Health Services Operations:
•
Sierra Military Health Services, LLC (SMHS), a Delaware LLC, administered a managed care federal contract for the DoD's TRICARE program in Region 1 and its operations were substantially phased-out by June 30, 2005.

Discontinued Workers’ Compensation Insurance Operations:
•	CII Financial, Inc. (CII), a California corporation, was the parent company of our four workers’ compensation insurance companies that were sold in March 2004.

Managed Care Products and Services

The primary types of health care coverage offered by our subsidiaries are HMO plans (including Medicare and Medicaid), HMO Point of Service (POS) plans, managed indemnity plans, which include a managed indemnity Preferred Provider Organization (PPO) option and Medicare supplement products. At December 31, 2006, we provided HMO products to approximately 396,200 members. We also provided managed indemnity products to approximately 34,800 members, Medicare supplement products to approximately 13,600 members, pharmacy benefits to approximately 184,900 Medicare members through our stand-alone PDP, and administrative services to approximately 222,000 members. Medical premiums, which exclude administrative services revenue, accounted for approximately 95% of total revenues in 2006.

Health Maintenance Organizations. We operate a mixed model HMO in Las Vegas, Nevada, in which our own multi-specialty medical group, as well as a network of other independently contracted providers, provide health care services to our members. We also operate a network model HMO in Reno, Nevada as well as some rural areas of Nevada. Independent contracted primary care physicians and specialists for our HMO are compensated on a capitated or modified discounted fee-for-service basis. Contracts with our primary hospitals are on a per-diem or Diagnosis Related Group (DRG) basis. Members receive a wide range of coverage after paying a co-payment and are eligible for preventive care coverage.

Our commercial HMO plans offer traditional HMO benefits and POS benefits. At December 31, 2006, we had approximately 279,100 commercial HMO members. Based on data provided by the Nevada State Health Division as of September 30, 2006, we had approximately 67% of the Nevada, and approximately 79% of the southern Nevada, commercial HMO market share. Based on the September 30, 2006 Nevada State Health Division, HMO Industry Profile, HMOs have a commercial market penetration of approximately 21% in southern Nevada, which is predominantly Las Vegas but includes other communities within Clark County.

We also offer Medicare HMO products that we market directly to Medicare-eligible beneficiaries. The monthly payment we receive for Medicare members is determined by a formula established by federal law. At December 31, 2006, we had approximately 56,600 Medicare HMO members. Approximately 55,500 of those were enrolled in the Social HMO, which is discussed below. Based on data provided by the Nevada State Health Division as of September 30, 2006, we had approximately 64% of the Nevada and southern Nevada, Medicare HMO market share. Based on the September 30, 2006 Nevada State Health Division, HMO Industry Profile, southern Nevada HMOs have a Medicare market penetration of approximately 39%.

At December 31, 2006, we had approximately 44,300 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state of Nevada's Medicaid program. We also have 16,200 Nevada Check Up members. Nevada Check Up is the State Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. Effective November 1, 2006, the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP) awarded a contract to HPN as one of two Medicaid managed care contractors in the state of Nevada. The new contract is effective until June 30, 2009. The new contract includes a provision that allows the DHCFP, at its sole option, to extend the contact for up to two additional years.

Preferred Provider Organizations. Our managed indemnity plans generally offer members a PPO option of receiving their medical care from either contracted or non-contracted providers. Members pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers. Out-of-pocket costs are lowered by utilizing contracted providers who are part of our PPO network. At December 31, 2006, we had approximately 32,900 commercial members enrolled in our managed indemnity plans.

During 2006, we also offered a local Medicare Advantage PPO product throughout Nevada, three counties in Arizona, and seven counties in Utah as well as a regional Medicare Advantage PPO product. The region consists of the entire state of Nevada. At December 31, 2006, we had approximately 1,900 Medicare beneficiaries enrolled in our local and regional Medicare PPO plans.

In addition, we provided managed indemnity and/or Medicare supplement services to members in Arizona, Colorado, Iowa, Louisiana, Nevada and Texas. At December 31, 2006, we had approximately 13,600 Medicare supplement members. As of December 31, 2006, our managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

Medicare Part D Prescription Drug Program. The Centers for Medicare and Medicaid Services (CMS) contracted with us to participate in the new voluntary PDP for our Medicare Advantage plans as well as a stand-alone program for 2006. In 2006, SHL offered the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL was also selected as a PDP sponsor in the same states for the CMS subsidized beneficiaries that are auto-enrolled. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies. At December 31, 2006, we had 184,900 beneficiaries enrolled in our stand-alone PDP, approximately 96% of which were CMS subsidized beneficiaries.

In 2007, SHL will offer its stand-alone PDP in 30 states and the District of Columbia. We have engaged a national marketing partner for our PDP plans and we are using our established broker network in Nevada and Utah. Additionally, SHL will remain eligible as a PDP sponsor for its current auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. SHL will no longer be a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas. At December 31, 2006, we had approximately 19,500 auto-enrolled members in New Mexico and Texas. We will lose these auto-enrolled members, but we are still eligible to retain the CMS subsidized beneficiaries in New Mexico and Texas that are not auto-enrolled, although it is likely that these beneficiaries will select another PDP sponsor. At December 31, 2006, CMS subsidized beneficiaries in New Mexico and Texas that were not auto-enrolled totaled approximately 6,300 members. Also in 2007, SHL, for the first time, will offer an enhanced benefit plan, which at January 31, 2007 had approximately 41,900 members. See Note 13, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for further discussion of our enhanced benefit plan.

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

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO. For Social HMO members, in addition to the standard risk adjustment, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology effective January 1, 2008. In 2005 and 2006, we were paid 70% and 50%, based on the previous payment methodology and 30% and 50% based on the new methodology, respectively. For 2007, we will be paid 25% based on the previous payment methodology and 75% based on the new methodology.

Medicare Private Fee-For-Service. In 2007, SHL will begin offering a Medicare Advantage Private Fee-For-Service plan. The plan will be available in 28 states and the District of Columbia. The plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members will pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members will also have unlimited network access. We utilize an extensive broker network to market this plan including our established broker network in Nevada and Utah. At January 31, 2007, this plan had approximately 600 members.

Ancillary Medical Services. Most of our managed health care services in southern Nevada, Washoe County, and surrounding Nevada rural areas are provided through our independent contracted network of approximately 3,400 providers and 36 hospitals; however, our contract with three Las Vegas area hospitals owned by Hospital Corporation of America (HCA) expired on December 31, 2006. Our Nevada networks also include our affiliated multi-specialty medical group, which provides primary care medical services for 73% of our southern Nevada HMO members and employs approximately 240 primary care and other providers in various medical specialties. Through our affiliates, the following services are offered: urgent care; home health care; hospice care; behavioral health care; home infusion; oxygen and durable medical equipment; ambulatory surgery; and radiology. At December 31, 2006, mental health and substance abuse and utilization management services were arranged for, or provided to approximately 673,200 members.

We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

Administrative Services. Our administrative services products provide, among other things, PPO network access, utilization review services, and large case management to large employer groups that are self-insured. At December 31, 2006, approximately 222,000 members were enrolled in our health administrative services plans. In addition, we provide administration services for self-insured workers’ compensation plans. The revenues and expenses associated with these services are included in investment and other revenues and in general and administrative expenses, respectively, in the Consolidated Statements of Operations.

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

Discontinued Workers' Compensation Insurance Operations

Workers' Compensation Subsidiary. On October 31, 1995, we acquired CII for approximately $76.3 million of common stock in a transaction accounted for as a pooling of interests. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII. Sierra’s Board of Directors had authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers’ compensation insurance business as discontinued operations.

On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company (Cal Indemnity) and its subsidiaries. Cal Indemnity and its subsidiaries were CII’s only significant asset. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

On March 31, 2004, we completed the sale of Cal Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, were Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

We received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment was a timing difference and has since been repaid. The transaction also included a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15.0 million in favorable loss reserve development and $0.50 per dollar on any favorable development in excess of $15.0 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development. At December 31, 2004, based on actuarially determined loss development projections, we recorded a valuation allowance on the note receivable of $15.0 million. There was no change to the valuation allowance in 2005 and 2006.

Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represented Cal Indemnity’s $22.9 million unallocated loss adjustment expense reserves to be paid to Sierra. Offsetting these assets was a current liability of $15.8 million and a non-current liability of $7.1 million, which represented the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were initially recorded in conjunction with the sale of Cal Indemnity.

The $22.9 million in unallocated loss adjustment expense reserves have substantially been paid to Sierra through December 2006. Additional accrued liabilities were recorded in 2003 to cover the projected shortfall of performing the remaining contractual services. In December 2004, we reduced these accrued liabilities by $5.5 million as the actual revenues and costs were better than what we had originally estimated. At December 31, 2006, we reevaluated the liabilities and believe the total accrued liabilities of $7.0 million are appropriate to cover the costs of performing the remaining contractual services.

.

Marketing

The marketing and sales of our individual and group managed care products occurs through an established sales channel that includes independent brokers, agents, and consultants. Our products are marketed under HPN and SHL brands. We believe both companies have excellent brand recognition in our Nevada marketplace

The marketing and sales process begins by marketing to potential employer groups as their annual policy renewal occurs. This process almost always includes the use of a licensed broker, agent or consultant. Once the employer has selected our coverage, information is usually provided directly to the employees in an employer provided enrollment meeting conducted by a licensed company representative.

For existing clients that renew with HPN or SHL, our service representatives usually coordinate an open enrollment meeting that the employer has scheduled. In the case where our coverage is offered in addition to other plan choices, our service representatives explain our benefits and coverage to the clients’ employees. As the Nevada economy has grown, our customer base has expanded as well. We have been successful in growing our membership during these open enrollment efforts.

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

Membership

Period End Membership:

	At December 31,
	2006	2005	2004	2003	2002
HMO:
Commercial	279,100	254,200	226,200	202,400	187,300
Medicare	56,600	56,000	53,300	51,200	47,800
Medicaid	60,500	55,100	50,500	39,000	36,400
PPO:
Commercial	32,900	27,500	25,900	24,500	26,400
Medicare	1,900	300	—	—	—
Medicare Part D	184,900	—	—	—	—
Medicare supplement	13,600	15,300	16,400	17,500	19,300
Administrative services	222,000	229,500	188,200	193,100	221,400
Subtotal	851,500	637,900	560,500	527,700	538,600
TRICARE eligibles	—	—	—	707,000	678,200
Total Membership	851,500	637,900	560,500	1,234,700	1,216,800

We categorize groups by size into small, mid-size and large. At December 31, 2006, the breakdown of our commercial membership by size and type was as follows:

Membership By Commercial Employer Group Size			Membership By Commercial Employer Group Type

	2006	2005		2006		2005

1-50 employees (small)	7%	6%	Gaming	53,500	19%	51,500	20%
51-500 employees (mid-size)	31%	33%	School districts	26,400	9%	24,800	10%
501 + employees (large)	62%	61%	Government	30,400	11%	31,300	12%
Total	100%	100%	National accounts	25,400	9%	24,600	10%
			Unions	31,500	12%	26,100	10%
			All others	111,900	40%	95,900	38%
			Total	279,100	100%	254,200	100%

During 2006, 2005 and 2004, we received approximately 43.5%, 36.5% and 28.8%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare beneficiaries. Our contracts with CMS are subject to annual renewal at the election of CMS and require us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply. The termination of our contracts with CMS and the loss of our Medicare revenue would have a material adverse effect on our business. In addition, there may be legislative proposals to limit Medicare reimbursements and to require additional benefits or make other modifications to the program that could have a materially adverse impact on our operating results, financial position and cash flows. Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. For more information, see Government Regulation and Recent Legislation below.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are generally subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2006, our four largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues. Although none of our employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups, although we did have three large employer groups, representing approximately 11,000 members terminate coverage effective January 1, 2007. There can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups. Additionally, revenues received under certain government contracts are subject to audit and material retroactive adjustments.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products. A significant distinction between our health care delivery system and that of many other managed care providers is that 73% of our southern Nevada HMO members receive primary health care through our own multi-specialty medical group. We also make health care available through other independent contracted groups of physicians, hospitals and other providers.

We negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. Our primary hospitals are contracted on a per diem or DRG basis. The majority of our hospital contracts are multi-year agreements with pre-determined periodic increases in reimbursement. Our long standing agreement with HCA expired on December 31, 2006. We have transitioned our members to the ten other southern Nevada contracted hospitals. While the contracts with these hospitals are based on a fixed per diem rate structure, our contracted rates, especially our Medicare rates, are in some circumstances higher than our previous contracted rates with the HCA hospitals due to a contractual volume guarantee that HCA would receive approximately 50% of our bed days. The ten southern Nevada hospitals we have contracts with have committed to providing sufficient capacity to accommodate our acute care hospital needs. Additionally, another new full service non-HCA hospital is scheduled to open in the second half of 2007. We believe that there is adequate capacity at these hospitals for our members; however, there may be times that this capacity is inadequate and we would be required to utilize a non-contracted hospital at substantially higher rates. If we were required to utilize a non-contracted hospital because of inadequate capacity, it could have a materially adverse effect on our operating results, financial position and cash flows.

During 2006, we were able to extend two of our three largest hospital provider contracts. One of the contracts was extended through the middle of 2008 and the other was extended through the end of 2009. They are evergreen contracts thereafter and require 180 days written notice for termination; such written notice cannot be effective until the scheduled contract expiration date. We are currently in discussions to extend the third hospital provider contract as well.

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

We manage health care costs through our large case management program, utilization review, monitoring of care in the appropriate setting and by member education on how and when to use the services of our plans and how to manage chronic disease conditions. We audit some hospital bills and review some hospital and high volume providers’ claims to ensure appropriate billing and utilization patterns. We also perform monitoring of the appropriateness of the referral process from the primary care physician to the specialty network. Further, we utilize home health care and hospice, which help to minimize hospital admissions and the length of stay.

Risk Management

We maintain general and professional liability, property and fidelity insurance coverage in amounts that we believe, based upon historical experience, are adequate for our operations. Due to recent unfavorable changes in the commercial insurance market, we have, for certain risks, purchased coverage with higher deductibles and lower limits of coverage. Our current primary medical professional liability policy provides coverage in the amount of $1.0 million per loss event with an annual aggregate limit of coverage per provider of $3.0 million. We have purchased excess medical professional liability and managed care coverage that requires us to be responsible for a self-insured retention of $4.0 million per loss event. In the case of a medical professional liability loss event, the $1.0 million primary policy limit will apply toward the $4.0 million self insured retention. The primary and excess medical professional liability policies apply retroactively to June 15, 2001. In addition, we require all of our other independent contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage. Certain of the hospitals with which we contract are self-insured. We also maintained stop-loss insurance during 2006 that reimburses us between 70% and 90% of hospital charges for each individual member of our HMO and managed indemnity plans whose hospital expenses exceed $350,000 and $200,000, respectively, during the contract year and up to $2.0 million per member per lifetime. Eligible hospital expenses under this policy are limited to the lesser of billed charges, the amount paid or an established average daily maximum derived from our typical contracted per diem rates. This policy runs through July 2007. We currently expect to have similar stop-loss insurance for the renewing contract year. In the ordinary course of business, we are subject to claims that are not insured, principally claims for punitive damages, claims that fall within the applicable self-insured retention, and claims that exceed coverage amounts.

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

In 2006, we continued to develop support for the Medicare Part D program and our new Health Savings Account product. We implemented a new web-based automated referrals product as well as a new customer relationship management and rating engine for individual and commercial business. We also implemented a business rules engine for enrollment transactions using electronic data interface, implemented a new database system for complaints and grievances and implemented several new interfaces with our electronic medical records system. We upgraded several of our information systems during 2006, including our e-mail system and our SMA practice management system. We believe we are in compliance with the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as required by the Privacy Rule, the Security Rule and the Standards for Code Sets and Electronic Transactions.

There can be no assurance that we will be able to maintain or enhance the current levels of our information systems, including ongoing HIPAA compliance. We are highly dependent on many third-party vendors for our information system applications and infrastructure. We cannot provide assurance that any of these vendors will be able to maintain their services without interruption or errors. Our failure to maintain and enhance our information systems could have a material adverse impact on our business and results of operations.

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

The NCQA is an independent, not-for-profit organization that evaluates managed care organizations and assesses and reports on the quality of managed care plans by evaluating over 60 standards that fall into four categories: (i) quality management and improvement; (ii) utilization management; (iii) members’ rights and responsibilities; and (iv) credentialing and recredentialing. The NCQA’s accreditation levels include Excellent, Commendable, Accredited, Provisional and Denied. In 2006, we earned a “Commendable” status from the NCQA for our commercial HMO, commercial POS, and Medicare HMO product lines. “Commendable” status is awarded to plans that demonstrate levels of service and clinical quality that meet or exceed NCQA's rigorous requirements for consumer protection and quality improvement. Our status expires in May 2009.

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

URAC’s Health Utilization Management Standards (UM standards) program is the largest and most recognized program of its type in the United States. The UM standards are intended to ensure that organizations follow a clinically sound process, promote quality care and respect member rights. The UM standards review the categories of confidentiality, staff qualifications, program qualifications, procedures for review determination, procedures for appeals and information upon which organizations conduct utilization management. The URAC accreditation levels include Full, Conditional, Corrective Action, Denied and Withdrawn. Applicants who successfully meet all requirements are awarded a full two-year accreditation.

In 2005, BHO’s utilization management operations were awarded accreditation by URAC under the UM standards. Ultimately, URAC Health Utilization Management Accreditation provides assurance to patients, providers, purchasers, regulators and employers that the practices of BHO meet premium health care standards and are fair and equitable for all parties. Our status expires in August 1, 2007. Our next scheduled review is in May 2007.

There can be no assurance that we will maintain NCQA, URAC or other accreditations in the future and there is no basis to predict what effect, if any, the lack of accreditations could have on our competitive position.

Underwriting

HMO. We develop group commercial premium rates for our various health plans primarily through a “Community Rating by Class” (CRC) methodology. This methodology and product base rates, along with all associated tables and factors, are filed and approved by the Nevada Division of Insurance. Under the CRC method, all costs of basic benefit plans for our entire membership population are aggregated, projected forward to future periods and expressed on a “per member per month” basis. Subject to certain legal constraints, actuarial adjustments are made to the base premium rates for demographic variations specific to each employer group. Such variations may include, but are not limited to, the average age and gender of their employees, group size, area, health status, and industry. For most employer groups, the adjusted rates are then converted to tiered premium rates for various coverage types, such as single or family coverage. For some small employer groups, the final premium rates are expressed in a table format using age range bands and gender of each employee and dependent.

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

Competition

HMO and Managed Indemnity. Managed care companies and HMOs operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as CIGNA, Aetna, Wellpoint and UnitedHealth Group. Many of our competitors have substantially larger total enrollments, greater financial resources, broader out-of-area networks, and offer a wider range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large local PPO network and flexible benefit plans to attract new members. Competitive pressures and other factors may result in reduced membership levels, which could materially affect our business and results of operations.

Ratings

Financial strength ratings are the opinion of the rating agencies and the significance of individual ratings varies from agency to agency. Companies with higher ratings generally, in the opinion of the rating agency, have the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest capacity. Rating agencies continually review the financial performance and condition of insurers. The current financial strength ratings of Sierra’s HMO and health and life insurance subsidiaries and senior convertible debentures are as follows:

	A.M. Best Company, Inc. (1)		Fitch Ratings (2)
	Rating	Ranking	Rating	Ranking
Financial strength rating:
HMO and health and life insurance subsidiaries	B++ Very Good	5th of 16	A- Strong	7th of 23

Issuer credit ratings:
HMO and health and life insurance subsidiaries	bbb+ Very Good	8th of 22	n/a	n/a

Parent company	bb+ Speculative	11th of 22	BBB Good	9th of 23

Senior convertible debentures	bb+ Speculative	11th of 22	BBB- Investment Grade	10th of 23

Standard & Poor's Corp. (1)
	Rating	Ranking

Counterparty credit rating	BB+ Speculative	11th of 22

Senior convertible debentures	BB+ Speculative	11th of 22

(1) Rating outlook is positive. (2)Rating outlook is stable.

The financial strength ratings reflect the opinion of each rating agency on our operating performance and ability to meet obligations to policyholders, and are not evaluations directed toward the protection of investors in our common stock or senior convertible debentures.

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

Government regulation of health care coverage products and services is a dynamic area of law that varies from jurisdiction to jurisdiction. Amendments to existing laws and regulations are continually being considered and interpretation of the existing laws and rules changes from time to time. Regulatory agencies generally exercise broad discretion in interpreting laws and promulgating regulations to enforce their interpretations. Federal Medicare Modernization Act (MMA) legislation enacted in December 2003, while generally favorable to our business, has resulted in increased competition for Medicare beneficiaries and may have a material adverse effect on our business and results of operations.

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative changes or new regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health care coverage plans offered by employers, pre-emption of state laws that would increase potential managed care litigation, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms), may have a material adverse effect on our business. Continued consideration and enactment of “anti-managed care” laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect our business and results of operations.

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include possible government actions relating to ERISA, the Federal Employees Health Benefit Plan (FEHBP), federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care services. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and/or regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services and retain our current business.

In December 2003, President Bush signed into law the MMA, which, among other changes to Medicare, has provided us with the opportunity to expand our Medicare program offerings to Medicare beneficiaries. In 2005, because of a statutory moratorium on CMS contracting for local PPOs in 2006 and 2007, we received a contract with CMS to offer a local PPO throughout the state of Nevada, three counties in Arizona and seven counties in Utah. Using the brand name Sierra Spectrum, the PPO benefit plan has been offered to Medicare beneficiaries residing within these service areas since September 2005.

The MMA expanded the options that will be available to Medicare beneficiaries for their health care coverage, including regional PPOs. Beginning with the 2006 contract year, the payment methodology changed from government price-setting to market-place competition, whereby private health plans competed for beneficiaries through a competitive bidding process. Nevada was designated a discrete region and we applied for and are contracted with CMS to offer a regional PPO in Nevada. Using the brand name Sierra Nevada Spectrum, the PPO benefit plan has been offered to Medicare beneficiaries residing in Nevada since January 2006.

The MMA also made available a private fee-for-service plan to Medicare beneficiaries. In 2006, we received a contract with CMS to offer a Medicare Advantage Private Fee-For-Service (PFFS) plan. In 2007, SHL, using the brand name Sierra Optima, will begin offering a PFFS plan. The plan will be available in 28 states and the District of Columbia. The plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members will pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members will also have unlimited network access.

The MMA established a Medicare Part D program which, effective January 1, 2006, provides beneficiaries under the traditional fee-for-service Medicare program with coverage for outpatient prescription drugs, a benefit the beneficiaries did not previously have. Although varying in structure, we have previously included coverage for prescription drugs to beneficiaries in our Medicare benefit plans. However, the inclusion of the Medicare Part D program in our existing Medicare benefit plans has enhanced pharmacy related benefits.

On January 1, 2006, SHL began offering the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL has also been selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies.

In 2007, SHL will offer its stand-alone PDP in 30 states and the District of Columbia. We have engaged a national marketing partner for our PDP plans and we are using our established broker network in Nevada and Utah. Additionally, SHL will remain eligible as a PDP sponsor for its current auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. SHL will no longer be a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas. At December 31, 2006, we had approximately 19,500 auto-enrolled members in New Mexico and Texas.

We will lose these auto-enrolled members, but we are still eligible to retain the CMS subsidized beneficiaries in New Mexico and Texas that are not auto-enrolled, although it is likely that these beneficiaries will select another PDP sponsor. At December 31, 2006, CMS subsidized beneficiaries in New Mexico and Texas that were not auto-enrolled totaled approximately 6,300 members.

In 2007, SHL, for the first time, will offer an enhanced benefit plan, which at January 31, 2007 had approximately 41,900 members. The premium structure for the enhanced benefit plan was based on a projected level of utilization per member. We engaged independent actuarial consultants in developing the enhanced benefit plan who used their national database in this process. Our experience so far in 2007 leads us to believe we will experience increased costs from what the actuarial projections anticipated. One cause of this may be unanticipated levels of adverse selection. Based on the data available to date, and without giving effect to any success our efforts at mitigation may have, we anticipate that expected 2007 pharmacy and maintenance costs will exceed the expected 2007 premiums; however, given the limited data we have, we are unable to reasonably estimate the amount of premium deficiency at this time. We believe that over the course of the next 45 to 60 days we will be able to obtain additional information that will allow us to reasonably estimate the amount of the premium deficiency. We are currently developing and implementing strategies in an effort to mitigate expected losses on this product. Certain strategies may be subject to approval from CMS. See Note 13, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for further discussion of our enhanced benefit plan.

Prior to the implementation of Medicare Part D in 2006, the MMA provided for an interim prescription drug discount card program. This program became operational in Spring 2004. Known as the Medicare Prescription Drug Discount Card and Transitional Assistance Program, this program was designed to provide savings for beneficiaries through discounts at retail or through mail order pharmacies, depending upon the benefit design, until the Medicare Part D program went into effect on January 1, 2006. Medicare beneficiaries who met income thresholds were eligible for federal subsidies to help pay for their prescription drugs under this interim program. We participated in this program as an exclusive sponsor for our Medicare Advantage members and as a general sponsor for Medicare fee-for-service beneficiaries. This program was terminated for our Medicare Advantage members on December 31, 2005, when the Medicare Part D program became part of our Medicare Advantage programs. Our general sponsor participation terminated on May 15, 2006.

The MMA also allowed for the implementation of Health Savings Accounts (HSAs) beginning January 1, 2004. Not generally available to Medicare beneficiaries, HSAs are designed for individuals with high-deductible health plans. Contributions to the HSAs are permitted up to the applicable plan deductible, with caps at specific amounts, and are used to pay for qualified medical expenses. In addition to allowing for HSA balances to accumulate from year-to-year, HSAs have tax advantages to employers who contribute on their employees’ behalf and to individuals who contribute themselves.

The MMA also further delayed the Medicare “lock-in” requirements until 2006. The “lock-in” restricts a Medicare beneficiary’s ability to change his or her health care coverage on a monthly basis as was previously allowed; e.g., from a traditional fee-for-service Medicare to a Medicare Advantage program and back again on a monthly basis or from one Medicare Advantage plan to another Medicare Advantage plan. The “lock-in” requirements could slow the growth rate of our Medicare Advantage membership, as potential members would have fewer opportunities to select our plan. The “lock-in” provisions do not apply to Medicare beneficiaries who are institutionalized or are dually eligible for Medicare and Medicaid as well as a few others. The “lock-in” started on May 15, 2006 for an effective date of June 1 through December 31, 2006, and for 2007 will “lock-in” on March 31, 2007 for an effective date of April 1 through December 31, 2007.

We have HMO licenses in Nevada, Texas and Arizona. Our HMO operations are subject to regulation by the Nevada Division of Insurance, the Nevada State Board of Health, the Texas Department of Insurance and the Arizona Department of Insurance. In May 2001, we terminated our HMO operations in Arizona, and in September 2001, we filed a withdrawal plan with the Texas Department of Insurance to terminate our Texas HMO operations, effective on April 17, 2002. As part of the withdrawal plan, we terminated our Texas CMS Medicare+Choice and FEHBP contracts at the end of 2001. We plan to surrender our Texas HMO license in 2007.

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

Our HMO and health insurance subsidiary premium rate increases are subject to various state insurance department approvals or reviews.

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

Under the “corporate practice of medicine” doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing or holding themselves out as providers of medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations. Although we seek to structure our operations to comply with corporate practice of medicine laws in all states in which we operate, there can be no assurance that, given the varying and uncertain interpretations of these laws, we would be found to be in compliance with these laws in all states. A determination that we are not in compliance with applicable corporate practice of medicine laws in any state in which we operate could have a material adverse effect on our business and results of operations if we were unable to restructure our operations to comply with the laws of that state.

Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Section 1320a-7b(b) (the Anti-kickback Statute) and Section 1395nn (the Stark Amendments). Many states have similar anti-kickback and anti-referral laws. These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti-kickback Statute and the Stark Amendments may result in criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs. Similar penalties are provided for violations of state anti-kickback and anti-referral laws. The U.S. Department of Health and Human Services has issued regulations establishing and defining “safe harbors” with respect to the Anti-kickback Statute and the Stark Amendments. We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as defined by the relevant safe harbors. However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government through False Claims Act allegations in part premised on claims that these statutes had been violated, will not assert that we, or certain actions we take, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

HIPAA contains provisions that impact us and have required operational changes to comply with this federal regulation. Complying with the HIPAA privacy and security rules requires ongoing diligence to ensure that appropriate measures are being taken to maintain the privacy of protected health information. We believe we have management processes in place to ensure our ongoing compliance with the HIPAA privacy and security rules. HIPAA requires us to enter into a Business Associate Agreement (BAA) with each business associate when protected health information may be shared.  The BAA ensures that the business associate will appropriately safeguard the information. We have entered into a BAA with any business associate that may have access to protected health information. Ongoing compliance with the HIPAA privacy and security rules will be the responsibility of the Department of Human Services, Office of Civil Rights. There can be no assurance that a material complaint will not be filed against us or whether there would be any material impact on our business to resolve the complaint.

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

In the normal course of business, we may disagree with various government agencies that regulate our activities on interpretations of laws and regulations, policy wording and disclosures or other related issues. These disagreements, if left unresolved, could result in administrative hearings and/or litigation. We attempt to resolve all issues with the regulatory agencies, but are willing to litigate issues where we believe we have a strong position. The ultimateoutcome of these disagreements could result in sanctions and/or penalties and fines assessed against us. Although we do have disputes outstanding with certain governmental agencies, there are currently no litigated matters.

Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $18.7 million at December 31, 2006. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders’ equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. Additionally, in conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C. is currently required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Dividends. Our HMO and insurance company subsidiaries are restricted by state law as to the amount of dividends or distributions that can be declared and paid. Moreover, insurers and HMOs domiciled in Nevada and California generally may not pay extraordinary dividends or distributions without providing the state insurance commissioner with 30 days prior notice, during which period the commissioner may disapprove the payment. An “extraordinary dividend or distribution” is generally defined as a dividend or distribution whose fair market value together with that of the other dividends or distributions made within the preceding 12 months exceeds the greater of (i) 10% of the insurer’s surplus as of the preceding December 31; or (ii) net gain from operations of a life insurer, or net income if not a life insurer, for the 12-month period ending on the preceding December 31. Also, insurers domiciled in Nevada and California must give notice to the state insurance commissioner five days after declaration and ten days before paying any ordinary dividend.

In addition, our California domiciled insurer may not pay a dividend without the prior approval of the state insurance commissioner to the extent the cumulative amount of dividends or distributions paid or proposed to be paid in any year exceeds the amount shown as unassigned funds (reduced by any unrealized gains included in any such amount) on the insurer’s statutory statement as of the previous December 31.

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

Employees

We had approximately 2,900 employees as of February 1, 2007. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

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

We also make available on our website our Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Directors, Code of Conduct for the Chief Executive Officer and Senior Financial Officers, Nominating and Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter. Such information is also available in print free of charge to stockholders upon request.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.

The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed below. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “predict,” “project,” “seeks,” “will,” “continue,” and other similar terms and phrases, including references to assumptions. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” among other places.

Some of the potential issues that could cause our actual results to differ substantially from our expectations are as follows:

•	variation from actuarial assumptions used to price our bid proposals for the Medicare Prescription Drug Program and our Medicare Advantage programs can lead to higher than expected medical costs;

•	failure to design and price our products appropriately and competitively;

•	loss of health care premium revenues due to heightened pricing competition or other factors;

•	loss of health care premium revenues due to inadequate membership data provided by CMS;

•
inadequate premium revenues due to heightened competition, miscalculations of underlying health care cost inflation and other trends, utilization and other factors in our rate filings and in underwriting accounts;

•	significant reductions in account and member retention;

•	inability or delays in making timely changes to health care benefits to offset the impact of inadequate premium rates;

•	loss of Medicare, Medicaid, or large commercial contracts;

•	a reduction in the actual proceeds to be realized from the note receivable related to the sale of our workers’ compensation insurance business;

•	loss of or significant changes in our health care provider contracts;

•	inability or unwillingness of our contracted providers to provide health care services to our members;

•	inability to control our admissions to non-contracted facilities;

•	inadequate capacity at contracted facilities;

•	higher than expected and unreasonable billed charges at non-contracted facilities;

•	higher than expected medical costs including utilization of services;

•	the introduction of new medical technologies and pharmaceuticals;

•
higher costs of medical malpractice and other insurance, increased claims, reduced coverage that increases our risk exposure or the unavailability of coverage that either affects us or our contracted providers;

•	unpaid health care claims and health care costs resulting from insolvencies of providers with whom we have capitated contracts;

•	terrorist acts that directly affect the operation of our business and/or our providers, customers, policyholders and members;

•	a sustained economic recession, especially in Nevada;

•	adverse loss development on health care payables resulting from unanticipated increases or changes in our claims costs;

•	actual provider settlements that are higher than our recorded estimates;

•	adverse legal judgments that are not covered by insurance or that indirectly impact our ability to obtain insurance in the future at reasonable costs;

•	significant declines in investment rates or a decline in real estate values could result in an impairment of our investments in trust deed mortgage notes or real estate joint ventures;

•	inability to implement material regulatory requirements on a timely, accurate and cost effective basis;

•	a ratings downgrade from insurance rating agencies, such as A.M. Best Company and Fitch Ratings, and from health care quality rating organizations, such as the NCQA or URAC;

•	changes in federal or state regulations and laws or programs, including but not limited to, health care reform, other initiatives and taxes;

•
inability to maintain or enhance, as required, our management information systems to ensure, among other things, the timely and accurate billing of premiums and the timely and accurate payment of claims, in compliance with applicable governmental and contractual requirements;

•	inability to expand our e-business initiatives on a timely basis and in compliance with government regulations; and

•	other factors referenced in this Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

We urge you to review carefully the section below, “Risk Factors,” in Part 1, Item 1A of this 2006 Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K. If any of the following risks actually occur, our business could be adversely affected. You should refer to the other information set forth in this Annual Report on Form 10-K, including the information set forth in "Forward-Looking Statements,” and our consolidated financial statements herein. The information specifically set forth under “Forward-Looking Statements” constitutes additional risks, which, if they actually occur, could adversely affect our business as well.

Our actual experience for our enhanced PDP product offering for January 2007 has varied materially from the actuarial assumptions provided by the independent actuaries we retained to develop the plan design for our 2007 bid. As a result, our 2007 medical expenses for this program are expected to be significantly higher than anticipated, thereby materially adversely affecting our projected operating results, financial position and cash flows for 2007.

Our bid proposal for our enhanced PDP product offering was based upon actuarial assumptions developed by independent actuaries using their national database regarding membership characteristics, estimated drug utilization and other factors. The proposal relied upon actuarial assumptions regarding membership characteristics, drug utilization and the cost of prescription drugs. These actuarial assumptions were considered reasonable based upon the facts and circumstances known at the time we submitted our bid to CMS. However, because of unanticipated levels of adverse selection, our claims experience in January 2007 has varied materially from the actuarial assumptions. As a result, we currently believe that in 2007 we will have higher pharmacy costs from this program than had been originally projected; however, given the limited data we have, we are unable to reasonably estimate the amount of premium deficiency at this time. Accordingly, we anticipate materially adverse variations from our projected 2007 operating results, financial position and cash flows.

Our continuing participation in the program beyond 2007 is subject to various risks including risks that may not be currently evident due to the newness of the program.

Our coverage of auto-enrolled PDP beneficiaries on an ongoing auto-enrollment basis depends in future years upon our ability to continue to contract with CMS and on our bid proposal containing a premium structure below the benchmark set annually by CMS for this program. In 2006, we were notified that our New Mexico and Texas bids for 2007 contained a premium structure above the benchmark set by CMS and that we would no longer be eligible to retain our auto-enrolled members. Should future bids result in an impact to our auto-enrollment participation, we have the potential for losing significant PDP membership, which could materially adversely affect our operating results, financial position and cash flows in future years. In addition, due to the newness of the program, there is no assurance that the program will not undergo significant changes, which could adversely affect our participation in the program and have a materially adverse effect on our operating results, financial position and cash flows.

The PDP program was new for 2006 and the final reconciliation of the results of the 2006 program will not occur with CMS until around the third quarter of 2007. If the results of this final reconciliation are not what we have estimated, the actual results may have a materially adverse effect on our operating results.

The PDP program was new for 2006 and includes many complicated features including estimating the gain/loss share with CMS and reconciling with other plans and various states. We made several estimates regarding amounts due to/from other plans and states. If the actual amounts turn out to be materially different from our estimates it could have a materially adverse impact on our operating results, financial position and cash flows. In addition, if the final reconciliation with CMS is materially different from what we have estimated, then it could have a materially adverse impact on our operating results, financial position and cash flows.

The phase out of the Social HMO payment methodology for our Medicare Advantage program could result in a lower premium rate increase, or potentially a decrease. The Social HMO program is expected to be phased out on December 31, 2007. If we are unable to compensate for this expected decrease in revenues by reducing benefits and costs, our operating results could be materially affected. Additionally, each year our bid to CMS is based on actuarial assumptions, which if incorrect, could materially affect our operating results.

Medicare revenues from CMS related to our Medicare Advantage HMO accounted for approximately 31.5% of our 2006 consolidated revenues.

Effective January 2004, CMS adopted a risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO. The Social HMO was administratively extended by CMS through December 31, 2007. For Social HMO members, the methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning our plan to a risk payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the risk methodology effective January 1, 2008. In 2005 and 2006, we were paid 70% and 50% based on the demographic payment methodology and 30% and 50% based on the risk methodology, respectively. For 2006, this transition towards the frailty adjusted risk methodology was favorable to our rate as a result of the unexpectedly high frailty adjuster we received for 2006 that caused our payment to be increased by 160 basis points compared to what our payment would have been if we had not continued the methodology transition.

For 2007, we will be paid 25%, based on the previous demographic payment methodology and 75% based on the risk methodology. The risk methodology for 2007 will continue to be adjusted by the frailty factor under our last year as a Social HMO plan. The payment will also continue to reflect the actual membership mix enrolled as well as the final risk and other factors determined by CMS. Based on the initial information we have received from CMS, our frailty adjuster is significantly lower in 2007 than it was in 2006 resulting in an estimated decrease in our annual Medicare revenue of approximately $10 million. As a result of the decrease in the frailty adjuster and the roll back by CMS of risk adjusters, we anticipate a decrease in the monthly payment we receive per member in 2007 compared to what we received in 2006.

For 2008, we will be fully transitioned to a risk payment methodology which we believe will still have a frailty factor component through 2010 based on an advance notice CMS issued for comment on February 16, 2007. The notice stated that the frailty factor would continue to be a component of the risk score calculation for former Social HMO plans by using 75%, 50%, and 25% of the current frailty factor for the payments in 2008, 2009 and 2010, respectively. A final decision on this pending notice is expected to be made on April 2, 2007. Given the nature of this notice and other variable components of our annual payment calculation our 2008 payment per member may be less than our expected 2007 payment per member.

We create our benefit plans based on actuarial assumptions that are used in our bid process. If these assumptions are incorrect, it could materially adversely affect our operating results, financial position and cash flows. In addition, if we receive a decrease in the amount we receive from CMS per member or future rate increases are less than our cost increases, we would need to adjust our benefits and costs to maintain our margins. If we are unable to reduce the benefits we offer, our profit margins will decrease and it may have a materially adverse effect on our operating results, financial position and cash flows.

During the past 18 months we have had several membership reconciliation issues with CMS that impact our Medicare Advantage HMO plan as well as our Medicare Advantage local and regional PPO plans and our stand-alone PDP. If these membership reconciliation issues are not able to be resolved and we continue to have these types of issues, our operating results may be adversely affected.

Primarily during 2006, we have received inconsistent membership data from CMS and have not fully resolved many issues. There are instances when we provide coverage to members we believe are ours, but CMS does not recognize them as members and in turn we are not getting paid for those members. In some cases, Sierra was not able to identify that we were not getting paid for certain members in a timely manner and, as a result, CMS may not make a premium payment to us for certain periods. If we are not able to resolve these issues timely, we are subject to exposure for claims incurred without receiving the appropriate revenue. In addition, if we have members we believe are ours and CMS ultimately determines that they are not our members, it could have a materially adverse effect on our operating results, financial position and cash flows.

As a health care company, we and our health care providers may be subject to increased malpractice costs and claims, which could adversely affect our business.

We and our health care providers are subject to malpractice claims. We require our health care providers to maintain malpractice insurance and we set up reserves with respect to potential malpractice claims; however, there may be in the future significant malpractice liabilities for which we do not have adequate reserves or insurance coverage. In addition, insurance coverage may not continue to be available on commercially reasonable terms or at all and punitive damage awards are generally not covered by insurance.

If we fail to effectively manage our admissions to non-contracted facilities or there is insufficient capacity at contracted facilities, our operating results may be adversely affected.

In 2006, our primary southern Nevada contracted hospital organization was comprised of Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center. These facilities are owned by HCA. Our longstanding contract with HCA expired on December 31, 2006. We contract with ten other southern Nevada hospitals that have committed to providing sufficient capacity to accommodate our acute care needs. The contracts with these hospitals are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contracted rates. We have implemented several strategies to limit the number of admissions to HCA. These strategies include, but are not limited to, continuing to staff the HCA hospitals with a hospitalist to monitor any emergency admissions and within coverage constraints, not authorizing any non-emergency procedures at HCA. In 2007, we may be required to pay full-billed charges for services rendered to our commercial members at an HCA hospital. Full-billed charges are substantially higher than our current commercial rates with our contracted hospitals. We will receive a significant discount to full-billed charges for services rendered to Medicare and Medicaid members at an HCA hospital because they will be required to bill us at the Medicare and Medicaid fee schedule. Failing to manage the number of admissions at HCA could materially adversely affect our operating results, financial position and cash flows.

The ten southern Nevada facilities that comprise our primary contracted hospitals have committed to providing sufficient capacity to accommodate our acute care needs. We believe that there is adequate capacity at those facilities for our membership but there may be times that this capacity is inadequate and we would be required to utilize non-contracted facilities at substantially higher rates. If we were required to utilize non-contracted facilities, it could have a materially adverse effect on our operating results, financial position and cash flows.

If the billed charges we receive from non-contracted facilities are significantly higher than expected and are unreasonable, our operating results may be adversely affected.

We are subject to billed charges at non-contracted facilities. These billed charges, in many cases, are in excess of six times what a contracted rate would be for similar services. We are also exposed to increases in billed charges and cannot control what the hospital determines these charges to be. If these billed charges are in excess of what we expect, or we are unable to negotiate reasonable charges, it could have a materially adverse effect on our operating results, financial position and cash flows.

If we fail to qualify for the Nevada home office tax credit, our premium tax costs will increase.

Under existing Nevada law, a 50% premium tax credit is generally available to HMOs and insurers that own and substantially occupy home offices or regional home offices within Nevada. In connection with the settlement of a prior dispute concerning the premium tax credit, the Nevada Division of Insurance acknowledged in November 1993 that our HMO and insurance subsidiaries met the statutory requirements to qualify for this tax credit. We intend to take all necessary steps to continue to comply with these requirements. However, the elimination or reduction of the premium tax credit, or our failure to qualify for the premium tax credit, would substantially increase our premium tax burden, and our operating results, financial position and cash flows would be materially adversely impacted.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2006, our four largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues; however, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business. We have generally been successful in retaining these employer groups in Nevada, although we did have three large employer groups, representing approximately 11,000 members terminate coverage effective January 1, 2007. There can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups.

There can be no assurance that we will be able to maintain and enhance our information systems.

Our information systems are a vital and integral part of our operations. We depend on our information systems to enable us to bill and collect premium revenues, process and pay claims and other operating expenses, and provide effective and efficient services to our customers including the delivery of healthcare services using an electronic medical record. We also depend on our information systems to provide us with accurate and complete data to enable us to adequately price our products and services and report our operating results. We are required to commit significant ongoing resources to maintain and enhance our existing information systems as well as develop new systems to keep pace with continuing changes in technologies, industry practices, regulatory standards and changing customer preferences. We are also dependent on many third-party vendors for our information system applications and infrastructure. We cannot provide assurance that these vendors will be able to maintain their services without interruption or errors, which if not timely corrected, could materially adversely affect our operating results, financial position and cash flows.

If the information we rely upon to run our businesses was found to be inaccurate or unreliable, or if we fail to maintain effectively our information systems and data integrity, we could lose existing customers, have difficulty in attracting new customers, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory problems, have increases in operating expenses or suffer other material adverse consequences.

We operate in a highly competitive environment.

We operate in a highly competitive environment. Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as CIGNA, Aetna, Wellpoint, and UnitedHealth Group. Many of our competitors have substantially larger total enrollments, greater financial resources, broader out-of-area networks, and offer a wider range of products. Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities. We depend on a large local PPO network and flexible benefit plans to attract new members. Competitive pressures and other factors may result in reduced membership levels. We believe any reductions in our membership levels that are not compensated by reductions in operating expenses could materially affect our business and operating results, financial position and cash flows.

The majority of our business is in southern Nevada and a significant prolonged economic recession would adversely affect our operating results.

All of our HMO and the majority of our PPO and POS businesses are conducted in the state of Nevada, primarily in southern Nevada. We have benefited from the economic and population growth experienced by the state, especially in southern Nevada, over the past several years. The state’s low tax structure is attractive to businesses and retirees, which presents growth opportunities for our Commercial, Medicare Advantage and PDP plans. Southern Nevada is facing infrastructure, water, affordable housing and other issues, which may dampen future economic and population growth. We are at risk of incurring material adverse operating results should the state and especially if southern Nevada experiences a significant prolonged economic recession.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported health care claims.

We estimate the amount of our reserves for incurred but not reported (IBNR) claims primarily using standard actuarial methodologies based upon historical data. These methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required. These estimates could understate or overstate our actual liability for claims and benefits payable. For example, during 2006, our actuarially determined best estimate of the liability recorded at December 31, 2005 decreased approximately $15.9 million. This is compared to a decrease of approximately $13.3 million in the liability recorded at December 31, 2004 during 2005. Any increases to prior estimates could adversely affect results of operations in future periods. In addition, the premium pricing of our health care plans takes into consideration past historical cost trends. If our actual liability for claims and benefits are higher than our prior recorded estimates, our business and operating results in future periods could be adversely impacted.

Our failure to comply with corporate practice of medicine laws in states in which we operate could result in our being unable to practice medicine in that state and possibly lead to penalties and/or higher medical expenses.

Under the corporate practice of medicine doctrine, in most states, business organizations, other than those authorized to do so, are prohibited from providing, or holding themselves out as providers of, medical care. Some states, including Nevada, exempt HMOs from this doctrine. The laws relating to this doctrine are subject to numerous conflicting interpretations and there can be no assurance that, given the varying and uncertain interpretations of these laws, we would be found in compliance with these laws in all states. A determination that our medical provider subsidiary, SMA, is not exempt and is not in compliance with applicable corporate practice of medicine laws in Nevada could result in SMA being unable to practice medicine in Nevada and possibly lead to penalties and/or higher medical expenses.

At December 31, 2006, 73% of our southern Nevada HMO health care members chose one of our SMA physicians as their primary care provider. A determination that SMA is not in compliance with applicable corporate practice of medicine laws in Nevada could require that we divest our ownership interest in or dissolve SMA. Alternatively, we may be required to expand our network of independent contracted providers, all of which could lead to a disruption in our provider network, member dissatisfaction and ultimately higher medical expenses for our HMO and health care insurance subsidiaries.

At December 31, 2006, we had $43.5 million of senior convertible debentures outstanding, which we may not be able to repay in cash.

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023. At December 31, 2006, the outstanding principal balance was $43.5 million, due to voluntary conversions of the debentures into our common stock. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of our common stock prior to March 15, 2023 if: (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. We may not have enough cash on hand or have the ability to access cash to pay the debentures if presented or at maturity. We may redeem all or some of the debentures on or after March 20, 2008 for cash. In January 2007, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

At December 31, 2006, we had $118.9 million of indebtedness on a consolidated basis. This level of indebtedness could have several important effects on our future operations, including our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other purposes.

Our ability to meet our debt service obligations and to reduce our total indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our inability to meet our debt service obligations could have a materially adverse impact on our operating results, financial position and cash flows.

Our senior secured credit facility imposes significant operating and financial restrictions on us.

At December 31, 2006, we had an outstanding balance of $75.0 million on our revolving credit facility. The amended credit agreement provides us with a revolving credit facility of $250.0 million and is secured by guarantees by certain of our subsidiaries and a first priority security interest in (i) all the capital stock of each of our unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of ours and those of our subsidiaries that guarantee our credit agreement obligations (including, without limitation, accounts receivable, inventory, certain real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) other than cash and cash equivalents, subject, in each case, to certain exclusions.

The revolving credit facility restricts our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, or make capital expenditures and otherwise restrict certain corporate activities. These covenants may prevent us from pursuing certain business opportunities and taking certain actions. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. A failure to comply with these covenants would be an event of default under the credit agreement. The amended revolving credit facility expires on June 26, 2011. There is no assurance that we will be able to successfully refinance or pay any outstanding indebtedness when it matures.

We depend on our management for our success and the loss of our founder, Chairman of the Board and Chief Executive Officer, or other key executives, could have a material adverse effect on our business.

Our success has been dependent to a large extent upon the efforts of Anthony M. Marlon, M.D., our founder, Chairman of the Board and Chief Executive Officer, who has an employment agreement with us. The loss of Dr. Marlon or other key executives could have a material adverse effect on our business.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other attacks, acts of war or military actions, such as military actions in Iraq or elsewhere, may adversely affect our operating results and financial condition.

The attacks of September 11, 2001 contributed to major instability in the United States and other financial markets.

These terrorist attacks, the military response and future developments, or other military actions such as the military actions in Iraq or elsewhere, may adversely affect prevailing economic conditions and the insurance and reinsurance markets. Since a high percentage of our business is concentrated in southern Nevada, these developments, depending on their magnitude, could have a material adverse effect on our operating results, financial condition and cash flows.

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

As a result, a portion of our HMOs’ and insurance companies’ cash is essentially restricted by various state regulatory or other requirements limiting certain of our subsidiaries’ cash to use within their current operations. State and federal government authorities are continually considering changes to laws and regulations that may affect us. Additionally, legislators in the states in which we operate continue to face pressure to cut back services and programs in ways that could adversely affect us. Many states in which we operate are currently considering regulations relating to mandatory benefits, provider compensation, disclosure and composition of physician networks. If such regulations were adopted by any of the states in which we operate, our business could be materially adversely affected.

As a result of the continued escalation of health care costs and the inability of many individuals to obtain health care insurance, numerous proposals relating to health care reform have been or may be introduced in the United States Congress and state legislatures. Any proposals affecting underwriting practices, limiting rate increases, requiring new or additional benefits or affecting contracting arrangements (including proposals to require HMOs and PPOs to accept any health care providers willing to abide by an HMO’s or PPO’s contract terms), may make it more difficult for us to control medical costs and could have a material adverse effect on our business.

In addition to applicable laws and regulations, we are subject to various audits, investigations and enforcement actions. These include possible government actions relating to ERISA, which regulates insured and self-insured health coverage plans offered by employers; FEHBP; CMS, which regulates Medicare and Medicaid programs; federal and state fraud and abuse laws; and laws relating to utilization management and the delivery of health care and the timeliness of payment or reimbursement. Any such government action could result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation, audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services or retain current business.

Our forecasts and forward-looking statements are based on assumptions and subject to uncertainties and actual results may be significantly different from those forecast.

We periodically in press releases, conference calls, investor conferences and otherwise, issue forecasts or other forward-looking statements regarding our future results, including estimated revenues, earnings per share and other financial metrics. We base these forecasts on assumptions that we believe to be reasonable and prudent. However, the use of assumptions necessarily entails the risk that such assumptions may not be accurate. Actual results could be significantly different than the forecasted results as conditions and the occurrence of events may be different than what was assumed. Therefore, we cannot assure you that our actual results will be consistent with the forecasted statements or that there will be no significant variation.

We may not realize the total amount of the net sales proceeds from our sale of the workers’ compensation insurance operations.

Effective March 31, 2004, we sold our workers’ compensation insurance subsidiaries, consisting of California Indemnity and its wholly-owned insurance subsidiaries. The sales proceeds included a note receivable, which is payable in 2010 and is subject to adjustment based upon the loss and allocated loss adjustment expense development from the closing date through December 31, 2009. Any adjustments due to adverse loss and allocated loss adjustment expense development would be included in continuing operations. Factors such as reinsurers failing to honor their obligations to the workers’ compensation subsidiaries, economic recessions and the resulting higher unemployment rates, over utilization of medical treatments, and the effect of new legislation or regulations could affect the subsidiaries’ loss and allocated loss adjustment expense development. Our sold workers’ compensation insurance subsidiaries had net adverse loss development occur in each of the past years 1999 to 2004 ranging from $8.7 million to $24.0 million. At December 31, 2004, based on actuarially determined reserve analyses, we established a valuation allowance of $15.0 million on the note receivable. There was no change to the valuation allowance in 2005 and 2006.

It should be noted that in January 2007 we received a confirmation request from the acquiring company’s auditors, which stated that they are carrying their note payable to Sierra at an amount that is lower than our receivable balance. There is no single correct actuarial method to project workers’ compensation insurance reserves. While we believe that our actuary’s analyses are reasonable and appropriate, there is no assurance that an independent arbitrator will agree with our actuary’s findings when the note receivable is settled in 2010. If an independent arbitrator does not agree with our actuary’s findings, the amount collected on our note receivable could be materially adversely affected.

In addition, effective with the close of the sale, the workers’ compensation claims were out-sourced to an independent third party claims administrator (TPA). Part of the TPA’s compensation is subject to satisfactory adherence to certain agreed upon claims administration processes and procedures. While we will audit the claims handling performance of the TPA, we cannot be certain that all of the claims will be administered in the most cost effective manner, which could result in adverse loss development. There is no assurance that we will actually realize or be able to collect the note receivable, as adjusted.

We are obligated to perform certain services in connection with the sale of the workers’ compensation insurance operations and the accrual for the estimated contractual funding shortfall may be insufficient, which could result in a material adverse effect on our operating results.

The sale of the workers’ compensation insurance operations requires us to perform, be responsible for the performance of, or be financially obligated to pay for, certain transition services through December 31, 2009. This includes certain administrative functions, processing policy transactions, premium collections and other services related to insurance operations. We received a limited amount of funds to perform these services from Cal Indemnity or its successor and we accrued additional liabilities for the projected shortfall in funding. If the amount we accrued for the contractual funding shortfall is understated, our financial results, financial position and cash flows could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We own approximately 161,000 square feet of space in Las Vegas, Nevada. This includes a 134,000 square foot administrative building owned by HPN and SHL that is used as their Las Vegas headquarters and 27,000 square feet of space that houses our in-house print shop operations and information systems data center. Our Las Vegas headquarters serves as the home office and regional home office for our Nevada HMO and health insurance subsidiaries, respectively. We lease office and clinical space in Nevada totaling approximately 337,000 and 384,000 square feet, respectively, with the majority of the lease agreements running through January 2016. We lease a 2,155 square foot sales office in Utah and two clinical offices totaling approximately 4,500 square feet in Arizona. We also own several parcels of land in Las Vegas. One parcel is currently up for sale.

We believe that current and planned clinical space will be adequate for our present needs. However, additional clinical space may be required if membership expands in southern Nevada. All of the properties described above are for the operations of our managed care and corporate operations segment. Our military health operations segment is winding down and no longer has any leased or owned property.

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

Aetna, Inc., CIGNA, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. entered into settlement agreements, which have been approved by the district court. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (PacifiCare), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to find reasonably that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations. Plaintiffs have appealed this decision. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $.005 per share has been listed on the New York Stock Exchange under the symbol SIE since April 26, 1994 and, prior to that, had been listed on the American Stock Exchange since our initial public offering on April 11, 1985.

The following table sets forth the high and low closing prices for the common stock for each quarter of 2006 and 2005. All prices have been adjusted for the two-for-one stock split that occurred on December 30, 2005.

	High	Low
2006
First quarter	$43.30	$37.94
Second quarter	45.03	36.12
Third quarter	46.86	37.84
Fourth quarter	39.18	30.90

2005
First quarter	$32.34	$25.75
Second quarter	36.08	29.50
Third quarter	37.06	31.53
Fourth quarter	41.15	33.90

On February 23, 2007, the closing market price of common stock was $40.31 per share.

Share Repurchases
Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
		(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$42,125
January 1, 2006 - January 31, 2006	70	$39.30	70	39,392
February 1, 2006 - February 28, 2006	1,010	40.35	1,010	73,675
March 1, 2006 - March 31, 2006	1,121	42.49	1,121	26,056
April 1, 2006 - April 30, 2006	633	39.97	633	75,764
May 1, 2006 - May 31, 2006	290	39.15	290	64,427
June 1, 2006 - June 30, 2006	—	—	—	64,427
July 1, 2006 - July 31, 2006	—	—	—	64,427
August 1, 2006 - August 31, 2006	—	—	—	64,427
September 1, 2006 - September 30, 2006	—	—	—	64,427
October 1, 2006 - October 31, 2006	300	35.51	300	128,781
November 1, 2006 - November 30, 2006	2,608	32.89	2,608	43,030
December 1, 2006 - December 31, 2006	544	34.77	544	24,142

(1)	Certain repurchases were made pursuant to a 10b5 plan.
(2)	At January 1, 2006, $42.1 million remained available for purchase under previously approved plans. On February 16, 2006, April 20, 2006 and October 19, 2006, our Board of Directors authorized $75.0 million each in additional share repurchases for a total of $225.0 million. On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases. The repurchase program has no stated expiration date.

Debenture Conversions
Period	Total Dollar Value of Debentures Converted(1)	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2006 - January 31, 2006	$500,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2006 - February 28, 2006	—	—	—	—
March 1, 2006 - March 31, 2006	—	—	—	—
April 1, 2006 - April 30, 2006	—	—	—	—
May 1, 2006 - May 31, 2006	—	—	—	—
June 1, 2006 - June 30, 2006	—	—	—	—
July 1, 2006 - July 31, 2006	—	—	—	—
August 1, 2006 - August 31, 2006	—	—	—	—
September 1, 2006 - September 30, 2006	8,000,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
October 1, 2006 - October 31, 2006	—	—	—	—
November 1, 2006 - November 30, 2006	—	—	—	—
December 1, 2006 - December 31, 2006	—	—	—	—

(1)
On January 18, 2007, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures.

Holders

The number of record holders of common stock at February 23, 2007 was 447. Based upon information available to us, we believe there are approximately 16,300 beneficial holders of the common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial information for the years indicated. The table should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other information which appears elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data below has been derived from our audited Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of income data:	(In thousands, except per share data)
Operating revenues:
Medical premiums	$1,623,515	$1,291,296	$1,131,185	$962,176	$862,379
Military contract revenues	—	16,326	372,608	465,313	373,589
Professional fees	52,266	43,186	35,115	37,367	30,923
Investment and other revenues	43,111	34,228	36,646	20,440	16,535
Total	1,718,892	1,385,036	1,575,554	1,485,296	1,283,426

Operating expenses:
Medical expenses	1,295,978	1,020,754	877,774	761,063	703,357
Military contract expenses	138	2,392	317,699	452,554	360,375
General and administrative expenses	205,342	172,473	181,764	137,887	135,885
Asset impairment, restructuring, reorganization
and other costs	—	—	—	—	5,000
Total	1,501,458	1,195,619	1,377,237	1,351,504	1,204,617

Operating income from continuing operations	217,434	189,417	198,317	133,792	78,809
Interest expense	(3,901)	(8,791)	(4,684)	(5,491)	(7,650)
Other income (expense), net	1,960	1,099	31	3,176	6,271

Income from continuing operations before income taxes	215,493	181,725	193,664	131,477	77,430
Provision for income taxes	(75,022)	(61,708)	(70,245)	(46,268)	(26,650)
Income from continuing operations	140,471	120,017	123,419	85,209	50,780
Loss from discontinued operations	—	—	(682)	(22,883)	(14,332)
Net income	$140,471	$120,017	$122,737	$62,326	$36,448

Net income per common share:
Income from continuing operations	$2.49	$2.16	$2.32	$1.52	$0.88
Loss from discontinued operations	—	—	(0.02)	(0.41)	(0.25)
Net income	$2.49	$2.16	$2.30	$1.11	$0.63

Weighted average number of common shares outstanding	56,391	55,556	53,262	56,106	57,511

Net income per common share assuming dilution:
Income from continuing operations	$2.25	$1.81	$1.80	$1.21	$0.82
Loss from discontinued operations	—	—	(0.01)	(0.32)	(0.23)
Net income	$2.25	$1.81	$1.79	$0.89	$0.59

Weighted average number of common shares
outstanding assuming dilution	62,712	67,149	69,643	71,265	62,283

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$141,000	$171,261	$151,166	$170,118	$121,147
Total assets	809,412	668,846	689,780	1,134,121	1,065,966
Long-term debt (net of current portion)	118,734	52,307	125,395	116,645	75,671
Cash dividends per common share	none	none	none	none	none
Stockholders’ equity	216,718	284,252	201,697	150,764	156,565

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except ratio data)
Income from continuing operations before income taxes	$215,493	$181,725	$193,664	$131,477	$77,430
Fixed Charges:
Interest expense (including capitalized interest)(1)	3,901	8,791	4,698	5,506	7,700
Interest relating to rental expense(2)	6,321	6,603	7,695	6,795	5,205
Total Fixed Charges	10,222	15,394	12,393	12,301	12,905

Earnings Available For Fixed Charges	$225,715	$197,119	$206,057	$143,778	$90,335

Ratio Of Earnings To Fixed Charges	22.08	12.80	16.63	11.69	7.00

(1) Included in this amount is $176,000 and $1.5 million in prepaid interest and $91,000 and $1.2 million of deferred costs associated with the induced conversion of $8.5 million and $63.0 million in senior convertible debentures in 2006 and 2005, respectively.
(2) The representative interest portion of rental expense was deemed to be one-third of all rental expense.
_________________

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 7.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto. The information contained below may be subject to risk factors. We urge you to review carefully the section “Forward-Looking Statements” in Part 1, Item 1 and “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K for a more complete discussion of forward looking statements and the risks associated with an investment in our securities.

				Percent Of Revenue			Increase
	Years Ended December 31,			Years Ended December 31,			(Decrease)
	2006	2005	2004	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
	(In thousands, except per share and percentages)
Operating revenues:
Medical premiums	$1,623,515	$1,291,296	$1,131,185	94.5%	93.2%	71.8%	$332,219	25.7%	$160,111	14.2%
Military contract revenues	—	16,326	372,608	—	1.2	23.7	(16,326)	(100.0)	(356,282)	(95.6)
Professional fees	52,266	43,186	35,115	3.0	3.1	2.2	9,080	21.0	8,071	23.0
Investment and other revenues	43,111	34,228	36,646	2.5	2.5	2.3	8,883	26.0	(2,418)	(6.6)
Total	1,718,892	1,385,036	1,575,554	100.0	100.0	100.0	333,856	24.1	(190,518)	(12.1)

Operating expenses:
Medical expenses	1,295,978	1,020,754	877,774	75.4	73.7	55.7	275,224	27.0	142,980	16.3
Medical care ratio	77.3%	76.5%	75.3%					0.8		1.2
Military contract expenses	138	2,392	317,699	—	0.2	20.2	(2,254)	(94.2)	(315,307)	(99.3)
General and administrative expenses	205,342	172,473	181,764	12.0	12.5	11.5	32,869	19.1	(9,291)	(5.1)
Total	1,501,458	1,195,619	1,377,237	87.4	86.4	87.4	305,839	25.6	(181,618)	(13.2)

Operating income from
continuing operations	217,434	189,417	198,317	12.6	13.6	12.6	28,017	14.8	(8,900)	(4.5)
Interest expense	(3,901)	(8,791)	(4,684)	(0.2)	(0.6)	(0.3)	4,890	(55.6)	(4,107)	87.7
Other income (expense), net	1,960	1,099	31	0.1	0.1	—	861	78.3	1,068	3,445.2

Income from continuing operations
Before income taxes	215,493	181,725	193,664	12.5	13.1	12.3	33,768	18.6	(11,939)	(6.2)
Provision for income taxes	(75,022)	(61,708)	(70,245)	(4.3)	(4.4)	(4.5)	(13,314)	21.6	8,537	(12.2)
Tax rate	34.8%	34.0%	36.3%					0.8		(2.3)
Income from continuing operations	140,471	120,017	123,419	8.2	8.7	7.8	20,454	17.0	(3,402)	(2.8)
Loss from discontinued operations	—	—	(682)	—	—	—	—		682	(100.0)
Net income	$140,471	$120,017	$122,737	8.2%	8.7%	7.8%	$20,454	17.0%	$(2,720)	(2.2)%

Earnings per common share assuming dilution:
Income from continuing operations	$2.25	$1.81	$1.80				$0.44	24.3%	$0.01	0.6%
Loss from discontinued operations	—	—	(0.01)				—		0.01	(100.0)
Net income	$2.25	$1.81	$1.79				$0.44	24.3%	$0.02	1.1%

				Increase
	Years Ended December 31,			(Decrease)
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Membership
HMO:
Commercial	279,100	254,200	226,200	24,900	9.8%	28,000	12.4%
Medicare	56,600	56,000	53,300	600	1.1	2,700	5.1
Medicaid	60,500	55,100	50,500	5,400	9.8	4,600	9.1
Subtotal HMO	396,200	365,300	330,000	30,900	8.5	35,300	10.7
PPO:
Commercial	32,900	27,500	25,900	5,400	19.6	1,600	6.2
Medicare	1,900	300	—	1,600	533.3	300	—
Subtotal PPO	34,800	27,800	25,900	7,000	25.2	1,900	7.3
Medicare Part D	184,900	—	—	184,900	—	—	—
Medicare supplement	13,600	15,300	16,400	(1,700)	(11.1)	(1,100)	(6.7)
Administrative services	222,000	229,500	188,200	(7,500)	(3.3)	41,300	21.9
Total membership	851,500	637,900	560,500	213,600	33.5%	77,400	13.8%

Member months
HMO:
Commercial	3,208,000	2,949,600	2,612,100	258,400	8.8%	337,500	12.9%
Medicare	679,700	656,400	628,500	23,300	3.5	27,900	4.4
Medicaid	684,300	629,200	586,600	55,100	8.8%	42,600	7.3%

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

Executive Summary

Our highlights for the year ended December 31, 2006 compared to the year ended December 31, 2005 include:

•
Total operating revenues increased by 24.1%. This improvement was primarily driven by a 25.7% increase in medical premiums due to our participation in the new Medicare Part D prescription drug program (PDP), an increase in our HMO membership and premium rate increases. Also contributing to the improvement in operating revenues was a 26.0% increase in investment and other revenues, which increased due to an increase in yield during 2006 and higher average invested balances.

•	Commercial and Medicaid HMO membership increased 9.8% as a result of new accounts and in-case growth on commercial membership and continued growth in Medicaid membership.

•	Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased by 80 basis points as a result of the higher medical care ratio related to the PDP.

•
General and administrative (G&A) expenses as a percentage of medical premiums decreased to 12.7% in 2006 from 13.4% in 2005. G&A expenses increased 19.1% primarily due to PDP related expenses, higher employee compensation related expenses, premium taxes, and brokers’ fees.

•
Operating income from our managed care and corporate operations improved 24.3% primarily driven by our participation in the PDP, medical premium revenue growth from new members and premium rate increases. Our operating margin from our managed care and corporate operations, which is operating income divided by total revenues, decreased 10 basis points as a result of the lower operating margin for the PDP.

•
We repurchased 6.6 million shares of our common stock during 2006. Our weighted average common shares outstanding assuming dilution has decreased from 67.1 million in 2005 to 62.7 million in 2006, or 6.6%.

•	Our net income per common share assuming dilution increased 24.3%.

•
Our contract with our 2006 primary Las Vegas area contracted hospital group, HCA Inc. (HCA) expired on December 31, 2006. While we believe our efforts to move the majority of our HCA hospital days to other contracted hospitals will be successful, there will be emergency situations that will require us to use the HCA hospitals in 2007. See Medical Expenses below for more details.

•
Cash flows from operating activities increased to $190.4 million from $166.8 million during 2005. This increase is mostly due to the fact that we had a $13.5 million increase in income taxes payable due to the timing of tax payments, recorded an $11.8 million payable to the Centers for Medicare and Medicaid Services (CMS) as a result of favorable pharmacy utilization in our Medicare Advantage PDP, and had an increase in our non-PDP medical claims payable during 2006 compared to 2005. This was partially offset by negative cash flow of $7.9 million related to our stand-alone PDP. The negative cash flow is primarily due to insufficient funding from CMS for our reimbursable low-income subsidy and reinsurance costs. These costs should be fully reimbursed after CMS performs their year-end reconciliation, which is currently expected to be completed by the third quarter of 2007.

Year Ended December 31, 2006 Compared to 2005

Medical Premiums. The increase in medical premiums for 2006 reflects an 8.8% increase in commercial HMO member months (the number of months individuals are enrolled in a plan), which is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts. HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 5.7% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 2.8%, net of changes in benefits.

2006 PDP States
The increase in medical premiums for 2006 includes $197.1 million from our stand-alone PDP described below, which was effective January 1, 2006. We recognize medical premiums from the PDP as earned over the contract period. The increase in medical premiums for 2006 also reflects the annual Medicare increase described below and a 3.5% increase in HMO Medicare member months. The growth in Medicare member months contributes significantly to the increase in medical premiums as the Medicare per member premium rates are more than three times the average commercial premium rate. CMS contracted with us to participate in the new voluntary PDP for our Medicare Advantage (MA) plans as well as a stand-alone program for 2006. We were also selected to participate in a local and regional Medicare Advantage PPO plan. During 2006, Sierra Health and Life Insurance Company, Inc. (SHL) offered the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico , Oregon, Texas, Utah and Washington. SHL was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies. At December 31, 2006, we had 184,900 beneficiaries enrolled in the PDP, the majority of which were auto-enrolled beneficiaries.

In 2007, SHL will offer its stand-alone PDP in 30 states and the District of Columbia. We have engaged a national marketing partner for our PDP plans and we are using our established broker network in Nevada and Utah. Additionally, SHL will remain eligible as a PDP sponsor for its current auto-enrolled Medicare and Medicaid beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. SHL will no longer be a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas. At December 31, 2006, we had approximately 19,500 auto-enrolled members in New Mexico and Texas. We will lose these auto-enrolled members, but we are still eligible to retain the CMS subsidized beneficiaries in New Mexico and Texas that are not auto-enrolled, although it is likely that these beneficiaries will select another PDP sponsor. At December 31, 2006, CMS subsidized beneficiaries in New Mexico and Texas that were not auto-enrolled totaled approximately 6,300 members.

In 2007, SHL, for the first time, will offer an enhanced benefit plan, which provides brand name and generic prescription drug benefits through the coverage gap or “donut hole”. At January 31, 2007, we had 41,900 members enrolled in our enhanced benefit plan. We do not expect many new members to enroll the rest of the year as Medicare beneficiaries cannot change stand alone PDP plans during the year unless unusual circumstances exist. The premium structure for the enhanced benefit plan was based on a projected level of utilization per member. We engaged independent actuarial consultants in developing the enhanced benefit plan who used their national database in this process. Our experience so far in 2007 leads us to believe we will experience increased costs from what the actuarial projections anticipated. One cause of this may be unanticipated levels of adverse selection. Based on the data available to date, and without giving effect to any success our efforts at mitigation may have, we anticipate that expected 2007 pharmacy and maintenance costs will exceed the expected 2007 premiums; however, given the limited data we have, we are unable to reasonably estimate the amount of premium deficiency at this time. We believe that over the course of the next 45 to 60 days we will be able to obtain additional information that will allow us to reasonably estimate the amount of the premium deficiency. We are currently developing and implementing strategies in an effort to mitigate expected losses on this product. This product will not be offered in 2008. Certain strategies may be subject to approval from CMS. See Note 13, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for further discussion of our enhanced benefit plan.

CMS shares in a portion of the risk of pharmacy costs related to the basic coverage in our stand-alone and Medicare Advantage PDP. The Company recognizes a risk sharing payable or receivable based on the year-to-date activity and a corresponding increase or decrease to medical premiums. The risk sharing payable or receivable is accumulated for each contract and recorded in the prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

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

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS is transitioning to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology effective January 1, 2008. In 2005 and 2006, we were paid 70% and 50%, based on the previous payment methodology and 30% and 50%, based on the new methodology, respectively. For 2007, we will be paid 25%, based on the previous payment methodology and 75%,` based on the new methodology. For 2006, this transition towards the frailty adjusted risk methodology was favorable to our rate as a result of the unexpectedly high frailty adjuster we received for 2006 that caused our payment to be increased by 160 basis points compared to what our payment would have been if we had not continued the methodology transition. Including the effect of the revised Medicare Advantage bid process, changes in membership mix and the additional payments for the MA PDP, our net 2006 Medicare yield increase was approximately 4%. Based on the data we received in the first two months of 2007, we expect our net Medicare per-member-per-month yield to be relatively flat in 2007.

For 2008, we will be fully transitioned to a risk payment methodology which we believe will still have a frailty factor component through 2010 based on an advance notice CMS issued for comment on February 16, 2007. The notice stated that the frailty factor would continue to be a component of the risk score calculation for former Social HMO plans by using 75%, 50%, and 25% of the current frailty factor for the payments in 2008, 2009 and 2010, respectively. A final decision on this pending notice is expected to be made on April 2, 2007. Given the nature of this notice and other variable components of our annual payment calculation our 2008 payment per member may be less than our expected 2007 payment per member.

Early in 2005, CMS replaced its legacy Group Health Plan system. The transition to the new system had led to some incorrect transactions and inconsistencies in the payments and data we received from CMS. We received overpayments, of over $30 million, from CMS in excess of our current best estimate of Medicare premiums in 2005.

We have made CMS aware of the issues and they are in the process of researching the various issues. We expect these funds to be settled with CMS over the course of the next several quarters. Additionally, we have some membership discrepancies with some of the data received from CMS for 2006. We currently have approximately 1,600 Medicare members which we have been providing benefits for but for which we have not yet recorded revenue. Many of these members go back several months. We have submitted these members to CMS as part of the enrollment reconciliation process but we have not received validation or approval for these members from CMS. We believe that most, if not all, of these members will be validated and we will ultimately be paid by CMS over the next several months but we cannot be reasonably assured of that at this time. Until we receive confirmation from CMS that they are in fact our members and that we will be paid for them we do not believe that they meet the criteria for revenue recognition. As a result we have not recognized the revenue on these members during 2006.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. At December 31, 2006, we had approximately 44,300 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state’s Medicaid program. At December 31, 2006, we also had approximately 16,200 Nevada Check Up members. Nevada Check Up is the state’s Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. We received a 0.9% decrease on January 1, 2006, due in large part to our mix of Medicaid members; however, we received a 2.6% rate increase on July 1, 2006. We expect a 1% rate increase retroactive to January 1, 2007 and an additional 1.0% increase on July 1, 2007.

Effective November 1, 2006, the DHCFP awarded a contract to Health Plan of Nevada, Inc. as one of two Medicaid managed care contractors in the state of Nevada. The new contract is effective until June 30, 2009. The new contract includes a provision that allows the DHCFP, at its sole option, to extend the contract for up to two additional years. The other Medicaid managed care contractor is new to the program and when the new contract became effective, the Medicaid members were given the option to select their plan and it appears that not only did we retain our existing members, but that many of the other members selected us over the new contractor as well. Since our current membership is estimated to be approximately 60% of the market share, the new contractor will get approximately 90% of new members that do not make an active selection based on the state Medicaid membership algorithm. Over time, this should keep the membership within a 60/40 band between the two contractors.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Professional Fees. The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries, a new contract to provide pharmacy services to a skilled nursing facility, and a new contract to provide anesthesiology services to a local hospital, which started in the third quarter of 2005.

Investment and Other Revenue. Higher average invested balances and an increase in yield during 2006 primarily contributed to the increase in investment and other revenues. See Note 3, "Cash and Investments", in the Notes to Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased 80 basis points primarily due to the PDP, which had medical expenses of $160.3 million and has a higher medical care ratio than our other products. Our medical care ratio for the PDP was 81.3%, which accounted for 50 basis points of the increase. Medical premiums from the PDP are recognized as earned over the contract period; however, pharmacy and administrative costs are recognized as incurred with no allocation or annualized estimation of the impact of deductibles, the coverage gap or “donut hole,” prior to it being reached by the member, or reinsurance. This method of recognizing revenues and expenses results in a disproportionate amount of expense in the first part of each contract year when the plan is responsible for a larger portion of the drug cost.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2006, was 62.8 compared to 48.6 for 2005. Pharmacy claims activity related to the PDP accounted for 11.2 days of this increase due to the timing of a year end claims run and amounts reserved under the state to plan reconciliation. The remaining increase was related to an increase in claims payable for provider disputes and timing of claims payments.

Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years’ estimates of $15.9 million and $13.3 million for the years ended December 31, 2006 and 2005, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated.  We also have amounts related to provider disputes in our claims payable that if settled for more than the amount recorded could have an adverse impact on our operating results, financial position and cash flows. For a further description of the estimate for our medical claims payable liability, see below in “Critical Accounting Policies and Estimates”.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $134.3 million and $128.3 million, or 10.4% and 12.6%, of our total medical expenses for 2006 and 2005, respectively. Also included in medical expenses are the operating expenses of the Company’s medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 28.4% and 32.9% of our total medical expenses for 2006 and 2005, respectively.

The Las Vegas area has thirteen hospitals. Our contract with our 2006 primary Las Vegas area contracted hospital organization, which includes three hospitals − Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center − owned by HCA, expired on December 31, 2006. We have contracts in place through at least the middle of 2008 with all of the other hospitals in southern Nevada. These contracts are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contract rates. While we believe our efforts to move the majority of our HCA hospital days to other contracted hospitals will be successful, there will be emergency and other situations that will require us to use the HCA hospitals in 2007. In 2007, we may be required to pay full-billed charges for services rendered to our commercial members at an HCA hospital. Full-billed charges are substantially higher then our current commercial rates with our contracted hospitals. We will receive a significant discount to full-billed charges for services rendered to Medicare and Medicaid members at an HCA hospital because they will be required to bill us at the Medicare and Medicaid fee schedule. Currently, we cannot project the utilization of HCA hospitals in 2007; however, we believe there is sufficient hospital capacity in our Las Vegas area contracted hospitals to service all of our members. We do expect the loss of the HCA contract to have a material adverse impact on our medical loss ratio in 2007.

General and Administrative Expenses. G&A expenses increased primarily due to PDP related expenses, higher employee compensation related expenses, premium taxes, and brokers’ fees. As a percentage of medical premiums, G&A expenses were 12.7% for 2006, compared to 13.4% for 2005.

Interest Expense. Debenture holders converted $63.0 million of our senior convertible debentures during 2005. This conversion resulted in a decrease in interest expense in 2006 compared to 2005. This decrease was partially offset by using our credit facility to repurchase shares. At December 31, 2006, we had $75 million outstanding on our credit facility.

Provision for Income Taxes. Our effective tax rate is slightly less than the statutory rate due primarily to tax-preferred investments. The 2006 tax rate was higher than 2005 primarily due to a favorable state tax settlement during 2005.

Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us. We use significant estimates and judgments in determining our effective tax rate. We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments. Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law, emerging legislation and interpretations; any adjustments are included in the effective tax rate in the current period.

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

Military Contract Revenues.The decrease in military contract revenue for the year is the result of SMHS completing its health care operations under the TRICARE contract on August 31, 2004.

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

Investment and Other Revenues. We had an overall decrease in investment and other revenues of $2.4 million. We had a decrease of $9.4 million in administrative services revenue for the services we are providing relative to our sales agreement for the workers’ compensation insurance operations, beginning April 1, 2004. On March 31, 2004, we completed the sale of the workers’ compensation insurance operations. The purchaser engaged a third party claims administrator to administer claims for a period of fifteen years for which we are financially obligated for its contracted fees. In addition, we are required to perform certain transition and managed care services. Total revenue associated with these services for 2005 and 2004 was $2.7 million and $12.1 million, respectively. The cost to provide these services is reflected in our general and administrative expenses.

Offsetting the decrease of $9.4 million in administrative services revenue, we had an increase in investment and other revenues of $6.5 million due to an increase in yield during 2005 and higher average invested balances, partially offset by a loss on a short sale of U.S. Treasury bonds.

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

Our medical claims payable liability requires us to make significant estimates. Any changes to the estimates would be reflected in the year the adjustments are made. Included in medical expenses is favorable development on prior years’ estimates of $13.3 million and $12.1 million for the years ended December 31, 2005 and 2004, respectively. The favorable development is a result of claims being settled for amounts less than originally estimated.  For a further description of the estimate for our medical claims payable liability, see below in “Critical Accounting Policies and Estimates”.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $128.3 million and $114.1 million, or 12.6% and 13.0%, of our total medical expenses for 2005 and 2004, respectively. Also included in medical expenses are the operating expenses of the Company’s medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 32.9% and 32.3% of our total medical expenses for 2005 and 2004, respectively.

Military Contract Expenses. The decrease in military contract expenses is primarily the result of SMHS completing its final month of health care operations under the TRICARE contract in August 2004. Expenses for 2005 primarily consist of costs incurred related to the phase-out of the military health care operations as previously discussed.

General and Administrative Expenses. G&A expenses decreased due to lower expenses to provide services and other adjustments relative to our sales agreement for the workers’ compensation insurance operations, offset by higher employee compensation related expenses, premium taxes, brokers’ fees and costs associated with marketing our new Medicare programs. As a percentage of medical premium revenue, G&A expenses were 13.4% for 2005, compared to 16.1% for 2004. Services related to our sales agreement for the workers’ compensation insurance operations, included in our G&A expenses, as a percentage of medical premium revenue, were 0.2% and 1.9% for 2005 and 2004, respectively.

Interest Expense. Interest expense increased due to interest expense related to a short sale of U.S. Treasury bonds and the prepaid interest paid for the conversion of $63.0 million of the Company’s senior convertible debentures and the associated write-off in deferred debenture-related costs.

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

Discontinued Operations. On January 15, 2003, we announced that we were exploring strategic alternatives to dispose of CII Financial, Inc. (CII). Our Board of Directors authorized the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, we reclassified our workers’ compensation insurance business as discontinued operations.

On November 25, 2003, we announced that we had reached an agreement to sell California Indemnity Insurance Company (Cal Indemnity), and its subsidiaries. Cal Indemnity and its subsidiaries were CII’s only significant asset. In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write down the investment in Cal Indemnity to its estimated net sales proceeds.

On March 31, 2004, we completed the sale of Cal Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, were Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our major sources and uses of cash is reflected in the table below.

	Years Ended December 31,
	2006	2005
	(In thousands)
Sources of cash:
Cash provided by operating activities	$190,371	$166,832
Exercise of stock in connection with stock plans	14,464	22,346
Proceeds from other long-term debt, net of payments	75,000	—
Other	9,853	—
Total cash sources	289,688	189,178

Uses of cash:
Purchase of investments, net of proceeds	(59,263)	(131,220)
Purchase of treasury stock	(243,136)	(154,382)
Other	(16,430)	(23,136)
Total cash uses	(318,829)	(308,738)

Net decrease in cash	$(29,141)	$(119,560)

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

Cash flows from operating activities increased to $190.4 million from $166.8 million during 2005. This increase is mostly due to the fact that we had a $13.5 million increase in income taxes payable due to timing of tax payments, recorded an $11.8 million payable to CMS as of result of favorable pharmacy utilization in our Medicare Advantage PDP, and had an increase in our non-PDP medical claims payable during 2006 compared to 2005. This was partially offset by negative cash flow of $7.9 million related to our stand alone PDP. The negative cash flow is primarily due to insufficient funding from CMS for our reimbursable low-income subsidy and reinsurance costs. These costs should be fully reimbursed after CMS performs their year-end reconciliation which is currently expected to be completed by the third quarter of 2007. We also believe our 2007 cash flows will be sufficient to cover any reductions in cash flow related to probable losses from our enhanced benefit PDP stand alone product offering. See Note 13, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements for further discussion of our enhanced benefit plan.

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

During 2005, we received offers and entered into five separate and privately negotiated transactions with debenture holders (holders) pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of our common stock in accordance with the indenture governing the debentures. During the first quarter of 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock. During the third quarter of 2006, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8,000,000 in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. In January 2007, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures.

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility. Effective June 26, 2006, this facility was amended to extend the expiration from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%. The facility is available for general corporate purposes and at December 31, 2006, we had $75.0 million outstanding on this facility.

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

Sierra Share Repurchase Program

From January 1, 2006 through December 31, 2006, we purchased 6.6 million shares of our common stock, in the open market or through negotiated transactions, for $243.1 million at an average cost per share of $36.98. Since the repurchase program began in early 2003 and through December 31, 2006, we purchased, in the open market or through negotiated transactions, 28.7 million shares for $630.8 million at an average cost per share of $22.01. The

Company has repurchased 585,000 shares for $21.1 million at an average cost per share of $36.04 subsequent to December 31, 2006 through February 23, 2007.

During 2006 our Board of Directors authorized us to purchase an additional $225.0 million in share repurchases. On January 25, 2007 our Board of Directors authorized us to purchase an additional $50.0 million in share repurchases. At February 23, 2007, $53.1 million was available under the Board of Directors’ authorized plan. The repurchase program has no stated expiration date.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $18.7 million at December 31, 2006. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders’ equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $58.9 million in cash and cash equivalents held at December 31, 2006, $38.6 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause a violation of statutory net worth and reserve requirements.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our long-term debt consists of our 2¼% senior convertible debentures issued in March 2003 and our credit facility. We occupy space and lease equipment under leases that are accounted for as capital leases, where the property and equipment and related lease obligations are recorded on our balance sheet.

We also occupy premises and utilize equipment under operating leases that expire at various dates through 2016. In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on our balance sheet.

Our contractual obligations and commitments at December 31, 2006 are summarized in the table below. The amounts presented include all future payments associated with each obligation including interest expense.

	Long-Term	Capital	Operating	Purchase
	Debt (1)	Leases	Leases	Obligations(2)	Total
Payments due in less than 1 year	$979	$144	$18,976	$10,984	$31,083
Payments due in 1 to 3 years	1,957	176	35,909	—	38,042
Payments due in 3 to 5 years	76,957	74	33,425	—	110,456
Payments due in more than 5 years	54,756	31	64,211	—	118,998
Total	$134,649	$425	$152,521	$10,984	$298,579

(1)
The senior convertible debentures mature in March 2023; however, holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. Since December 2003, our share price has exceeded 120% of the conversion price, which provides debenture holders the option to convert their debentures into our common stock. We can redeem the debentures for cash beginning on or after March 20, 2008. See Note 8 - "Long-Term Debt" in the Notes to Consolidated Financial Statements for additional information related to our senior convertible debentures.

(2)
Purchase obligations include a $10.0 million investment commitment to purchase a limited partnership interest in a private equity group and purchase obligations totaling $984,000 that have a remaining commitment in excess of $100,000 at December 31, 2006.

We also have a $3.4 million long-term liability for transition services related to our sale of CII that we are required to provide through December 31, 2009.

As discussed in Note 9, "Employee and Director Benefit Plans", in the Notes to Consolidated Financial Statements, we have long-term liabilities for employee benefit plans, including a defined contribution pension and 401(k) plan, supplemental retirement plan and supplemental executive retirement plan. The payments related to the plans are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments.

Other

During 2006, we incurred expenditures related primarily to the purchase of computer hardware and software, leasehold improvements on facilities, furniture and equipment and other normal capital requirements. Our short-term liquidity needs will be primarily for the capital items noted above along with normal operating items. We expect to spend $15 to $25 million in capital expenditures in 2007, which is less than the limit under our revolving credit facility. We believe that our existing working capital, operating cash flow and amounts available under our credit facility should be sufficient to fund our capital expenditures and liquidity needs on a short and long-term basis. Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

Inflation

Health care costs continue to rise at a rate faster than the Consumer Price Index. We use various strategies to mitigate the negative effects of health care cost inflation, including setting commercial premiums based on our anticipated health care costs, risk-sharing arrangements with our various health care providers and other health care cost containment measures including member co-payments. There can be no assurance, however, that in the future, our ability to manage medical costs will not be negatively impacted by items such as technological advances, competitive pressures, applicable regulations, change in provider contracts, increases in pharmacy and other medical costs, utilization changes and catastrophic items, which could, in turn, result in medical cost increases equaling or exceeding premium increases.

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

While we are unable to predict what legislative or regulatory changes may occur or the impact of any particular change, our operations and financial results could be negatively affected by any legislative or regulatory requirements. For example, any proposals to eliminate or reduce the Employee Retirement Income Security Act (ERISA), which regulates insured and self-insured health care coverage plans offered by employers, pre-emption of state laws that would increase potential managed care litigation exposure, affect underwriting practices, limit rate increases, require new or additional benefits or affect contracting arrangements (including proposals to require HMOs and PPOs to accept any health care provider willing to abide by an HMO's or PPO's contract terms or commission arrangements) may have a material adverse effect on our business. The continued consideration and enactment of “anti-managed care” laws and regulations by federal and state bodies may make it more difficult for us to manage medical costs and may adversely affect financial results.

In addition to changes in existing laws and regulations, we are subject to audits, investigations and enforcement actions. These include, but are not limited to, possible government actions relating to ERISA, the Federal Employees Health Benefit Plan, federal and state fraud and abuse laws and laws relating to utilization management and the delivery and payment of health care. In addition, our Medicare business is subject to Medicare regulations promulgated by CMS. Violation of government laws and regulations may result in an assessment of damages, civil or criminal fines or penalties, or other sanctions, including exclusion from participation in government programs. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult for us to sell our products and services and retain existing business.

In addition to the items described above, we urge you to review carefully the section “Forward-Looking Statements” in Part 1, Item 1 and “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We estimate that, upon adoption, the cumulative effect adjustment charged to retained earnings to increase reserves for uncertain tax positions will be less than $5.0 million. This estimate is subject to revision as we finalize our analysis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires the recognition of the unfunded status of pension and other postretirement benefit plans on the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. We have adopted SFAS 158 and it did not have a material impact on our year ended December 31, 2006 consolidated financial position or results of operations. See Note 9," Employee and Director Benefit Plans", in the Notes to Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB 108 and it did not have a material impact on our year ended December 31, 2006 consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (SFAS 159).

SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on currently available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we reevaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. The following discusses our most critical accounting policies and estimates, which have been reviewed by the Audit Committee of our Board of Directors.

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

The completion factors and estimated PMPM costs are the most significant factors we use in estimating our IBNR claims. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable balance as a result of these factors:

Completion Factor (a)		PMPM Factor (b)
	Increase		Increase
Increase	(Decrease) In	Increase	(Decrease) In
(Decrease)	Medical Claims	(Decrease)	Medical Claims
In Factor	Payable	In Factor	Payable
(In thousands, except percentages)

(3) %	$29,975	(3)%	$(4,528)
(2) %	19,777	(2)%	(3,018)
(1) %	9,787	(1)%	(1,509)
1%	(5,707)	1%	1,509
2%	(7,995)	2%	3,018
3%	(9,338)	3%	4,528

(a)
Reflects estimated potential changes in medical claims payable caused by changes in the completion factors for claims incurred in months prior to the most recent three months. Completion factors are not increased beyond 100%.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in PMPM factors for claims incurred in the most recent three months.

Management believes, based on information presently available, that the recorded liability for medical claims payable, which at December 31, 2006 represented 37.6% of our total consolidated liabilities or $222.9 million, is reasonable and adequate to cover the related future health care claim payments. However, a difference between the recorded liability and actual developed claim payments could have a material impact on our financial results. For example, a 1% increase in medical claims payable as of December 31, 2006 would reduce reported net income for the year ended 2006 by $1.4 million or 1.0%, and diluted earnings per share would be reduced by $0.02.

The table below provides historical information regarding the accrual and payment of our medical claims payable. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals. The impact of any “changes in prior periods’ estimates” may be offset as we establish the estimate for the current year. Our accounting practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a reasonable level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current period medical expenses. The evaluation of medical claims payable at December 31, 2006 is comparable to prior years and we have applied our methodology in a consistent manner in determining our best estimate for medical claims payable at each reporting date.

The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Medical claims payable, beginning of period	$135,867	$119,337	$103,951
Add: components of incurred medical expenses
Current period medical claims	1,311,854	1,034,089	889,921
Changes in prior periods’ estimates	(15,876)	(13,335)	(12,147)
Total incurred medical expenses	1,295,978	1,020,754	877,774

Less: medical claims paid
Current period	1,104,093	912,806	780,934
Prior period	104,857	91,418	81,454
Total claims paid	1,208,950	1,004,224	862,388

Medical claims payable, end of period	$222,895	$135,867	$119,337

The “changes in prior periods’ estimates” of $15.9 million represents an estimate based on paid claim activity from January 1, 2006 to December 31, 2006. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Approximately 69% of the “changes in prior periods’ estimates” incurred in 2006 relates to claims incurred in 2005, with the remaining 31% related to claims incurred in 2004 and prior. A portionof the change to claims incurred in 2004 and prior relate to final settlement of provider related dispute items settled in 2006.

We have not changed our methods and assumptions as we have re-estimated reserves, but rather, the availability of additional paid claims information drives our changes in the estimate of the medical claims payable. Other than reflecting this additional historical activity in our estimates, the method or assumptions have not materially changed since the last reporting date.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any period-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out, becomes known. This information is compared to the originally established liability. Favorable development related to prior years, which is shown as a negative amount in the “changes in prior periods’ estimates”, results from claims being settled for amounts less than originally estimated.

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

The increase in the medical claims payable balance from December 31, 2005 to December 31, 2006 is primarily due to our new PDP program, an increase in amounts reserved for provider disputes, and other activities in the ordinary course of business. These activities include, but are not limited to, increases in membership, utilization and unit costs. The ratio of medical claims payable at the end of the period to the incurred medical expense for current period medical claims is 17.0% and 13.1% for 2006 and 2005, respectively.

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

Litigation and Legal Accruals. We are subject to various claims and other litigation in the ordinary course of business. Such litigation includes, but is not limited to, claims of medical malpractice, claims for coverage or payment for medical services rendered to HMO members and claims by providers for payment for medical services rendered to HMO and other members. We may also face claims for punitive damages that are not covered by insurance. In addition, under the terms of the note receivable due from the sale of Cal Indemnity, which is subject to adjustment for loss development, we can be indirectly affected by claims for workers’ compensation and claims by providers for payment of medical services rendered to injured workers. With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for our self-insured portion based upon our current assessment of such litigation. In addition, we accrue estimated legal defense and other settlement costs based on our assessment of the available information, including our outside legal counsel’s assessment of the case. We also assess potential legal exposure, based on currently available information, to determine if a precautionary notice of potential claim should be reported to our insurers and if an accrual should be established.

Note Receivable From the Sale of Cal Indemnity. On March 31, 2004, we completed the sale of Cal Indemnity and its insurance subsidiaries. We received a note for $62.0 million, which is subject to certain adjustments including development that occurs on the loss and allocated loss adjustment expense (ALAE) reserves from the closing date through December 31, 2009. Included in the development is, if applicable, any uncollectible reinsured losses. We are also obligated to perform, be responsible for the performance of, or be financially obligated to pay for, certain transition services through December 31, 2009 for which we received a limited amount of funds for these services.

In the fourth quarter of 2003, we recorded a charge of $15.6 million, gross and net of tax, to write-down the investment in Cal Indemnity to its estimated net sales proceeds of approximately $73 million. We used estimates and assumptions to project Cal Indemnity’s future operating results, the costs to perform transition services, the funds to be received for transition services, the expected value of certain assets, the development of loss and ALAE reserves, and the sales transaction costs.

The determination of loss development requires an actuarial evaluation of Cal Indemnity’s or its successor’s loss reserves. Projecting loss and ALAE reserves have a significant degree of inherent uncertainty when related to their subsequent payments. It is not only possible but also probable that the projected reserves will differ from their related subsequent developments. Underlying causes for this uncertainty include, but are not limited to, uncertainty in development patterns, unanticipated inflationary trends affecting the cost of services covered by the insurance contract, adverse legal outcomes and new interpretations of laws or regulations or of disputed contract provisions that result in having to provide new or extended benefits. This uncertainty can result in both adverse as well as favorable development of actual subsequent activity when compared to the reserve established. Our sold workers’ compensation insurance subsidiaries had net adverse loss development occur in each of the past years 1999 to 2004 ranging from $8.7 million to $24.0 million.

In making actuarial loss projections, there is no single “right” way or method. An actuary must exercise a significant amount of his or her judgment in selecting loss development factors and even a small change in one loss development factor can have a large impact when it is applied over several accident years. This can result in significant differences between one actuary’s best estimate of the projected loss reserves and another actuary’s best estimate of those same loss reserves. In addition, actuarial projections will change with the passage of time as new or additional information is obtained or experienced.

The actuarial projections for the second and third quarters of 2004 had indicated only a small amount of loss development. In the fourth quarter of 2004, we engaged a new independent actuary to perform an analysis of the loss and ALAE reserves. The analysis was used to help us determine if a valuation allowance should be established on the note receivable. We were required to engage a new actuary to avoid a potential conflict of interest with our former actuary, who was still engaged by Cal Indemnity, and the resulting impact to internal controls. Our new actuary used standard casualty insurance projection methods including paid and incurred development methods and paid and incurred Bornhuetter-Ferguson methods. The development methods utilize historical patterns of paid and incurred development over time to estimate future development. The Bornhuetter-Ferguson methods determine the expected unreported and expected unpaid losses by estimating the expected loss ratio and subtracting the actual reported incurred and paid losses. The actuary then selected a projected ultimate cost using the four methods as a guide as well as considering industry trends and other factors.

Based on our new actuary’s analyses as well as considering the historical adverse loss development trend, we recorded a valuation allowance of $15.0 million in December 2004. Partially offsetting this was a reduction in accrued liabilities related to the sale. As noted above, we are contractually obligated for the performance of certain transition services through December 31, 2009. We previously accrued net liabilities for the then projected deficiency in the revenues to be received to perform the services. In 2004, due to actual revenues exceeding estimates and actual expenses being less than projected expenses, we re-evaluated the remaining liabilities, which resulted in a $5.5 million reduction.

Any future adverse loss development could have a material effect on our financial results. For example, a 1% increase in the projected loss and ALAE ratios for all of the 2000 through 2005 accident years would increase the adverse development by approximately $6.4 million. If the loss and ALAE ratios for all accident years since Cal Indemnity’s inception (1988) increased by 1%, the adverse development would increase by approximately $17.6 million.

At December 31, 2006, we reevaluated the $15.0 million valuation allowance on the $62.0 million note receivable and considered the actuarial analyses at December 31, 2006.  Based upon the analyses performed, it was determined no change to the valuation allowance was warranted at December 31, 2006.

It should be noted that in January 2007, we received a confirmation request from the acquiring company’s auditors, which stated that they are carrying their note payable to Sierra at an amount that is lower than our receivable balance. As noted above, there is no single correct actuarial method to project workers’ compensation insurance reserves. While we believe that our actuary’s analyses are reasonable and appropriate, there is no assurance that an independent arbitrator will agree with our actuary’s findings when the note is settled in 2010.

Other. In addition to the critical accounting policies and estimates discussed above, other areas requiring us to use judgment, assumptions and estimates include, but are not limited to, allowance for retroactive premium adjustments, potential investment impairments, deferred tax assets and liabilities, legal reserves, contractual discounts on professional fee revenue, allowances for doubtful receivables, other accrued liabilities, amounts related to our PDP, accrued payroll and taxes, post-employment benefit liabilities, unearned premium revenue and contingent assets and liabilities. See Note 2, "Summary of Significant Accounting Policies", in the Notes to Consolidated Financial Statements.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 31, 2006, we had approximately $432.7 million in cash and cash equivalents and current, long-term and restricted investments. Of the total investments of $373.8 million, approximately $281.0 million are classified as available-for-sale. These investments are primarily in fixed income investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

Assuming interest rates were to increase by a factor of 1.1, the net hypothetical loss in fair value of stockholders' equity related to financial instruments is estimated to be approximately $2.9 million pre-tax (1.3% of total stockholders' equity). We believe that such an increase in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

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

At December 31, 2006, we had outstanding $43.5 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The borrowing rate on our revolving credit facility is currently LIBOR plus 0.60%. At December 31, 2006, we had drawn $75.0 million on this facility.

At December 31, 2006, we had approximately $88.5 million invested in trust deed mortgage notes and real estate joint ventures. Trust deed mortgage notes and real estate joint ventures are classified and accounted for as other investments. Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments are typically based on appraisals or other market data obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the values of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due. Our investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah. We have made assessments as to the value and recoverability of our investments in our trust deed mortgage notes and real estate joint ventures. We believe our investments in trust deed mortgage notes and real estate joint ventures are properly stated at December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 27, 2007

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$58,918	$88,059
Investments	323,846	281,250
Accounts receivable (less allowance for doubtful accounts:
2006 - $5,518; 2005 - $5,792)	21,308	14,501
Current portion of deferred tax asset	29,861	23,949
Prepaid expenses and other current assets	110,020	30,596
Total current assets	543,953	438,355

Property and equipment, net	71,893	71,357
Restricted cash and investments	19,428	18,252
Goodwill (less accumulated amortization: 2006 and 2005 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	18,656	13,266
Note receivable (less valuation allowance: 2006 and 2005 - $15,000)	47,000	47,000
Other assets	93,700	65,834
Total assets	$809,412	$668,846

Liabilities and stockholders’ equity
Current liabilities:
Accrued and other current liabilities	$100,390	$58,238
Trade accounts payable	1,552	2,347
Accrued payroll and taxes	25,925	21,469
Medical claims payable	222,895	135,867
Unearned premium revenue	52,075	49,067
Current portion of long-term debt	116	106
Total current liabilities	402,953	267,094

Long-term debt (less current portion)	118,734	52,307
Other liabilities	71,007	65,193
Total liabilities	592,694	384,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized;
2006 - 70,835; 2005 - 69,136 shares issued	354	346
Treasury stock: 2006 - 17,011; 2005 - 11,006 common stock shares	(600,539)	(377,190)
Additional paid-in capital	436,643	400,287
Accumulated other comprehensive loss	(8,635)	(1,750)
Retained earnings	388,895	262,559
Total stockholders’ equity	216,718	284,252
Total liabilities and stockholders’ equity	$809,412	$668,846

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Operating revenues:
Medical premiums	$1,623,515	$1,291,296	$1,131,185
Military contract revenues	—	16,326	372,608
Professional fees	52,266	43,186	35,115
Investment and other revenues	43,111	34,228	36,646
Total	1,718,892	1,385,036	1,575,554

Operating expenses:
Medical expenses	1,295,978	1,020,754	877,774
Military contract expenses	138	2,392	317,699
General and administrative expenses	205,342	172,473	181,764
Total	1,501,458	1,195,619	1,377,237

Operating income from continuing operations	217,434	189,417	198,317
Interest expense	(3,901)	(8,791)	(4,684)
Other income (expense), net	1,960	1,099	31

Income from continuing operations before income taxes	215,493	181,725	193,664
Provision for income taxes	(75,022)	(61,708)	(70,245)
Income from continuing operations	140,471	120,017	123,419
Loss from discontinued operations (net of
income tax benefit of 2006 - $0; 2005 - $0; 2004 - $839)	—	—	(682)
Net income	$140,471	$120,017	$122,737

Net income per common share:
Income from continuing operations	$2.49	$2.16	$2.32
Loss from discontinued operations	—	—	(0.02)
Net income	$2.49	$2.16	$2.30

Net income per common share assuming dilution:
Income from continuing operations	$2.25	$1.81	$1.80
Loss from discontinued operations	—	—	(0.01)
Net income	$2.25	$1.81	$1.79

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

							Accumulated		Total
					Additional	Deferred	Other		Stock-
	Common Stock		In Treasury		Paid-in	Compen-	Comprehensive	Retained	holders’
	Shares	Amount	Shares	Amount	Capital	sation	Gain (Loss)	Earnings	Equity

Balance, January 1, 2004	60,125	$301	6,221	$(112,737)	$227,282	$(22)	$(479)	$36,419	$150,764
Common stock issued in connection
with stock plans	4,800	24	(415)	8,670	30,268	(6,313)	—	(5,799)	26,850
Stock-based compensation expense	—	—	—	—	1,602	6,047	—	—	7,649
Tax benefits from share-based
payment arrangement	—	—	—	—	27,287	—	—	—	27,287
Repurchase of common stock shares	—	—	3,386	(133,809)	—	—	—	—	(133,809)
Treasury shares not included in stock
dividend	(2,971)	(15)	—	—	—	—	—	—	(15)
Comprehensive income:
Net income	—	—	—	—	—	—	—	122,737	122,737
Other comprehensive income:
Net unrealized holding gain on
available-for-sale investments
($359 pretax)	—	—	—	—	—	—	234	—	234
Total comprehensive income	—	—	—	—	—	—	234	122,737	122,971
Balance, December 31, 2004	61,954	310	9,192	(237,876)	286,439	(288)	(245)	153,357	201,697
Common stock issued in connection
with stock plans	2,106	11	(511)	15,068	18,089	(7)	—	(10,815)	22,346
Stock-based compensation expense	—	—	—	—	7,096	295	—	—	7,391
Common stock issued in connection
with conversion of debentures	6,890	34	—	—	62,966	—	—	—	63,000
Tax benefits from share-based
payment arrangement	—	—	—	—	25,697	—	—	—	25,697
Repurchase of common stock shares	—	—	2,325	(154,382)	—	—	—	—	(154,382)
Treasury shares not included in stock
dividend	(1,814)	(9)	—	—	—	—	—	—	(9)
Comprehensive income:
Net income	—	—	—	—	—	—	—	120,017	120,017
Other comprehensive income:
Net unrealized holding loss on
available-for-sale investments
($2,315 pretax)	—	—	—	—	—	—	(1,505)	—	(1,505)
Total comprehensive income	—	—	—	—	—	—	(1,505)	120,017	118,512
Balance, December 31, 2005	69,136	346	11,006	(377,190)	400,287	—	(1,750)	262,559	284,252
Common stock issued in connection
with stock plans	770	3	(571)	19,755	8,847	—	—	(14,141)	14,464
Stock-based compensation expense	—	—	—	32	9,161	—	—	6	9,199
Common stock issued in connection
with conversion of debentures	929	5	—	—	8,495	—	—	—	8,500
Excess tax benefits from share-based
payment arrangements	—	—	—	—	9,853	—	—	—	9,853
Repurchase of common stock shares	—	—	6,576	(243,136)	—	—	—	—	(243,136)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(6,024)	—	(6,024)
Comprehensive income:
Net income	—	—	—	—	—	—	—	140,471	140,471
Other comprehensive income:
Net unrealized holding loss on
available-for-sale investments
($224 pretax)	—	—	—	—	—	—	(146)	—	(146)
Unfunded portion of defined benefit
pension plan ($1,100 pretax)	—	—	—	—	—	—	(715)	—	(715)
Total comprehensive income	—	—	—	—	—	—	(861)	140,471	139,610
Balance, December 31, 2006	70,835	$354	17,011	$(600,539)	$436,643	$—	$(8,635)	$388,895	$216,718

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$140,471	$120,017	$122,737
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	682
Depreciation	16,570	14,951	17,084
Stock based compensation expense	9,199	7,391	7,332
Excess tax benefits from share-based payment arrangements	(9,853)	—	—
Provision for doubtful accounts	2,715	2,017	1,667
Loss (gain) on property and equipment dispositions	256	(2,110)	(136)
Valuation allowance on note receivable	—	—	15,000
Change in operating assets and liabilities:
Military accounts receivable	75	25,171	21,937
Deferred tax asset	2,257	20,124	41,588
Other current assets	(90,127)	4,679	11,364
Other assets	(7,217)	1,671	(7,757)
Accrued payroll and taxes	4,456	(6,199)	11,095
Medical claims payable	87,028	16,530	15,386
Military healthcare payable	—	(17,061)	(59,544)
Other current liabilities	31,462	(19,466)	(36,149)
Unearned premium revenue	3,008	(1,696)	4,875
Other liabilities	71	813	(2,631)
Net cash provided by operating activities of continuing operations	190,371	166,832	164,530

Cash flows from investing activities:
Capital expenditures	(16,749)	(13,946)	(26,237)
Property and equipment dispositions	430	919	3,135
Purchase of available-for-sale investments, including restricted investments	(814,737)	(870,143)	(561,190)
Proceeds from sales/maturities of available-for-sale investments, including restricted investments	799,691	755,843	631,951
Purchase of other investments	(63,449)	(39,420)	(30,825)
Proceeds from sales/maturities of other investments	19,232	22,500	2,750
Net cash (used for) provided by investing activities of continuing operations	(75,582)	(144,247)	19,584

Cash flows from financing activities:
Payments on debt and capital leases	(111)	(10,109)	(1,775)
Proceeds from other long-term debt	75,000	—	10,000
Purchase of treasury stock	(243,136)	(154,382)	(133,809)
Excess tax benefits from share-based payment arrangements	9,853	—	—
Exercise of stock options in connection with stock plans	14,464	22,346	26,849
Net cash used for financing activities of continuing operations	(143,930)	(142,145)	(98,735)

Net cash (used for) provided by continuing operations	(29,141)	(119,560)	85,379

Cash flows of discontinued operations
Operating cash flows	—	—	(9,866)
Investing cash flows	—	—	13,586
Financing cash flows	—	—	—
Net cash provided by discontinued operations	—	—	3,720

Net (decrease) increase in cash and cash equivalents	(29,141)	(119,560)	89,099
Cash and cash equivalents at beginning of year	88,059	207,619	118,520
Cash and cash equivalents at end of year	$58,918	$88,059	$207,619

Supplemental statements of cash flows information is presented below:

Cash paid during the year for interest (net of amount capitalized)	$(2,564)	$(8,600)	$(3,025)
Cash paid during the year for income taxes	(55,748)	(44,732)	(12,900)

Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	8,500	63,000	—
Tax benefits from share-based payment arrangements	—	25,697	27,287
Assets and liabilities recorded in conjunction with the sale of the workers’
compensation operations	—	—	54,060
Additions to capital leases	47	19	253
Investments purchased but not settled	9,900	3,330	1,851

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1. BUSINESS

Business. The consolidated financial statements include the accounts of Sierra Health Services, Inc. and its subsidiaries (collectively referred to as “Sierra” or the “Company”). Sierra is a managed health care organization that provides and administers the delivery of comprehensive health care programs with an emphasis on quality care and cost management. Sierra’s broad range of managed health care services are provided through its health maintenance organization (“HMO”), managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and medical management programs. Ancillary products and services that complement the Company's managed health care product lines are also offered. In addition, the Company had a subsidiary that administered a managed care federal contract for the Department of Defense’s (“DoD”) TRICARE program in Region 1. Health care services under the Company's TRICARE contract for Region 1 ended on August 31, 2004. On September 1, 2004, the Company entered a phase-out period at substantially reduced revenues. During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of the Company's military health care operations.

The Company’s continuing operations include two reportable segments: the managed care and corporate operations segment and military health services operations segment. The Company’s prior third reportable segment, workers’ compensation operations, was classified as a discontinued operation and was sold on March 31, 2004. See Note 12 - "CII Financial, Inc. Discontinued Operations" for disclosure on and a description of the discontinued operations.

Reclassifications. Certain amounts in the consolidated financial statements for the years ended December 31, 2005 and 2004 have been reclassified to conform with the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. Sierra's consolidated subsidiaries include: Health Plan of Nevada, Inc. (“HPN”) and Texas Health Choice, L.C. (“TXHC”), which are licensed HMOs; Sierra Health and Life Insurance Company, Inc. (“SHL”), a health and life insurance company; Southwest Medical Associates, Inc. (“SMA”), a multi-specialty medical provider group; Sierra Military Health Services, LLC, and its subsidiary, (“SMHS”), a company that provided and administered managed care services to certain TRICARE eligible beneficiaries; CII Financial, Inc. ("CII"); administrative services companies; a home health care agency; a full service hospice agency; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services.

Medical Premiums. Commercial membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra upon 60 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which members are entitled to receive services and are net of estimated retroactive adjustments of members and groups. Commercial member enrollment is represented principally by employer groups or individuals. HPN offers a prepaid health care program to Medicare and Medicaid recipients and SHL offers a prepaid health care and pharmacy program to Medicare recipients. Revenues associated with Medicare recipients were approximately $751.3 million, $505.1 million and $455.0 million in 2006, 2005 and 2004, respectively. Revenues associated with Medicaid recipients were approximately $108.9 million, $98.0 million and $88.0 million in 2006, 2005 and 2004, respectively. Premiums collected in advance of the period that coverage for services is provided are recorded as unearned premium revenue and can include payments under prepaid Medicare contracts with the Centers for Medicare and Medicaid Services (“CMS”) and prepaid HPN and SHL commercial premiums.

Medicare Part D Prescription Drug Program (“PDP”).The Company contracted with CMS to offer a basic stand-alone PDP to eligible Medicare beneficiaries effective January 1, 2006. The Company offered the basic PDP in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. The Company was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries.

In 2007, the Company will offer its stand-alone PDP in 30 states and the District of Columbia. The Company will remain eligible as a PDP sponsor for its current auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. The Company will no longer be a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas. For 2007, the Company, for the first time, will offer an enhanced benefit plan in the same 30 states and the District of Columbia. The enhanced benefit plan had approximately 41,900 members at January 31, 2007.  See Note 13 for further discussion of the Company’s 2007 enhanced PDP offering.

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

CMS shares in the risk of certain pharmacy costs related to the basic benefits covered in our PDP. The Company recognizes a risk sharing payable or receivable based on the year-to-date activity. The risk sharing payable or receivable is accumulated for each contract and recorded in the Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

Payments from CMS for reinsurance and for cost sharing related to low income individuals (“Subsidies”) are recorded as a payable when received. This payable is reduced when reinsurance is utilized and Subsidies are provided by the Company. This activity is accumulated and when the net balance for each contract is negative, it is reclassed to a receivable. The payable or receivable is recorded in the Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period. The Company had a $63.4 million receivable balance at December 31, 2006 for reinsurance and Subsidies related to our stand-alone PDP, which is included in prepaid and other current assets in the Consolidated Balance Sheet. A reconciliation of the final risk sharing, Subsidies, and reinsurance amounts is performed following the end of the contract year and is expected to be finalized by the third quarter of 2007.

During 2006, the PDP membership data submitted by CMS to plan sponsors contained many inaccuracies, which resulted in plan sponsors providing pharmacy benefits to members that ultimately were not their member. CMS created a formal program-wide reconciliation process (“Plan to Plan”) to reconcile the amounts owed from one plan sponsor to another. Phase I of the Plan to Plan has been implemented and the majority of the balances have been settled. The Company has recorded its best estimate of amounts related to the Plan to Plan. Also, because of confusion caused by the inaccurate membership data provided by CMS, many state agencies and some Medicaid managed care organizations paid for pharmacy benefits that ultimately were the responsibility of the Company. The Company has recorded its best estimate of amounts owed to state agencies and Medicaid managed care organizations.

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

Medical Expenses. Health care expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs, which have been incurred at the balance sheet date but not yet reported to the Company. The Company uses a variety of standard actuarial projection methods to make these estimates and must use judgments in selecting development factors and assumed trends. In making projections, the Company considers medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, seasonality patterns and changes in membership. Assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in the Company having to provide new or extended benefits and changes in the Company’s health care delivery system or costs. The Company believes that the recorded liability for medical claims payable at December 31, 2006 is reasonable and adequate to cover future health care claim payments. Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year’s operating results, financial position and cash flows.

The Company contracts with hospitals, physicians and other independent contracted providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to enrollees. A provision for provider disputes is included in medical expenses and the medical claims payable balance and is based on a separate evaluation of each dispute. A liability is recorded for such loss contingencies when it is both probable that a loss will be incurred and that the amount of the loss can be reasonably estimated. Capitated providers are at risk for a portion of the cost of medical care services provided to the Company's enrollees in the relevant geographic areas; however, the Company is ultimately responsible for the provision of services to its enrollees should the capitated provider be unable to provide the contracted services. Also included in medical expenses are the operating expenses of the Company’s medical provider subsidiaries and certain claims-related administrative expenses.

Cash and Cash Equivalents. The Company considers cash and cash equivalents as all highly liquid instruments with a maturity of three months or less at time of purchase. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Investments. Investments consist primarily of U.S. Government and its agencies’ securities, municipal bonds, corporate bonds, mortgage backed and other securities, trust deed mortgage notes and real estate joint ventures. All investments, other than trust deed mortgage notes and real estate joint ventures, have been designated as available-for-sale and are stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. All non-restricted available-for-sale investments are classified as current assets. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not believe any of its available-for-sale and restricted investments are other than temporarily impaired at December 31, 2006.

Trust deed mortgage notes and real estate joint ventures are stated at amortized cost and categorized as other investments. All other investments are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments, and are included in other assets. The Company believes that no adjustments are required to its recorded amounts of investments in trust deed mortgage notes and real estate joint ventures at December 31, 2006.

Restricted Cash and Investments. Certain subsidiaries are required by state regulatory agencies to maintain deposits and must also meet net worth and reserve requirements. The Company believes its subsidiaries are in material compliance with the applicable minimum regulatory and capital requirements.

Reinsurance Recoverable. In the normal course of business, the Company seeks to reduce the effects of catastrophic and other events that may cause unfavorable underwriting results by reinsuring certain levels of risk with other reinsurers. Reinsurance receivable for ceded paid claims is recorded in accordance with the terms of the agreements.

The Company is covered under medical reinsurance agreements that provide coverage between 70% and 90% of hospital and other costs in excess of $350,000 and $200,000 per case for our HMO and managed indemnity plans, respectively, and up to a maximum of $2.0 million per member per lifetime for both plans.

Certain of the Company's HMO members are covered by an excess catastrophe reinsurance contract and SHL maintains reinsurance on certain of its insurance products. Reinsurance premiums of $2.1 million, $1.8 million and $1.9 million, net of reinsurance recoveries of $3.2 million, $4.0 million and $3.1 million, are included in medical expenses for 2006, 2005 and 2004, respectively.

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

Buildings and Improvements	10	-	30	years
Leasehold Improvements	3	-	10	years
Data Processing Hardware and Software	3	-	10	years
Furniture, Fixtures and Equipment	3	-	5	years

Goodwill. The goodwill balance at December 31, 2006, was $14.8 million, all of which is part of the managed care and corporate operations segment. During 2006, 2005 and 2004, the Company’s assessment of goodwill resulted in no impairment of goodwill.

Treasury Stock. Shares purchased and placed in treasury are valued at cost. Subsequent sales of treasury stock at amounts in excess of their cost are credited to additional paid-in capital. Sale of treasury stock at amounts below their cost are charged to additional paid-in capital to the extent it includes gains from previous sales and the remainder to retained earnings. Sales of treasury shares in 2006, 2005 and 2004, at amounts below their cost of $14.1 million, $10.8 million and $5.8 million, respectively, were charged to retained earnings, as the Company did not previously have gains in additional paid-in capital. Almost all issuance of treasury shares in 2006, 2005 and 2004 were in connection with the exercise of stock options.

Premium Deficiency Reserves. Premium deficiency expenses are recognized when it is probable that the future costs associated with a group of existing contracts will exceed the anticipated future premiums on those contracts. For purposes of analyzing premium deficiencies, contracts are grouped in a manner consistent with its method of acquiring, servicing, and measuring the profitability of such contracts. The Company calculates expected premium deficiency expense based on estimated revenues and expenses. Once established, premium deficiency reserves are evaluated quarterly for adequacy. In 2006, the Company has recorded $1.1 million in premium deficiency related to its new local and regional Medicare PPO business. See Note 13 for further discussion of premium deficiency relative to the Company’s enhanced PDP offering for 2007.

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

Concentration of Credit Risk. The Company's financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments and accounts receivable. The Company maintains cash and cash equivalents and investments with various financial institutions. These financial institutions are located in many different regions and Company policy is designed to limit exposure with any one institution. The Company’s investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. Loan to value ratios for these investments are typically based on appraisals or other market data obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the value of the underlying assets decrease and default occurs, the Company may not recover the full amount of the loan or any interest due. The Company believes that no further adjustments are required to its recorded amounts of investments in trust deed mortgage notes at December 31, 2006.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company’s customers are primarily located in the various states in which the Company is licensed and operates, although they are principally located in Nevada. The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the

Company from its obligations to enrollees or policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated A- or better by A.M. Best Company (3rd highest out of 16).

Recently Issued Accounting Standards.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company estimates that, upon adoption, the cumulative effect adjustment charged to retained earnings to increase reserves for uncertain tax positions will be less than $5.0 million.  This estimate is subject to revision as the Company finalizes its analysis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the recognition of the unfunded status of pension and other postretirement benefit plans on the balance sheet. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company has adopted SFAS 158 and it did not have a material impact on its consolidated financial position or results of operations for the year ended December 31, 2006. See Note 9 - "Employee and Director Benefit Plans".

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 and it did not have a material impact on its consolidated financial position or results of operations for the year ended December 31, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations or cash flows.

Use of Estimates and Assumptions in the Preparation of Financial Statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management must exercise its judgment, taking into consideration the facts and circumstances in selecting assumptions and other factors, in calculating its estimates. On an on-going basis, management re-evaluates its assumptions and the methods of calculating its estimates. Estimates and assumptions include, but are not limited to, medical expenses and reserves, military revenue and expenses, legal reserves, fair values of investments, amounts receivable or payable under government contracts, deferred income taxes, goodwill, asset allowances, accrued liabilities, malpractice reserves and amounts collectable from notes receivable. Actual results may materially differ from estimates.

3. CASH AND INVESTMENTS

Trust deed mortgage notes and real estate joint ventures are stated at amortized cost and categorized as other investments. These investments are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The remaining investments have been categorized as available-for-sale and are stated at their fair value. Fair value is estimated primarily from published market values at the balance sheet date. Gross realized gains on investments, from continuing operations, for 2006, 2005 and 2004 were $1.5 million, $1.3 million and $601,000, respectively. Gross realized losses on investments, from continuing operations, for 2006, 2005 and 2004 were $835,000, $242,000 and $535,000, respectively.

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

The following table summarizes the Company's available-for-sale investments at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale investments:
Classified as current:
U.S. government and its agencies	$41,134	$6	$1,051	$40,089
Municipal obligations	196,522	124	341	196,305
Mortgage backed securities	6,745	51	73	6,723
Corporate bonds	19,498	24	1,234	18,288
Other	236	—	90	146
Total current	264,135	205	2,789	261,551

Classified as restricted:
U.S. government and its agencies	12,529	4	339	12,194
Municipal obligations	3,244	20	16	3,248
Other debt securities	3,986	—	—	3,986
Total restricted	19,759	24	355	19,428
Total available-for-sale	$283,894	$229	$3,144	$280,979

The following table summarizes the Company's available-for-sale investments at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale investments:
Classified as current:
U.S. government and its agencies	$70,847	$44	$1,384	$69,507
Municipal obligations	152,796	94	519	152,371
Mortgage backed securities	298	—	2	296
Corporate bonds	11,840	14	562	11,292
Total debt securities	235,781	152	2,467	233,466
Preferred stock	3,871	—	82	3,789
Total current	239,652	152	2,549	237,255

Classified as restricted:
U.S. government and its agencies	12,000	2	308	11,694
Municipal obligations	2,722	34	23	2,733
Other debt securities	3,825	—	—	3,825
Total restricted	18,547	36	331	18,252
Total available-for-sale	$258,199	$188	$2,880	$255,507

The following table summarizes the Company's other investments at December 31, 2006 and 2005:

	2006	2005
Other investments:	(In thousands)
Classified as current
Trust deed mortgage notes	$62,295	$43,995
Classified as long-term
Trust deed mortgage notes	6,270	1,000
Real estate joint ventures	19,897	—
Total long-term	26,167	1,000
Total other investments	$88,462	$44,995

The following table shows the fair value and unrealized losses, aggregated by investment category and length of time, that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Description of securities:
U.S. government and its agencies	$12,950	$549	$20,804	$841	$33,754	$1,390
Municipal obligations	118,758	331	6,379	26	125,137	357
Mortgage backed securities	728	14	249	59	977	73
Corporate bonds	9,704	445	2,918	789	12,622	1,234
Other	146	90	—	—	146	90
Total temporarily impaired securities	$142,286	$1,429	$30,350	$1,715	$172,636	$3,144

The unrealized losses in the Company’s investments in U.S. government and its agencies, municipal obligations,

mortgage backed securities and corporate bonds are due to interest rate increases. It is expected that the securities would not be realized at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the investments were not considered to be other than temporarily impaired at December 31, 2006.

The contractual maturities of available-for-sale debt securities at December 31, 2006 are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$80,727	$80,685
Due after one year through five years	115,587	113,506
Due after five years through ten years	28,866	28,655
Due after ten years through fifteen years	25,949	25,932
Due after fifteen years	32,765	32,201
Total	$283,894	$280,979

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

Of the cash and cash equivalents and current investments that total $382.8 million in the accompanying Consolidated Balance Sheet at December 31, 2006, $335.3 million is held by the Company’s regulated subsidiaries and is only available for use by them. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements or by dividends, which are generally limited based on an entity’s level of statutory net income and statutory capital and surplus. The remainder is available to Sierra on an unrestricted basis.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:

	2006	2005
	(In thousands)
Land	$15,220	$15,010
Buildings and improvements	31,632	28,079
Furniture, fixtures and equipment	40,589	39,964
Data processing equipment and software	102,870	98,910
Software in development and construction in progress	358	518
Less: accumulated depreciation	(118,776)	(111,124)
Property and equipment, net	$71,893	$71,357

The following is an analysis of property and equipment under capital lease by classification at December 31:

	2006	2005
	(In thousands)
Buildings and improvements	$278	$278
Furniture, fixtures and equipment	475	428
Less: accumulated depreciation	(452)	(355)
Property and equipment, net	$301	$351

Depreciation expense including capital leases from continuing operations in 2006, 2005 and 2004 was $16.6 million, $15.0 million and $17.1 million, respectively.

5. INCOME TAXES

A summary of the provision for income taxes for continuing operations for the years ended December 31, is as follows:

	2006	2005	2004
	(In thousands)
Provision for income taxes:
Current	$84,229	$69,466	$52,035
Deferred	(9,207)	(7,758)	18,210
Total	$75,022	$61,708	$70,245

The following reconciles the difference between the reported and statutory provision for income taxes, from continuing operations, for the years ended December 31:

	2006	2005	2004
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	—	—	1
Tax preferred investments	(1)	(1)	(1)
Change in valuation allowance	—	—	1
Compensation and benefit plans	—	1	—
Intangibles	—	(1)	—
Other	1	—	—
Effective rate	35%	34%	36%

The Company’s effective tax rate is based on actual or expected income, statutory tax rates and available tax planning opportunities. The Company may use significant estimates and judgments in determining its effective tax rate. The Company is occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses. Tax assessments may not arise until several years after tax returns are filed. While there is an element of uncertainty in predicting the outcome of tax audits, the Company believes that the recorded tax assets and liabilities are appropriately stated based on its analyses of probable outcomes, including interest and other potential adjustments. The tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law and emerging legislation and interpretations and any adjustments are included in the effective tax rate in the period of adjustment.

The tax effects of significant items comprising the net deferred tax assets of the Company’s continuing operations are as follows at December 31:

	2006	2005
	(In thousands)
Deferred tax assets:
Medical claims payable	$9,196	$8,106
Accruals not currently deductible	11,867	10,970
Compensation accruals	27,521	18,332
Bad debt allowances	1,017	911
Loss carryforwards and credits	15,192	15,192
Depreciation and amortization	758	—
Other	1,381	1,337
Total	66,932	54,848

Deferred tax liabilities:
Prepaid expenses	2,756	2,470
Depreciation and amortization	—	881
Other	1,177	1,172
Total	3,933	4,523
Net deferred tax asset before valuation allowance	62,999	50,325
Less: valuation allowance	14,842	15,082
Net deferred tax asset	$48,157	$35,243

Included in loss carryforwards and credits is the unrealized capital loss on the sale of Cal Indemnity of $43.1 million. There is no tax benefit for the capital loss due to the nature of the contingent note receivable associated with the sale of Cal Indemnity. This loss will not be realized for tax purposes until December 31, 2009. The Company cannot be assured that it can generate sufficient capital gains during the applicable carry-over periods to recognize the tax benefit of this capital loss. During 2006, the Company generated approximately $700,000 of capital gains which has resulted in a $240,000 reduction in the valuation allowance. Otherwise, the remaining unrealized capital loss has a full valuation allowance at December 31, 2006. Also, the Company had approximately $700,000 and $13.3 million of regular state tax operating loss carryforwards in the years 2006 and 2005, respectively. The net operating loss carryforwards can be used to reduce future state taxable income until they expire in the years ending in 2006 through 2013. The Company does not expect to derive any benefit from these state operating loss carryforwards, and a full valuation allowance has been established. Deferred tax liabilities of $360,000 and $2.0 million at December 31, 2006 and December 31, 2005, respectively, are included in other liabilities.

Current income tax receivables were $5.1 million at December 31, 2005 and are included in prepaid expenses and other current assets. The Company does not have an income tax receivable at December 31, 2006. Current income tax payables total $18.9 million at December 31, 2006, and $5.4 million at December 31, 2005 and are included in accrued and other current liabilities.

6. MEDICAL CLAIMS PAYABLE

The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Medical claims payable, beginning of period	$135,867	$119,337	$103,951
Add: components of incurred medical expenses
Current period medical claims	1,311,854	1,034,089	889,921
Changes in prior periods’ estimates	(15,876)	(13,335)	(12,147)
Total incurred medical expenses	1,295,978	1,020,754	877,774

Less: medical claims paid
Current period	1,104,093	912,806	780,934
Prior period	104,857	91,418	81,454
Total claims paid	1,208,950	1,004,224	862,388

Medical claims payable, end of period	$222,895	$135,867	$119,337

Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred. This favorable development has primarily been a result of claims being settled for amounts less than originally estimated.

7. MILITARY HEALTH CARE PAYABLE

The following table reconciles the beginning and ending balances of military health care payable:

	Years Ended December 31,
	2005	2004
	(In thousands)
Military health care payable, beginning of period	$17,061	$76,605
Add: components of incurred medical expenses
Current period medical claims	—	220,710
Changes in prior periods’ estimates:
Earnings related charges	(4,539)	(14,118)
Non-earnings related charges	853	(6,462)
Total incurred medical expenses	(3,686)	200,130

Less: military contract claims paid
Current period	—	201,950
Prior period	13,375	57,724
Total military contract claims paid	13,375	259,674

Military health care payable, end of period	$—	$17,061

The military contract expenses presented in the Consolidated Statements of Operations include the total incurred medical expenses presented above and the general and administrative expenses for SMHS. SMHS’ general and administrative expenses under the military contract totaled $138,000, $6.1 million and $117.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred. This favorable development was the result of claims being settled for amounts less than originally estimated. At December 31, 2006 and 2005, there were no remaining liabilities for the military health care payable as a result of a negotiated settlement with the DoD during 2005.

8. LONG-TERM DEBT

Debt at December 31, consists of the following:

	2006	2005
	(In thousands)
2¼% Senior convertible debentures	$43,500	$52,000
Revolving credit facility	75,000	—
Capital leases	350	413
Total	118,850	52,413
Less current portion	(116)	(106)
Long-term debt	$118,734	$52,307

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023. The debentures are not guaranteed by any of Sierra’s subsidiaries. The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year. Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of the Company’s common stock prior to March 15, 2023 if: (i) the market price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company’s common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred. Beginning December 2003, and for each subsequent period, the market price of the Company’s common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control. In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock. The debentures can be redeemed by the Company for cash beginning on or after March 20, 2008.

During 2005, the Company received offers and entered into five separate and privately negotiated transactions with debenture holders (“holders”) pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of Sierra common stock in accordance with the indenture governing the debentures. During the first quarter of 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock. During the third quarter of 2006, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8,000,000 in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. As a result of these transactions, the Company expensed prepaid interest of $176,000 and $1.5 million in 2006 and 2005, respectively, and deferred financing costs of $91,000 and $1.2 million in 2006 and 2005, respectively. In January 2007, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. As a result of this transaction, the Company expensed accrued and prepaid interest of $601,000 and deferred financing costs of $176,000.

Revolving Credit Facility - On March 3, 2003, the Company entered into a revolving credit facility. Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus .60%. The facility is available for general corporate purposes and at December 31, 2006, the Company had $75.0 million outstanding on this facility.

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

Scheduled maturities of the Company's long-term debt and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2006, are as follows:

		Obligations
	Long-Term	Under Capital
	Debt	Leases
	(In thousands)
Years Ending December 31,
2007	$—	$144
2008	—	104
2009	—	72
2010	—	43
2011	75,000	31
Thereafter	43,500	31
Total	$118,500	425
Less: amounts representing interest		(75)
Present value of minimum lease payments		$350

The fair value of long-term debt, including the current portion, is estimated to be approximately $118.9 million based on the borrowing rates currently available to the Company.

9. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock-Based Compensation - The Company's employee stock plan and non-employee director stock plan provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of restricted stock units, options, and other stock-based awards. At December 31, 2006, the employee plan and the non-employee director plan permit the granting of share options and shares of up to 4.0 million and 232,000 shares, respectively, of common stock. Shares are issued using either treasury shares, or newly issued shares of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such increments as set by the committee.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (“SFAS 123R”), which replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” ("APB 25") as amended. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, the Company adopted SFAS 123R using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company has also elected under Financial Accounting Standards Board Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” to use the alternative transition method to compute the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R as of the effective date of SFAS 123R.

The following table summarizes the stock-based compensation expense included in the Consolidated Statements of Operations for all stock-based compensation plans:

	Years Ended December 31,
	2006	2005	$2004
	(In thousands)
Medical expenses	$1,074	$—	$—
General and administrative expenses	8,125	7,391	7,332
Stock-based compensation expense before income taxes	9,199	7,391	7,332
Income tax benefit	(3,220)	(2,587)	(2,566)
Total stock-based compensation expense after income taxes	$5,979	$4,804	$4,766

The application of SFAS 123R had the following effect on reported amounts relative to the amounts that would have been reported using the intrinsic value method prescribed by APB 25, which the Company used before adopting SFAS 123R.

	Year Ended December 31, 2006
	Under APB 25	As Reported Under SFAS 123R	Difference
	(In thousands, except per share data)
Operating income	$221,243	$217,434	$(3,809)

Income before income taxes	$219,302	$215,493	$(3,809)

Net income	$142,947	$140,471	$(2,476)

Net income per share	$2.53	$2.49	$(0.04)
Net income per share assuming dilution	2.29	2.25	(0.04)

Cash flow from operating activities	$200,224	$190,371	$(9,853)
Cash flow from financing activities	(153,783)	(143,930)	9,853

For the year ended December 31, 2006, net cash proceeds realized from stock option exercises and purchases under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) were $14.5 million and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan was $10.1 million.

Before January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by APB 25. Accordingly, no compensation cost was recognized for the Company’s employee stock plans except for those expenses associated with restricted stock units and certain stock options in which the Company had agreed to accelerate the vesting.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004.

	2005	2004
	(In thousands, except per share data)
Net income, as reported	$120,017	$122,737
Add: stock-based employee compensation expense
for restricted stock and stock awards included in reported net income, net of tax	4,804	4,766

Less: total stock-based employee compensation expense
determined under fair value based methods for all awards, net of tax	(12,724)	(13,420)
Pro forma net income	$112,097	$114,083

Net income per share, as reported	$2.16	$2.30
Pro forma net income, per share	2.02	2.14

Net income per share assuming dilution, as reported	$1.81	$1.79
Pro forma net income, per share	1.69	1.66

Stock Options and Employee Stock Purchase Plan

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006 (1)	2005	2004
Average expected term (years)	—	3.37	4.63
Risk-free interest rates	—	3.94%	3.48%
Expected volatility	—	45.09%	74.27%
Dividend yield	—	—	—
Weighted-average fair value at grant date	—	$23.29	$20.65

(1)	No stock options were granted during the period.

The exercise price of options equals the market price of the Company's common stock on the date of grant. Stock options generally vest at a rate of 20% - 100% per year and expire from five to ten years from the date of grant.

The Company's Purchase Plan allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. During 2006, 158,000 and 49,000 shares were purchased at prices of $30.67 and $34.43 per share, respectively. At December 31, 2006, the Company had 770,000 shares reserved for purchase under the Purchase Plan of which 49,000 shares were purchased by employees at $30.63 per share in January 2007.

The fair value shares purchased under the Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Average expected term (years)	.50	.50	.50
Risk-free interest rates	4.32%	2.95%	1.32%
Expected volatility	34.70%	21.25%	40.77%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$9.95	$10.83	$8.99

The computation of expected volatility is based on a combination of the Company’s historical and market-based implied volatility. The computation of average expected term is based on the Company’s historical exercise patterns. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the market price of the Company’s common stock on December 31, 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $36.1 million, $99.2 million and $128.6 million, respectively.

The following table reflects the activity of stock option plans:

	Number	Weighted	Weighted	Aggregate
	Of	Average	Average Contractual	Intrinsic
	Shares	Exercisable Price	Life Remaining	Value
	(In thousands)		(In years)	(In thousands)
Outstanding, January 1, 2006	2,844	$11.09
Granted	—	—
Exercised	(1,003)	7.91
Canceled	(66)	9.95
Outstanding, December 31, 2006	1,775	12.94	5.58	$40,992

Exercisable At December 31, 2006	808	$11.31	5.13	$19,987

The following table reflects the activity of the nonvested stock options for the year ended December 31, 2006:

	Number	Weighted-Average
	Of	Grant Date
	Shares	Fair Value
	(In thousands)
Nonvested shares, January 1, 2006 (1)	1,558	$6.44
Granted	—	—
Vested	(714)	5.47
Canceled	(41)	5.80
Nonvested shares, December 31, 2006 (1)	803	$7.34

(1)	Excludes 172,000 and 164,000 shares at January 1, 2006 and December 31, 2006, respectively, which vested in 2005, but are not exercisable until 2008.

As of December 31, 2006, the Company expects to recognize future total compensation cost of $3.3 million related to nonvested stock options over a weighted-average period of 12 months. The total fair value of vested stock options during 2006 was $3.9 million.

Restricted Stock Units - The Company has issued units of restricted stock (“Units”) to certain members of its management. Each Unit represents a nontransferable right to receive one share of Sierra common stock and there is no cost by the recipient to exercise the Units. The Units are included in total outstanding common shares. In the calculation of earnings per share, the unvested Units are not included in the common shares outstanding but are included in the calculation of common shares outstanding assuming dilution. Compensation expense is recognized over the vesting period.

The Company issued 250,000 performance-based Units in 2004 to certain members of its management. The first third of the Units vested in 2004 with the remainder vesting in January 2005. The value of the transaction was based on the number of Units issued and the Company's common stock price on the date the performance criteria was met. The stock price on the date the first performance criteria was met was $20.65. For the Units vesting in 2005, the price used to value the Units was $26.69. Total expense associated with the plan was $6.0 million for 2004 and $100,000 for 2005.

The Company issued 156,000 performance-based Units in 2005. The first 10% of these Units vested in the second quarter of 2005 with the remainder vesting in the fourth quarter of 2005. The value of the transaction was based on the number of Units issued and the Company's common stock price on the date the performance criteria was met. The stock price on the date the first performance criteria was met was $35.73. The stock price on the date the second performance criteria was met was $38.41. Total expense recognized during 2005 for the Units was $6.2 million.

In January 2006, the Company issued 4,000 non-performance based Units to each of the six non-employee Directors. The Units vest on the fourth anniversary of the grant date or earlier based on the occurrence of certain events. The fair value of the transaction was based on the number of Units issued and the Company's common stock price on the date of grant, which was $38.49. Total expense associated with the Units during 2006 was $336,000, which represents the fair value of vested Units during the year.

In August 2006, the Company issued 210,000 Units to certain members of its management. The Units vest according to a variety of vesting schedules, or earlier based on the occurrence of certain events. The majority of Units have a three year holding period from the date of grant. The fair value of the transaction was based on the number of Units issued, the Company stock price on the date of issuance, which was $43.60, and an estimated forfeiture rate. A discount was applied to the Units with a holding period as a result of the lack of marketability between the vesting dates and settlement dates. The fair value of Units granted with a holding period includes a discount that was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 32.3%, risk-free interest rate of 4.8% and dividend rate of 0%. Total expense associated with the Units was $5.2 million for 2006, which approximates the fair value of vested Units during the year.

The following table reflects the activity of the restricted stock unit plans for the year ended December 31, 2006:

	Number	Aggregate
	Of	Intrinsic
	Shares	Value
	(In thousands)
Outstanding, January 1, 2006(1)	—
Granted	234
Vested	(130)
Canceled	—
Outstanding, December 31, 2006(2)(3)	104	$3,748

(1) Does not include 406,000 shares that have vested but have not settled.
(2) Exercise price for all Units is $0.00.
(3) Does not include 536,000 shares that have vested but have not settled.

As of December 31, 2006, the Company expects to recognize future total compensation cost of $3.3 million related to current nonvested Units over a weighted-average period of 1.8 years.

Defined Contribution Plan - The Company has a defined contribution pension and 401(k) plan (the “Plan”) for its employees. The Plan covers all employees who meet certain age and length of service requirements. The Company matches 50%-100% of an employee’s elective deferral up to a maximum of 6% of a participant’s annual compensation, subject to IRS limits. The Plan does not require additional Company contributions. Expense under the Plan totaled $6.9 million, $4.9 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Supplemental Retirement Plans - The Company has Supplemental Retirement Plans (the “SRPs”) for certain officers, directors and highly compensated employees. The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of a portion of their salary and bonuses received from the Company. As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon a participant’s death, disability, retirement, termination of employment or certain other circumstances including financial hardship. The Company had a liability of $21.6 million and $18.4 million for the SRPs at December 31, 2006 and 2005, respectively. While the SRPs are unfunded plans, the Company is informally funding the plans through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $20.5 million and $17.3 million at December 31, 2006 and 2005, respectively.

Executive Split Dollar Life Insurance Plan - The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors). The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract. No premiums have been paid under these policies since July 2002.

Supplemental Executive Retirement Plan (“SERP”) - The Company has a defined benefit retirement plan covering certain key employees. The Company is informally funding the benefits through the purchase of life insurance policies. Certain participant benefits are based on, among other things, the employee's average earnings of the three highest years over the five-year period prior to retirement or termination, and length of service. Other participant benefits are defined by the plan and based on length of service. Any benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan. The Company expects to contribute $947,000 to the plan in 2007 to fund expected benefit payments for 2007. The annual plan measurement date is December 31.

A reconciliation of ending year SERP balances is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$28,695	$23,097	$29,896
Service cost	504	377	425
Interest cost	1,596	1,283	1,674
Actuarial loss (gain)	1,321	4,998	(8,114)
Benefits paid	(730)	(1,060)	(784)
Benefit obligation at end of year	$31,386	$28,695	$23,097

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	730	1,060	784
Benefits paid	(730)	(1,060)	(784)
Fair value of plan assets at end of year	$—	$—	$—

Funded status	$(31,386)	$(28,695)	$(23,097)
Unrecognized prior service cost (1)	4,515	5,725	6,936
Unrecognized net actuarial loss (1)	5,853	4,660	(338)
Accrued net benefit cost	(21,018)	(18,310)	(16,499)

Unfunded accumulated benefit obligation	(31,386)	(22,936)	(17,581)
Additional liability	(10,368)	(4,626)	(1,082)

Intangible asset	—	4,626	1,082
Benefit liability	$(31,386)	$(22,936)	$(17,581)

Discount rate	5.60%	5.75%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%

Components of net periodic benefit cost:
Service cost	$504	$377	$425
Interest cost	1,596	1,283	1,674
Amortization of prior service credits	1,211	1,211	1,211
Recognized actuarial loss	128	—	435
Net periodic benefit cost	$3,439	$2,871	$3,745
(1)	Included in accumulated comprehensive income for 2006.

While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on certain Company employees. The life insurance contracts had cash surrender values of $24.9 million and $20.4 million at December 31, 2006 and 2005, respectively.

Of the $10.4 million accumulated comprehensive loss recorded at December 31, 2006, the Company expects to recognize $1.2 million of prior service cost and $209,000 of net actuarial losses as net periodic benefit costs in 2007.

The application of SFAS 158 had the following effect on the individual items in the Consolidated Balance Sheets at December 31, 2006. There was no effect on the Consolidated Statement of Income for the Year ended December 31, 2006.

	Before SFAS 158 adjustment	SFAS 158 adjustment	After application of SFAS 158
	(In thousands)
Deferred tax asset - LT	$15,412	$3,244	$18,656
Other assets	98,215	(4,515)	93,700
Total assets	$810,683	$(1,271)	$809,412

Other liabilities	$66,254	$4,753	$71,007
Total liabilities	587,941	4,753	592,694
Accumulated other comprehensive loss	(2,611)	(6,024)	(8,635)
Total stockholders' equity	222,742	(6,024)	216,718
Total liabilities and stockholders' equity	$810,683	$(1,271)	$809,412

At December 31, 2006, expected future benefit payments related to the Company’s defined benefit plans were as follows:

(In thousands)
2007	$947
2008	2,301
2009	2,395
2010	2,602
2011	2,602
2012 through 2042	62,230
Total	$73,077

10. STOCKHOLDERS' EQUITY

Stock Split - On December 6, 2005, the Company's Board of Directors approved a two-for-one split of shares of its common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record on December 16, 2005, received one additional share of Sierra common stock for each share of common stock held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on December 30, 2005. Since the common stock dividend was issued on outstanding shares, the shares held as treasury stock were not adjusted to reflect the two-for-one split.

Share Repurchase Program - From January 1, 2006 through December 31, 2006, the Company purchased 6.6 million shares of its common stock in the open market for $243.1 million at an average cost per share of $36.98. Since the repurchase program began in early 2003 and through December 31, 2006, the Company purchased, in the open market or through negotiated transactions, 28.7 million shares for $630.8 million at an average cost per share of $22.01. On February 16, 2006, April 20, 2006 and October 19, 2006 the Company’s Board of Directors authorized the Company to purchase an additional $75.0 million each, for a total of $225.0 million in share repurchases. At December 31, 2006, $24.1 million was still available under the Board of Directors’ authorized plan. On January 25, 2007, the Company’s Board of Directors authorized an additional $50.0 million in share repurchases. The repurchase programs have no stated expiration date.

The Company’s revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio. The Company has repurchased 585,000 shares for $21.1 million at an average cost of $36.04 subsequent to December 31, 2006 through February 23, 2007. As of February 23, 2007, $53.1 million was still available under the plan.

11. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Basic income (loss) per share:
Income from continuing operations	$140,471	$120,017	$123,419
Loss from discontinued operations	—	—	(682)
Net income	$140,471	$120,017	$122,737

Weighted average common shares outstanding	56,391	55,556	53,262

Earnings per common share:
Income from continuing operations	$2.49	$2.16	$2.32
Loss from discontinued operations	—	—	(0.02)
Net income	$2.49	$2.16	$2.30

Diluted income (loss) per share:
Income from continuing operations	$140,471	$120,017	$123,419
Loss from discontinued operations	—	—	(682)
Net income	140,471	120,017	122,737
Interest expense on Sierra debentures, net of tax	721	1,256	1,682
Income for purposes of computing diluted net
income per share	$141,192	$121,273	$124,419

Weighted average common shares outstanding	56,391	55,556	53,262
Dilutive options and restricted shares outstanding	935	2,266	3,806
Dilutive impact of conversion of Sierra debentures	5,386	9,327	12,575
Weighted average common shares outstanding
assuming dilution	62,712	67,149	69,643

Earnings per common share assuming dilution:
Income from continuing operations	$2.25	$1.81	$1.80
Loss from discontinued operations	—	—	(0.01)
Net income	$2.25	$1.81	$1.79

12. CII FINANCIAL, INC. DISCONTINUED OPERATIONS

On January 15, 2003, the Company announced that it was exploring strategic alternatives for its workers’ compensation company, CII. Sierra’s Board of Directors approved the sale of the operations on December 31, 2002. Accordingly, beginning in the fourth quarter of 2002, the Company reclassified its workers’ compensation insurance business as discontinued operations.

On March 31, 2004, the Company completed the sale of Cal Indemnity. Cal Indemnity's subsidiaries, which were included in the sale, were Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

The Company received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet. The $2.7 million adjustment was a timing difference and has since been repaid. The transaction also includes a note receivable of $62.0 million, plus accrued interest, payable to the Company in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties. The note receivable can be increased on a dollar for dollar basis for the first $15.0 million in positive loss reserve development and $0.50 per dollar on any favorable development in excess of $15.0 million. The note receivable can also be decreased on a dollar for dollar basis for the first $58.0 million in adverse loss development.

During the fourth quarter of 2004, the Company engaged a new independent actuary to evaluate the loss development. Based on the independent actuarial projections, the Company recorded a $15.0 million valuation allowance as of December 31, 2004. The Company was required to engage a new actuary to avoid a potential conflict of interest with its former actuary, who was still engaged by Cal Indemnity, and the impact such a potential conflict would have on internal controls. Based on subsequent actuarial evaluations, there have been no changes to the valuation allowance in 2005 and 2006.

Certain other contractual assets and liabilities were recorded in conjunction with the sale including a current asset of $15.8 million and a non-current asset of $7.1 million that represent Cal Indemnity’s unallocated loss adjustment expense (“ULAE”) reserves to be paid to Sierra. Offsetting these assets was a current liability of $15.8 million and a non-current liability of $7.1 million, which represent the contractual services to be performed by Sierra. Including the cash proceeds, net assets of $68.3 million were recorded in conjunction with the sale of Cal Indemnity. Previously, CII had recorded valuation adjustments to reduce the business to its estimated net realizable value upon disposition. No further adjustments were required upon final disposition; therefore, no gain or loss on the sale was recorded.

A third-party claims administrator was engaged to administer claims for a period of 15 years. Under the terms of this agreement, the administrator will provide certain claims services for Cal Indemnity and its subsidiaries. Sierra will be responsible for this administrator's costs and for providing certain transition services for varying terms to Cal Indemnity. The purchaser of Cal Indemnity will pay Sierra for these costs from an account consisting of the ULAE reserves and accrued liabilities as of the closing, a percentage of premiums earned after the closing, plus accrued interest on the ULAE reserves. In addition, Sierra is providing workers’ compensation managed care services at market rates to Cal Indemnity. The Company recorded $1.5 million, $2.7 million and $12.1 million in administrative services revenue and $1.5 million, $2.5 million and $21.7 million in operating expenses to provide the contractually administrative services for 2006, 2005 and 2004, respectively. The $21.7 million in operating expenses for 2004 includes the $15.0 million valuation allowance on the note receivable.

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

The Company’s Consolidated Statement of Income for the year ended December 31, 2004 reflects the activity of the discontinued operations through the disposal date, March 31, 2004. Any subsequent activity related to this disposal has been reflected in continuing operations.

The following are condensed statements of operations of the discontinued operations of CII:

2004
(In thousands)
Operating revenues:
Specialty product revenues	$19,015
Investment and other revenues	1,290
Total	20,305

Operating expenses:
Specialty product expenses	21,917
Interest expense and other, net	(91)
Total	21,826

Loss from discontinued operations before income tax	(1,521)
Income tax benefit	839
Net loss from discontinued operations	$(682)

Specialty product revenues presented above were for the workers’ compensation insurance operations and consisted of net earned premiums. Specialty product expenses consisted of loss and loss adjustment expenses incurred and general and administrative expenses.

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

Years Ended December 31,	(In thousands)
2007	$18,976
2008	18,347
2009	17,562
2010	16,677
2011	16,748
Thereafter	64,211
Total	$152,521

Rent expense totaled $19.0 million, $19.8 million and $23.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court. On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (“PacifiCare”), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy. On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to reasonably find that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations. Plaintiffs have appealed this decision. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all claims that are considered probable and for which the amount of loss can be reasonably estimated, the Company accrued amounts it believes to be appropriate, based on information presently available. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on the Company’s financial condition, operating results and cash flows.

Subsequent Events. Effective January 1, 2007, the Company offered a new enhanced benefit PDP stand alone product, which provides brand name and generic prescription drug benefits thoughout the coverage gap or “donut hole”. The Company engaged independent actuarial consultants in developing the enhanced benefit PDP stand alone offering. These actuaries used their national database in this process. The Company’s proposal to CMS for the enhanced benefit product relied upon actuarial assumptions regarding membership characteristics, drug utilization and the cost of prescription drugs. These actuarial assumptions were considered reasonable based on the facts and circumstances known at the time the Company submitted its bid to CMS.

The actual utilization in this program in January 2007 was much higher than the actuarial assumptions had projected. Based on the January 2007 utilization data and other limited information, the Company now believes that a premium deficiency is probable as expected benefit and maintenance costs are projected to exceed the expected future premiums. The Company is currently developing and implementing strategies to help mitigate expected losses on this product.

While the Company believes it is probable that a premium deficiency exists, the amount cannot be reasonably estimated based on the information currently available. In addition, there is not enough information at this time to develop a reasonable estimate of the range of the potential loss. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, no liability has been recorded in the December 31, 2006 consolidated financial statements.

14. RELATED PARTY TRANSACTIONS

The Company has a minority interest in a health care facility in Las Vegas, which is accounted for under the equity method. The Company made an initial capital contribution of $1.1 million and has subsequently increased the carrying amount of its investment by $3.2 million to reflect its share of the undistributed income of the health care facility. The Company made capitated payments of $32.8 million, $30.4 million and $28.4 million to the health care facility for services performed in the ordinary course of business during 2006, 2005 and 2004, respectively. Activities related to the minority interest are included in the Managed Care and Corporate Operations segment.

On February 11, 2004, the Company purchased 1,000,000 shares at $16.00 per share from its Chief Executive Officer ("CEO") for a total of $16.0 million. The closing price of the Company’s common stock on February 11, 2004, was $16.18. On May 27, 2004, the Company purchased an additional 1,000,000 shares at $21.60 per share from its CEO for a total of $21.6 million. The closing price of the Company’s common stock on May 27, 2004, was $21.63. The independent directors of the Company’s Board of Directors approved both of the purchases.

The Company incurred legal fees of $112,000, $212,000 and $7,000 in the years ended December 31, 2006, 2005 and 2004, respectively, with a Nevada law firm of which a non-employee Board of Director member is a shareholder. This Board member retired from the Company’s Board in May 2006.

15. SEGMENT REPORTING

The Company has two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through our HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans and self-insured workers’ compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services operations (“SMHS”) segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.

SMHS completed the fifth year of a five-year contract in May 2003. SMHS then operated under a negotiated contract extension period, which ended August 31, 2004. The new contractor became operational on September 1, 2004 and the new contract superseded the remainder of the Company’s TRICARE Region 1 contract. On September 1, 2004, SMHS commenced a phase-out of operations at prices previously negotiated with the DoD. SMHS does not meet the definition of discontinued operations since the Company did not dispose of the operations before the phase-out was complete. The Company believes the remaining SMHS liabilities are adequate and that no revisions to the estimates at December 31, 2006 are necessary at this time.

During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of its military health care operations. Included in the settlement was the determination of the final military health care payable balance.

Through participation in Medicare, TRICARE and the Federal Employees Health Benefit Plan programs, the Company generated approximately 44%, 38% and 53% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2006, 2005 and 2004, respectively. The TRICARE revenue is presented below in the military health services operations segment and the remainder of the revenue described above is included in the managed care and corporate operations segment.

The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information concerning the operations of the reportable segments is as follows:

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Year Ended December 31, 2006
Medical premiums	$1,623,515	$—	$1,623,515
Military contract revenues	—	—	—
Professional fees	52,266	—	52,266
Investment and other revenues	43,062	49	43,111
Total revenue	$1,718,843	$49	$1,718,892

Segment operating profit (loss)	$217,523	$(89)	$217,434
Interest expense	(3,901)	—	(3,901)
Other income (expense), net	1,960	—	1,960
Income (loss) before income taxes	$215,582	$(89)	$215,493

Segment assets	$809,331	$81	$809,412
Capital expenditures	(16,749)	—	(16,749)
Depreciation	16,570	—	16,570

Year Ended December 31, 2005
Medical premiums	$1,291,296	$—	$1,291,296
Military contract revenues	—	16,326	16,326
Professional fees	43,186	—	43,186
Investment and other revenues	33,698	530	34,228
Total revenue	$1,368,180	$16,856	$1,385,036

Segment operating profit	$174,953	$14,464	$189,417
Interest expense	(8,779)	(12)	(8,791)
Other income (expense), net	1,407	(308)	1,099
Income before income taxes	$167,581	$14,144	$181,725

Segment assets	$667,618	$1,228	$668,846
Capital expenditures	(13,946)	—	(13,946)
Depreciation	14,735	216	14,951

Year Ended December 31, 2004
Medical premiums	$1,131,185	$—	$1,131,185
Military contract revenues	—	372,608	372,608
Professional fees	35,115	—	35,115
Investment and other revenues	35,144	1,502	36,646
Total revenue	$1,201,444	$374,110	$1,575,554

Segment operating profit	$141,906	$56,411	$198,317
Interest expense	(4,624)	(60)	(4,684)
Other income (expense), net	136	(105)	31
Income before income taxes	$137,418	$56,246	$193,664

Segment assets	$630,090	$59,690	$689,780
Capital expenditures	(26,214)	(23)	(26,237)
Depreciation	15,904	1,180	17,084

16. UNAUDITED QUARTERLY INFORMATION

.
	March	June	September	December
	31	30	30	31
	(In thousands, except per share data)
Quarter ended 2006:
Operating revenues	$438,248	$424,438	$429,997	$426,209
Operating income	50,390	52,471	55,012	59,561
Net income	32,671	33,534	34,929	39,337

Basic earnings per share:
Net income	$0.57	$0.60	$0.62	$0.71

Diluted earnings per share:
Net income	$0.51	$0.54	$0.56	$0.65

Quarter ended 2005:
Operating revenues	$335,859	$348,027	$347,443	$353,707
Operating income	45,324	56,370	44,509	43,214
Net income	29,405	33,836	28,442	28,334

Basic earnings per share:
Net income	$0.55	$0.62	$0.50	$0.49

Diluted earnings per share:
Net income	$0.44	$0.51	$0.43	$0.44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (Exchange Act)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Change in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.
Las Vegas, Nevada

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sierra Health Services, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 27, 2007

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d) (5) of Regulation S-K is incorporated herein by reference to Sierra's Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed hereafter.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to Sierra's Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed hereafter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to Sierra's Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed hereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to Sierra's Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed hereafter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item of Form 10-K is incorporated herein by reference to Sierra's Proxy Statement for its 2007 Annual Meeting of Stockholders, to be filed hereafter.

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

(a)(3)	The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

	(3.1)	Articles of Incorporation, as amended through September 10, 2003, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3.2)
Articles of Incorporation, together with amendments thereto to date, incorporated by reference to Exhibit 4 (b) to the Registrant’s Registration Statement on Form S-8 (No. 33-41543) effective July 3, 1991.

	(3.3)	Certificate of Change pursuant to NRS 78.209 incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005.

(3.4)
Amended and Restated Bylaws of the Registrant, as amended through March 21, 2002, incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

	(3.5)	Amendment No. 8 to the Amended and Restated Bylaws of Sierra Health Services, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005.

	(4.1)	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

	(10.1)	Form of Contract With Eligible Medicare Part D Prescription Drug Contractor and the Centers for Medicare and Medicaid Services for the period January 1, 2006 to December 31, 2006.

(10.2)
Form of Contract With Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2005 to December 31, 2005, renewable annually and incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10.3)
Form of Medicaid Contract between Health Plan of Nevada and the State of Nevada Department of Health and Human Services Health Care Financing and Policy Division effective November 1, 2006 to June 30, 2009, and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

(10.4)
Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(10.5)
First Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America

90

as Sole Lead Arranger and Sole Book Manager, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10.6)
Second Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Credit Lyonnais New York Branch as Syndication Agent, U.S. Bank National Association as Documentation Agent and Banc of America as Sole Lead Arranger and Sole Book Manager, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10.7)
Fourth Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, Bank of America N.A. as Administrative Agent and L/C Issuer, Calyon New York Branch (formerly known as Credit Lyonnais New York Branch) and U.S. Bank National Association as Syndication Agents, Banc of America Securities LLC, Calyon New York Branch and U.S. Bank National Association as Joint Book Managers and Banc of America Securities LLC as Sole Lead Arranger, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 19, 2004.

(10.8)
Fifth Amendment to the Credit Agreement dated as of March 3, 2003, among Sierra Health Services, Inc. as Borrower, and lenders including, among others, Bank of America, N.A., as administrative agent and US Bank, N.A. and Calyon New York Branch as syndication agents. Documentation agents include The Bank of New York, JPMorgan Chase Bank, N.A., Harris, N.A. and Wells Fargo Bank, N.A. Banc of America Securities LLC is serving as the sole lead arranger and book manager under this amended credit facility and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.

	(10.9)	Compensatory Plans, Contracts and Arrangements.

		(a)	Employment Agreement with Jonathon W. Bunker dated August 16, 2006, and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

		(b)	Employment Agreement with Frank E. Collins dated August 16, 2006, and incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

		(c)	Employment Agreement with Darren G.D. Sivertsen dated August 16, 2006, and incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

		(d)	Employment Agreement with Donald J. Giancursio dated August 16, 2006, and incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

		(e)	Employment Agreement with Marc R. Briggs dated August 16, 2006, and incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

(f)
Employment Agreement with Anthony M. Marlon, M.D. dated November 16, 2000, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004.

(g)
Employment Agreement with Paul H. Palmer dated December 1, 2001, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and as further amended on December 13, 2004, and incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 16, 2004.

(h)
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

91

		(i)	Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996, as Amended and Restated Effective January 1, 2006.

(j)
Sierra Health Services, Inc. Supplemental Executive Retirement Plan effective July 1, 1997, as Amended and Restated August 10, 2006, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

(k)
Sierra Health Services, Inc. Supplemental Executive Retirement Plan effective as of March 1, 1998, as Amended and Restated August 10, 2006, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on August 16, 2006.

(l)
Sierra Health Services, Inc. Supplemental Executive Retirement Plan III effective January 1, 2005 and incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

		(m)	Sierra Health Services, Inc. Management Incentive Compensation Plan for the year ended December 31, 2006.

(n)
Sierra Health Services, Inc. 1995 Long-Term Incentive Plan, as amended and restated through December 11, 2001, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(o)
Sierra Health Services, Inc. 1995 Non-Employee Directors' Stock Plan, as amended and restated through August 10, 2000, incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(p)
Form of Sierra Health Services, Inc. 1995 Long-Term Incentive Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

.		(q)
Form of Sierra Health Services, Inc. 1995 Non-Employee Directors’ Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(r)
Form of Sierra Health Services, Inc. 1995 Long-Term Incentive Plan Restricted Stock Units Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(10.10)
Stock Purchase Agreement, dated as of November 25, 2003, as amended on December 17, 2003, as further amended on December 29, 2003 and as further amended on January 12, 2004, among Sierra Health Services, Inc., CII Financial, Inc. and Folksamerica Holding Company, Inc., incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10.11)
Form of Contingent Purchase Price Note Agreement among Folksamerica Holding Company, Inc., Sierra Health Services, Inc., CII Financial, Inc., and, with respect to Article 5 only, Folksamerica Reinsurance Company, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

	(12.1)	Statement re: Computation of Ratios.
92

	(21)	Subsidiaries of the Registrant (listed herein):

There is no parent of the Registrant. The following is a listing of the active subsidiaries of the Registrant:

Jurisdiction of Incorporation
Behavioral Healthcare Options, Inc.	Nevada
CII Financial, Inc.	California
Family Health Care Services	Nevada
Family Home Hospice, Inc.	Nevada
Health Plan of Nevada, Inc.	Nevada
Northern Nevada Health Network, Inc.	Nevada
Sierra Health and Life Insurance Company, Inc.	California
Sierra Health Holdings, Inc. (Sierra Military Health Services, LLP, Texas Health Choice, L.C.)	Nevada
Sierra Health-Care Options, Inc.	Nevada
Sierra Home Medical Products, Inc.	Nevada
Sierra Medical Management, Inc. and Subsidiaries	Nevada
Sierra Nevada Administrators, Inc.	Nevada
Southwest Medical Associates, Inc.	Nevada
Southwest Realty, Inc.	Nevada

	(23.1)	Consent of Deloitte & Touche LLP.

	(31.1)	Rule 13a - 14(a) Certification of Chief Executive Officer.

	(31.2)	Rule 13a - 14(a) Certification of Chief Financial Officer.

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated February 27, 2007.

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated February 27, 2007.
All other Exhibits are omitted because they are not applicable.
(c)	Financial Statement Schedules

The Exhibits set forth in Item 15(a)(2) are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC.

	By:	/s/ Anthony M. Marlon, M.D.
Date: February 27, 2007	Anthony M. Marlon, M.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	February 27, 2007

/s/ Paul H. Palmer Paul H. Palmer	Senior Vice President of Finance, Chief Financial Officer and Treasurer	February 27, 2007

/s/ Marc R. Briggs Marc R. Briggs	Vice President of Finance (Chief Accounting Officer)	February 27, 2007

/s/ Thomas Y. Hartley Thomas Y. Hartley	Lead Director	February 27, 2007

/s/ Charles L. Ruthe Charles L. Ruthe	Director	February 27, 2007

/s/ Albert L. Greene Albert L. Greene	Director	February 27, 2007

/s/ Michael E. Luce	Director	February 27, 2007
Michael E. Luce

/s/ Anthony L. Watson Anthony L. Watson	Director	February 27, 2007

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS - Parent Company Only

	December 31,
	2006	2005
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,379	$29,302
Short-term investments	27,147	47,532
Current portion of deferred tax asset	8,617	4,713
Prepaid expenses and other current assets	22,550	26,451
Total current assets	75,693	107,998

Property and equipment, net	23,959	25,425
Restricted cash and investments	727	613
Equity in net assets of subsidiaries	232,834	199,770
Notes receivable from subsidiaries	8,732	8,880
Goodwill	2,154	2,154
Deferred tax asset	21,393	13,932
Other assets	70,578	54,223
Total assets	$436,070	$412,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$33,278	$19,669
Current portion of long-term debt	42	29
Total current liabilities	33,320	19,698

Long-term debt (less current portion)	118,588	52,086
Other liabilities	67,444	56,959
Total liabilities	219,352	128,743

Commitments and contingencies

Stockholders’ equity:
Common stock	354	346
Treasury stock	(600,539)	(377,190)
Additional paid-in capital	436,643	400,287
Accumulated other comprehensive loss	(8,635)	(1,750)
Retained earnings	388,895	262,559
Total stockholders’ equity	216,718	284,252
Total liabilities and stockholders’ equity	$436,070	$412,995

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF INCOME - Parent Company Only

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues:
Management fees	$157,116	$147,698	$142,178
Subsidiary dividends	35,500	55,307	52,250
Investment and other income	11,552	10,026	6,934
Total revenues	204,168	213,031	201,362

Expenses:
Depreciation	6,805	6,798	9,161
Other	53,078	44,780	53,113
Interest expense and other, net	348	6,166	1,164
Total expenses	60,231	57,744	63,438

Income before income taxes	143,937	155,287	137,924
Provision for income taxes	(40,094)	(34,488)	(22,363)
Income of parent company	103,843	120,799	115,561

Equity in undistributed income of subsidiaries from continuing operations	36,628	(782)	7,858
Income from continuing operations	140,471	120,017	123,419
Loss from discontinued operations	—	—	(682)
Net income	$140,471	$120,017	$122,737

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS - Parent Company Only

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$140,471	$120,017	$123,419
Adjustments to reconcile net income to net cash provided by
Operating Activities:
Depreciation	6,805	6,798	9,161
Stock based compensation expense	9,199	7,391	7,332
Excess tax benefits from share-based payment arrangements	(9,853)
Loss (gain) on property and equipment dispositions	55	(2,272)	(89)
Equity in undistributed income of subsidiaries from continuing operations	36,628	(782)	7,858
Change in assets and liabilities	(88,196)	(46,142)	(17,281)
Net cash provided by operating activities	95,109	85,010	130,400

Cash flows from investing activities:
Capital expenditures	(5,273)	(2,034)	(9,495)
Property and equipment dispositions	(74)	988	1,750
Decrease (increase) in investments	6,666	(15,785)	(32,501)
Dividends from subsidiaries	35,500	55,307	52,250
Net cash provided by investing activities	36,819	38,476	12,004

Cash flows from financing activities:
Payments on debt and capital leases	(32)	(10,029)	(55)
Proceeds from other long-term debt	75,000	—	10,000
Purchase of treasury stock	(243,136)	(154,382)	(133,809)
Excess tax benefits from share-based payment arrangements	9,853
Exercise of stock in connection with stock plans	14,464	22,338	26,834
Net cash used for financing activities	(143,851)	(142,073)	(97,030)

Net (decrease) increase in cash and cash equivalents	(11,923)	(18,587)	45,374
Cash and cash equivalents at beginning of year	29,302	47,889	2,515
Cash and cash equivalents at end of year	$17,379	$29,302	$47,889

Supplemental condensed statements of cash flows information:
	2006	2005	2004
Cash paid during the year for interest (net of amount capitalized)	$(2,535)	$(8,557)	$(2,979)
Cash paid during the year for income taxes	(55,750)	(44,924)	(12,620)

Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	8,500	63,000	—
Tax benefits from share-based payment arrangements	—	25,697	27,287
Additions to capital leases	47	19	120

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED INFORMATION OF REGISTRANT
For the Years Ended December 31, 2006 and 2005

1. LONG-TERM DEBT

Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

December 31,	(In thousands)
2007	$42
2008	44
2009	33
2010	12
2011	75,000
Thereafter	43,500
Total	$118,631

2. OTHER

Management Fees. Sierra Health Services, Inc., receives monthly management fees from certain wholly-owned subsidiaries for services performed. The majority of the fees are from Health Plan of Nevada, Inc. under an administrative services agreement that has been approved by the Nevada Division of Insurance. The fees have been recorded as revenue in the Condensed Financial Information of Registrant for the three years ended December 31, 2006.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Note Receivable Valuation Allowance

(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions
2006	$15,000	$—	$—	$—
2005	15,000	—	—	—
2004	—	15,000	—	—

Deferred Income Tax Asset Valuation Allowance

(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions
2006	$15,082	$(240)	$—	$—
2005	15,082	—	—	—
2004	15,082	—	—	—