Form 10-Q
period 2007-03-31
SIERRA HEALTH SERVICES INC
filed 2007-04-27
CIK 754009

United States
Securities And Exchange Commission
Washington, DC 20549

           FORM 10-Q

 (Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007
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

The number of shares outstanding of the registrant's Common Stock as of April 26, 2007 was 55,967,000.

Sierra Health Services, Inc.
Quarterly Report on Form 10-Q
For The Period Ended March 31, 2007

i

Part I. Financial Information

Item 1.  Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$77,242	$58,918
Investments	345,460	323,846
Accounts receivable (less allowance for doubtful accounts:
2007 - $6,728; 2006 - $5,518)	24,881	21,308
Current portion of deferred tax asset	47,955	29,861
Prepaid expenses and other current assets	126,757	110,020
Total current assets	622,295	543,953

Property and equipment, net	70,269	71,893
Restricted cash and investments	19,470	19,428
Goodwill	14,782	14,782
Deferred tax asset (less current portion)	25,983	18,656
Note receivable (less valuation allowance: 2007 and 2006 - $15,000)	47,000	47,000
Other assets	90,349	93,700
Total assets	$890,148	$809,412

Liabilities and stockholders' equity
Current liabilities:
Accrued and other current liabilities	$97,801	$99,314
Trade accounts payable	1,902	1,552
Accrued payroll and taxes	23,906	25,925
Medical claims payable	219,170	222,895
Premium deficiency reserve	45,309	1,076
Unearned premium revenue	121,958	52,075
Current portion of long-term debt	132	116
Total current liabilities	510,178	402,953

Long-term debt (less current portion)	70,523	118,734
Other liabilities	90,712	71,007
Total liabilities	671,413	592,694

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000 shares authorized;
none issued or outstanding
Common stock, $.005 par value, 120,000 shares authorized; 2007 - 73,525;	—	—
2006 - 70,835 shares issued; 2007 - 55,948; 2006 - 53,824 shares outstanding	368	354
Treasury stock at cost: 2007 - 17,577; 2006 - 17,011 common stock shares	(620,951)	(600,539)
Additional paid-in capital	464,804	436,643
Accumulated other comprehensive loss	(8,559)	(8,635)
Retained earnings	383,073	388,895
Total stockholders' equity	218,735	216,718
Total liabilities and stockholders' equity	$890,148	$809,412

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Medical premiums	$468,074	$414,444
Professional fees	14,642	12,915
Investment and other revenues	11,921	10,889
Total	494,637	438,248

Operating expenses:
Medical expenses	435,311	336,519
General and administrative expenses	59,192	51,339
Total	494,503	387,858

Operating income	134	50,390
Interest expense	(1,955)	(776)
Other income (expense), net	650	(33)

(Loss) income before income taxes	(1,171)	49,581
Provision for income taxes	(68)	(16,910)
Net (loss) income	$(1,239)	$32,671

Net (loss) income per common share	$(0.02)	$0.57

Net (loss) income per common share assuming dilution	$(0.02)	$0.51

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)
	Common Stock		In Treasury		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stock- holders'

	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance, January 1, 2006	69,136	$346	11,006	$(377,190)	$400,287	$(1,750)	$262,559	$284,252
Common stock issued in connection with stock plans	384	2	(205)	6,814	5,657	—	(4,665)	7,808
Share-based compensation expense	—	—	—	—	1,652	—	8	1,660
Common stock issued in connection with conversion of debentures	54	—	—	—	500	—	—	500
Excess tax benefits from share-based payment arrangements	—	—	—	—	5,109	—	—	5,109
Repurchase of common stock shares	—	—	2,213	(91,131)	—	—	—	(91,131)
Comprehensive income:
Net income	—	—	—	—	—	—	32,671	32,671
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($1,612 pretax)	—	—	—	—	—	(1,048)	—	(1,048)
Total comprehensive income	—	—	—	—	—	(1,048)	32,671	31,623
Balance, March 31, 2006	69,754	$348	13,014	$(461,507)	$413,205	$(2,798)	$290,573	$239,821

Balance, January 1, 2007	70,835	$354	17,011	$(600,539)	$436,643	$(8,635)	$388,895	$216,718
Common stock issued in connection with stock plans	147	1	(19)	669	2,125	—	(321)	2,474
Share-based compensation expense	—	—	—	—	1,738	—	6	1,744
Common stock issued in connection with conversion of debentures	2,543	13	—	—	23,243	—	—	23,256
Excess tax benefits from share-based payment arrangements	—	—	—	—	1,055	—	—	1,055
Repurchase of common stock shares	—	—	585	(21,081)	—	—	—	(21,081)
Cumulative effect from adoption of FIN 48	—	—	—	—	—	—	(4,268)	(4,268)
Comprehensive income:
Net loss	—	—	—	—	—	—	(1,239)	(1,239)
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($237 pretax)	—	—	—	—	—	(154)		(154)
Unfunded portion of defined benefit pension plan ($354 pretax)	—	—	—	—	—	230		230
Total comprehensive loss	—	—	—	—	—	76	(1,239)	(1,163)
Balance, March 31, 2007	73,525	$368	17,577	$(620,951)	$464,804	$(8,559)	$383,073	$218,735

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,239)	$32,671
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	3,954	4,318
Share-based compensation expense	1,744	1,660
Excess tax benefits from share-based payment arrangements	(1,055)	(5,109)
Provision for doubtful accounts	1,108	538
Loss on property and equipment dispositions	3	108
Change in operating assets and liabilities:
Deferred tax asset	(24,283)	2,628
Other current assets	(21,210)	(23,107)
Other assets	(2,449)	(5,404)
Accrued payroll and taxes	(2,019)	(2,139)
Medical claims payable	(3,725)	26,434
Other current liabilities	4,566	35,670
Unearned premium revenue	69,883	61,154
Premium deficiency reserve	44,233	—
Other liabilities	15,666	127
Net cash provided by operating activities	85,177	129,549

Cash flows from investing activities:
Capital expenditures, net of dispositions	(2,233)	(2,785)
Purchase of investments, net of proceeds	(22,029)	(57,630)
Net cash used for investing activities	(24,262)	(60,415)

Cash flows from financing activities:
Payments on debt and capital leases	(25,039)	(25)
Proceeds from other long-term debt	—	20,000
Purchase of treasury stock	(21,081)	(91,131)
Excess tax benefits from share-based payment arrangements	1,055	5,109
Proceeds from exercise of stock in connection with stock plans	2,474	7,808
Net cash used for financing activities	(42,591)	(58,239)

Net increase in cash and cash equivalents	18,324	10,895
Cash and cash equivalents at beginning of period	58,918	88,059
Cash and cash equivalents at end of period	$77,242	$98,954

Supplemental condensed consolidated statement of cash flows information:
Cash paid during the period for interest	$2,158	$1,141
Net cash paid during the period for income taxes	12,500	3
Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	23,256	500
Additions to capital leases	100	—
Investments purchased but not settled	4,170	2,221

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of Sierra Health Services, Inc. ("Sierra", a holding company, together with its subsidiaries, collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements and the Company's annual audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America; however, these statements do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's annual audited consolidated financial statements and related notes thereto for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

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

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006 have been reclassified to conform to the current year presentation.

2.     Pending Business Combination

On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with UnitedHealth Group Incorporated, a Minnesota corporation ("UnitedHealth Group"), and Sapphire Acquisition, Inc., a Nevada corporation and an indirect wholly-owned subsidiary of UnitedHealth Group ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with Sierra continuing as the surviving company. At the effective time of the Merger, each issued and outstanding share of the Company's common stock (other than shares owned by UnitedHealth Group or Merger Sub, which shares will be cancelled), will be converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement. Completion of the Merger is subject to various conditions, including, among others, (i) approval of the holders of a majority of the outstanding shares of the Company's common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) absence of any order, injunction or other judgment or decree prohibiting the consummation of the Merger, (iv) receipt of required governmental consents and approvals without negative regulatory action, and (v) subject to certain exceptions, the accuracy of the representations and warranties of the Company and UnitedHealth Group, as applicable, and compliance by the Company and UnitedHealth Group with their respective obligations under the Merger Agreement. The Merger Agreement contains certain termination rights for both the Company and UnitedHealth Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay UnitedHealth Group a termination fee of $85.0 million and in other circumstances, UnitedHealth Group may be required to pay Sierra a termination fee of $25.0 million. The special stockholders' meeting to consider the adoption of the merger agreement has not yet been scheduled.

3.     Premium Deficiency Reserves

In 2007, the Company offered its stand-alone Medicare Part D Prescription Drug Program ("PDP") basic benefits product ("Basic Plan") and, for the first time, it offered a stand-alone PDP enhanced benefits product ("Enhanced

Plan"). The Enhanced Plan provides brand name and generic prescription drug benefits through the coverage gap or "donut hole". The Company engaged independent actuarial consultants in developing the Enhanced Plan. The premium structure for the Enhanced Plan was based on a projected level of utilization per member. The Company's experience so far in 2007 indicates it will experience increased costs from what the actuarial projections anticipated. Based on the data available to date, the Company believes that it is probable that estimated 2007 pharmacy and maintenance costs will exceed the estimated 2007 premiums.

For purposes of analyzing premium deficiencies, the Company follows the guidance provided in Statement of Financial Accounting Standards No. 60 "Accounting and Recording by Insurance Enterprises" ("SFAS 60"), which requires contracts to be grouped in a manner consistent with its method of acquiring, servicing, and measuring the profitability of such contracts. Based on the guidance provided in SFAS 60, the Company concluded that it should evaluate the Enhanced Plan and the Basic Plan separately when determining if a premium deficiency exists. SFAS 60 also requires a premium deficiency be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. The Company does not consider anticipated investment income in determining if a premium deficiency exists. Based on the guidance provided in SFAS 60 and the currently available data, the Company's estimate of the premium deficiency reserve related to the Enhanced Plan was $44.5 million at March 31, 2007, of which $4.0 million was recorded in general and administrative expenses with the remainder recorded in medical expenses. Total projected losses on the Enhanced Plan for 2007 are $48.8 million, including the loss of $4.3 million incurred during the first quarter. The Company does not plan on offering the Enhanced Plan in 2008. The Company also had a premium deficiency reserve of $800,000 and $1.1 million at March 31, 2007 and December 31, 2006, respectively, related to its local and regional Medicare PPO plans.

4.     Investments

Of the cash and cash equivalents and current unrestricted investments that total $422.7 million in the accompanying Condensed Consolidated Balance Sheet at March 31, 2007, $386.0 million is limited for use only by the Company's regulated subsidiaries. Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments. The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, trust deed mortgage notes, and real estate joint ventures. At March 31, 2007, approximately 67% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds. All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value. Fair value is estimated primarily from published market values at the balance sheet date. These investments are available for use in the current operations regardless of contractual maturity dates. Restricted investments are classified as non-current assets. The Company calculates realized gains and losses using the specific identification method and includes them in investment and other revenues. Unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not have any held-to-maturity investments. The Company does not believe any of its available-for-sale or restricted investments are other than temporarily impaired at March 31, 2007.

The Company classifies investments in trust deed mortgage notes and joint ventures as other investments. These investments are classified as current assets if expected maturity is within one year of the balance sheet date. Otherwise, they are classified as long-term investments. The Company believes that no adjustments are required to its recorded amounts of investments in trust deed mortgage notes and real estate joint ventures at March 31, 2007.

5.     Long-Term Debt

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

During the first quarter of 2006, a debenture holder ("holder") converted $500,000 in debentures for approximately 54,000 shares of common stock. During the third quarter of 2006, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During the first quarter of 2007, the Company entered into one privately negotiated transaction with a holder pursuant to which the holder converted an aggregate of $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. In addition, two holders also converted $1.5 million in debentures for approximately 168,000 shares of common stock. As a result of these transactions, the Company expensed accrued and prepaid interest of $434,000 and $176,000 in the first quarter of 2007 and the year ended 2006, respectively, and deferred financing costs of $187,000 and $91,000 in the first quarter of 2007 and the year ended 2006, respectively.

Revolving Credit Facility - On March 3, 2003, the Company entered into a revolving credit facility. Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%. The facility is available for general corporate purposes and at March 31, 2007, the Company had $50.0 million drawn on this facility.

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

The revolving credit facility's covenants limit the Company's ability to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. The Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement. The Company believes it is in compliance with all covenants of the credit agreement at March 31, 2007 and 2006.

6.     Employee and Director Benefit Plans

Share-based Compensation - The Company's employee stock plan and non-employee director stock plan provide common share-based awards to employees and to non-employee directors. The plans provide for the granting of restricted stock units, options, and other share-based awards. At March 31, 2007, the employee plan and the non-employee director plan permit the granting of share options and shares of up to 4.0 million and 221,000 shares, respectively, of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") as amended. SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. On January 1, 2006, the Company adopted SFAS 123R using a modified prospective application.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The following table summarizes the share-based compensation expense included in the Condensed Consolidated Statements of Operations for all share-based compensation plans that were recorded in accordance with SFAS 123R:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Medical expenses	$190	$187
General and administrative expenses	1,554	1,473
Share-based compensation expense before income taxes	1,744	1,660
Income tax benefit	(610)	(581)
Net share-based compensation expense	$1,134	$1,079

For the three months ended March 31, 2007 and 2006, net cash proceeds realized from stock option exercises and purchases under the Company's Employee Stock Purchase Plan ("Purchase Plan") were $2.5 million and $7.8 million, respectively, and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan was $1.3 million and $5.1 million, respectively.

Employee Stock Purchase Plan and Stock Options

The Company's Purchase Plan allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan. For the three months ended March 31, 2007 and 2006, 49,000 and 158,000 shares were purchased at prices of $30.63 and $30.67 per share, respectively. At March 31, 2007, the Company had 721,000 shares reserved for purchase under the Purchase Plan. There were no stock option grants during the periods ended March 31, 2007 or 2006.

The following table reflects the activity of the stock option plans for the three months ended March 31, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	Remaining	Value
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2007	1,775	$12.94
Granted	—	—
Exercised	(113)	8.64
Canceled	(10)	18.08
Outstanding, March 31, 2007	1,652	$13.20	5.35	$46,215

Exercisable at March 31, 2007	834	$11.40	5.03	$24,823

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market price of the Company's stock on March 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the market value of the Company's stock. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3.4 million and $13.9 million, respectively.

The following table reflects the activity of the nonvested stock options for the three months ended March 31, 2007:

	Number	Weighted-Average
	Of	Grant Date
	Shares	Fair Value
	(In thousands)	(per share)
Nonvested shares, January 1, 2007 (1)	803	$7.34
Granted	—	—
Vested	(140)	7.55
Canceled	(6)	6.98
Nonvested shares, March 31, 2007 (1)	657	$7.30

(1)	Excludes 164,000 and 161,000 shares at January 1, 2007 and March 31, 2007, respectively, which vested in 2005, but are not exercisable until 2008.

As of March 31, 2007, the Company expects to recognize future total compensation cost of $2.7 million related to nonvested stock options over a weighted-average period of 11 months.

Restricted Stock Units

In January 2007, the Company issued 2,000 units of restricted stock ("Units") to each of the five non-employee Directors. In January 2006, the Company issued 4,000 units of restricted stock ("Units") to each of the six non-employee Directors. Each Unit represents a nontransferable right to receive one share of the Company's common stock and there is no cost to the recipient to exercise the Units. The Units vest according to a variety of vesting schedules or earlier based on the occurrence of certain events. The fair value of the transactions was based on the number of Units issued and the Company's stock price on the date of issuance, which was $35.35 and $38.49 in 2007 and 2006, respectively. Total expense associated with the Units was $86,000 and $125,000 for the three months ended March 31, 2007 and 2006, respectively.

In August 2006, the Company issued 210,000 Units to certain members of its management. The Units vest according to a variety of vesting schedules, or earlier based on the occurrence of certain events. The majority of Units have a three year holding period from the date of grant. The fair value of the transaction was based on the number of Units issued, the Company's stock price on the date of issuance, which was $43.60, and an estimated forfeiture rate. A discount was applied to the Units with a holding period as a result of the lack of marketability between the vesting dates and settlement dates. The fair value of Units granted with a holding period includes a discount that was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 32.3%, risk-free interest rate of 4.8% and dividend rate of 0%. Total expense associated with the Units was $263,000 for the three months ended March 31, 2007, which approximates the fair value of vested Units during the year.

The following table reflects the activity of the restricted stock unit plans for the three months ended March 31, 2007:

	Number	Aggregate
	Of	Intrinsic
	Shares	Value
	(In thousands)
Outstanding, January 1, 2007(1)(2)	104
Granted	10
Vested	—
Canceled	—
Outstanding, March 31, 2007(1)(3)	114	$4,693

(1) The Units have no exercise price.
(2) Does not include 540,000 shares that have vested but have not settled.
(3) Does not include 538,000 shares that have vested but have not settled.

As of March 31, 2007, the Company expects to recognize future total compensation cost of $3.4 million related to current nonvested Units over a weighted-average period of 1.6 years.

Supplemental Executive Retirement Plan ("SERP") - The Company has a non-qualified defined benefit retirement plan covering certain key employees. The Company is informally funding the benefits through the purchase of life insurance policies. Certain participant benefits are based on, among other things, the employee's average earnings of the three highest years over the five-year period prior to retirement or termination, and length of service. Other participant benefits are defined by the plan and based on length of service. Any benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan.

For the three months ended March 31, 2007, the Company contributed $183,000 to fund benefit payments and anticipates making $764,000 in additional contributions during the remainder of the year.

	Three Months Ended March 31,
	2007	2006
Components of net periodic benefit cost:	(In thousands)
Service cost	$139	$126
Interest cost	426	399
Amortization of prior service credits	303	303
Recognized actuarial loss	52	32
Net periodic benefit cost	$920	$860

7.     Share Repurchases

From January 1, 2007 through March 31, 2007, the Company purchased 585,000 shares of its common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through March 31, 2007, the Company purchased, in the open market or through negotiated transactions, 29.2 million shares for $651.9 million at an average cost per share of $22.29. On January 25, 2007, the Company's Board of Directors authorized an additional $50.0 million in share repurchases. At March 31, 2007, $53.1 million was still available under the Board of Directors' authorized plan. The repurchase program has no stated expiration date. The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio; however, the Company has halted its repurchase program pending the UnitedHealth Group merger.

8.     Earnings Per Share

The following table provides a reconciliation of basic and diluted (loss) income per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Basic (loss) income per share:
Net (loss) income	$(1,239)	$32,671

Weighted average common shares outstanding	55,414	57,727

Net (loss) income per common share	$(0.02)	$0.57

Diluted (loss) income per share:
Net (loss) income	$(1,239)	$32,671
Interest expense on Sierra debentures, net of tax	—	189
(Loss) income for purposes of computing diluted net (loss) income per share	$(1,239)	$32,860

Weighted average common shares outstanding	55,414	57,727
Dilutive options and restricted shares outstanding	—	1,352
Dilutive impact of conversion of Sierra debentures	—	5,648
Weighted average common shares outstanding assuming dilution	55,414	64,727

Net (loss) income per common share assuming dilution	$(0.02)	$0.51

9.     Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 has resulted in an increase to our liability for uncertain tax positions of $4.3 million. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $19.2 million of total gross unrecognized tax benefits.

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was $12.6 million as of adoption. Interest and penalties related to income tax matters are classified as a component of income tax expense and totaled $300,000 for the quarter ended March 31, 2007. Accrued interest and penalties were $2.7 million and $3.0 million as of January 1, 2007 and March 31, 2007 respectively.

During 2007, the Company expects to recognize a $7.2 million decrease in unrecognized tax benefits upon approval of requests for changes in accounting method by the Internal Revenue Service.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Tax years 1996 to 2007 remain subject to examination for U.S. federal income tax and tax years 2002 to 2004 remain subject to examination by major state tax jurisdictions.

10.	Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

11.  Segment Reporting

In previous years, the Company had two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through our HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations. The military health services operations ("SMHS") segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1. Prior to 2006, SMHS commenced a phase-out of operations and has had minimal activity during 2006 and 2007. The Company believes that SMHS no longer meets the definition of an operating segment as described in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company believes the only remaining reportable segment is the managed care and corporate operations segment. This segment's required financial information is represented in the accompanying unaudited condensed consolidated financial statements.

Through participation in Medicare and the Federal Employees Health Benefit Plan programs, the Company generated approximately 52% and 47% of its total consolidated revenues from agencies of the U.S. government for the three months ended March 31, 2007 and 2006, respectively.

12.      Commitments and Contingencies

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

For all claims that are considered probable and for which the amount of loss can be reasonably estimated, the Company accrued amounts it believes to be appropriate, based on information presently available. With respect to certain pending actions, the Company maintains commercial insurance coverage with varying deductibles for which the Company maintains estimated reserves for its self-insured portion based upon its current assessment of such litigation. Due to recent unfavorable changes in the commercial insurance market, the Company has for certain risks, purchased coverage with higher deductibles and lower limits of coverage. In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable. However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on the Company's financial condition, operating results and cash flows.

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark. The complaint names the Company and each of its directors as defendants (collectively, the “defendants”), and was filed by a purported stockholder of the Company. The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated by the merger agreement, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for the Company and its shareholders, and the defendants are engaging in self-dealing and unjust enrichment. The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct. The Company believes that this complaint is without merit.

Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Item 2.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 and accompanying notes for the three month periods ended March 31, 2007 and 2006, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the sections "Forward-Looking Statements" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our 2006 Annual Report on Form 10-K as well as "Risk Factors" in Part II, Item 1A of this Form 10-Q for a more complete discussion of the risks associated with an investment in our securities.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2006 Annual Report on Form 10-K. All statements, other than statements of historical fact, are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "hope," "intend," "may," "plan," "predict," "project," "seeks," "will," and other similar terms and phrases, including all references to assumptions.

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

Summary of Consolidated Results - Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Percent Of Revenue Three Months Ended March 31,		Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006

Operating revenues:	(In thousands, except percentages, per share and membership)
Medical premiums	$468,074	$414,444	94.6%	94.6%	$53,630	12.9%
Professional fees	14,642	12,915	3.0	2.9	1,727	13.4
Investment and other revenues	11,921	10,889	2.4	2.5	1,032	9.5
Total	494,637	438,248	100.0	100.0	56,389	12.9

Operating expenses:
Medical expenses	435,311	336,519	88.0	76.8	98,792	29.4
Medical care ratio	90.2%	78.7%
General and administrative expenses	59,192	51,339	12.0	11.7	7,853	15.3
Total	494,503	387,858	100.0	88.5	106,645	27.5

Operating income	134	50,390	(0.0)	11.5	(50,256)	(99.7)
Interest expense	(1,955)	(776)	(0.4)	(0.2)	(1,179)	151.9
Other income (expense), net	650	(33)	0.1	—	683	(2,069.7)

(Loss) income before income taxes	(1,171)	49,581	(0.3)	11.3	(50,752)	(102.4)
Provision for income taxes	(68)	(16,910)	0.0	(3.8)	16,842	(99.6)
Tax rate	5.8%	34.1%
Net (loss) income	$(1,239)	$32,671	(0.3)%	7.5%	$(33,910)	(103.8)%

Net (loss) income per common share assuming dilution	$(0.02)	$0.51			$(0.53)	(103.9)%

Membership
HMO:
Commercial	275,300	260,800			14,500	5.6%
Medicare	56,800	56,400			400	0.7
Medicaid	59,600	55,000			4,600	8.4
Subtotal HMO	391,700	372,200			19,500	5.2

Commercial PPO and HSA	34,300	28,600			5,700	19.9
Medicare PPO and PFFS	2,900	900			2,000	222.2
Medicare Part D-Basic	159,100	160,800			(1,700)	(1.1)
Medicare Part D-Enhanced	43,200	—			43,200	—
Medicare supplement	13,100	14,600			(1,500)	(10.3)
Administrative services	218,200	214,600			3,600	1.7
Total membership	862,500	791,700			70,800	8.9%

Member months
HMO:
Commercial	823,300	777,600			45,700	5.9%
Medicare	170,500	168,900			1,600	1.0
Medicaid	180,200	166,900			13,300	8.0

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

Pending Business Combination

On March 11, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement), with UnitedHealth Group Incorporated, a Minnesota corporation (UnitedHealth Group), and Sapphire Acquisition, Inc., a Nevada corporation and an indirect wholly-owned subsidiary of UnitedHealth Group (Merger Sub). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with the Merger Sub (the Merger), and we will continue as the surviving company. At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares owned by UnitedHealth Group or Merger Sub, which shares will be cancelled), will be converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement. Completion of the Merger is subject to various conditions, including, among others, (i) approval of the holders of a majority of the outstanding shares of our common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) absence of any order, injunction or other judgment or decree prohibiting the consummation of the Merger, (iv) receipt of required governmental consents and approvals without negative regulatory action, and (v) subject to certain exceptions, the accuracy of the representations and warranties of us and UnitedHealth Group, as applicable, and compliance by us and UnitedHealth Group with their respective obligations under the Merger Agreement. The Merger Agreement contains certain termination rights for both us and UnitedHealth Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay UnitedHealth Group a termination fee of $85.0 million and in other circumstances, UnitedHealth Group may be required to pay us a termination fee of $25.0 million. The special stockholders' meeting to consider the adoption of the merger agreement has not yet been scheduled.

Executive Summary

Our highlights for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 include:

•
Total operating revenues increased by 12.9%. This improvement was primarily driven by a 12.9% increase in medical premiums due to a 37.6% increase in our stand alone Medicare Part D prescription drug (PDP) programs, an increase in our HMO membership and premium rate increases. Also contributing to the improvement in operating revenues was a 13.4% increase in professional fees due to an increase in visits to our clinical subsidiaries and a 9.5% increase in investment and other revenues due to an increase in yield during 2007 and higher average invested balances.

•
HMO membership increased 5.2% as a result of new accounts and in-case growth on commercial membership and continued growth in Medicaid membership. This increase includes the 11,000 commercial member terminations effective January 1, 2007, from three large employer groups that had been anticipated.

•
Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased to 90.2% in 2007 from 78.7% in 2006. The increase in our medical care ratio is primarily related to the estimated full year 2007 pre-tax loss of $48.8 million related to our new enhanced PDP product which was recorded during the quarter and the expiration of our HCA Inc. (HCA) hospital contract on December 31, 2006. See Medical Expenses below for more details.

•
General and administrative (G&A) expenses as a percentage of medical premiums increased to 12.6% in 2007 from 12.4% in 2006. G&A expenses increased 15.3% primarily due to expenses related to our new enhanced PDP product, costs associated with our pending merger with UnitedHealth Group, and increases in premium taxes and brokers' fees.

•
We had operating income of $134,000 in 2007 compared to $50.4 million in 2006. This decrease in income is related to the $48.8 million operating loss recorded during 2007 related to our new enhanced PDP product. See Medical Expenses below for more details.

•
Cash flows from operating activities decreased to $85.2 million from $129.5 million during 2006. This decrease is mostly due to a $50.0 million decrease in operating cash flows from our PDP plans during 2007 compared to 2006, primarily as a result of the timing of claim payments during the quarter.

Results Of Operations For The Three Months Ended March 31, 2007 Compared To The Three Months Ended March 31, 2006

Medical Premiums. The increase in medical premiums for 2007 reflects a 5.9% increase in commercial HMO member months (the number of months individuals are enrolled in a plan). This increase is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts, which was partially offset by 11,000 commercial member terminations effective January 1, 2007 from three large employer groups. HMO and HMO Point of Service premium rates for renewing commercial groups increased approximately 5.3% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 2.8%, net of changes in benefits.

The increase in medical premiums for 2007 includes $33.3 million from our new stand-alone enhanced PDP product (Enhanced Plan) that was effective January 1, 2007. This was partially offset by a $10.0 million decrease in our stand-alone basic PDP plan (Basic Plan). We recognize medical premiums from our PDP plans as earned over the contract period. The increase in medical premiums for 2007 also reflects the annual Medicare rate change described below and a 1.0% increase in HMO Medicare member months. The growth in Medicare member months contributes significantly to the increase in medical premiums as the Medicare per member premium rates are more than three times the average commercial premium rate.

In 2007, we expanded our offering of our Basic Plan to 30 states and the District of Columbia. We have engaged a national marketing partner for our Basic Plan and we are using our established broker network in Nevada and Utah. Additionally, our Basic Plan remained eligible as a PDP sponsor for our 2006 auto-enrolled Medicare and Medicaid beneficiaries in California and Nevada, and for our 2006 and new 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. Our Basic Plan is no longer a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas. At March 31, 2007, we had 159,100 beneficiaries enrolled in our Basic Plan, the majority of which were auto-enrolled beneficiaries. In 2007, for the first time, we are offering an Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole", in 30 states and the District of Columbia. Based on the data available to date, we currently anticipate that estimated 2007 pharmacy and maintenance costs will exceed the estimated 2007 premiums by $48.8 million. See Medical Expenses below for more details. At March 31, 2007, we had 43,200 members enrolled in our Enhanced Plan. We do not expect many new members to enroll in the Enhanced Plan during the remainder of the year as Medicare beneficiaries cannot change stand-alone PDP plans during the year unless unusual circumstances exist.

The Centers for Medicare and Medicaid Services (CMS) shares in a portion of the risk of pharmacy costs related to the basic coverage in our Basic Plan and our Enhanced Plan as well as our Medicare Advantage PDP. We recognize a risk sharing payable or receivable based on the year-to-date activity and a corresponding increase or decrease to medical premiums. The risk sharing payable or receivable is accumulated for each contract and recorded in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

In 2007, we continue to offer local and regional Medicare Advantage PPO (MAPPO) plans and for the first time, we are offering a Medicare Advantage Private Fee-For-Service (MAPFFS) plan. This plan is available in 28 states and the District of Columbia. The MAPFFS plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members also have unlimited network access. At March 31, 2007, we had 1,800 and 500 members enrolled in our regional and local MAPPO plans, respectively. At March 31, 2007, we had 800 members enrolled in our new MAPFFS plan.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007. For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures. CMS has transitioned to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology effective January 1, 2008. In 2006, we were paid 50% based on the previous payment methodology and 50% based on the new methodology. For 2007, we will be paid 25% based on the previous payment methodology and 75% based on the new methodology. Based on the data we received in the first four months of 2007, we expect our net Medicare per-member-per-month yield to be relatively flat in 2007.

For 2008, we will be fully transitioned to a risk payment methodology; however, we have been notified by CMS that there will continue to be a frailty factor component to our payment through 2010. The frailty factor will continue to be a component of the risk score calculation for former Social HMO plans by using 75%, 50% and 25% of the current frailty factor for the payments in 2008, 2009 and 2010, respectively. Even with the additional frailty factor component, we believe that a full transition to a risk payment methodology may cause our per member payment in 2008 to be less than our per member payment in 2007.

Early in 2005, CMS replaced its legacy Group Health Plan system. The transition to the new system had led to some incorrect transactions and inconsistencies in the payments and data we received from CMS. We received overpayments, of over $30 million, from CMS in excess of our current best estimate of Medicare premiums in 2005. We have made CMS aware of the overpayments and they are in the process of researching the various issues. We expect a portion of these funds to be settled with CMS over the course of the next several quarters. Additionally, we had some discrepancies with some of the membership data received from CMS for 2006. While we continue to have membership discrepancies with CMS in 2007, the majority of the 2006 membership discrepancies have been resolved with CMS during 2007 and the appropriate revenue and expenses for these resolved members have been recognized in 2007. Until we receive confirmation from CMS that any remaining membership discrepancies are in fact our members and that we will be paid for them, we do not believe that they meet the criteria for revenue recognition. As a result, we have not recognized the revenue on these members.

Pursuant to an existing contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP), we provide health care coverage to certain Medicaid eligible individuals and uninsured children who do not qualify for Medicaid. At March 31, 2007, we had approximately 43,400 members enrolled in our HMO Medicaid risk program. To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state's Medicaid program. At March 31, 2007, we also had approximately 16,200 Nevada Check Up members. Nevada Check Up is the state's Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. We received a 1.0% rate increase retroactive to January 1, 2007 and expect an additional 1.0% increase on July 1, 2007.

Effective November 1, 2006, the DHCFP awarded a contract to Health Plan of Nevada, Inc. (HPN) as one of two Medicaid managed care contractors in the state of Nevada. The new contract is effective until June 30, 2009. The new contract includes a provision that allows the DHCFP, at its sole option, to extend the contract for up to two additional years. The other Medicaid managed care contractor is new to the program and when the new contract became effective, the Medicaid members were given the option to select their plan and it appears that not only did we retain our existing members, but that many of the other plan's members selected us over the new contractor as well. Since our current membership is estimated to be approximately 57% of the market share, the new contractor will get the majority of new members that do not make an active selection of HPN based on the state Medicaid membership algorithm. Over time, this should keep the membership within a 55/45 band between the two contractors.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Professional Fees. The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries.

Investment and Other Revenue. Higher average invested balances and an increase in yield during 2007 primarily contributed to the increase in investment and other revenues. See Note 4, "Investments", in the Notes to Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased to 90.2% from 78.7%. The increase is mainly due to estimated losses for the full year of 2007 from our Enhanced Plan recorded in the quarter and higher medical costs associated with the expiration of our HCA hospital contract at December 31, 2006. In 2007, we began to offer the Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole". We engaged independent actuarial consultants in developing the Enhanced Plan. The premium structure for the Enhanced Plan was based on a projected level of utilization per member. Our experience so far in 2007 indicates that we will experience increased costs from what the actuarial projections anticipated. Based on the data available to date we believe that it is probable that estimated 2007 pharmacy and related maintenance costs will exceed the estimated 2007 premiums. We incurred pre-tax operating losses of $4.3 million during the first quarter of 2007 related to our Enhanced Plan. We have recorded an additional $44.5 million in pre-tax losses for a premium deficiency reserve related to the remaining nine months of the Enhanced Plan contract, of which $4.0 million was recorded in G&A with the remainder recorded in medical expenses. We will not offer the Enhanced Plan in 2008. See Note 3, "Premium Deficiency Reserves", in the Notes to Condensed Consolidated Financial Statements for further discussion of our Enhanced Plan.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2007 was 45 compared to 43 for 2006. The increase was related to amounts reserved under the state to plan reconciliation for our Basic Plan and an increase in claims payable for provider disputes and timing of claims payments. This increase was mostly offset by the premium deficiency reserve recorded in medical expenses for our Enhanced Plan. The premium deficiency reserve increases the average cost per day and as a result decreases the days in claims payable.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members. We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services. We incurred capitation expenses with non-affiliated providers of $33.9 million and $32.7 million, or 7.8% and 9.7%, of our total medical expenses for 2007 and 2006, respectively. Also included in medical expenses are the operating expenses of our medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 23.8% and 25.6% of our total medical expenses for 2007 and 2006, respectively.

The Las Vegas area has thirteen hospitals. Our contract with our 2006 primary Las Vegas area contracted hospital organization, which includes three hospitals − Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center − owned by HCA, expired on December 31, 2006. We have contracts in place through at least the middle of 2008 with all of the other hospitals in southern Nevada. These contracts are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contract rates. While our efforts to move the majority of our HCA hospital days to other contracted hospitals have been successful, there are emergency and other situations that have required us to use the HCA hospitals in 2007. In 2007, we have been accruing an estimate of charges for services rendered to our commercial members at an HCA hospital. These charges are substantially higher then our current commercial rates with our contracted hospitals. We receive a significant discount to these charges for services rendered to Medicare and Medicaid members at an HCA hospital because we pay charges at the established Medicare and Medicaid rates.

General and Administrative Expenses. G&A expenses increased primarily due to costs associated with our pending merger with UnitedHealth Group, premium taxes, brokers' fees and a $4.0 million premium deficiency reserve on our Enhanced Plan recorded in G&A. As a percentage of medical premiums, G&A expenses were 12.6% for 2007, compared to 12.4% for 2006.

Interest Expense. Interest Expense increased due to the increased balance of our credit facility that was used primarily to repurchase shares in the fourth quarter of 2006 and prepaid interest and other costs associated with debenture holders converting $23.3 million of our senior convertible debentures during 2007. At March 31, 2007, we had $50.0 million outstanding on our credit facility.

Provision for Income Taxes. Our effective tax rate is different than the statutory tax rate primarily due to tax-preferred investment income and other items. We expect our 2007 tax rate to be approximately 34.5% for the year. The expected tax rate is lower than the statutory tax rate primarily due to tax-preferred investment income.

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

Liquidity And Capital Resources

A summary of our major sources and uses of cash is reflected in the table below.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Sources of cash:
Cash provided by operating activities	$85,177	$129,549
Exercise of stock in connection with stock plans	2,474	7,808
Proceeds from other long-term debt	—	20,000
Other	1,055	5,109
Total cash sources	88,706	162,466

Uses of cash:
Purchase of investments, net of proceeds	(22,029)	(57,630)
Purchase of treasury stock	(21,081)	(91,131)
Payment on debt	(25,039)	(25)
Other	(2,233)	(2,785)
Total cash uses	(70,382)	(151,571)
Net increase in cash	$18,324	$10,895

Our primary sources of cash are from premiums, professional fees, and income received on investments. Cash is used primarily for claim and benefit payments and operating expenses. We manage our cash, investments and capital structure so we are able to meet the short- and long-term obligations of our business while maintaining financial flexibility and liquidity. We forecast, analyze and monitor our cash flows to enable investment management and financing within the confines of our investment policies.

Cash flows from operating activities decreased to $85.2 million from $129.5 million during 2006. This decrease is mostly due to a $50.0 million decrease in operating cash flows from our PDP plans during 2007 compared to 2006, primarily as a result of the timing of claim payments during the quarter. We continue to receive inadequate initial funding from CMS for our reimbursable low-income subsidy and reinsurance related to our Basic Plan. These costs should be fully reimbursed after CMS performs their year-end reconciliation of 2007, which is expected to be in the third quarter of 2008. We have requested quarterly interim payments from CMS to relieve this shortfall. If our request from CMS is granted, we still expect a funding deficit of approximately $40-$60 million for 2007. While we are receiving our full payments from CMS related to our Enhanced Plan, we expect to incur losses of $48.8 million during the year on this product. Negative operating cash flows from our Basic Plan and Enhanced Plan may require us to utilize our credit facility to fund operations during 2007. Our $250.0 million credit facility currently has $50.0 million outstanding. See Note 3, "Premium Deficiency Reserves", in the Notes to Condensed Consolidated Financial Statements for further discussion of our Enhanced Plan.

Net cash used for investing activities during 2007 included capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth. The net cash change in investments for the period was a decrease in investments, as investments were sold to fund operations.

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

During the first quarter of 2006, a debenture holder (holder) converted $500,000 in debentures for approximately 54,000 shares of common stock. During the third quarter of 2006, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During the first quarter of 2007, we entered into one privately negotiated transaction with a holder pursuant to which the holder converted an aggregate of $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. In addition, two holders also converted $1.5 million in debentures for approximately 168,000 shares of common stock. As a result of these transactions, we expensed accrued and prepaid interest of $434,000 and $176,000 in the first quarter of 2007 and the year ended 2006, respectively, and deferred financing costs of $187,000 and $91,000 in the first quarter of 2007 and the year ended 2006, respectively.

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility. Effective June 26, 2006, this facility was amended to extend the expiration from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%. The facility is available for general corporate purposes and at March 31, 2007, we had $50.0 million outstanding on this facility.

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

The revolving credit facility's covenants limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities. Our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction. In addition, we are required to comply with specified financial ratios as set forth in the credit agreement. We believe that we are in compliance with all covenants of the credit agreement at March 31, 2007 and 2006.

Sierra Share Repurchase Program

From January 1, 2007 through March 31, 2007, we purchased 585,000 shares of our common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through March 31, 2007, we purchased, in the open market or through negotiated transactions, 29.2 million shares for $651.9 million at an average cost per share of $22.29. On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases. At March 31, 2007, $53.1 million was still available under the Board of Directors' authorized plan. The repurchase programs have no stated expiration date. Our revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio; however, we have halted our repurchase program pending the UnitedHealth Group merger.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements. The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $18.7 million at March 31, 2007. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually. In conjunction with the exit from the Texas HMO health care market, the Texas Department of Insurance approved a plan of withdrawal and Texas Health Choice, L.C., is now required to maintain deposits of $1.5 million and net worth of at least $3.5 million. We believe we are in material compliance with our regulatory requirements.

Of the $77.2 million in cash and cash equivalents held at March 31, 2007, $73.2 million was designated for use only by the regulated subsidiaries. Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause a violation of statutory net worth and reserve requirements.

Obligations and Commitments

We believe that funds from future operating cash flows, cash and investments and funds available under our credit agreement will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions within the limits of the Merger Agreement.

For additional information regarding our estimated contractual obligations and commitments at December 31, 2006, see "Contractual Obligations, Commitments and Off-Balance Sheet Arrangements" included in the "Liquidity and Capital Resources" section of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, we adopted FIN 48. Applying the provisions of FIN 48 to all tax positions resulted in a cumulative effect adjustment to retained earnings in the amount of $4.3 million. For more information on the adoption of FIN 48, see Note 9, "Income Taxes", in the Notes to Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial position, results of operations or cash flows.

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

Standard & Poor's Corp. (3)
	Rating	Ranking

Counterparty credit rating	BB+ Speculative	11th of 22

Senior convertible debentures	BB+ Speculative	11th of 22

(1) Under review with positive implications. (2) Rating watch positive. (3) Credit watch with positive implications.

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

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances. These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent assets and liabilities. We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends. On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. Our critical accounting policies and estimates have been reviewed by the Audit Committee of our Board of Directors.

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2006 Annual Report on Form 10-K. As of March 31, 2007, our critical accounting policies have not changed from those described in our 2006 Annual Report on Form 10-K. For a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, we had unrealized holding losses on available for sale investments of $2.1 million, net of tax, compared to unrealized holding losses of $1.9 million, net of tax, at December 31, 2006. We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At March 31, 2007, we had outstanding $20.2 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023. The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The borrowing rate on our revolving credit facility is currently LIBOR plus 0.60%. At March 31, 2007, we had drawn $50.0 million on this facility.

At March 31, 2007, we had approximately $86.3 million invested in trust deed mortgage notes and real estate joint ventures. Trust deed mortgage notes and real estate joint ventures are classified and accounted for as other investments. Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments are typically based on appraisals or other market data obtained at the time of loan origination and may not reflect subsequent changes in value estimates. As a result, there may be less security than anticipated at the time the loan was originally made. If the values of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due. Our investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah. We have made assessments as to the value and recoverability of our investments in our trust deed mortgage notes and real estate joint ventures. We believe our investments in trust deed mortgage notes and real estate joint ventures are properly stated at March 31, 2007.

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

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark. The complaint names us and each of our directors as defendants (collectively, the “defendants”), and was filed by a purported stockholder of ours. The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated by the merger agreement, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for us and our shareholders, and the defendants are engaging in self-dealing and unjust enrichment. The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until we adopt and implement a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct. We believe that this complaint is without merit.

Item 1A. Risk Factors

As of March 31, 2007, we have additional risk factors that are not included in those described in our 2006 Annual Report on Form 10-K. For a detailed discussion of all other risks associated with an investment in our securities, see "Risk Factors" in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

There can be no assurance that the pending merger with UnitedHealth Group will be completed.

Our pending merger with UnitedHealth Group is subject to a number of conditions, including obtaining our shareholders’ approval and receiving the approval of various state regulatory agencies and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We understand that the American Medical Association, Consumers for Health Care Choices and the American Hospital Association have all contacted the Department of Justice and expressed their opposition to the merger on antitrust grounds. While UnitedHealth Group and we expect to obtain all required regulatory approvals and to have the waiting period expire in the ordinary course, we cannot assure you that the Department of Justice or one or more of the state regulatory agencies will not impose conditions or changes on the completion of the merger, which could result in the conditions to the merger not being satisfied. In addition, a shareholder of ours has commenced a purported class action against us and our directors in the Nevada state courts challenging the merger. We do not currently know what the outcome of this litigation will be.

Whether or not the proposed merger with UnitedHealth Group is completed, the announcement and pendency of the proposed merger could cause disruptions in our businesses, which could have a material adverse effect on our operating results, financial condition and cash flows.

Whether or not the proposed merger with UnitedHealth Group is completed, the announcement and pendency of the proposed merger could cause disruptions in our businesses. Specifically:

•	current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees;

•	the merger agreement with UnitedHealth Group imposes certain restrictions on the operations of our business until completion of the merger; and

•	current or prospective customers may experience uncertainty about potential merger transition complexities.

Our actual experience for our Enhanced Plan offered in January 2007 has varied materially from the actuarial assumptions used to develop the plan design for our 2007 bid. As a result, we have recorded a $44.5 million premium deficiency reserve at March 31, 2007 based on our best estimate of available data. If the assumptions used in our estimate are incorrect, it could materially adversely affect our operating results, financial position and cash flows.

Our bid proposal for our Enhanced Plan was based upon actuarial assumptions developed by independent actuaries using their national database regarding membership characteristics, estimated drug utilization and other factors. These actuarial assumptions were considered reasonable based upon the facts and circumstances known at the time we submitted our bid to CMS. However, our claims experience to date has varied materially from the actuarial assumptions. As a result, we have recorded a $44.5 million premium deficiency reserve at March 31, 2007 based on our estimate of available data. If the assumptions used in our estimate are incorrect, our operating results, financial position and cash flows for the remainder of 2007 could be further materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Below, is a summary of stock repurchases for the three months ended March 31, 2007. See Note 7, "Share Repurchases", of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
	(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$24,142
January 1, 2007 - January 31, 2007	500	$35.80	500	56,251
February 1, 2007 - February 28, 2007	85	37.45	85	53,070
March 1, 2007 - March 31, 2007	—	—	—	53,070

(1)	Repurchases were made pursuant to a 10b5-1 plan.

(2)
At January 1, 2007, $24.1 million remained available for purchase under previously approved plans. On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases. The repurchase program has no stated expiration date; however we have halted our repurchase program pending the UnitedHealth Group merger.

(d)
Below, is a summary of 2¼% senior convertible debenture conversions for the three months ended March 31, 2007. See Note 5, "Long-Term Debt", of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value of Debentures Converted	AveragePrice Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased UnderThe Plan
January 1, 2007 - January 31, 2007	$21,720,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2007 - February 28, 2007	—	—	—	—
March 1, 2007 - March 31, 2007	1,536,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none

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

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ MARC R. BRIGGS Marc R. Briggs Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 27, 2007