Form 10-K/A
period 2006-12-31
SIERRA HEALTH SERVICES INC
filed 2007-04-30
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

 (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

࿠	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 1-8865

SIERRA HEALTH SERVICES, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0200415
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2724 North Tenaya Way, Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 242-7000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $.005	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☑ No ྈ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ྈNo ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ྈ

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ྈ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer☑ Accelerated filer࿠ Non-accelerated filer࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes࿠ No☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $2,301,974,000 (which represents shares of 51,121,000 Common Stock held by such non-affiliates multiplied by $45.03, the closing sales price of such stock on the New York Stock Exchange on June 30, 2006).

The number of shares outstanding of the registrant’s Common Stock as of April 26, 2007 was 55,967,000.

Documents Incorporated By Reference
None

Explanatory Note

Sierra Health Services, Inc. (the “Company,” “Sierra,” “we,” or “us”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Each of the below-referenced Items in Part III is amended by deleting the Items in their entirety and replacing them with the Items set forth in this amendment. Any Items in the original filing not expressly changed by this amendment shall be as set forth in the original filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following lists our executive officers and directors and their respective ages and positions as of December 31, 2006:

Name	Age	Position
Anthony M. Marlon, M.D.	64	Chief Executive Officer and Chairman of the Board
Jonathon W. Bunker	48	President and Chief Operating Officer
Frank E. Collins	52	Senior Executive Vice President, Legal and Administration and Secretary
Donald J. Giancursio	48	Senior Vice President, Sales and Marketing
Paul H. Palmer	45	Senior Vice President, Chief Financial Officer and Treasurer
Darren G.D. Sivertsen	45	Senior Vice President, Operations
Marc R. Briggs	37	Vice President, Finance and Chief Accounting Officer
Thomas Y. Hartley	73	Lead Director
Charles L. Ruthe	72	Director
Albert L. Greene	57	Director
Michael E. Luce	56	Director
Anthony L. Watson	65	Director

Anthony M. Marlon, M.D., has been the Chief Executive Officer and Chairman of the Board of the Company since its inception in 1984. He also served as President from 1984 until 1994. In 2001, Dr. Marlon reassumed the role of President, which he held until August 2006. He held similar executive positions with several of the Company’s predecessors dating back to 1972, the year of inception of the Company’s predecessor physician group. In those capacities, he organized and managed the Company’s predecessor physician group, ambulatory surgical facility, management company and Health Plan of Nevada, Inc. (“HPN”). Dr. Marlon has served on the board of America’s Health Insurance Plans since 1997. Dr. Marlon has served as Associate Professor of Medicine at the University of Nevada School of Medical Sciences since 1975 and held positions as Chief, Division of Cardiology, and Medical Director, Cardiac Rehabilitation, of University Medical Center of Southern Nevada from 1972 to 1985; Clinical Associate of the Department of Medicine at the University of Arizona from 1973 to 1979; and Clinical Associate Professor, Department of Medicine, Tulane University, New Orleans, from 1973 to 1977. Dr. Marlon is a board-certified specialist in internal medicine and cardiovascular diseases. In 1967, Dr. Marlon received his M.D. from State University of New York. In 1972, Dr. Marlon completed his internship, residency and cardiology fellowship at Stanford University. Dr. Marlon was appointed to the Federal Task Force on Long Term Health Care Policies in 1986 by Dr. Otis R. Bowen, then Secretary of Health and Human Services. In July 1988, Dr. Marlon was appointed and continues to serve on the Board of Trustees of the Nevada Development Authority, a non-profit organization dedicated to the expansion and diversification of the southern Nevada business community.

Jonathon W. Bunker joined the Company in 1996 as Vice President, HMO and Insurance Operations and has served as President of HPN and Sierra Health and Life Insurance Company, Inc. (“SHL”) since then. In March 2000, Mr. Bunker was promoted to Senior Vice President, HMO and Insurance Operations, and President of the Managed Healthcare Division, which encompassed all of Sierra’s managed health care and group practice management operations, including responsibility for sales and marketing. He was promoted to the office of President and Chief Operating Officer of the Company in August of 2006. Prior to joining the Company, he served as Vice President of John Alden Horizon Health from 1989 to 1996 and Vice President of Prime Health from 1988 to 1989. From 1984 to

Return to Top

1988, Mr. Bunker was Vice President of SHL. From 1982 to 1984, he was a Staff Accountant with Deloitte Haskins & Sells (now Deloitte & Touche LLP). Mr. Bunker received his degree in accounting from Utah State University.

Frank E. Collins joined the Company in 1986 as General Counsel and Secretary. In 1997, he was also appointed Executive Vice President. In 2001 he was promoted to the position of Senior Vice President, Legal and Administration and Secretary, and in August of 2006, he was promoted to Senior Executive Vice President, Legal and Administration and Secretary. From 1981 to 1986, Mr. Collins was employed by Blue Cross and Blue Shield of Kansas City, originally as Staff Legal Counsel and in early 1986 as Associate General Counsel. Mr. Collins also served as counsel for the Missouri Division of Insurance from 1979 to 1981, where he was responsible for providing legal advice on insurance and HMO-related regulatory issues. Mr. Collins received his Juris Doctor from the University of Missouri at Kansas City School of Law and is a member of the Missouri Bar Association.

Donald J. Giancursio joined the Company in 1996 as Vice President of Sales and Marketing, Western Region, for HPN, and served as Vice President of Sales for the Managed Healthcare Division from March 2000 until August 2006. He was promoted to Senior Vice President of Sales and Marketing of the Company in August 2006. He currently oversees sales, account retention, marketing and advertising, product development, telemarketing and broker relations. From 1988 to 1996 Mr. Giancursio worked for EBP Health Plans, which at the time was one of the largest publicly held third-party administrators in the country. During his tenure he held a series of increasingly responsible positions, including Vice President of Sales for the western region. He held Group Underwriter and Sales Executive positions for United Insurance Company of America in California from 1982 to 1988. Mr. Giancursio is a business administration graduate of California State University, Fullerton.

Paul H. Palmer joined the Company in 1993 as the Finance Director for one of the Company’s subsidiaries, Southwest Medical Associates, Inc. (“SMA”). In 1994, he became the Assistant Vice President and Corporate Controller of the Company. In April 1998, Mr. Palmer was appointed Vice President, Finance, Acting Chief Financial Officer and Treasurer of the Company. In November 1998, he became the Chief Financial Officer and in May 2002, he was appointed Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Palmer was a manager at Deloitte & Touche LLP, where he worked from 1988 to 1993. Mr. Palmer received a Masters Degree in Business Administration and a Masters of Accountancy from Brigham Young University and is a Certified Public Accountant. Mr. Palmer retired from the position of Senior Vice President, Chief Financial Officer and Treasurer on April 6, 2007. He will remain on a full-time basis in a transitional role through May 4, 2007, and will continue to work part-time for the Company from May 7 through May 30, 2007.

Darren G.D. Sivertsen joined the Company in January 1997 as Director of Project Analysis. Shortly afterward, he was promoted to CFO of the Western Region (now the Managed Healthcare Division). He was promoted to the office of Senior Vice President of Operations of the Company in August 2006, and he currently oversees clinical, insurance and pharmacy operations, government programs and health education. Mr. Sivertsen is also the Vice President and Chief Operating Officer for SHL, and HPN, as well as CEO of SMA and President of Sierra Health-Care Options, Inc., Behavioral Healthcare Options, Inc. and Sierra Home Medical Products, Inc., dba THC of Nevada, wholly-owned subsidiaries of the Company. Prior to joining the Company, Mr. Sivertsen was CFO for Hi Tech Healthcare Services, a healthcare company offering TPA, PPO, utilization review, physician practice management and home healthcare services. He began his career with KPMG Peat Marwick, working in its healthcare and banking groups. Mr. Sivertsen earned an M.B.A. degree from the University of Utah and is a Certified Public Accountant.

Marc R. Briggs joined the Company in 2000 as Assistant Corporate Controller. In 2005, he was appointed to the position of Assistant Vice President, Corporate Controller. In January 2006, he was promoted to the position of Vice President, Finance, and in May 2006 was also given the title of Chief Accounting Officer. He was promoted to the position of Senior Vice President, Chief Financial Officer and Treasurer of the Company on April 6, 2007. From 1997 to 2000, Mr. Briggs was employed by OB Sports, the owner and operator of golf course projects throughout the west coast, eventually serving as Corporate Controller for the company. Mr. Briggs was previously an auditor in the Las Vegas office of Deloitte & Touche LLP. He is a Certified Public Accountant and earned his bachelor's degree in accounting from the University of Utah and an M.B.A. from the University of Nevada Las Vegas. He is a member of the American Institute of Certified Public Accountants and the Nevada State Society of Certified Public Accountants.

Return to Top

Thomas Y. Hartley has been a Director of the Company since 1992. Mr. Hartley served on the Board of Southwest Gas Corporation from 1991 until May 2006 and served as its Chairman from 1997 through May 2006. He is currently a Director on the Board of Medicor, Ltd. He served on the Board of Directors of Ameritrade Holdings Corporation from November 1996 to September 2002 and on the Board of Directors of the Rio Suite Hotel & Casino, Inc. from 1990 to 1998. Mr. Hartley was associated with Deloitte Haskins & Sells (now Deloitte & Touche LLP) from 1959 until his retirement in 1988 as area managing partner in charge of Las Vegas, Reno, Phoenix and Tucson offices. Mr. Hartley, who obtained his degree in business from Ohio University, is a Certified Public Accountant. He is active in many Las Vegas civic and charitable organizations.

Charles L. Ruthe has been a Director of the Company and Chairman of the Board of Directors of HPN since 1984. He was also a member of the Board of Directors of one of the Company’s predecessors. Mr. Ruthe has been the owner since 1975 of Charles L. Ruthe and Associates, Inc., a real estate brokerage firm in Las Vegas, Nevada, and served as its President until 1988, at which time he assumed the position of Chairman of the Board. Mr. Ruthe held the position of Consultant to Boyd Gaming Corporation, a corporation which operates several Nevada hotel/casinos, from January 1997 to June 1999. From 1988 through 1996, he served as President and a Director of Boyd Gaming Corporation. From 1996 through 1999, he served as President and a Director of Boyd Development Corporation, a subsidiary of Boyd Gaming Corporation. He was a Director of First Interstate Bank of Nevada from 1979 to 1983, Vice Chairman of the Board of Directors of First Western Financial Corporation, the parent company of a savings and loan company, from 1985 to 1991, and was President of the Nevada State Chamber of Commerce in 1977. Mr. Ruthe served on the Board of Directors of Pioneer Citizens Bank of Nevada from January 1998 to November 1999.

Albert L. Greene has been a Director of the Company since August 2000. He is currently Chief Executive Officer of Valley Presbyterian Hospital in Van Nuys, California, a position he accepted in March 2006. Since November 1, 2005, he has also been a Managing Partner of Radius Healthcare Management Group, a hospital turnaround and management company. From January 2002 through October 2005, he served as Chief Executive Officer of Hollywood Presbyterian Medical Center, formerly known as Queen of Angels-Hollywood Presbyterian Medical Center, in Los Angeles, California. From 1998 to 2001, he served as Chairman of the Board and Chief Executive Officer of HealthCentral.com, a provider of healthcare e-commerce to consumers through a network of sites on the Internet. He also served as President of HealthCentral.com from July 1998 to November 2000. In October 2001, HealthCentral.com and its wholly-owned subsidiaries filed voluntary petitions for protection under the U.S. Bankruptcy Code. From May 1990 to February 1998, Mr. Greene served as President of Alta Bates Medical Center, a hospital in Berkeley, California. From January 1996 to July 1998, Mr. Greene simultaneously served as Chief Executive Officer of the East Bay Service Area of Sutter Health, a healthcare provider. Mr. Greene received a B.A. in Psychology from Ithaca College and an M.H.A. in Hospital Administration from the University of Michigan.

Michael E. Luce has been a Director of the Company since August 2000. Mr. Luce is currently President of the Walters Group, a Las Vegas-based holding company for diversified investments and business ventures in the areas of real estate and recreation. From 1991 to 1997, Mr. Luce was the Director of Finance for Bigelow Companies. Between 1985 and 1991, Mr. Luce was engaged in financial consulting and development in Nevada, Idaho and Hawaii. From 1981 to 1985, he was Vice President of Commercial Lending at Idaho Bank and Trust and from 1972 to 1981 he was a Commercial Loan Officer of First National Bank of Nevada in Reno, Nevada. Mr. Luce received a B.S. in Business Administration from the University of Nevada, Reno.

Anthony L. Watson has been a Director of the Company since March 2000. He is currently the Chairman and Chief Executive Officer of EmblemHealth, Inc., the parent company of recently affiliated HIP Health Plan (HIP) and Group Health, Inc. (GHI).   In addition to his role at EmblemHealth, since 2006, Mr. Watson has been a Director and Chairman and Chief Executive Officer of HIP since 1991, and was the Executive Vice President of HIP from 1985 to 1990; he was also Chairman of the Board of Directors of HIP Health Plan in New Jersey from 1995 to 1999. Mr. Watson served as Chairman of the American Association of Health Plans from June 2000 through December 2001. From 1966 to 1970, he was Supervising Public Health Advisor at the Center for Disease Control of the United States Department of Health, Education and Welfare. From 1970 to 1976, he was Deputy Director of the New York City Comprehensive Health Planning Agency. From 1976 to 1985, he was Executive Director of the Health Systems Agency of New York City. From 1972 to 1974, he also was an instructor in health planning at the Herbert J. Lehman College of the City of New York. Mr. Watson was named by President Clinton to serve as a member of the National Bipartisan Commission on the Future of Medicare and served during the Commission’s 1998-1999 duration.

Return to Top

CORPORATE GOVERNANCE

The Board of Directors oversees the management of our business in accordance with the corporation law of the State of Nevada and our Articles of Incorporation and Bylaws. Members of the Board are kept informed regarding our business through discussions with the Chairman and Chief Executive Officer, the President and Chief Operating Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Documents Establishing Our Corporate Governance

The Company has adopted a number of key documents that are the foundation of its corporate governance:

•	Corporate Governance Guidelines

•	Code of Ethics

•	Code of Ethics for Directors

•	Code of Conduct for the Chief Executive Officer and Senior Financial Officers

•	Audit Committee Charter

•	Nominating and Governance Committee Charter

•	Compensation Committee Charter

These documents and other important information on our governance are posted in the “Investors” section of the Sierra Health Services, Inc. website, and may be viewed at http://www.sierrahealth.com. We will also provide any of these documents in print to a stockholder who requests it. You may direct your request to the Senior Executive Vice President, Legal and Administration, Sierra Health Services, Inc., P. O. Box 15645, Las Vegas, Nevada 89114-5645.

The Board of Directors has a long-standing commitment to sound and effective corporate governance practices. The Board’s Corporate Governance Guidelines address a number of important governance issues such as:

•	Selection and monitoring of the performance of senior management;

•	Succession planning for senior management;

•	Qualifications for Board membership, including mandatory retirement for Board members upon completion of a term after attaining age 78;

•	Functioning of the Board, including the requirement for meetings of the independent Directors; and

•	Standards and procedures for determining independence of Directors.

The Board believes that the Corporate Governance Guidelines and other governance documents meet current requirements and reflect a high standard of corporate governance.

Return to Top

Independence of Directors

The foundation for the Company’s corporate governance is the Board’s policy that a substantial majority of the members of the Board should be independent. The Board of Directors has adopted the following statement as of April 27, 2007:

We have determined that the following Sierra Health Services, Inc. Directors are currently independent: Messrs. Greene, Hartley, Luce, Ruthe and Watson. Our determination of “independence” means that we find that each of those Directors has no material relationship with Sierra, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. Those Directors meet the objective, categorical standards of independence set forth in our Corporate Governance Guidelines. Regarding Directors who serve as members of the Audit Committee, we find that each Director meets an additional high standard of independence, in that each of them has not, other than in his or her capacity as a member of the Board or Board committee (or the board of an HMO subsidiary of Sierra), accepted directly or indirectly any consulting, advisory or compensatory fee from, or been an affiliated person of, Sierra Health Services, Inc. or any of its subsidiaries.

The Board made its determination of independence in accordance with its Corporate Governance Guidelines, which specify standards and a process for evaluating Director independence. The Corporate Governance Guidelines provide:

•	A Director cannot be independent if he or she fails to meet the objective requirements as to “independence” under the New York Stock Exchange (“NYSE”) listing standards.

•
If a Director meets the objective NYSE standards, he or she will be deemed independent, absent unusual circumstances, if in the current year and the past three years the Director has had no related-party transaction or relationship with the Company or an “interlocking” relationship with another entity triggering disclosure under the SEC disclosure rules (such disclosure is required in the Company’s proxy statements and Form 10-K).

•
If a Director who meets the objective NYSE independence requirements has had a disclosable transaction or relationship, or if the Nominating and Governance Committee or the Senior Executive Vice President, Legal and Administration request that the Board consider any other circumstances in determining the Director’s independence, the Board will make a subjective determination of independence.

The independence of Audit Committee members is determined in accordance with all applicable standards, referred to by the Board in its statement above.

The NYSE requires a listed company to disclose in its proxy statement its specific categorical standards of Director independence. The following is an excerpt from Section 4 of our Corporate Governance Guidelines, setting forth our categorical standards for Director independence:

Objective Factors Demonstrating Director Independence—Sierra’s Categorical Standards.   Absent unusual circumstances, a Director meeting the requirements of (1) above will be deemed to be independent under Sierra’s categorical standards if, during the current year and the preceding three years, the Director and his or her immediate family members:

(a)
Have not had, during 2005 or earlier years, a transaction or relationship with Sierra triggering disclosure under Item 404(a) or (b) of Regulation S-K under the Securities Exchange Act of 1934 as then in effect;

Note: A charitable organization that employs the Director will be treated as a business entity and Sierra contributions to it will be treated as payments in applying Item 404(b);

(b)
Have not had, during 2006 and later years, a direct or indirect material interest in a transaction in which Sierra was a participant triggering disclosure under Item 404(a) of Regulation S-K as in effect from November 7, 2006; and

Return to Top

(c)
Have not had an “interlocking” relationship in 2005 or earlier years, of the type required to be disclosed under Item 402(j)(3) of Regulation S-K or, in 2006 or later years, of the type required to be disclosed under Item 407(e)(iii) of Regulation S-K as in effect from November 7, 2006 (in both cases this can arise where a Director is an executive officer of another entity and an executive officer of Sierra is a Director of the other entity, if either of the two individuals has authority to set the compensation of the other).

Explanatory Note: Section (1) contains the stated NYSE bright line criteria for director “independence;” it is not reprinted here.

As disclosed in our proxy statement dated April 14, 2006 for our 2006 Annual Meeting, the Board had determined that William J. Raggio was independent. Mr. Raggio served on the Nominating and Governance Committee and the Compensation Committee during 2006, until his retirement under our mandatory retirement policy effective at the date of our 2006 Annual Meeting, May 23, 2006.

Board of Directors

In accordance with our Bylaws, the Board of Directors has specified that the number of Directors currently is six. Our Bylaws provide for two classes of Directors, as nearly equal in number as possible, with each class serving for a term of two years.

To promote open discussion among the independent Directors, those Directors have met and will meet in 2007 in regularly scheduled executive sessions without management participation. Mr. Hartley serves as the Lead Director for purposes of these meetings.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, the current members of which are Messrs. Greene, Hartley, Luce, Ruthe and Watson. As stated above, the Board of Directors has determined that the current members of the Audit Committee, who served throughout 2006, have met all applicable independence requirements. The Board also has determined that Mr. Hartley fulfills the requirements for being the Audit Committee financial expert.

The Board has a Compensation Committee, the current members of which are Messrs. Greene, Hartley, Luce, Ruthe and Watson. As stated above, the Board of Directors has determined that these current members of the Compensation Committee, who served throughout 2006 and Mr. Raggio, who served until his retirement in May 2006, each was an independent Director.

The Board has a Nominating and Governance Committee, the current members of which are Messrs. Greene, Hartley, Luce, Ruthe and Watson. As stated above, the Board of Directors has determined that these current members of the Nominating and Governance Compensation Committee, who served throughout 2006 and Mr. Raggio, who served until his retirement in May 2006, each was an independent Director.

How to Contact the Board and its Committees

We have established a process by which stockholders and other interested persons can contact our Board of Directors, the Lead Director, the non-management Directors as a group or any committee of the Board of Directors. To contact any of these parties, you can send an email to

communications@sierrahealth.com, or write to either of the following addresses:

Board of Directors Sierra Health Services, Inc. c/o Audit Committee 2724 North Tenaya Way Las Vegas, NV 89128 (overnight mail)	or	Board of Directors Sierra Health Services, Inc. c/o Lead Director P. O. Box 15645 Las Vegas, NV 89114-5645 (regular mail)

Return to Top

•	All concerns and complaints will be received and processed by the Sierra Health Services Corporate Compliance Officer and/or the Company’s Director of Internal Audit.

•	Any communications that such officers deem to be credible and to contain substantive allegations will be reported to the Lead Director and to the Chair of the Audit Committee.

•	Priority will be assigned to communications involving an allegation of a threat to a person, property or the environment, and to ongoing or time-sensitive issues.

•	If you have provided your name, or have received a control number to permit anonymous or confidential treatment, you will receive a response to your communication, by telephone or in writing.

•
The Lead Director or Chair of the Audit Committee will decide whether to forward your communication to other Directors, including the non-management Directors, taking into account the substance of your communication and any request you may have made regarding such dissemination.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee, each of whom is a non-employee Director, are Messrs. Greene, Hartley, Luce, Ruthe and Watson. These Directors also served on the Compensation Committee during 2006, together with Mr. Raggio prior to his retirement in May 2006. The members of the Compensation Committee, other than Mr. Raggio, formed a subcommittee to act with respect to certain items of compensation of senior executive officers, in order to ensure that such compensation could qualify for full tax deductibility by Sierra without limitation under Section 162(m) of the Internal Revenue Code.

Mr. Raggio was a stockholder of Jones Vargas, a Nevada law firm which during 2006 rendered legal services to the Company for which it was paid approximately $112,000. The legal fees paid to Jones Vargas for services rendered in 2006 were higher than the historic norm because a law firm that we had previously engaged merged with Jones Vargas in late 2004.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion and analysis of our compensation program for named executive officers (“NEOs”) should be read in conjunction with the accompanying tables and text disclosing the compensation awarded to, earned by or paid to the NEOs for 2006.

We intend that our compensation program for the NEOs help ensure that outstanding individuals lead and manage Sierra. Furthermore, we intend that our program for compensating executives not only attract and retain such outstanding individuals, but also motivate them to achieve our annual and longer-term strategic goals.

As discussed in more detail below, we are pleased to report that our senior executive pay-for-performance alignment is strong. Based on fiscal 2005 (the most recently completed fiscal year for which a comparative pay-for-performance assessment could be performed), our measurement of both relative corporate financial performance and relative senior executive compensation placed us at about the 65th percentile of 14 selected peer companies. Based on additional short and long-term perspectives (covering both the annual average and full three-year duration of fiscal years 2003 to 2005), our relative corporate financial performance and relative senior executive compensation were each at about the 80th percentile of the 14 selected peer companies. These findings indicate a strong alignment of relative pay and performance. The results of our review are discussed further below under the caption Senior Executive Pay-for-Performance Alignment.

Our executive compensation program is currently comprised of:

•	Base salary;

•	Annual bonus, which is delivered in cash;

Return to Top

•	Long-term incentives (“LTIs”), which are comprised of annual grants of restricted stock units (“RSUs”), with most RSUs granted to NEOs subject to achievement of a performance condition;

•	Broad-based benefits, which are generally available to all of Sierra’s employees , including retirement, health care, life insurance and employee stock purchase plan benefits;

•	Supplemental executive benefits, including supplemental executive retirement plans (“SERPs”) and supplemental life insurance and certain perquisites;

•	Employment agreements and severance provisions; and

•	Executive stock ownership guidelines.

Each of these program components is discussed in further detail below under Discussion of Each Component of the Executive Compensation Program.

Executive Compensation Program Guiding Principles For Our NEOs

Our Board of Directors oversees and guides management in the conduct of Sierra’s operations, executing the business strategy under the direction of our Chief Executive Officer (“CEO”). To ensure that the CEO and management maintain a strong focus on advancing stockholders’ interests, the Board strives to ensure that the CEO and management:

•
Responsibly address the concerns of other stakeholders and interested parties including employees, customers, suppliers, communities served by the Company, government officials and the public at large; and

•
Possess the skills, knowledge, experience and dedication required to lead Sierra toward realizing its mission while adhering to our values. A key part of this is achievement of our strategic and competitive business objectives.

In support of the latter objective, the Board has crafted an executive compensation program that is grounded in the following guiding principles:

•
Helps attract high quality individuals; helps retain them, particularly in a competitive talent market in which our executives may be strongly sought after by other organizations, including larger organizations; and helps motivate them to achieve our annual and longer-term strategic goals;

•
Aligns pay with performance, by augmenting salary and other fixed elements of compensation with “upside” pay opportunities through cash and stock-based incentive compensation tied to Sierra’s performance; which ties executives’ interests to Sierra’s success and further encourages executives to optimize stockholder returns;

•	References but is not bound entirely by “competitive” or “typical” practices; rather, reflects those practices which best support our objectives and serve stockholders’ interests; and

•	Is relatively simple and straightforward for both stockholders and executive participants to understand.

These guiding principles drive our strategy, design and decision-making related to the compensation provided to key executives, including our five NEOs. Our NEOs for 2006 include the following five senior executives: Anthony M. Marlon, M.D., Chairman and Chief Executive Officer; Jonathon W. Bunker, President and Chief Operating Officer; Frank E. Collins, Senior Executive Vice President, Legal and Administration and Secretary; Donald J. Giancursio, Senior Vice President, Sales and Marketing; and Paul H. Palmer, Senior Vice President, Chief Financial Officer and Treasurer.

Return to Top

Competitive Compensation Positioning in Relation to Our Market for Executive Talent

We seek to evaluate our executive compensation program using a holistic approach that takes into account not only each element of executive pay, benefits and perquisites, but also the effectiveness and competitiveness of the overall program. To assess the program’s competitive positioning in relation to the “market,” we define market as those companies with which we compete for executive talent, as follows:

•
Primary market for executive talent: U.S.-based health insurers and health care providers, which have a business mix similar to the Company’s, are not closely held, and are of similar size to us (i.e., generally ranging from one-half to two-times Sierra’s size with respect to market capitalization and annual revenue);

•
Secondary market for executive talent (for tracking broader competitive practices): Other U.S.-based health insurers and health care providers which may fall outside designated company-size parameters of the primary market for executive talent but with which we also compete for such talent; also similar size companies in other service-based industries, particularly for functional executives who may be recruited from or to such organizations.

We assess the competitiveness of compensation design and levels, covering both the overall executive compensation program and individual program components, using a variety of sources providing competitive market data on the defined talent markets described above. Competitive data sources include published executive compensation surveys as well as public disclosures of selected peer companies. In 2006, we reviewed public disclosures of 14 selected peer companies, listed below, to supplement published survey data for purposes of benchmarking both executive compensation and corporate financial performance.

AMERIGROUP Corporation	Great American Financial Resources
Aviva, fka AmerUs Group Co.	Health Net, Inc.
Apria Healthcare Group, Inc.	HealthMarkets, Inc., fka UICI
Centene Corporation	Humana, Inc.
Chemed Corporation	Molina Healthcare, Inc.
Coventry Health Care, Inc.	Universal American Financial Corporation
FBL Financial Group, Inc.	Wellcare Health Plans, Inc.

In relation to the defined executive talent markets, we generally seek to maintain:

•	Aggregate base salaries near the 50th percentile;

•
Aggregate target total direct compensation (“TDC”), which is base salary, annual bonus and LTI opportunities for target level performance near the 50th percentile, while providing for upper-quartile TDC opportunities for achieving sustained, superior performance at the individual, business unit and corporate levels; and

•	Aggregate target total remuneration (which is TDC plus benefits and perquisites) at competitive levels in the market by maintaining benefits and perquisites at market-competitive levels.

For individual executives, we may set compensation at levels above or below these targeted market positions to reflect an individual’s performance, experience, role and breadth of responsibilities. In this regard, with respect to Dr. Marlon, whose role and performance have been critical to Sierra’s success since its founding, we have set target TDC and total remuneration at levels which are substantially above the 50th percentile. We have taken this approach in view of Dr. Marlon’s sustained excellence in leading Sierra since its founding, and particularly in view of the outstanding results achieved by Sierra in the past five years. This strong performance has resulted in sharply increased performance targets in successive years in this five-year period.

Role of the Compensation Committee and Executive Officers in Determining Executive Compensation

The Board’s Compensation Committee (“Committee”), which is composed entirely of non-employee Directors who the Board has determined to be independent, operates under a Charter adopted by the Board. The Charter assigns to

Return to Top

the Committee the responsibility to develop and make recommendations to the Board with respect to the Company’s compensation policies. In addition, the Committee has the authority to determine the compensation to be paid to the CEO and other NEOs and executive officers. Prior to May 23, 2006, compensation decisions with respect to the CEO and certain other NEOs and executive officers were subject to the approval of a subcommittee, the five members of which all qualify as “outside Directors” for purposes of Section 162(m) of the Internal Revenue Code.

In addition to determining appropriate targeted levels of executive compensation, the Committee makes other key determinations that affect executive compensation, including:

•	Setting the amount of additional compensation that should be paid for performance that exceeds targeted levels to provide an incentive for outstanding performance;

•	Setting reduced rates of payment of compensation for performance below targeted levels;

•	Establishing the nature of the performance goals and levels of performance set as targets;

•	Allocating TDC between salary, annual bonus and LTIs; and

•	Determining the forms in which to grant LTIs.

The Committee’s determination of performance goals used for annual bonus and LTIs is driven largely by its assessment, together with that of the Board, of Sierra’s unique business strategy. The Committee makes many of its decisions on compensation for a given year before the year begins or early in the year. In this way, it can set performance goals for executives to achieve in the coming year, with actual performance in that year to control the amount of compensation earned. By setting a range of payouts that vary with performance, the annual bonus program can continue to serve as an incentive throughout the year even if business performance is particularly strong or particularly weak in the early part of the year.

In 2006, the Committee retained the services of Watson Wyatt Worldwide (“Watson Wyatt”), an independent executive compensation consultant, to assist the Committee in evaluating and designing the overall executive compensation program. Watson Wyatt assisted the Committee in performing a strategic executive compensation assessment, and its reports and recommendations to the Committee encompassed an update on trends and developments in executive compensation; suggestions to enhance our executive pay and performance strategy; a competitive assessment of executive pay, benefits and perquisites; an evaluation of LTI design; a pay-for-performance assessment covering NEOs; and development of senior executive “tally sheets” for the Committee’s reference in making executive pay decisions.

The CEO makes compensation recommendations, including base salary adjustments and annual bonus and LTI awards, to the Committee for other executive officers based on the CEO’s annual review of each officer’s performance. The CEO’s recommendations are presented to the Committee for review and approval, and the Committee retains full authority to act in its discretion. In some cases, certain executive officers (including the CEO, the President and Chief Operating Officer, the Senior Executive Vice President, Legal and Administration and Secretary, and/or the Senior Vice President, Chief Financial Officer and Treasurer) participate in portions of Committee meetings to perform such functions as reviewing and recommending performance metrics and goals for the annual bonus plan and performance RSU grants and reviewing and discussing changes to the executive compensation program.

Senior Executive Pay-for-Performance Alignment

The Company’s senior executive pay-for-performance alignment is strong, as determined by a pay-for-performance analysis performed by Watson Wyatt on behalf of the Committee in 2006. The analysis encompassed both a one-year (short-term) perspective and a three-year (longer-term) perspective of NEO pay-for-performance in relation to that of the peer companies listed above under Competitive Compensation Positioning in Relation to Our Market for Executive Talent. Each perspective showed a high degree of alignment between the Company’s relative senior executive compensation and its relative corporate financial performance. Each perspective and related findings of the pay-for-performance analysis are summarized below.

Return to Top

Annual (Short-term) Pay-for-Performance Assessment
Senior Executive Pay	Corporate Financial Performance
Approach: Compared the actual realized total cash compensation (i.e., base salary plus annual bonus) given to our fiscal 2005 NEOs with actual realized total cash compensation delivered to 14 selected peer companies’ NEOs. Expressed Sierra’s pay results as a percentile ranking.

Approach: Compared Sierra’s annual corporate financial performance with that of the 14 selected peer companies, based on a composite of four corporate financial performance metrics: total stockholder return (“TSR”), growth in sales, growth in earnings per share (“EPS”), and growth in earnings before interest, taxes, depreciation and amortization (“EBITDA”, as a measure of cash flow).
Omitted discontinued Texas and military operations from the Company’s income statement results. Expressed the Company’s performance results as a percentile ranking.

Findings: Sierra’s relative senior executive pay was between the 65th percentile and about the 80th percentile, based on a one-year only view and a three-year average view.

- Fiscal 2005: 67th percentile
- Average of fiscal 2003-2005: 81st percentile

Findings: Sierra’s relative corporate financial performance was also between the 65th percentile and about the 80th percentile, based on a one-year only view and a three-year average view.
- Fiscal 2005: 65th percentile
- Average of fiscal 2003-2005: 78th percentile

Three-year (Longer-term) Pay-for-Performance Assessment
Senior Executive Pay	Corporate Financial Performance
Approach: Compared three-year stock compensation gains realizable by our fiscal 2005 NEOs with three-year stock compensation gains realizable by the 14 selected peer companies’ NEOs. Expressed Sierra’s pay results as a percentile ranking.

Approach: Compared our three-year corporate financial performance with that of the 14 selected peer companies, based on a composite of four corporate financial performance metrics: TSR, growth in sales, growth in EPS, and growth in (EBITDA, as a measure of cash flow.)
Omitted discontinued Texas and military operations from the Company’s income statement results. Expressed Sierra’s performance results as a percentile ranking.

Findings: Sierra’s relative senior executive pay for the three-year period from fiscal 2003 to 2005 was at the 78th percentile.	Findings: Sierra’s relative corporate financial performance for the three-year period from fiscal 2003 to 2005 was also at the 78th percentile.

The report provided to us by our compensation consultants in 2006 also benchmarked compensation levels of our NEOs. This report established median compensation levels for comparable positions by blending survey information with information for our peer group. For this purpose, the survey information was weighted 75% and the market information was weighted 25%. The survey information provides a specific percentile ranking only up to the 75th percentile. For our NEOs other than the CEO, salary levels fell within a range near the 50th percentile, with one salary level, that of Mr. Collins, being 9% above the calculated market median and the others being very close to or less than the calculated market median. For our CEO, the report showed that his salary was above the 75th percentile of the calculated market median. Total cash compensation levels, summing salary and target annual bonuses, were above the calculated market medians, ranging from the 58th to 68th percentile of the calculated market for NEOs other than the CEO, and with the CEO’s total cash compensation level exceeding the 75th percentile.

Return to Top

Total direct compensation consists of salary, target bonus, and grant-date value of long-term incentives, which in 2006 were mostly in the form of performance-based restricted stock units. Taking into account our equity award grants in 2006, the total direct remuneration of NEOs ranged from the below median to above the 75th percentile, with Mr. Bunker at the 64th percentile and Dr. Marlon and Mr. Collins above the 75th percentile of the calculated market for the given job, based on 2005 competitive data. In the case of the CEO, we have set salary, annual bonus and long-term incentive award levels in view of his long and outstanding service to Sierra, in particular his critical role in our outstanding performance over the past five years. In addition, our CEO has long held a substantial equity position in Sierra, so that we have weighted his compensation more heavily in its cash components and less heavily in its equity components. Viewed in the context of the peer group of companies, the resulting 2006 total direct compensation for the CEO is at approximately the 80th percentile of the market based on 2005 competitive compensation data.

Discussion of Each Component of the Executive Compensation Program

Base Salary

Base salary provides executives with a fixed level of cash income to compensate them for primary services rendered. In setting base salaries, the Company takes into account such factors as the individual’s performance, experience, role, breadth of responsibilities as well as competitive base salary levels. To some extent, the Committee’s final determination of base salary levels is a subjective one, giving weight to our ongoing performance and appropriateness of salary increases to our leaders. Each year, the Committee reviews the CEO’s base salary and adjusts it based on these factors. For other NEOs, the CEO reviews base salaries and recommends adjustments to the Committee. The Committee confers with the CEO closely in assessing other NEOs’ individual performance, taking into account achievement of Company and individual goals. Finally, in making NEO salary adjustments the Committee takes into account our annual “merit” salary increases for the general employee population. Thus, while the Committee takes into consideration market positioning, other considerations result in our setting salaries that may vary above or below the 50th percentile of our peer group.

Before the beginning of 2006, the Committee determined to increase the CEO’s base salary for 2006 to $1.538 million, which represented a 2.5% merit increase from the CEO’s 2005 base salary. Three other NEOs also received a merit increase of 2.5% for 2006. The other NEO, Mr. Giancursio, received a merit increase of 3.8% for 2006. Such 2006 merit increases provided to NEOs were below the average merit increase of 4.1% for the general employee population.

In August 2006, Mr. Bunker received an additional salary increase of 21% in consideration of his promotion to President and Chief Operating Officer. The effect of this was to raise his base salary from 3% below market median (as calculated by our consultants) to 19% above the market median figure.

Effective January 1, 2007, each NEO received a merit increase of 2%, which also falls below the 2007 merit increase budget of 3.3% for the general employee population.

Annual Bonus

Annual bonuses for NEOs (except for certain bonuses for Mr. Giancursio, discussed below) are provided for under the Company’s Management Incentive Compensation Plan (“MICP”) and are intended to reward NEO performance for assisting us in achieving short-term financial success. For 2006, the Committee determined that:

•	NEOs’ target 2006 annual bonus amounts, as a percentage of 2006 base salary, were as follows: Dr. Marlon, 100%; Mr. Bunker, 100%; Mr. Collins, 100%; Mr. Palmer, 90%; Mr. Giancursio, 60%.

•
NEOs’ 2006 annual bonuses under the MICP would be payable only if 2006 EPS, fully diluted, was at or above $2.02; otherwise, no bonuses would be payable to the NEOs.  This designated EPS level was based on our budgeted EPS as of December 2005, and represented a target level that was 11.6% above our 2005 fully diluted EPS of $1.81.

Return to Top

•
Assuming 2006 EPS was at or above $2.02 as discussed above, NEOs’ 2006 MICP annual bonus payouts would be determined based on achievement of other financial and operational and/or individual objectives, with the Committee having discretion to pay additional bonus up to the designated maximum. The specified additional performance measures and their weighting under the 2006 MICP were as follows:

Performance Metric	Weighting in Bonus Calculation	Range of Earnings
Operating income as a percentage of targeted operating income (for this purpose, operating income included the expense of the bonuses to be paid under the MICP) and
Financial cash flow (measured as EBITDA) as a percentage of targeted financial cash flow
	Weighted 85% for purposes of preliminary bonus amount	0% to 175% (of the 85%)
Measures of quality of care and quality of service	Weighted 10% for purposes of preliminary bonus amount	0% to 150% (of the 10%)
Voluntary employee turnover rates	Weighted 5% for purposes of preliminary bonus amount	0% to 200% (of the 5%)
Individual performance and development	Multiplier	0% to 125% times preliminary bonus amount
CEO’s challenge - prescription drug program profit margin	A pool equal to 10% of the aggregate bonus pool	Allocated to participants at the Committee’s discretion

For the NEOs participating in the MICP, we established a matrix for measuring combined operating income and cash flow (EBITDA) results. The 2006 target operating income level was $204.99 million, and the 2006 targeted cash flow level was $223.04 million. These performance objectives were set in an effort to focus management on Sierra’s increasing cashflows and earnings to improve our financial strength and leverage ratios as well as to maximize earnings and stockholder value. The matrix provided payout levels for achievement of between 90% and 110% of the target amounts. Threshold, target and maximum earnings levels were as follows: A 50% earnings level for achievement of 90% of each of operating income and cash flow targets; a 100% earnings level for achievement of 100% of each of operating income and cash flow targets, and a 175% earnings level for achievement of 110% of each of operating income and cash flow targets. As shown in the table above, the percentage earnings level would be multiplied by 85% of the NEO’s target bonus. Based on our 2006 operating income of $217.4 million and EBITDA of $234.0 million, the resulting earnings level for this element of MICP annual bonus was 147.2%, which, when weighted 85% for purposes of the preliminary bonus amount calculation, contributed 125.1% to the preliminary bonus amount.

For purposes of the MICP, we measure quality of care and quality of service based on a combination of third-party quality measures and our measured customer satisfaction levels. This performance element was met at target levels in 2006, resulting in an additional 10% of target accruing to each NEO’s preliminary bonus amount.

The employee turnover performance measure rewards executives for retaining our staff (i.e., holding down employee turnover). We view this as an important element of our long-term success in providing quality care. This performance measure, applied to Mr. Bunker and Mr. Giancursio, was based on turnover at specified business units other than the parent company, while other NEOs were measured based on the turnover rate at our parent company. Under this measure, Mr. Bunker and Mr. Giancursio received credit of 3.3% toward their preliminary bonus amount, while other NEOs received credit of 10% toward their preliminary bonus amount.

Return to Top

Once the preliminary bonus amount is calculated, individual performance can then modify it, from a low of 0% to a high of 125% of the preliminary amount. An individual rating of less than 50% is considered unsatisfactory and may result in no bonus being payable. Individual objectives may include meeting specified revenue goals, business expansion goals, cost targets or goals relating to acquisitions or divestitures. For 2006, each of the NEOs achieved a high individual performance rating that resulted in a 25% enhancement of the executive’s calculated preliminary bonus amount.

As a result, the 2006 MICP bonuses were payable at the following calculated percentages of 2006 base salary: Dr. Marlon, 181%; Mr. Bunker, 173%; Mr. Collins, 181%; Mr. Palmer, 163%; and Mr. Giancursio, 104%. The Compensation Committee retains discretion regarding the final amount of the annual incentive payable under the MICP to increase or decrease the final amount payable, subject to (i) the requirement that the EPS goal has been met, (ii) the maximum per-person limitation under the LTIP (4% of pre-tax operating income), and (iii) the maximum payout level under the MICP formulas presented above but with the Committee given discretion to award an additional amount equal to the added bonus that would have resulted from operating income and cash flow at levels triggering a 300% earning level under the financial goals matrix (projected to that level) plus allocation of up to the full amount of a designated additional bonus pool to the named executive. For 2006, the Committee authorized this additional bonus pool - referred to as the “CEO’s challenge” - based on profitability of our Medicare Part D Prescription Drug Program (“PDP”). The amount of this pool was equal to 10% of the calculated bonus pool for all MICP participants resulting under the above calculations, with the amounts in this pool distributable by the Committee at its discretion. In exercising this discretion, the Committee took into account a number of factors, including (i) success in the control of general and administrative expenses, (ii) the extent to which EPS exceeded plan and resulted in increases in street estimates during the year, (iii) growth in commercial membership, (iv) an increased credit facility and lowered drawn and undrawn borrowing costs, (v) investment income in excess of plan, and (vi) credit upgrades by rating agencies. The Committee also took into account business challenges, in particular the fact that some large accounts that had become self insured, and the strength of Sierra’s 2006 business performance in the face of those challenges. The Committee determined to increase the bonus payouts to NEOs, other than Dr. Marlon, as an allocation of the CEO’s challenge bonus pool and as additional bonus in recognition of this performance. As a result, the bonuses under the MICP, as reflected in the “Non-Equity Incentive Plan Payouts” column of the Summary Compensation Table, for Messrs. Collins, Bunker, Palmer, and Giancursio substantially exceeded the preliminary bonus amount calculated under the MICP. The Committee elected to round Dr. Marlon’s bonus amount downward slightly from the preliminary bonus amount calculation.

The Committee designated a portion of the bonus amounts as subject to a delay in payment until the final reconciliation of the results of our PDP for 2006. As discussed in this Form 10-K (as originally filed), the PDP was new for 2006, and the final reconciliation of the results of the 2006 program is not expected to occur with the Centers for Medicare and Medicaid Services (CMS) until around the third quarter of 2007. If the results of this final reconciliation are not what we have estimated, the actual results may have a materially adverse effect on our operating results. In such case, the Committee reserves the right to adjust the bonus amounts subject to the delay in payment. These delayed bonus amounts are as follows: Dr. Marlon, $1 million; Mr. Bunker, $250,000; Mr. Collins, $150,000; Mr. Palmer, $100,000; and Mr. Giancursio, $100,000.

As Senior Vice President, Sales and Marketing, Mr. Giancursio also participates in a separate bonus plan under which he receives quarterly payouts tied directly to 1) quarterly gross sales goals; 2) quarterly account retention goals; and 3) quarterly new business and renewal yield targets. Actual performance in relation to goals is determined based on our quarterly financial results. For 2006, Mr. Giancursio received the quarterly bonus payouts under this bonus program aggregating $100,852 out of a potential maximum of $120,000.

Long Term Incentives

We deliver LTIs in the form of stock-based incentive compensation. As stated above, we generally seek to award LTIs at competitive market levels but provide further performance-based “upside” compensation opportunities which are potentially well above median market levels. Because such upside opportunities would be a direct result of growth in the value of our common stock, our LTI program is well aligned with stockholder interests.

The primary objectives of the LTI program, listed below, fully support our executive compensation guiding principles

Return to Top

.
•	Encourage efforts to increase stockholder value;

•	Promote achievement of strategic goals;

•	Design LTIs which are relatively simple to understand;

•	Encourage ownership of Sierra stock; and

•
Effectively manage stock compensation cost with regards to accounting expense, stockholder value transfer (i.e., expense as a percentage of market capitalization), share utilization and tax deductibility.

Historically, the Company delivered LTIs in the form of stock options, which supported the objectives listed above including effective cost management, since stock options had incurred no accounting expense under accounting rules in effect before 2006. In 2006, new accounting rules required “fair value” accounting for all forms of stock-based compensation, including stock options, effectively increasing the expense of stock options as compared to other types of stock-based compensation. This event provided a new opportunity for us to consider the advantages and disadvantages of all forms of stock-based compensation, including other effective forms of performance-based LTIs. Consequently, in 2006, the Committee determined to grant annual LTI awards to NEOs in the form of RSUs. Most of the RSUs granted in 2006 to NEOs were performance-based, but we granted time-based RSUs to Mr. Palmer and 40% of the grant to Mr. Giancursio was time-based.

Performance-based RSUs are units denominated in shares of our stock which vest (i.e., the risk of forfeiture upon a voluntary termination of employment lapses) only upon the achievement of an EPS performance goal, providing that the NEO generally also must remain employed through that vesting date. We selected performance-based RSUs as our ongoing, primary form of LTI for a variety of reasons, including:

•	Reduced levels of stock utilization (including dilution and potential dilution from outstanding awards) caused by full-value awards;

•	The ability to qualify performance-based RSUs for full tax-deductibility as “performance-based compensation” under Internal Revenue Code Section 162(m); and

•
Their effectiveness toward motivating executives to achieve annual goals (i.e., EPS performance) and longer-term, stockholder-related goals (i.e., stock price growth), as well as encouraging executive retention (i.e., time-based service requirements applicable to a grant each year).

To evaluate performance-based RSU grants as a component of overall compensation, we value the RSUs based on current market prices of our common stock. We consider other factors as well in making grants, including the individual’s past and current performance, the strength of prior year performance, the budgeted effect of expense from the long-term incentive grant on current-year performance and projected expense levels for future years, compliance with stock ownership requirements under the Executive Stock Ownership Program and other subjective factors. We generally do not assign any particular weighting to these considerations.

As shown under the caption Grants of Plan-Based Awards for 2006 and Option Exercises and Stock Vested -- 2006 below, we granted performance-based RSUs on August 17, 2006. On that date, Dr. Marlon received 40,000 performance RSUs; Mr. Bunker received 28,000 performance RSUs; Mr. Collins received 22,000 performance RSUs; and Mr. Giancursio received 8,400 performance RSUs. Such performance-based RSUs were scheduled to vest on December 31, 2006 if fully diluted EPS for the fourth quarter of 2006 was at least $0.53, representing 20% growth over fourth quarter 2005 EPS. If vested based on performance, the stock units would be settled on August 17, 2009, subject to accelerated settlement in the case of certain terminations or a change in control. Actual fourth quarter 2006 EPS was $0.65, so the EPS performance goal was achieved and the performance-based RSUs vested on December 31, 2006. We selected a relatively short-term performance goal to ensure full deductibility under Code Section 162(m) and consistent with our practice in recent years to recognize the expense for our long-term incentive awards predominantly in the year in which the award is granted rather than over multiple years.

Return to Top

We granted time-vested RSUs to two NEOs in 2006. In the case of Mr. Palmer, we granted 500 RSUs that would vest if he continued in employment through December 31, 2006. We set the amount and vesting terms of this award taking into account Mr. Palmer’s announcement that he was stepping down from his position during 2007 but working with us on a transition of his duties to a successor. In the case of Mr. Giancursio, we granted 40% of his LTI award for 2006 in the form of 5,600 time-vested RSUs which vest over a four-year period. We structured LTI awards to a group of executives below the most senior level as partly performance-based RSUs and partly time-vested RSUs based on our view that their exposure to performance risk should not be as great as in the case of the most senior executives, and with the view that time-vested RSUs provided for a greater long-term retention effect.

Whether for past grants of stock options or more recent grants of performance RSUs, we have not maintained a formal policy which prescribes specific timing of grants. However, prior to 2006, we typically made annual grants to all recipients on the date of the spring (normally April or May) Board meeting. In 2006, we delayed the annual grant until the August Board meeting due to a management reorganization which we implemented in spring and summer 2006. The Committee determined that 2006 performance RSU grants should not be made until completion of the reorganization so that, in determining individual grant levels, the Committee could take into account such factors as recipients’ new roles and breadth of responsibilities.

Executive stock ownership requirements

In 1995, the Company implemented the Executive Stock Ownership Program to further align management’s interests with stockholders. The program requires that certain stock ownership levels be reached and maintained by executive officers of the Company. Ownership requirements are determined by the executive’s base salary at date of hire or promotion date. Once the initial goal is achieved after three years, the executive’s ownership requirement is modified annually to tie it to his or her next year’s salary and then-current market prices of our common stock. Longer periods are allowed for executives to reach required ownership levels if the levels rise due to large stock price movements. Executive officers, other than the CEO, are required to acquire stock or hold vested stock options and vested RSUs equal in value to the executive’s targeted salary. The CEO is required to maintain stock ownership (determined on the same basis) equal in value to four times his target salary. As of fiscal year-end 2006, all NEOs exceeded their ownership requirements: the CEO exceeded his ownership requirement 25 times over; the other NEOs on average exceeded their ownership requirements nine times over. Our Policy on Insider Trading prohibits short sales and transactions in derivative securities which would effectively “hedge” an executive’s risk of ownership of Sierra stock. The Policy permits case-by-case exceptions upon a finding that a proposed transaction in derivative securities is not part of a speculative or short-term trading strategy.

Broad-based benefits

NEOs participate in various benefit programs that are generally available to all employees of the Company, including broad-based defined contribution retirement benefits, health care benefits, group term life insurance and an employee stock purchase plan (“ESPP”). These are meant to provide a competitive level of benefits that helps us attract and retain all employees, including NEOs.

The purpose of the Company’s 401(k) defined contribution retirement plan is to provide employees the opportunity to save income for retirement on a tax-deferred basis. The 401(k) plan is a tax-qualified retirement savings plan that permits employees to defer the lesser of up to 75% of their annual salary or the limit prescribed by the Internal Revenue Service to the 401(k) plan on a before-tax basis. Employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan. We currently make matching contributions to the 401(k) Plan in an amount up to a maximum of 6% of the participant’s annual salary contributed and subject to certain other limits. The employee is immediately vested in the first 4% of contributions by the Company. After 3 years of service, the employee is vested for the remaining 2% of contributions by the Company. Employees of the Company are eligible to participate in the 401(k) Plan after six months of service.

The purpose of the Company’s ESPP is to encourage employees to own Sierra stock and, in turn, share in the success of our stock performance. Under the ESPP, employees may purchase through payroll deductions newly issued shares of our common stock at 85% of the fair market value of such shares on the lower of the first or last trading day of each six-month plan purchase period.

Return to Top

Supplemental executive benefits and perquisites

NEOs also participate in certain supplemental benefit and perquisites programs which are generally not available to all employees of the Company but which are intended to serve a particular business purpose, help retain key executives, or both. These include supplemental executive retirement plan (“SERP”) benefits, a deferred compensation program, split-dollar life insurance, and perquisites in the form of company-sponsored country club memberships and personal use of the Company’s aircraft.

SERP. The SERP is designed to provide a select group of executives with non-qualified retirement benefits that supplement those provided under the 401(k) plan, since such executives’ ability to save for retirement under the 401(k) plan is relatively limited due to Internal Revenue Service regulations for qualified defined contribution plans. The SERP also provides an inducement for participating executives to remain with the Company. The Company currently maintains three SERP plans: SERP I, SERP II, and SERP III. We established SERPs I and II in 1997 and 1998 to provide a competitive retirement program that would have a strong retention effect on members of our management team. Those SERPs included terms that offset the value of our previous retirement contributions under defined contribution plans from the ultimate payout of benefits under the SERPs. These offset accounts are currently relatively substantial amounts, reducing the cost of SERP I and SERP II.

Deferred compensation. The Company maintains a non-qualified deferred compensation program to provide specified tax-deferred savings benefits to a select group of management or highly compensated employees, including NEOs. Under the plan, a participating executive may elect to defer up to 90% of annual base salary and annual bonus and, if the participant also participates in the 401(k) plan, we provide a matching contribution to offset certain limitations on the Sierra matching contributions to the participant’s 401(k) plan account. In 2006, none of the NEOs elected to defer any compensation under the plan.

Split dollar life insurance.  We implemented a program in 1997 under which we purchased life insurance policies for senior executive officers for which we would pay the premiums over a period of years under terms that would provide that we ultimately would be repaid those premiums without interest at the end of a 15-year period, or earlier in the event a death benefit were paid. The program provided a relatively low-cost and tax-favorable means for us to provide additional life insurance protection for senior executives and an additional retirement savings vehicle, with terms that promoted retention and long-term service by our executives. The benefit to participants and costs to us arose essentially from the fact that our payment of premiums in a given year had the economic effect of a no-interest loan to the participant, and we reported this value (on a present-value basis) as compensation to the executive in our proxy statements in the year in which we paid the premiums. The Sarbanes-Oxley Act of 2002 prohibited loans to executive officers, as a result of which we determined to cease paying premiums under the policies. The policies remain in effect, but in the absence of payment of premiums, a portion of the built-up policy value is being applied to pay for insurance protection each year. It is possible that the effect of this would be to reduce the value of the policies to a level which would not provide for full repayment to Sierra for premiums it has paid. We therefore have elected to show the value of the insurance protection being provided under these continuing policies as additional income to the NEOs.

Company-sponsored country club memberships. The purpose of Company-sponsored country club memberships is to provide selected NEOs with an additional forum and location to conduct business with customers and other business contacts. In 2006, the Company paid membership dues for Mr. Bunker and Mr. Giancursio. We do this primarily for business purposes but, recognizing that such memberships confer an element of personal benefit, we disclose the full amount of these payments as a perquisite as required by SEC disclosure rules.

Personal use of the Company’s aircraft. Sierra has an ownership interest in aircraft to be used primarily for business-related travel of executive officers. Use of our aircraft enables executives to meet demanding travel required in performing duties assigned to them. On occasion, NEOs may use our aircraft for personal travel. This serves to recognize the executive’s contributions to Sierra and to save valuable time for the executive. We treat the value of this perquisite as a portion of the executive’s compensation, as reported in the “All Other Compensation” column of the Summary Compensation Table below. In January 2007, the Company implemented a policy for use of the aircraft, limiting aggregate personal use to less than 35% of total use (based on occupied seat hours). The CEO must approve personal use and personal use by NEOs must be disclosed to stockholders in relevant SEC public filings. Under applicable IRS rules, no tax deduction will be allowed to us for expenses attributed to personal use, based on occupied seat hours, to the extent the expense exceeds the Standard Industry Fare Level (SIFL) amount deemed to be

Return to Top

income to the executive resulting from such personal use. For 2006, we estimate the value of the disallowed tax deduction relating to personal use of our corporate aircraft, based on our estimated marginal federal income tax rate, was approximately $293,000.

Employment agreements and severance provisions

We have entered into employment agreements with all NEOs to help promote their long-term service to us and, in turn, reduce the risk that our talented and experienced executives will be recruited away from us, particularly by large competitors with national reach. The principal terms of the agreements are described below under the captions Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table and Potential Termination and Change-in-Control Payments.

We provide severance protection to our NEOs under the terms of their employment agreements. We believe this protection fosters a long-term perspective and permits executives to focus upon executing our strategy and enhancing stockholder value without undue concern or distraction. This protection is also intended to be fair and competitive to aid in attracting and retaining experienced executives, who generally seek to be protected in the event of termination without cause or as a result of actions we may take giving him or her good reason to terminate employment. We believe that the protection we provide, including the level of severance payments and post-termination benefits, is appropriate in fostering long-term stockholder-value enhancing performance, and within the range of competitive practice.

In line with competitive practices, we provide for increased severance payments and benefits should the executive be terminated without cause or terminate for good reason after a change in control. This protection, while potentially costly, provides a number of important benefits to Sierra. First, it permits an executive to evaluate a potential change-in-control transaction while relatively free of concern for his or her own situation, reducing the potential for conflict between his or her own interests and those of our stockholders. Second, change-in-control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to our stockholders from a transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption afterwards. We believe that the potential cost of executive change-in-control severance payments and benefits, as a percentage of the potential transaction price, would be well within the range of reasonable industry practice, and represents an appropriate cost relative to the benefits to us and our stockholders. As indicated in the section captioned Potential Termination and Change-in-Control Payment below, while we provide for payments to named executives to keep them whole for any golden parachute excise taxes, the overall design of our compensation program and recent compensation history have reduced the likelihood that such “gross-up” payments would be paid by us in connection with a change in control.

Tax Deductibility of Compensation Under Internal Revenue Code Section 162(m)

In implementing our compensation programs, the Compensation Committee’s general policy is to consider any significant effects of Section 162(m) of the Internal Revenue Code. Section 162(m), under certain circumstances, disallows a public company’s tax deduction for certain compensation paid to the NEOs to the extent that compensation exceeds $1 million in any tax year. Compensation that qualifies as “performance-based” compensation is excluded from the $1 million deductibility cap, and therefore remains fully tax deductible. The Committee has taken steps so that annual incentive compensation and performance-based RSUs granted to senior executive officers are subject to performance conditions and can qualify as “performance-based” compensation and, therefore, be fully deductible by us. The regulations under Section 162(m) impose a number of technical requirements in order for such compensation to qualify as “performance-based.” In addition, some forms of compensation, such as salary and time-based RSUs, do not currently qualify as “performance-based” compensation. There can be no assurance that compensation in excess of $1 million paid to any executive officer will be fully tax deductible under Section 162(m). As a result of payment to Dr. Marlon of salary in excess of $1 million, for 2006, he received compensation that was non-deductible by us under Code Section 162(m). We estimate the value of this lost tax deduction for 2006, based on our estimated marginal federal income tax rate, at $221,729. Preserving deductibility under Section 162(m) is only one consideration among many in implementing our executive compensation program. In some cases, we have concluded that compliance with Section 162(m) in connection with any component of compensation may interfere with more important objectives or impose burdens or costs that outweigh the benefit of preserving full tax deductibility under Section 162(m).

Return to Top

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Sierra Health Services, Inc. has reviewed and discussed with management the Compensation Discussion and Analysis that appears above. Based on such review and discussion with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.

THE COMPENSATION COMMITTEE

CHARLES L. RUTHE, CHAIRMAN
ALBERT L. GREENE
THOMAS Y. HARTLEY
MICHAEL E. LUCE
ANTHONY L. WATSON

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation for services for the fiscal year ended December 31, 2006 for the Chief Executive Officer, the Chief Financial Officer, and each of our three other most highly compensated executive officers (referred to as the NEOs):

SUMMARY COMPENSATION TABLE FOR 2006

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Non-qualified Deferred Compensa- tion Earnings ($) (5)	All Other Compensa-tion ($) (6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony M. Marlon, M.D. CEO and Chairman of the Board	2006	1,536,058	--	1,497,608	357,500	2,750,000	4,147,140	341,349	10,629,655
Paul H. Palmer Sr. Vice President and Chief Financial Officer	2006	327,692	--	21,800	175,275	700,000	695,908	90,987	2,011,662
Jonathon W. Bunker President and Chief Operating Officer	2006	466,154	--	1,048,325	175,275	1,250,000	1,900,000	36,566	4,876,320
Frank E. Collins Sr. Exec. Vice President Legal & Administration & Secy	2006	368,654	--	823,684	175,275	900,000	1,358,618	60,229	3,686,460
Donald J. Giancursio Sr. Vice President, Sales	2006	219,746	176,308	338,900	106,355	600,000	105,682	41,645	1,588,636

(1)	The amount in column (d) represents a sales bonus to Mr. Giancursio in the amount of $101,308 and a payment for entering into a non-competition agreement in the amount of $75,000.

(2)
The amounts in column (e) reflect the expense we recognized for financial statement reporting purposes for 2006, in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), for stock awards under our 1995 Long-Term Incentive Plan (“LTIP”), without regard to estimated forfeitures of such awards. The amount includes expense from awards granted in 2006. Assumptions used in the calculation of these amounts are discussed in Note 9 to our audited

Return to Top

financial statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

(3)
The amounts in column (f) reflect the amount of expense we recognized for financial statement reporting purposes for 2006, in accordance with SFAS 123(R), for options under our LTIP, without regard to estimated forfeitures of such awards. The amount includes expense from options granted before 2006 which remained unvested in any part of 2006. We granted no stock options in 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2001, 2002, and 2003 are discussed in Note 16 to our audited financial statements for the fiscal year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004, and assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, and 2005 are discussed in Note 9 to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

(4)
The amounts in column (g) reflect the cash awards paid under the FY 2006 Management Incentive Compensation Plan, which is discussed further below under the heading Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table. This includes bonus amounts earned by performance in 2006, certain portions of which were paid in 2007.

(5)
The amounts in column (h) reflect the increase in the present value of the NEO’s benefits under our pension plans determined using interest rate and related assumptions consistent with those used in our financial statements, and, in the case of Mr. Giancursio, includes amounts that the NEO currently may not be entitled to receive because such amounts are not vested. The present values of pensions are calculated for this purpose in a manner consistent with the calculation of present value for purposes of the table under the caption “Pension Benefits” below.

(6)
The table below shows the items comprising compensation in column (i), which include our matching contributions for each individual’s contributions under our Profit Sharing/401(k) Plan and Trust (“401(k) Plan”), a defined contribution retirement plan available to our employees; imputed income charge for the Company’s Split Dollar Life (“SDL”) Insurance premium; and perquisites. We calculate our incremental cost of permitting personal use of the corporate aircraft based on the cost of fuel, trip-related maintenance and maintenance and depreciation based on hours of use, crew travel expenses, on-board catering, landing fees, trip-related hangar and parking costs, and similar variable costs, offset by any time-share lease payments by the executive. Because the company-owned aircraft are used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, the purchase costs of the company-owned aircraft, and the cost of maintenance not related to trips and hours of use.

Name	401(k) Matching Contribution	Imputed Income Charge for SDL (a)	Perquisites - Aircraft Use	Other Perquisites (b)	Total “All Other Compensation”
Anthony M. Marlon, M.D.	$13,200	$15,059	$311,705	$1,385	$341,349
Paul H. Palmer	10,800	914	77,869	1,404	90,987
Jonathon W. Bunker	10,800	1,391	12,431	11,944	36,566
Frank E. Collins	12,880	1,700	44,264	1,385	60,229
Donald J. Giancursio	10,800	—	22,457	8,388	41,645

(a)	Amounts in this column represent imputed income resulting from split-dollar life insurance policies. These amounts represent the taxable value of the life insurance provided to the NEO.

(b)
These amounts include country club membership dues for Messrs. Bunker and Giancursio, spousal travel to a Board of Directors meeting for NEOs other than Mr. Giancursio and spousal travel to a sales conference for Mr. Bunker.

Return to Top

Grants of Plan-Based Awards For 2006

The following table shows all plan-based awards granted to the NEOs for 2006. The payouts for 2006 resulting from the non-equity incentive plan awards are reflected in the Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation,” and the stock awards identified in this table also appear in the Outstanding Equity Awards at Fiscal Year-End - 2006 Table below. All stock awards were granted under our LTIP.

GRANTS OF PLAN-BASED AWARDS FOR 2006

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
		Threshold ($)	Target ($) (1)	Maximum ($)	Threshold (# )	Target (# ) (3)	Maximum (# ) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Anthony M. Marlon, M.D.	8/17/06				—	40,000	40,000	—	1,497,608
	3/14/06	—	1,537,500	(2)
Paul H. Palmer	8/17/06							500	21,800
	3/14/06	—	295,200	(2)
Jonathon W. Bunker	8/17/06				—	28,000	28,000	—	1,048,325
	3/14/06	—	525,000	(2)
Frank E. Collins	8/17/06				—	22,000	22,000	—	823,684
	3/14/06	—	369,000	(2)
Donald J. Giancursio	8/17/06				—	8,400	8,400	5,600	518,781
	3/14/06	—	132,034	(2)

(1)	This is an amount equal to the NEO’s 2006 salary.

(2)
The maximum amounts payable under this award were subject to two formulaic limitations. First, under the LTIP, the maximum award could not exceed 4% of pre-tax operating income for 2006 (for the year, this amount was $8,619,720). Second, under the MICP, the maximum individual award was subject to limits based on the Plan’s formulas and bonus pools, as explained in the Compensation Discussion and Analysis—Discussion of Each Component of the Executive Compensation Program—Annual Bonus.

(3)
The amounts shown in these columns represent the number of performance-related restricted stock units (“RSUs”) that were granted to each of the NEOs on August 17, 2006. At that date, the closing price of our common stock was $43.60 a share. The vesting of these RSUs was subject to Sierra meeting its earnings per share goal for 4th quarter 2006 of $0.53. We met this goal and all of the RSUs in this column vested on December 31, 2006. The vested performance-based RSUs will be settled on August 17, 2009, subject to accelerated settlement in certain cases.

(4)
The amounts shown in this column represent time-vested RSUs granted on August 17, 2006. In the case of Mr. Palmer, all of his RSUs vested and became settleable on December 31, 2006. In the case of Mr. Giancursio, the non-performance-based RSUs shown in this column represent 40% of his 2006 grant of RSUs. These RSUs will vest as to 25% on each of May 10, 2007, May 10, 2008, May 10, 2009 and May 10, 2010. The first three tranches that vest will be settled on August 17, 2009; the fourth tranche will vest and be settled on May 10, 2010. Vesting and settlement are subject to acceleration in the event of certain types of termination of employment or a change in control.

(5)	The amounts shown in this column represent the fair value of the stock awards at the date of grant, as computed in accordance with SFAS 123(R). See also footnote (1) to the Summary Compensation Table.

Return to Top

The closing price of our stock on the date of grant was $43.60. Fair value, determined in accordance with SFAS 123(R), is lower than the grant-date market price of common stock in the case of RSUs that are subject to a mandatory deferral period after vesting.

Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

The following provides background information to give a better understanding of the compensation amounts shown in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

Non-Equity Incentive Plan Compensation

The amounts shown in the two tables above as “Non-Equity Incentive Plan Compensation” result from cash-based awards under our Management Incentive Compensation Plan (the “MICP”) for all NEOs. Before the beginning of 2006, the Compensation Committee established a target level of EPS which was required to be reached as a condition to payment of MICP awards to the NEOs. The 2006 EPS goal was set at $2.02 per share, which was based on our budgeted EPS level as of December 2005. If this EPS goal were achieved, the MICP provided for bonuses to be paid based on other performance measures, including operating income (including eligible bonus expense) financial cash flow (measured as EBITDA) and other operational and/or individual objectives. A more complete explanation of the operation of the MICP and results thereunder for 2006 appears above under the caption, Compensation Discussion and Analysis—Discussion of Each Component of the Executive Compensation Program—Annual Bonus.

Bonus

Mr. Giancursio also participates in a separate bonus program with quarterly payout amounts tied to quarterly gross sales goals, quarterly account retention goals, and quarterly new business and renewal yield targets. Payouts under this program for 2006, together with a payment for Mr. Giancursio’s entry into a non-competition agreement, appear in the “Bonus” column of the Summary Compensation Table. See also Compensation Discussion and Analysis—Discussion of Each Component of the Executive Compensation Program—Annual Bonus.

Equity Incentive Plan Awards

The Summary Compensation Table and Grants of Plan-Based Awards Table contain amounts that result from two types of equity incentive plan awards. One type are stock options, all of which were granted before 2006. To the extent a portion of those options remained unvested in 2006, we recognized expense under SFAS 123(R) for those options. Expense reflected in the Stock Awards column resulted from the RSUs which we granted in August 2006; no RSUs granted before 2006 remained unvested in 2006 and therefore no expense in the Stock Awards column resulted from pre-2006 awards. Except for the RSUs granted to Mr. Palmer and 40% of those granted to Mr. Giancursio, which were time-vested RSUs, these awards are reflected in the Grants of Plan-Based Awards Table in the columns captioned “Estimated Possible Payouts Under Equity Incentive Plan Awards,” and their grant date fair value (in column (j) of that table) is the same as the expense amount appearing in the Summary Compensation Table’s Stock Awards column. The performance-based RSUs included a holding requirement; they are scheduled to be settled in August 2009.

We included a performance requirement for the performance-based RSUs granted to NEOs requiring that Sierra attain earnings per share in the fourth quarter of 2006 equal to at least $0.53 per share, fully diluted. Actual fourth quarter EPS was $0.65, fully diluted. A major reason for specifying this performance goal, which was substantive (20% higher than 2005 fourth quarter EPS) was to ensure that the RSUs would qualify as performance-based compensation under Code Section 162(m) and regulations thereunder, so that we would be entitled to claim tax deductions for any compensation resulting from the awards. Mr. Palmer received 500 time-vested RSUs which vested on December 31, 2006. Mr. Palmer is retiring from full-time employment with us on May 4, 2007. He will continue in a part-time position for an additional period thereafter. Mr. Giancursio received 5,600 time-vested RSUs, in addition to the performance-based RSUs. These time-vested RSUs are subject to vesting in four equal annual installments from May 2007 through May 2010. The first three tranches include a holding requirement; they are scheduled to settle in August 2009. The final tranche would be settled at the time of vesting in May 2010.

Return to Top

Change in Pension Value

A significant component of compensation reported in the Summary Compensation Table for 2006 appears in the column “Change in Pension Value and Non-qualified Deferred Compensation Earnings.” The amount appearing in that column relates entirely to the increase in the present value of the NEO’s defined benefit pension under our Supplemental Executive Retirement Plans (SERP I for participants other than Mr. Giancursio and SERP III for Mr. Giancursio). These plans are explained in greater detail under the caption Pension Benefits below. Several factors contributed to the reported changes in pension value under SERP I in 2006, including (i) for Mr. Bunker and Mr. Palmer, the accrual of an additional year of service, (ii) for all four SERP I participants, an increase in final average compensation due to the levels of salary and annual incentive awards for 2006, and (iii) reduced certain account balances in our defined contributions plans that offset the SERP I benefit, due to the investment performance of those accounts. For Dr. Marlon, the increase in pension value resulted primarily from an increase in final average compensation, with decreases in the offset account balances contributing to a lesser extent.

Employment Agreements

The Company has entered into employment agreements with its CEO and other NEOs. Each of these agreements currently has a term extending until December 31, 2009, except the employment agreements with Dr. Marlon and Mr. Palmer extend until December 31, 2007. Mr. Palmer has agreed that he will resign as a full-time employee on May 4, 2007 and continue to work part-time through May 30, 2007. These agreements specify a level of base salary and provide for participation in our bonus and equity award programs, retirement programs (i.e., a SERP), and fringe benefit programs. The agreements contemplate annual adjustments in compensation based on job duties and performance, and other reasonable standards deemed appropriate by the Committee. Termination provisions of these agreements are described in more detail below under the caption Potential Termination and Change-in-Control Payments.

The employment agreements restrict each NEO’s use and disclosure of confidential information and interference with the Company’s business relationships and competition with the Company, including an agreement that, for one year following any termination of employment (whether before or after a change in control), the NEO is prohibited from working for any competitor which operates in Nevada.

In connection with our proposed merger with UnitedHealth Group, the following NEOs have entered into employment agreements with UnitedHealth Group: Jonathon W. Bunker, Frank E. Collins and Donald J. Giancursio. These employment agreements will commence on the effective time of the merger and are intended to supersede and replace the current employment agreements those NEOs have with us.

Return to Top

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006 (1)

	Option Awards (2)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Anthony M. Marlon, M.D.	24,000 (3)	—	30.06	04/20/2010	—	—
Paul H. Palmer	12,000 (3)	—	30.06	04/20/2010	—	—
		23,750 (4)	6.31	04/13/2013	—	—
Jonathon W. Bunker	12,000 (3)	—	30.06	04/20/2010	—	—
		23,750 (4)	6.31	04/13/2013	—	—
Frank E. Collins	6,332 (5)	—	5.83	12/09/2012	—	—
	12,000 (3)	—	30.06	04/20/2010	—	—
	40,000 (4)	23,750 (4)	6.31	04/13/2013	—	—
Donald J. Giancursio	3,000 (6)		4.47	12/09/2011	—	—
	3,000 (5)	3,000 (5)	5.83	12/09/2012	5,600 (7)	201,824 (8)
		10,000 (4)	6.31	04/13/2013
		3,000 (9)	38.62	12/06/2010

(1)	No NEO had any unearned equity awards outstanding at December 31, 2006.

(2)
All options were granted at an exercise price equal to the fair market value of our Common Stock on the option grant date. The exercise price may be paid by the optionee in cash or, if permitted by the Compensation Committee, by surrender of unrestricted shares of our Common Stock (at their fair market value on the date of exercise). All awards were non-qualified stock options granted pursuant to our LTIP. Upon a change in control of Sierra, as defined in the LTIP, the vesting of the options will be automatically accelerated. With the exception of the options granted on December 7, 2005, the options shown above will terminate and may no longer be exercised if the optionee ceases to be an employee or Director of Sierra, except post-termination exercise periods are specified in the case of death, disability, or other involuntary termination other than a termination by us for “cause.” The options, together with a portion of the gains realized upon exercise of the options during a specified period, will be subject to forfeiture if the optionee engages in competition with us, misuses our proprietary information, or fails to assist us in litigation. Cashless withholding of option shares to satisfy tax obligations may be permitted by the Compensation Committee.

(3)	These options were granted on April 21, 2005 and became vested and exercisable in full on December 30, 2005.

(4)
These options were granted on April 14, 2003. The options originally granted to Messrs. Palmer, Bunker and Collins vested at 25% a year over four years; the unvested options shown in column (c) became vested on April 14, 2007. The options originally granted to Mr. Giancursio vested at 20% a year over five years, so the remaining unvested options became vested as to 5,000 shares on April 14, 2007 and will vest as to 5,000 shares on April 14, 2008.

(5)
These options were part of grants made on December 10, 2002. Mr. Collins’ original option grant vested at 33 1/3% a year over three years. Mr. Giancursio’s original grant vested at 20% a year over five years, so the remaining unvested options will vest December 10, 2007.

(6)	These options were part of a grant made on December 10, 2001 which vested at 20% a year over five years.

(7)
These RSUs were granted on August 17, 2006 and will vest at 25% on each of May 10, 2007, May 10, 2008, May 10, 2009 and May 10, 2010. The first three tranches will be settled on August 17, 2009 and the fourth

Return to Top

tranche settles on May 10, 2010. RSUs are subject to accelerated vesting in full in the event of a change in control and in the case of death or disability, and to pro rata vesting in the event of a termination by us not for cause.

(8)	The value of these RSUs is based on the closing price of our Common Stock, $36.04 per share, on December 29, 2006.

(9)
These options were granted on December 7, 2005 and vested 100% on December 30, 2005. They have a three-year holding period from date of grant. Upon termination of employment other than for “cause,” the employee has 30 days in which to exercise these options.

OPTION EXERCISES AND STOCK VESTED

The following table presents information relating to the option exercises and stock vested for our NEOs during the fiscal year ended December 31, 2006.

Option Exercises and Stock Vested -- 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
(a)	(b)	(c)	(d)	(e)
Anthony M. Marlon, M.D.	229,544	8,388,857	40,000	1,441,600
Paul H. Palmer	52,150	1,779,549	500	18,020
Jonathon W. Bunker	50,416	1,751,323	28,000	1,009,120
Frank E. Collins	28,500	999,135	22,000	792,880
Donald J. Giancursio	18,750	417,307	8,400	302,736

(1)	Amounts reflect the difference between the exercise price of the option and the market value of the shares acquired upon exercise at the time of exercise.

(2)
These RSUs were granted on August 17, 2006. Amounts in column (e) reflect the market value of the stock underlying the restricted stock units (“RSUs”), based on the closing price of our Common Stock on December 29, 2006 ($36.04), the last trading date preceding the vesting date of December 31, 2006. The vesting of the RSUs for NEOs other than Mr. Palmer was subject to a requirement that Sierra achieve fourth quarter earnings of at least $0.53 per share, and such RSUs remain subject to a mandatory holding period, deferring the settlement of the award until August 17, 2009.

Pension Benefits

The following table shows information regarding the present value as of December 31, 2006 of the accumulated benefits of our named executives under our pension arrangements.

Return to Top

Pension Benefits for Fiscal 2006

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Anthony M. Marlon, M.D.	SERP I	34	19,328,804	—
Paul H. Palmer	SERP I	17	3,087,571	—
Jonathon W. Bunker	SERP I	18	5,649,684	—
Frank E. Collins	SERP I	24	6,312,608	—
Donald J. Giancursio	SERP III	2	351,683	—

(1)
Number of years of credited service as of December 31, 2006 valuation date. The maximum number of years of service used in calculating the benefit under the Supplemental Executive Retirement Plan (“SERP I”) is 20, so any years of service in excess of 20 do not result in any additional benefit for the participant. Since the inception of the SERP I in 1997, we have provided for the crediting of four years of additional service to Messrs. Palmer, Collins and Bunker, and in 2005, at the inception of the Supplemental Executive Retirement Plan III (“SERP III”), we provided that Mr. Giancursio could earn two additional years of service by continuing in employment through December 31, 2008. We have agreed to credit Mr. Palmer with a full year of service if he continues in employment until May 4, 2007, the scheduled date of his resignation from full-time employment. At that date, Mr. Palmer would have served approximately three-fourths of a year of service, so in effect he will be credited with approximately three months of additional service.

(2)
The present value of accumulated benefits is based on a discount rate of 5.6% at December 31, 2006 and, in the case of SERP I participants, employment termination and commencement of SERP benefits at December 31, 2006 in the case of Dr. Marlon, or the later date at which the participant has attained both age 55 and 20 years of service (in the case of Mr. Palmer, Feb. 22, 2016; Mr. Bunker, December 2, 2013; and Mr. Collins, April 10, 2009). In the case of Mr. Giancursio, present value under SERP III is based on assumed termination at the date he has attained age 55 with eight years of participation (April 28, 2013). Pre-retirement mortality is ignored in the calculation of the present value of accumulated plan benefits. All other assumptions were those reflected in Note 9 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We provide retirement benefits to NEOs, other than Mr. Giancursio, under SERP I and to Mr. Giancursio under SERP III. Each of these is a non-qualified defined benefit plan. Under SERP I, each participant is, or may become, entitled to receive annual payments, following retirement, disability or certain other terminations of employment, for a 15-year period. The annual benefit will equal 3.75% of the executive’s “final average compensation” for each year of service credited to the executive up to 20 years, reduced by an “offset” amount equal to the annualized payout over a 15-year period that would be payable to the executive as a result of Sierra contributions under our qualified plans, including the current 401(k) Plan, and under the Deferred Compensation Plan. The annual benefit is not reduced for social security payments. Final average compensation generally means the average of the NEO’s three highest years of compensation out of the last five years, with compensation being generally the amounts reported as salary, non-equity incentive plan payouts and other bonus amounts in the Summary Compensation Table which appears in each of our annual proxy statements.

Under SERP III, Mr. Giancursio may become entitled to receive annual payments, following retirement, disability or certain other terminations of employment, for an eight-year period. Mr. Giancursio’s maximum annual benefit will be $150,000, which accrues as to 12.5% of such amount for each year of participation in SERP III credited beginning January 1, 2005. The annual benefit is not reduced or offset for benefits under other Sierra plans or social security payments.

The table above shows the present value of accumulated benefits calculated as described in footnote (2) to the table, including the offset for SERP I participants’ account balances resulting from Sierra contributions under our qualified plans, including our 401(k) plan and Deferred Compensation Plan. An NEO’s right to benefits under SERP I vests when he or she has five years of service credited or, in the case of Mr. Giancursio under SERP III, at December 31,

Return to Top

2008, or earlier upon the executive’s death or disability or upon occurrence of a change in control (defined in the same way as under our other compensatory plans). Upon the death of the executive, benefits will be payable to the executive’s beneficiary over the 15-year period (eight-year period in the case of Mr. Giancursio). Otherwise, benefits will begin after retirement at or after age 65, a termination at or after age 55 if the executive has ten years of credited service, or a termination due to disability. In the case of other terminations (except a termination for “cause,” as defined, in which case all benefits are forfeited) before a change in control, benefits will begin at the later of termination or the date the executive would have completed ten years of service (or, in the case of Mr. Giancursio, five years of SERP III participation) but for the termination. Under this provision, Messrs. Palmer, Bunker or Collins could have voluntarily terminated at December 31, 2006 and received a SERP benefit with a present value exceeding the present value of SERP benefits shown in the above table (Mr. Palmer, $5.4 million; Mr. Bunker, $8.0 million; and Mr. Collins, $6.5 million).

Upon a change in control, the year of service then in progress will be deemed completed, and an additional year of service will be credited if the NEO’s employment terminates within six years after the change in control for any reason other than by us for cause or due to death. An executive’s benefits are payable in a lump sum in the event of a termination within six years following a change in control, if the termination would not otherwise have qualified as a normal or early retirement. Some payments under the SERP following termination of employment will be delayed for at least six months in order to meet requirements of Section 409A of the Internal Revenue Code.

We have provided a limited number of additional years of credited service to four of the NEOs, as stated in Note (1) to the above table. In most cases, this was done at the initiation of the plan (in 1997 in the case of SERP I and in 2005 in the case of SERP III) to provide a more competitive level of retirement benefits at an earlier date for the participant, at the inception of the particular plan.

Lump-sum payouts (payable for certain terminations that do not qualify as a retirement, including following a change in control) are converted to a present value using an interest rate specified in the SERP. For purposes of SERP I, this interest rate is fixed at 7.0%, which would have the effect of reducing the amount of any lump-sum payout as compared to the present value amount shown in the table above for SERP I (which uses 5.6% for present valuing purposes). Offset accounts have been present valued for purposes of the table above using the 7.0% rate, as required by SERP I (this has the effect of reducing the SERP I benefit by a greater amount than would be the case using a lower assumed interest rate in the present value calculation). The interest rate used under SERP III for determining lump-sum payouts currently is 6.0%.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2006

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)
Anthony M. Marlon, M.D.	1,441,600	—	—	—	6,054,720
Paul H. Palmer	—	—	4,016	—	2,432,901
Jonathon W. Bunker	1,009,120	—	—	—	4,468,960
Frank E. Collins	792,880	—	31,670	—	3,412,481
Donald J. Giancursio	302,736	—	—	—	302,736

(1)
Amounts in this column represent the market value of shares deliverable in settlement of RSUs at their vesting date in 2006. Such RSUs are subject to a mandatory deferral of settlement until August 17, 2009. These amounts are the same as shown in the “Stock Awards” column of the Option Exercises and Stock Vested - 2006 Table. Such a deferral delays the date at which we will deliver shares but does not result in additional compensation expense for financial reporting purposes in connection with the award or enhance the value of the award to the executive, although the executive may benefit through the delay in taxation. The grant-date market value of the shares underlying the RSUs is reflected in full as compensation for each named executive in the “Stock Awards” column of the Summary Compensation Table, and in the right-most column of the Grants of Plan-Based Awards Table.

Return to Top

(2)
Earnings represents the appreciation in value of cash-denominated deferrals under the Deferred Compensation Plan in 2006. Earnings excludes the decrease during 2006 in the value of shares deliverable in settlement of RSUs that had vested but the settlement of which has been mandatorily deferred, as follows: Dr. Marlon, a decrease of $504,320; Mr. Palmer, a decrease of $252,160; Mr. Bunker, a decrease of $378,240; Mr. Collins, a decrease of $252,160. This decrease resulted from the fact that the market price of our common stock was $39.98 per share on December 31, 2005 as compared to $36.04 on December 31, 2006.

(3)
The aggregate balance at the end of the year consists of the market value of shares deliverable in the future to settle RSUs that have vested but the settlement of which has been deferred, and the aggregate value of the executive’s accounts under our Deferred Compensation Plan. Market value per share is equal to the $36.04 closing price per share of common stock on December 29, 2006. Deferred RSUs include those which resulted in the amounts reflected in column (b) (see footnote (1) above) and the following RSUs which, prior to 2006, were mandatorily deferred: (i) RSUs deferred until May 20, 2007: Dr. Marlon, 80,000; Mr. Palmer, 40,000; Mr. Bunker, 60,000, and Mr. Collins, 40,000; and (ii) RSUs deferred until April 21, 2008: Dr. Marlon, 48,000; Mr. Palmer, 24,000; Mr. Bunker, 36,000, and Mr. Collins, 24,000.

We offer to our executive officers and other senior employees an opportunity to defer compensation under our Deferred Compensation Plan (the “DCP”). The DCP allows these employees to elect to defer up to 90% of salary and annual cash bonuses. The deferral period can extend for a specified number of years or until retirement or termination of employment, and participants have a right to elect to extend deferrals, subject to compliance with applicable rules under the tax laws. Hardship withdrawals are permitted, and amounts deferred before 2005 and earnings thereon may be withdrawn with a 10% penalty. Compensation that is deferred may be treated as though invested in a variety of equity and debt mutual funds offered by Nationwide Life Insurance Company, or in an interest-bearing account. For 2006 and 2007, this rate was 5.0%. For 2006, the NEOs with deferral account balances earned the following returns: Mr. Palmer, 3.3%; and Mr. Collins, 11.3%. Under the DCP, we also may make matching contributions to augment the 401(k) plan, in cases in which tax laws limit the right of highly compensated employees to receive such matching contributions under the 401(k) or the participant’s participation in the DCP adversely affects the 401(k) matching contribution. The DCP matching contribution feature permits a participant to receive combined matching contributions under the 401(k) plan and the DCP at the same rate that would apply under the 401(k) up to the maximum permissible company contribution under the 401(k). For 2006, all matching contributions to NEOs were made under the 401(k) plan and not under the DCP.

As discussed above, we have provided for mandatory deferral of some RSU awards to senior executives for an extended period following vesting. Such deferred RSUs are subject to accelerated settlement in the case of certain terminations or upon a change in control on the same basis as the mandatorily deferred RSUs granted in 2006 (see “Grants of Plan-Based Awards”).

Potential Termination and Change-in-Control Payments

We have entered into employment agreements with our CEO and the other NEOs. The agreements with Dr. Marlon and Mr. Palmer currently have a term extending until December 31, 2007, and the agreements with the other NEOs extend until December 31, 2009. Under the agreements, the employee may voluntarily terminate employment upon 60 days notice. We may terminate the employee’s employment, with or without cause, in accordance with our usual policies and procedures, except that the agreements impose some limitations on termination due to disability. The agreements provide that, in the event of a termination by us without cause, a severance payment will be paid as follows: Dr. Marlon, 24 months salary; Messrs. Bunker and Collins, 15 months salary; Messrs. Palmer and Giancursio, 12 months salary. This amount would be payable in three payments during the year following the termination, subject to any restriction on payment during the six months following termination under Code Section 409A. We may terminate the executive’s employment due to disability if the disability has continued, beyond any period allowed for sick leave, for a period of 12 months in the case of Dr. Marlon and Messrs. Bunker and Collins, and six months in the case of Messrs. Palmer and Giancursio. No severance is payable under the agreements in the case of a termination due to disability. We may terminate the executive’s employment if the executive has taken actions harmful to us, specifically conduct that is materially detrimental to our reputation or business relationships or misappropriation of our funds. In such case, we will pay the executive four weeks of salary as a severance amount. In the case of death, we would provide a payment to Mr. Giancursio’s beneficiary equal to three months’ pay at the rate of salary and annual incentive compensation in effect for the preceding year. Other named executives, who are

Return to Top

covered by life insurance we previously provided, are not covered by a separate death benefit provision in their employment agreements. In all cases, we are obligated to provide any compensation and benefits that are provided under our plans and programs, including the SERPs and qualified retirement plans, and other compensation and benefits routinely provided upon separation of a senior executive.

In the event of a change in control, Dr. Marlon is entitled to terminate his employment and trigger a severance payment. The other NEOs’ employment agreements provide for severance payments if (i) our Board of Directors does not approve the change in control, or (ii) the Board of Directors does approve the change in control but the executive’s employment is terminated by us without cause within two years after the change in control, or within two years after the change in control the executive terminates his employment on account of (a) diminution of duties, (b) reduction of compensation, (c) relocation of our principal executive offices more than 75 miles from its current location, or (d) our failure to renew the employment agreement. The employment agreements provide for severance payments equal to a multiple of current salary and target annual bonus as follows: Dr. Marlon, four times; Messrs. Bunker, Collins and Palmer, 2.99 times; and Mr. Giancursio, two times. For purposes of the table below, termination by an NEO following a change in control in circumstances that will qualify for severance and other benefits is referred to as a termination for “good reason.”

In addition, under each NEO’s employment agreement, if Code Section 4999 would impose “golden parachute” excise taxes on the executive as a result of compensation paid by us (under the agreement or otherwise in connection with the change in control), we will provide a “gross-up” payment sufficient to cause the after-tax value of the compensation and the gross-up payment to the executive to be the same as if no such excise tax had applied.

The employment agreements impose restrictions on the NEOs intended to protect our business. These include restrictions on the executive’s use and disclosure of confidential information, interference with our business relationships and competition with us, including an agreement that, for a one-year period following any termination of employment, the executive is prohibited from working for any competitor which operates in Nevada. The non-competition covenant applies following a termination after a change in control as well as before a change in control.

Other programs provide for enhanced compensation to an NEO in the event of certain terminations of employment or a change in control. In the case of unvested RSUs, the RSUs will vest in full and any performance condition would be deemed met if the executive officer’s employment terminates due to death or disability, or in the event of a change in control (without regard to termination). In the event of termination of the NEO’s employment by us without cause, the RSUs would vest on a pro rata basis, determined by the percentage of the vesting period completed from the date of grant to the date of termination. Some RSUs provide for a mandatory deferral period following vesting; this period is disregarded for purposes of determining pro rata vesting, and in most cases in which vesting is accelerated (including upon a change in control) the RSUs would be immediately settled (subject to any limitation under Code Section 409A). Options held by NEOs that are not yet vested would become vested in full upon a change in control. Termination of employment, including due to death or disability, would not result in an acceleration of vesting of the options. Following a termination of employment, the optionee has up to one year to exercise options vested at the time of termination if due to death or disability and 90 days to exercise such vested options if termination was by us not for cause, but in no event may the option be exercised after the stated expiration date. In the case of termination in any other circumstance, the option terminates immediately.

Under the SERPs, in the event of a termination following a change in control other than due to death, disability or by us for cause, an NEO will be deemed to have completed a full year of service or year of participation for any year in progress that included the change in control, and in the case of a termination of employment for any reason other than cause within six years after the change in control, will be credited with an additional year of service or year of participation. The maximum benefit under SERP I is payable upon reaching 20 years of service, so that Messrs. Bunker and Palmer, who have not completed 20 years of service, would have their SERP benefit enhanced in this case. In the case of SERP III, the maximum benefit is payable based on eight years of participation. As a participant in SERP III, Mr. Giancursio has not yet completed eight years of participation, so the crediting of a full and a partial year of participation in these circumstances would enhance his benefit, and two additional years of participation that are being credited based on service over the 2005 - 2010 period would be credited as well. In addition, vesting would accelerate under the SERPs upon a change in control. Of the current NEOs, only Mr. Giancursio remains unvested; in the absence of a change in control, he would vest under SERP III on December 31, 2008. As discussed above under the caption “Pension Benefits,” we have agreed to credit Mr. Palmer with a full year of service if he continues in employment until May 4, 2007, the agreed date of his resignation from full-time employment. At that

Return to Top

date, Mr. Palmer would have served approximately three-fourths of a year of service, so, in effect, he will be credited with approximately three months of additional service.

In addition, in the case of any termination of employment other than by us for cause (whether before or after a change in control), we will provide health care benefits to each NEO and his family, at no expense to the executive, for a period equal to the length of the employee’s service or until the employee is eligible for Medicare, whichever occurs first. We have agreed to provide this benefit to Mr. Palmer and his eligible dependents upon his resignation from part-time employment, which is to take effect June 1, 2007; we will provide this benefit until he is Medicare eligible.

For purposes of our employment agreements, equity awards and the SERP plans, a change in control will have occurred if any person becomes the beneficial owner of 51% or more of the combined voting power of our voting securities. If we complete our proposed merger with a subsidiary of UnitedHealth Group Incorporated, in which UnitedHealth Group will become our parent company, the merger transaction will constitute a change in control for purposes of the employment agreements. Messrs. Bunker, Collins and Giancursio have entered into employment agreements with UnitedHealth Group that would become effective upon the closing of the merger and supersede and replace the employment agreements between each of them and Sierra. As a result, they would not be entitled to severance payments provided in their employment agreements with the Company. Dr. Marlon may be entitled to severance payments if the UnitedHealth Group merger is completed.

The following table shows the potential value of payments and benefits to each NEO serving at December 31, 2006 under their employment agreements and other applicable arrangements and plans, assuming various employment termination and change-in-control scenarios had occurred as of December 31, 2006. The table does not show all post-termination payments, but rather shows how a change in control or termination in the specified circumstances will enhance the payments in benefits to be received by each NEO. For information on the value of NEOs’ interests in our SERPs and Deferred Compensation Plan, which will result in post-termination payouts upon any termination of service (except for limitations in the case of a termination for cause), see Pension Benefits for Fiscal Year 2006 and Non-qualified Deferred Compensation for 2006 above. Health benefits continuation amounts are a good faith estimate based on average costs, and will vary in amount for a given executive following termination of employment.

Return to Top

Incremental Value of Payments and Benefits Upon Change in Control (“CIC”)and Various Types of Terminations

Termination Scenario (12/31/06)	Dr. Marlon	Mr. Bunker	Mr. Collins	Mr. Palmer	Mr. Giancursio

Events Not Within Two Years After Change in Control
Voluntary Resignation
Health benefits continuation	$7,688	$259,665	$184,315	$366,853	$175,669

Termination for Cause
Severance pay	$118,269	$40,385	$28,385	$25,231	$16,927

Termination by Us Without Cause
Severance pay	$3,075,000	$656,250	$461,250	$328,000	$220,056
Health benefits continuation	7,688	259,665	184,315	366,853	175,669
RSUs - Pro rata vesting (1)	—	—	—	—	48,576
Total	$3,082,688	$915,915	$645,565	$694,853	$444,301

Disability
Severance pay (2)	$3,072,116	$932,308	$737,308	$311,307	$175,797
RSUs vesting (1)	—	—	—	—	201,824
Health benefits continuation	7,688	259,665	184,315	366,853	175,669
Total	$3,079,804	$1,191,973	$921,623	$678,160	$553,290

Death
Severance pay	$—	$—	$—	$—	$230,264
RSUs vesting (1)	—	—	—	—	201,824
Total	$—	$—	$—	$—	$432,088

Events Within Two Years After Change in Control
CIC -- Assuming no termination
Options/RSUs vesting (1)	$—	$706,088	$706,088	$706,088	$589,754
CIC -- SERP Enhanced benefit for
certain terminations (3)	—	793,347	—	648,359	721,298
Termination Without Cause or for Good Reason
Severance pay	12,294,232	2,963,550	2,205,585	1,862,539	943,807
Health benefits continuation	7,688	259,665	184,315	366,853	175,669
280G/4999 Tax Gross-Up (4)	—	—	—	—	—
Total (including CIC items)	$12,301,920	$4,722,650	$3,095,988	$3,583,839	$2,430,528

Death, disability, and voluntary termination (5)

(1)
These amounts represent the market value of shares underlying RSUs and the aggregate in-the-money value of options which would become vested as a direct result of the termination event or change in control before the award's stated vesting date. This calculation of value does not attribute any additional value to options based on their remaining term and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or change in control. Market value and in-the-money value are based on the closing price of our common stock, $36.04, on December 29, 2006.

(2)
The executive officer can be terminated by us for a disability only if a disability has continued for more than 12 months (for Dr. Marlon and Messrs. Collins and Bunker) or six months (for Messrs. Palmer and Giancursio) beyond the executive’s accrued sick leave. For purposes of calculating the severance payable in connection with a termination due to disability, we are showing the value of the applicable number of months of salary and target bonus as in effect during 2006.

Return to Top

(3)
These amounts represent the enhanced present value of SERP benefits resulting from crediting of full years of service upon certain terminations following a change in control, except in the case of Mr. Giancursio the amount represents the present value at December 31, 2006 of his entire SERP benefit which would be deemed vested upon a change in control. For Messrs. Bunker and Palmer, termination for any reason other than death, disability, or by us for cause before completing the year of service which includes the change in control would result in rounding up to a full year of service, which would confer one-half of the benefit amount shown, and any termination other than by us for cause within six years after the change in control would result in crediting of one additional year of service, which would confer one-half of the benefit amount shown.

(4)
Executives are entitled to gross-up payments if a golden parachute excise tax would be imposed under Section 4999 of the Internal Revenue Code, but we estimate that in the illustrated change in control and termination scenarios no golden parachute excise taxes would be incurred so no tax gross-up would be payable.

(5)
Severance payments and health benefits continuation provided to Messrs. Bunker, Collins, Palmer and Giancursio in the event of death, disability, or a voluntary termination of employment, which did not qualify as "good reason" in the two-year period following a change in control would be the same as shown for those termination events not within the two-year period following a change in control, but would qualify for enhanced SERP benefits as explained in footnote (3) above. RSUs and options would have vested upon the CIC, as shown in the row marked "CIC -- Assuming no termination."

DIRECTOR COMPENSATION

The table below summarizes the compensation we paid to our non-executive officer Directors for the fiscal year ended December 31, 2006.

Director Compensation Table -- 2006

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Albert L. Greene	$38,188	$36,356	$159,185	$—	$233,728
Thomas Y. Hartley	46,500	36,356	159,185	—	242,041
Michael E. Luce	43,000	36,356	159,185	—	238,541
Erin E. MacDonald (4)	283,539	—	175,275	16,489(5)	475,303
Charles L. Ruthe	51,500	36,356	159,185	7,000 (6)	254,041
Anthony L. Watson (7)	38,188	36,356	159,185	—	233,728
William J. Raggio (8)	16,000	153,958	—	14,553 (9)	184,511

(1)
Anthony M. Marlon, M.D., our Chief Executive Officer and Chairman of the Board, is not included in this table. He is an employee of the Company and thus receives no separate compensation for his services as a Director. His compensation is shown in the Summary Compensation Table and related compensation tables above.

(2)
The amounts in column (c) reflect the amount of expense we recognized for financial statement reporting purposes for 2006, in accordance with SFAS 123(R), for stock awards, without regard to estimated forfeitures of such awards. For the non-employee Directors, the amount includes expense from restricted stock units (“RSUs”) granted in 2006. No other unvested stock awards were held by any non-employee Director in 2006. Assumptions used in the calculation of these amounts were the same as those for stock awards granted to employees, as discussed in footnote (1) to the Summary Compensation Table. As of December 31, 2006, each Director held the following number of RSUs: Mr. Greene: 4,000; Mr. Hartley: 4,000; Mr. Luce: 4,000; Mr. Ruthe: 4,000; and Mr. Watson: 4,000. All of Mr. Raggio’s 4,000 RSUs vested on May 23, 2006, the date

Return to Top

    of his mandatory retirement from the Board pursuant to the terms of the 1995 Non-Employee Directors Stock Plan. Under that Plan, those vested RSUs will be settled at the earlier of the date one year after retirement, or the date the RSUs would have been settled upon a change in control. As a result of this accelerated vesting on May 23, 2006, we recognized expense under SFAS 123(R) for all of his RSUs in 2006. Ms. MacDonald did not receive a grant of restricted stock units in 2006. As of December 31, 2006, Ms. MacDonald held 30,000 and 24,000 vested RSUs resulting from grants to her on May 20, 2004 and April 21, 2005, respectively. All of Ms. MacDonald’s RSUs vested in 2004 and 2005; consequently, there was no expense taken for her in 2006.

(3)
The amounts in column (d) reflect the amount of expense we recognized for financial statement reporting purposes for 2006, in accordance with SFAS 123(R), without regard to estimated forfeitures of such awards. The amounts include expense from options granted before 2006 which remained unvested in any part of 2006. The Company granted no stock options in 2006. Assumptions used in the calculation of these amounts were the same as those for stock options granted to employees, as discussed in footnote (2) to the Summary Compensation Table. As of December 31, 2006, the non-employee Directors held the following number of outstanding options: Mr. Greene: 85,200; Mr. Hartley: 37,000; Mr. Luce: 46,000; Mr. Ruthe: 81,000; and Mr. Watson: 85,000. Ms. MacDonald had 77,000 outstanding options at year-end 2006. On November 23, 2005, all of Mr. Raggio’s unvested options became immediately vested and exercisable pursuant to the terms of the 1995 Non-Employee Directors’ Stock Plan. Under that Plan, an option becomes exercisable in full at the date six months prior to the expiration of the Participant’s term of office as a Director during which term the Participant reaches the maximum age permitted for election as a Director our Bylaws. Consequently, all of the expense of Mr. Raggio’s options that became exercisable in 2005 was recognized as expense for 2005 and no expense was recognized for Mr. Raggio’s options in 2006.

(4)       Ms. MacDonald was a non-officer employee of Sierra in 2006. On October 25, 2006, she retired from the Board of Directors for health reasons. She continues to be an employee of the Company in a part-time capacity through May of 2007, as special assistant to the CEO. She was not compensated separately for her service as a Director. Until February 2001, she had served as President and Chief Operating Officer of the Company, at which time she assumed part-time duties in the capacity of Chief of Staff. She was compensated under the terms of an employment agreement, which provided for base salary, the rate of which was $233,539 per year in 2006, with eligibility for an annual incentive payment, subject to Sierra meeting specified financial and related targets applicable to executive officers under the Management Incentive Compensation Plan. In December 2006, the Compensation Committee approved an annual incentive award for her in the amount of $50,000. Ms. MacDonald did not receive any grants of stock options or awards during 2006. Other terms of Ms. MacDonald’s employment were similar to those of senior executives described above, including participation in compensatory plans for executives and employees (except that she began in 2001 receiving her SERP I benefit in annual installments; in 2006, we made no future benefit contributions under that plan on her behalf and she otherwise accrued no additional benefits under that plan).

(5)       Ms. MacDonald received a total of $5,689 in perquisites in 2006 for personal use of the Company’s aircraft. Ms. MacDonald also received a matching contribution from the Company of $10,800 for her contribution in the Company’s Profit Sharing/401(k) Plan and Trust.

(6)       This amount is compensation paid to Mr. Ruthe in his capacity as Chairman of the Board of Health Plan of Nevada, Inc., a wholly-owned subsidiary of the Company.

(7)       Mr. Watson earned $38,188 in fees in 2006. Of this amount, $269 was paid to Mr. Watson in cash and $37,919 was paid in shares of our stock.

(8)       Mr. Raggio served as a non-employee Director in 2006 through May 23, 2006, the date of the Company’s 2006 Annual Meeting. At that time he retired in accordance with our mandatory retirement policy and was given the honorary title of Director Emeritus for a one-year term. As explained in footnote 2 above, all of Mr. Raggio’s outstanding RSUs received accelerated vesting on May 23, 2006, his mandatory retirement date.
(9)      The amount shown includes a retirement gift to Mr. Raggio with a total value of $12,432; an expense of $2,022, for his spouse to accompany him on an educational Board Meeting retreat, at the invitation of the

Return to Top

Board. Each of the non-employee directors is covered by a $50,000 group term life and $50,000 AD&D policy, paid for by the Company.

For 2006, the Company paid Directors who are not officers or employees of Sierra $24,000 per annum, plus a $1,000 meeting fee for the first two hours and $500 for each additional hour for Board meetings attended. The Company also paid additional annual retainer fees as follows: Chairman of the Audit Committee, $5,000; the Chairman of each of the Compensation Committee and the Nominating and Governance Committee, $2,000; and the Lead Director, $2,000. The Company paid Directors $1,000 for attendance at meetings of the Compensation Committee, the Nominating and Governance Committee, and the Audit Committee, plus, in the case of the Audit Committee, $500 for each hour after the first hour. Telephonic attendance at any meeting was paid at 50% of the standard rate. This payment structure was changed in January 2007 as a result of a performance and compensation evaluation conducted on the Directors by an independent consulting firm, Watson Wyatt. As a result of this evaluation, Watson Wyatt recommended, and the Nominating and Governance Committee approved and adopted, at its meeting on January 25, 2007, a new schedule of fees for Directors effective January 2007, as follows: The Company pays Directors who are not officers or employees of Sierra $36,000 per annum, plus a $2,000 meeting fee for Board meetings attended. The Company also pays annual retainer fees as follows: Chairman of the Audit Committee, $10,000; the Chairman of each of the Compensation Committee and the Nominating and Governance Committee, $5,000; and the Lead Director, $10,000. The Company pays Directors $1,500 for attendance at meetings of the Compensation Committee, the Nominating and Governance Committee, and the Audit Committee. Telephonic attendance at any meeting is paid at 50% of the standard rate. This schedule of Board fees applies only to non-employee Directors. Directors who are also employees receive no additional compensation for service as a Director.

As in effect in 2005, the Non-Employee Directors’ Stock Plan (the “Directors’ Plan”) provided for an annual grant to each non-employee Director of an option to purchase 20,000 shares of Common Stock. Such grants were made automatically on the date on which a person was first elected to the Board of Directors and on each January 20 thereafter (unless the initial grant occurred within four months prior to such date). The options’ exercise price per share is equal to the fair market value of a share on the date of grant. Such options become exercisable (i) as to 20% of the underlying shares on each of the first five anniversaries of the date of grant, (ii) at the date six months prior to the expiration of a Director’s term, if such Director continues to serve through such date and will reach age 78 before the expiration of the term, or (iii) immediately (a) if the Director ceases to serve due to death or disability, or (b) upon a change in control more than six months after grant. The options expire at the earliest of (i) ten years after grant, (ii) one year after the optionee ceases to serve as a Director due to death, disability or retirement or (iii) six months after the optionee ceases to serve as a Director for any other reason (the post-termination period is extended for up to one year if the optionee dies during such period). Options not exercisable at or before the time a Director ceases to be a Director are canceled. The Directors’ Plan also permits a non-employee Director to elect to forego cash fees that are otherwise payable and receive instead the equivalent value in shares of Common Stock or credits of “deferred stock” that will be settled at a future date by issuance of Common Stock. During 2006, one of our Directors, Mr. Watson, elected to receive his board and committee fees in Common Stock in lieu of cash.

In 2006, the Board discontinued option grants to non-employee Directors, replacing them with grants of restricted stock units. Stockholders approved an amendment to our Non-Employee Directors’ Stock Plan permitting grants of RSUs at the 2006 Annual Meeting. For 2006, the Board authorized an annual grant of 4,000 RSUs to each non-employee Director. These RSUs generally vest four years after grant, with one-half of the vested RSUs to be settled at the time of vesting and one-half of the RSUs required to be held by the Director until retirement or other termination of service. Vesting is subject to acceleration in the event of death, disability, mandatory retirement, and change in control of Sierra (the proposed merger with UnitedHealth Group, if completed, would constitute a change in control for purposes of the RSUs). For 2007, the Board authorized an annual grant of 2,000 RSUs in January 2007. The vesting of these RSUs is in two tranches: 50% vest on March 1, 2008 and 50% vest on January 22, 2011. On each vesting date, 50% of the 1,000 RSUs will settle (unless deferred at the election of the Director) and 50% will settle at retirement or other termination of service. Four of our five non-employee Directors elected to defer the settlement of their first tranche to January 22, 2011.

No stock options were granted to non-employee Directors in 2006 or to date in 2007. Options were granted to the Directors in earlier years, with vesting over five years. Due to this long vesting period, we are continuing to recognize expense for these options in 2006 and later years, which results in the dollar amounts shown in the “Option Awards” column of the Director Compensation Table above.

Return to Top

Directors are subject to stock ownership guidelines that call for Directors to reach and maintain ownership of our Common Stock equal in value to at least two times the amount of the annual retainer for Directors in 2006 and at least four times the amount of the annual retainer in 2007. Each current non-employee Director currently owns Common Stock exceeding the level required by these guidelines.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, regarding outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance (excluding 401(k) plans and similar tax-qualified plans):

(columns (a) and (c) in thousands)
	(a)	(b)	(c)
	Number Of Securities		Number Of Securities
	To Be Issued Upon	Weighted-Average	Remaining Available For
	Exercise Of	Exercise Price Of	Future Issuance Under
Plan Category	Outstanding Awards	Outstanding Awards	Equity Compensation Plans	(1)

Equity compensation plans approved by security holders	626	$4.82	1,580	(2)

Equity compensation plans not approved by security holders (3)	1,689	11.81	3,406

Total	2,315	9.92	4,986

See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our stock based compensation plans.

(1)
All of the shares available for future issuance include: (i) 3,986,000 shares under the 1995 Long-Term Incentive Plan (“LTIP”), as amended and restated, issuable as restricted stock, as a bonus, or otherwise as “full-value” awards; (ii) 230,000 shares under the 1995 Non-Employee Directors' Stock Plan (“Directors’ Plan”), as amended and restated, issuable as restricted stock units or as shares or deferred shares in lieu of directors’ fees; and (iii) 770,000 shares under the Amended and Restated 1985 Employee Stock Purchase Plan (“ESPP”), which may be sold directly to employees at a discount. Shares other than those under the ESPP may also be issued in connection with options, warrant and rights.

(2)	Includes 770,000 shares remaining available for future issuance under the ESPP, of which 49,000 were issued in January 2007.

(3)
The LTIP was approved by stockholders in 1995, with additional shares authorized by stockholders in 1998. Subsequent amendments to the Plan by the Board of Directors reserved additional shares for the LTIP, resulting in 1,354,000 shares in column (a) and 3,406,000 shares in column (c) at December 31, 2006. The LTIP authorizes grants of incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock (including in lieu of other payment obligations), dividend equivalents, and other stock-based awards. To date, we have granted primarily options and deferred stock (designated as restricted stock units) under the LTIP. Options must have an exercise price of at least 100% of the fair market value of our Common Stock on the grant date, and generally have a term not exceeding ten years. The exercise price may be paid in cash or by surrender of previously acquired shares. Restricted stock units granted under the LTIP are generally to be settled only in shares, and are subject to a risk of forfeiture upon termination of employment for a specified period, except more favorable terms apply to termination due to death, disability and in other specified cases. The LTIP provides that certain awards will become vested upon a change in control of Sierra.

The Directors' Plan was approved by stockholders in 1995 and, as amended and restated, was reapproved by stockholders in 2006. As amended, the Directors’ Plan accounts for 335,000 shares in column (a),

Return to Top

representing shares subject to awards granted before the 2006 reapproval of the Directors’ Plan. The Directors’ Plan authorizes the grant of restricted stock units or stock options.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s Directors and executive officers and persons who beneficially own more than 10% of the Company’s outstanding Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, the Company’s Directors and executive officers and beneficial owners of more than 10% of the Company’s outstanding Common Stock complied with all Section 16(a) reporting requirements in a timely fashion during the fiscal year ended December 31, 2006.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth information with respect to the beneficial ownership, as of March 26, 2007, of Sierra’s Common Stock by the only persons known to us to have beneficial ownership of more than 5% of such class, by each of our Directors, by each of our NEOs and by our Directors and executive officers as a group. Each person is believed to exercise sole voting and dispositive power over the shares reported, except (i) in the case of shares held for an employee’s account under our 401(k) plan, the employee has dispositive power but his or her right to vote is not explicitly provided in the plan and plan trust documents, and (ii) in other cases, as indicated in the footnotes to the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Anthony M. Marlon, M.D.	4,452,080	(1)	8.0%
Jonathon W. Bunker	126,240	(2)	*
Frank E. Collins	201,420	(3)	*
Paul H. Palmer	86,159	(4)	*
Donald J. Giancursio	13,437	(5)	*
Albert L. Greene	69,051	(6)	*
Thomas Y. Hartley	20,000	(7)	*
Michael E. Luce	25,000	(8)	*
Charles L. Ruthe	76,900	(9)	*
Anthony L. Watson	63,253	(10)	*
All Directors and Executive Officers as a Group (12 persons)	5,155,088	(11)	9.2%
Putnam, LLC dba Putnam Investments	3,533,127	(12)	6.4%
UnitedHealth Group Incorporated	4,452,080	(13)	8.0%
*	Indicates beneficial ownership of less than 1%.

(1)
Includes 104,000 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options and settlement of restricted stock units (“RSUs”) that vested before 2006 but which are subject to mandatory deferral of settlement until May 20, 2007. The number of shares reported as beneficially owned includes 3,826,954 shares held indirectly through a total of four trusts established by Dr. Marlon and his wife, 3,000 shares held indirectly through a limited partnership (the "Partnership"), and 305,296 shares held indirectly by the AMM&RM Family Limited Partnership ("ARFLP").  Dr. Marlon may be deemed to have or share voting power and/or dispositive power over the shares held by the four trusts and, therefore, to have beneficial ownership with respect to such shares. Dr. Marlon, as managing general partner of the Partnership, has sole voting and dispositive power over the shares held by the Partnership. Dr. Marlon, as a general

Return to Top

            partner of ARFLP, may be deemed to have or share voting and/or dispositive power over the shares held by ARFLP (a limited partnership of which Dr. Marlon, his spouse, and a trust for the benefit of Jeannine A. Zeller, Dr. Marlon's daughter, are general and/or limited partners).  Dr. Marlon disclaims beneficial ownership as to the shares held by the four trusts, other than the 1,439,630 shares held by the Marlon Family Trust (a revocable trust of which he is a trustee), and the shares held by ARFLP. The number of shares reported as beneficially owned also includes 212,830 shares held for Dr. Marlon's account under our 401(k) plan for employees. Dr. Marlon's beneficial ownership does not include 552,020 shares held in five trusts for the benefit of family members, the trustee of each of which is Oshins & Associates, LLC.  Dr. Marlon's beneficial ownership also does not include 88,000 shares deliverable in the future in settlement of vested RSUs, which do not constitute beneficial ownership because the RSUs cannot be settled currently or within 60 days after March 26, 2007.

(2)
Includes 95,750 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options and settlement of RSUs that vested before 2006 but which are subject to mandatory deferral of settlement until May 20, 2007. Mr. Bunker’s beneficial ownership includes 8,000 shares held in his 401(k) plan account; it does not include 64,000 shares deliverable in the future in settlement of vested but deferred RSUs.

(3)
Includes 122,082 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options and settlement of RSUs that vested before 2006 but which are subject to mandatory deferral of settlement until May 20, 2007. Mr. Collins’ beneficial ownership includes 7,572 shares held in his 401(k) plan account; it does not include 46,000 shares deliverable in the future in settlement of vested but deferred RSUs.

(4)
Includes 75,750 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options and settlement of RSUs that vested before 2006 but which are subject to mandatory deferral of settlement until May 20, 2007. Mr. Palmer’s beneficial ownership includes 1,790 shares held in his 401(k) plan account; it does not include 24,000 shares deliverable in the future in settlement of vested but deferred RSUs.

(5)
Includes 11,000 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options. Mr. Giancursio’s beneficial ownership includes 2,314 shares held in his 401(k) plan account; it does not include 14,000 shares deliverable in the future in settlement of unvested and vested but deferred RSUs.

(6)
Includes 62,200 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options. Mr. Greene’s beneficial ownership does not include 6,000 shares deliverable in the future in settlement of RSUs.

(7)
Includes 14,000 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options. Mr. Hartley’s beneficial ownership does not include 6,000 shares deliverable in the future in settlement of RSUs.

(8)
Includes 23,000 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options. Mr. Luce’s beneficial ownership does not include 6,000 shares deliverable in the future in settlement of RSUs.

(9)
Includes 58,000 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options. Mr. Ruthe’s beneficial ownership does not include 6,000 shares deliverable in the future in settlement of RSUs.

(10)
Includes 62,000 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options. Mr. Watson’s beneficial ownership does not include 6,000 shares deliverable in the future in settlement of RSUs.

(11)	Includes 645,182 shares that can be acquired within 60 days of March 26, 2007, upon the exercise of stock options and settlement of RSUs, and 232,957 shares held in 401(k) plan accounts for employees.

Return to Top

(12)
This information is derived from this stockholder’s Schedule 13G/A filed with the SEC on February 13, 2007, reporting the number of shares beneficially owned at an unspecified date. The business address of Putnam LLC dba Putnam Investments (“Putnam”) is One Post Office Square, Boston, MA 02109. Putnam, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (“MMC”), filed the Schedule 13G/A on behalf of itself and its parent, MMC, and two of its wholly-owned subsidiaries: Putnam Investment Management, LLC (“PIM”), which is the investment adviser to the Putnam family of mutual funds, and The Putnam Advisory Company, LLC (“PAC”), which is the investment adviser to Putnam’s institutional clients. Putnam reported having shared voting power over 343,532 shares and shared dispositive power over 3,533,127 shares, representing beneficial ownership of 6.2% of the outstanding class. PIM reported having shared voting power over 14,600 shares and shared dispositive power over 2,918,183 shares, representing beneficial ownership of 5.1% of the outstanding class. PAC reported having shared voting power over 328,932 shares and shared dispositive power over 614,944 shares, representing beneficial ownership of 1.1% of the outstanding class. MMC reported beneficial ownership of no shares of our Common Stock. PIM and PAC have dispositive power over the shares as investment managers, but the mutual fund’s trustees rather than PIM have voting power over the shares held by each fund, and PAC has shared voting power over the shares held by institutional clients. Pursuant to Rule 13d-4, MMC and PIM declared that the filing of the Schedule 13G/A shall not be deemed an admission by either or both of them that they are the beneficial owner of the securities covered by the filing, and further stated that neither of them have any power to vote or dispose of, or direct the voting or disposition of, any of the securities covered by the filing.

(13)
These shares may be deemed to be beneficially owned by UnitedHealth Group Incorporated (“UNH”) by virtue of a Voting and Support Agreement, dated as of March 11, 2007 (the “Voting Agreement”), between UNH and Anthony M. Marlon. These are the same shares as are shown in the table as beneficially owned by Dr. Marlon, as described more fully in footnote (1) above. UNH and Sierra entered into an Agreement and Plan of Merger, dated as of March 11, 2007, which provides for the merger of Sierra and a subsidiary of UNH. If the merger is completed, Sierra will become a subsidiary of UNH and each share held by Sierra’s stockholders will be converted into a right to receive $43.50. Before the merger is completed, it must be approved by Sierra’s stockholders; completion of the merger is also subject to a number of other conditions. Under the Voting Agreement, Dr. Marlon agreed that his Sierra shares will be voted (i) in favor of approval of the Merger Agreement and otherwise to cause the merger to be completed, and (ii) against any other action that could be expected to result in Sierra breaching its agreements with UNH relating to the merger, including any competing takeover proposal. Dr. Marlon also granted UNH an irrevocable proxy coupled with an interest to vote his shares as provided for in the Voting Agreement. Dr. Marlon’s commitment applies only to shares as to which he has the right to vote, including shares he may acquire, but does not require that he in fact exercise options or take other actions to acquire additional shares, and does not provide any right of UNH to acquire his shares. UNH disclaims beneficial ownership of the shares subject to the Voting Agreement. The principal executive offices of UNH are located at UnitedHealth Group Center, 9900 Bren Road East, Minnetonka, Minnesota.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Jeannine A. Zeller, the adult daughter of Dr. Marlon, our CEO, was formerly the Director of Health Services, of Sierra Military Health Services, LLC. During 2006, she worked as a part time attorney for the Legal Department. In 2006, she earned an aggregate annual compensation of $8,479. Dr. Marlon’s adult son, Robert Marlon, was an employee of the Company during 2006, serving as Project Manager, Customer Service Operations. During 2006, he earned an aggregate annual compensation of $82,437.

From time to time, the Company places a portion of its available cash reserves in various investments. These investments have included equity participation in real estate joint ventures and high yield trust deeds for commercial acquisition and/or development of land by unrelated third-party developers and entities formed to invest in land that may be resold to developers. Licensed mortgage brokers are the source of proposals for such transactions and make proposals not only to the Company but to other investors. A committee of the Chief Financial Officer and other executives reviews and considers the terms based upon internally-developed guidelines and recommends whether or not to make the investments, based on its view of the merits of the project and developer. The Company generally

Return to Top

attempts to invest slightly more than a majority in each loan that the committee determines is appropriate. The notes are secured by deeds of trusts and generally by the personal guarantee of the developer. Dr. Marlon, Mr. Palmer, Mr. Bunker, Mr. Collins, Mr. Briggs and certain other senior executives, Directors and employees of the Company, along with other unrelated third-party investors, also invest their personal funds in some of the same trust deeds and real estate joint ventures discussed below. At December 31, 2006, the Company had approximately $88.5 million invested in trust deed mortgage notes and real estate joint ventures. The Company’s investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. The Company’s investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah. During 2006, the Company invested a total of $63.4 million in new trust deed notes and real estate joint ventures, some of which were repaid during the year. The Company has invested an additional $8.7 million in new trust deed notes through the first three months of 2007.

On March 11, 2007, we entered into separate Indemnity Agreements with each of our directors and with a number of our officers and our subsidiaries’ officers. Each of the Indemnity Agreements, which contain identical provisions, provides, subject to specified exceptions, that the Company will indemnify the respective director or officer to the fullest extent permitted by Nevada law and our articles of incorporation and bylaws in proceedings commenced by third parties, in derivative actions, and in situations where such director or officer is a witness or threatened to be made a witness. Each Indemnity Agreement also provides for contribution in situations where indemnification is not available, and contains provisions regarding advancement of expenses and our obligation, subject to specified qualifications, to maintain directors' and officers' liability insurance coverage.

Among the corporate officers who have separate Indemnity Agreements with us are: Anthony M. Marlon, M.D., Chairman of the Board and Chief Executive Officer; Jonathon W. Bunker, President and Chief Operating Officer; Frank E. Collins, Senior Executive Vice President, Legal and Administration; Donald J. Giancursio, Senior Vice President, Sales and Marketing; Paul H. Palmer, Senior Vice President, Chief Financial Officer and Treasurer; Darren G.D. Sivertsen, Senior Vice President, Operations; Marc R. Briggs, Vice President , and Chief Accounting Officer; and Lawrence S. Howard, Senior Vice President, Program Office. The directors, in addition to Dr. Marlon, who signed Indemnity Agreements with us are: Charles L. Ruthe, Albert L. Greene, Thomas Y. Hartley, Michael E. Luce, and Anthony L. Watson.

The foregoing description of the Indemnity Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Indemnity Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 13, 2007, and incorporated herein by reference.

Director Independence.

The information presented above under Item 10 is incorporated into this Item 13 by reference.

Return to Top

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte”) which includes Deloitte Consulting, for the 2006 and 2005 fiscal years.

	2006	2005
Audit fees (1)	$1,058,400	$934,000
Audit-related fees (2)	81,000	32,000
Tax fees (3)	—	36,000
All other fees (4)	—	—
Total	$1,126,400	$1,002,000

(1)
Audit fees consist of fees for the audit of our annual financial statements, the review of quarterly financial statements, consents related to SEC registration statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits and financial audits of subsidiaries. Audit fees also included fees for professional services rendered for the audit of (i) management’s assessment that the Company maintained effective internal control over financial reporting, and (ii) the effectiveness of the Company’s internal control over financial reporting.

(2)
Audit-related fees consist principally of fees for assurance and related services that are reasonably related to the performance of an audit and fees for the audit of the Company’s employee benefit plans.

(3)	There were no fees paid to Deloitte for tax compliance, tax advice, or tax planning in 2006 or 2005. Tax fees for 2005 consisted of fees for tax compliance software and associated training.

(4)	There were no other fees and no fees paid to Deloitte Consulting during the years ended December 31, 2006 or 2005.

The Audit Committee Charter sets forth the Company’s policy regarding retention of the independent registered public accounting firm, requiring the Audit Committee to review and approve in advance the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services. The Chair of the Audit Committee, or in the absence of the Chair, any member of the Audit Committee designated by the Chair, has authority to approve in advance any lawfully permitted non-audit services. The Audit Committee is authorized to establish other policies and procedures for the pre-approval of such services. Where non-audit services are approved under delegated authority, the action must be reported to the full Audit Committee at its next regularly scheduled meeting. All of the audit-related fees, tax fees or other fees shown in the table above were approved pursuant to the Audit Committee’s pre-approval process, as such process was in effect at the time of the approval of the particular fee.

The Audit Committee has considered the compatibility of non-audit services performed by Deloitte with the auditors’ independence. The Audit Committee has concluded that the provision of non-audit services by Deloitte is compatible with that firm maintaining its independence from the Company and its management.

Return to Top

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 is hereby supplemented as follows:

The following Exhibits are filed as part of this amended Report:

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

Return to Top

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC.

	By:	/s/ Anthony M. Marlon, M.D.
Date: April 30, 2007	Anthony M. Marlon, M.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Chief Executive Officer)	April 30, 2007

/s/ Marc R. Briggs Marc R. Briggs	Senior Vice President of Finance, Chief Financial Officer and Treasurer	April 30, 2007

/s/ Thomas Y. Hartley Thomas Y. Hartley	Lead Director	April 30, 2007

/s/ Charles L. Ruthe Charles L. Ruthe	Director	April 30, 2007

/s/ Albert L. Greene Albert L. Greene	Director	April 30, 2007

/s/ Michael E. Luce	Director	April 30, 2007
Michael E. Luce

/s/ Anthony L. Watson Anthony L. Watson	Director	April 30, 2007