Form 10-Q
period 2007-06-30
SIERRA HEALTH SERVICES INC
filed 2007-07-31
CIK 754009

United States
Securities And Exchange Commission
Washington, DC 20549

FORM 10-Q

 (Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007
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

The number of shares outstanding of the registrant's Common Stock as of July 26, 2007 was 56,152,000.

Sierra Health Services, Inc.
Quarterly Report on Form 10-Q
For The Period Ended June 30, 2007

        i

Part I.  Financial Information
Item 1.                      Financial Statements
Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$143,478	$58,918
Investments	288,398	323,846
Accounts receivable (less allowance for doubtful accounts: 2007 - $9,184; 2006 - $5,518)	31,510	21,308
Current portion of deferred tax asset	45,968	29,861
Prepaid expenses and other current assets	101,291	110,020
Total current assets	610,645	543,953

Property and equipment, net	64,947	71,893
Restricted cash and investments	17,403	19,428
Goodwill	14,782	14,782
Deferred tax asset (less current portion)	26,590	18,656
Note receivable (less valuation allowance: 2007 and 2006 - $15,000)	47,000	47,000
Other assets	92,258	93,700
Total assets	873,625	809,412

Liabilities and stockholders' equity
Current liabilities:
Accrued and other current liabilities	78,450	99,314
Trade accounts payable	1,670	1,552
Accrued payroll and taxes	28,580	25,925
Medical claims payable	191,788	222,895
Premium deficiency reserve	39,294	1,076
Unearned premium revenue	121,934	52,075
Current portion of long-term debt	3,558	116
Total current liabilities	465,274	402,953

Long-term debt (less current portion)	55,505	118,734
Other liabilities	91,703	71,007
Total liabilities	612,482	592,694

Commitments and contingencies

Stockholders' equity:

Preferred stock, $.01 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2007 – 73,513;
2006 – 70,835 shares issued; 2007 – 56,008; 2006 – 53,824 shares outstanding	368	354
Treasury stock at cost: 2007 – 17,425; 2006 – 17,011 common stock shares	(615,755)	(600,539)
Additional paid-in capital	466,771	436,643
Accumulated other comprehensive loss	(9,530)	(8,635)
Retained earnings	419,289	388,895
Total stockholders' equity	261,143	216,718
Total liabilities and stockholders' equity	$873,625	$809,412

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Medical premiums	$457,246	$400,664	$925,320	$815,108
Professional fees	14,394	12,882	29,036	25,797
Investment and other revenues	10,407	10,892	22,328	21,781
Total	482,047	424,438	976,684	862,686

Operating expenses:
Medical expenses	362,211	321,545	797,522	658,064
General and administrative expenses	59,528	50,422	118,720	101,761
Total	421,739	371,967	916,242	759,825

Operating income	60,308	52,471	60,442	102,861
Interest expense	(1,037)	(1,002)	(2,992)	(1,778)
Other income (expense), net	844	9	1,494	(24)

Income before income taxes	60,115	51,478	58,944	101,059
Provision for income taxes	(20,755)	(17,944)	(20,823)	(34,854)
Net income	$39,360	$33,534	$38,121	$66,205

Net income per common share	$0.70	$0.60	$0.68	$1.16

Net income per common share assuming dilution	$0.67	$0.54	$0.65	$1.05

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		In Treasury		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stock- holders'

	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance, January 1, 2006	69,136	$346	11,006	$(377,190)	$400,287	$(1,750)	$262,559	$284,252
Common stock issued in connection with stock plans	557	3	(461)	15,589	6,697	—	(11,570)	10,719
Share-based compensation expense	—	—	—	15	3,024	—	3	3,042
Common stock issued in connection with conversion of debentures	54	—	—	—	500	—	—	500
Excess tax benefits from share-based payment arrangements	—	—	—	—	10,260	—	—	10,260
Repurchase of common stock shares	—	—	3,136	(127,780)	—	—	—	(127,780)
Comprehensive income:
Net income	—	—	—	—	—	—	66,205	66,205
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($3,269 pretax)	—	—	—	—	—	(2,125)	—	(2,125)
Total comprehensive income	—	—	—	—	—	(2,125)	66,205	64,080
Balance, June 30, 2006	69,747	$349	13,681	$(489,366)	$420,768	$(3,875)	$317,197	$245,073

Balance, January 1, 2007	70,835	$354	17,011	$(600,539)	$436,643	$(8,635)	$388,895	$216,718
Common stock activity in connection with stock plans	135	1	(171)	4,665	1,056	—	(3,658)	2,064
Share-based compensation expense	—	—	—	1,200	1,596	—	198	2,994
Common stock issued in connection with conversion of debentures	2,543	13	—	—	23,243	—	—	23,256
Excess tax benefits from share-based payment arrangements	—	—	—	—	4,233	—	—	4,233
Repurchase of common stock shares	—	—	585	(21,081)	—	—	—	(21,081)
Cumulative effect from adoption of FIN 48	—	—	—	—	—	—	(4,267)	(4,267)
Comprehensive income:
Net income	—	—	—	—	—	—	38,121	38,121
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($2,088 pretax)	—	—	—	—	—	(1,357)	—	(1,357)
Unfunded portion of defined benefit pension plan ($711 pretax)	—	—	—	—	—	462	—	462
Total comprehensive income	—	—	—	—	—	(895)	38,121	37,226
Balance, June 30, 2007	73,513	$368	17,425	$(615,755)	$466,771	$(9,530)	$419,289	$261,143

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$38,121	$66,205
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	7,976	8,239
Share-based compensation expense	2,994	3,042
Excess tax benefits from share-based payment arrangements	(4,233)	(10,260)
Provision for doubtful accounts	3,424	1,202
Other adjustments	(1,082)	149
Change in operating assets and liabilities:
Deferred tax asset	(23,299)	(3,217)
Other current assets	1,838	(34,485)
Other assets	(2,271)	(3,500)
Accrued payroll and taxes	2,655	5,093
Medical claims payable	(31,107)	12,097
Other current liabilities	(10,464)	30,515
Unearned premium revenue	69,859	65,090
Premium deficiency reserve	38,217	—
Other liabilities	16,888	(73)
Net cash provided by operating activities	109,516	140,097

Cash flows from investing activities:
Capital expenditures, net of dispositions	(120)	(8,179)
Purchase of investments, net of proceeds	27,789	(36,268)
Net cash provided by (used for) investing activities	27,669	(44,447)

Cash flows from financing activities:
Payments on debt and capital leases	(40,078)	(53)
Proceeds from other long-term debt	—	20,000
Purchase of treasury stock	(21,081)	(127,780)
Excess tax benefits from share-based payment arrangements	4,233	10,260
Proceeds from exercise of stock in connection with stock plans	4,301	10,719
Net cash used for financing activities	(52,625)	(86,854)

Net increase in cash and cash equivalents	84,560	8,796
Cash and cash equivalents at beginning of period	58,918	88,059
Cash and cash equivalents at end of period	$143,478	$96,855

Supplemental condensed consolidated statement of cash flows information:
Cash paid during the period for interest	$2,966	$1,339
Net cash paid during the period for income taxes	45,015	21,248
Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	23,256	500
Asset received in consideration for payment of a loan	6,815	—
Additions to capital leases	171	—
Cashless exercise of restricted stock units	2,237	—
Investments purchased but not settled	8,285	2,531

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

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2006 have been reclassified to conform to the current year presentation. Such reclassifications have no effect on net income as previously reported.

2.           Pending Business Combination

On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with UnitedHealth Group Incorporated, a Minnesota corporation ("UnitedHealth Group"), and Sapphire Acquisition, Inc., a Nevada corporation and an indirect wholly-owned subsidiary of UnitedHealth Group ("Merger Sub").  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with Sierra continuing as the surviving company.  At the effective time of the Merger, each issued and outstanding share of the Company's common stock (other than shares owned by UnitedHealth Group or Merger Sub, whose shares will be cancelled), will be converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement. Completion of the Merger is subject to various conditions, including, among others, (i) approval of the holders of a majority of the outstanding shares of the Company's common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act (“HSR”) waiting period, (iii) absence of any order, injunction or other judgment or decree prohibiting the consummation of the Merger, (iv) receipt of required governmental consents and approvals without negative regulatory action, and (v) subject to certain exceptions, the accuracy of the representations and warranties of the Company and UnitedHealth Group, as applicable, and compliance by the Company and UnitedHealth Group with their respective obligations under the Merger Agreement.  The Merger Agreement contains certain termination rights for both the Company and UnitedHealth Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay UnitedHealth Group a termination fee of $85.0 million and in other circumstances, UnitedHealth Group may be required to pay Sierra a termination fee of $25.0 million.

On May 16, 2007, the Company and UnitedHealth Group received a request for additional information from the Antitrust Division of the U.S. Department of Justice (“DOJ”) regarding the proposed merger between the two companies.  The information request, also known as a “second request,” was issued under notification requirements of the HSR.   The effect of the second request is to extend the waiting period imposed by the HSR until 30 days after the Company and UnitedHealth Group have substantially complied with the request for additional information, unless the period is extended voluntarily by the parties or terminated sooner by the DOJ.

On June 27, 2007, the Company’s stockholders approved the Merger Agreement.

3.           Medicare Part D Prescription Drug Program (“PDP”).

The Company contracted with the Centers for Medicare and Medicaid Services ("CMS") to offer a basic stand-alone PDP (“Basic Plan”) to eligible Medicare beneficiaries effective January 1, 2006.  The Company offered the Basic Plan in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. The Company was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries.

In 2007, the Company continues to offer a Basic Plan in 30 states and the District of Columbia. The Company remains eligible as a PDP sponsor for its current auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. The Company is no longer a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas.  For 2007, the Company, for the first time, offers an enhanced benefit plan (“Enhanced Plan”) in the same 30 states and the District of Columbia.  The Enhanced Plan provides brand name and generic prescription drug benefits through the coverage gap.  See Note 4 for further discussion of the premium deficiency reserve associated with the Enhanced Plan.

The Company recognizes premium revenue as earned over the contract period; however, pharmacy and administrative costs are required to be recognized as incurred with no allocation or annualized estimation of the impact of deductibles, the coverage gap or “donut hole,” prior to it being reached by the member, or reinsurance.  This method of recognizing revenues and expenses results in a disproportionate amount of expense in the first part of each contract year when the plan is responsible for a larger portion of the drug cost.

CMS shares in the risk of certain pharmacy costs related to the basic benefits covered in both stand-alone plans.  The Company recognizes a risk sharing receivable or payable based on the year-to-date activity.  The risk sharing receivable or payable is accumulated for each contract and recorded in the Condensed Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

Payments from CMS for reinsurance and for cost sharing related to low income individuals (“Subsidies”) are recorded as a payable when received. This payable is reduced when reinsurance is utilized and Subsidies are provided by the Company.  This activity is accumulated and when the net balance for each contract is negative, it is reclassed to a receivable.   The payable or receivable is recorded in the Condensed Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period. A reconciliation of the final risk sharing, Subsidies, and reinsurance amounts is performed following the end of the 2006 contract year and is expected to be finalized by the fourth quarter of 2007.

During 2006 and 2007, the PDP membership data submitted by CMS to plan sponsors contained many inaccuracies, which resulted in plan sponsors providing pharmacy benefits to members that were ultimately not theirs.  CMS created a formal program-wide reconciliation process to reconcile the amounts owed from one plan sponsor to another.  The Company has recorded its best estimate of amounts due from and due to other plan sponsors under this process based on data currently available to the Company.  These amounts are recorded in the Condensed Consolidated Balance Sheet in prepaid expenses and other current assets and accrued and other current liabilities, respectively.

4.           Premium Deficiency Reserves

In 2007, the Company offered its Basic Plan and, for the first time, it offered an Enhanced Plan.  The Company engaged independent actuarial consultants in developing the Enhanced Plan.  The premium structure for the Enhanced Plan was based on a projected level of utilization per member.  The Company's experience so far in 2007 indicates it will experience significantly increased costs from what the actuarial projections anticipated.  Based on the data available to date, the Company believes that estimated 2007 pharmacy and administrative maintenance costs will exceed the estimated 2007 premiums.

For purposes of analyzing premium deficiencies, the Company follows the guidance provided by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards No. 60 "Accounting and Recording by Insurance Enterprises" ("SFAS 60"), which requires contracts to be grouped in a manner consistent with its method of acquiring, servicing, and measuring the profitability of such contracts.  Based on the guidance provided in SFAS 60, the Company concluded that it should evaluate the Enhanced Plan and the Basic Plan separately when determining if a premium deficiency exists.  SFAS 60 also requires a premium deficiency be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and administrative maintenance costs exceeds related unearned premiums.  The Company does not consider anticipated investment income in determining if a premium deficiency exists. The Company recorded $48.8 million in estimated pre-tax losses related to its Enhanced Plan during the first quarter of 2007.  This estimate represented expected pre-tax losses for the entire year 2007 and resulted in a premium deficiency reserve of $44.5 million at March 31, 2007.  Based on the most current available data, the Company now estimates that the pre-tax losses for the entire year 2007 related to the Enhanced Plan will be $55.3 million.  The $6.5 million increase in the Company’s estimate was recorded in general and administrative expenses, as the entire increase in the projected premium deficiency is related to higher bad debt expense for the members' portion of the premiums. As a result, the premium deficiency reserve related to the Enhanced Plan was adjusted to $39.3 million at June 30, 2007, after utilizing $11.7 million of the premium deficiency reserve during the quarter.  The Company did not submit a bid to CMS for an Enhanced Plan offering for 2008 and therefore will not be offering this plan in 2008.

5.           Investments

Of the cash and cash equivalents and current investments that total $431.9 million in the accompanying Condensed Consolidated Balance Sheet at June 30, 2007, $396.7 million is limited for use only by the Company's regulated subsidiaries.  Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments.  The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, trust deed mortgage notes, limited partnerships, and real estate joint ventures.  At June 30, 2007, approximately 74% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds.  All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value.  Fair value is estimated primarily from published market values at the balance sheet date.  These investments are available for use in the current operations regardless of contractual maturity dates.  Restricted investments are classified as non-current assets. The Company calculates realized gains and losses using the specific identification method and includes them in investment and other revenues.  Unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders' equity, net of income tax effects, until realized.  The Company does not have any held-to-maturity investments. The Company does not believe any of its available-for-sale or restricted investments are other than temporarily impaired at June 30, 2007.

The Company classifies investments in trust deed mortgage notes, limited partnerships, and real estate joint ventures as other investments.  These investments are classified as current assets if expected maturity is within one year of the balance sheet date.  Otherwise, they are classified as long-term investments.  The Company believes that no adjustments are required to its recorded amounts of investments in trust deed mortgage notes, limited partnerships or real estate joint ventures at June 30, 2007.

6.           Long-Term Debt

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

During the first quarter of 2006, a debenture holder ("holder") converted $500,000 in debentures for approximately 54,000 shares of common stock.  During the third quarter of 2006, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During the first quarter of 2007, the Company entered into one privately negotiated transaction with a holder pursuant to which the holder converted an aggregate of $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. In addition, two holders also converted $1.5 million in debentures for approximately 168,000 shares of common stock.  As a result of these transactions, the Company expensed accrued and prepaid interest of $434,000 and $176,000 in the first six months of 2007 and the year ended 2006, respectively, and deferred financing costs of $187,000 and $91,000 in the first six months of 2007 and the year ended 2006, respectively.  At June 30, 2007, the Company had outstanding $20.2 million in aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023.

Revolving Credit Facility - On March 3, 2003, the Company entered into a revolving credit facility.  Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%.  The facility is available for general corporate purposes and at June 30, 2007, the Company had $35.0 million drawn on this facility.

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

The revolving credit facility's covenants limit the Company's ability to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities.  The Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction.  In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement.  The Company believes it is in compliance with all covenants of the credit agreement at June 30, 2007 and 2006.

7.           Employee and Director Benefit Plans

Share-based Compensation - The Company's employee stock plan and non-employee director stock plan provide common share-based awards to employees and to non-employee directors. The plans provide for the granting of restricted stock units, options, and other share-based awards.  At June 30, 2007, the employee plan and the non-employee director plan permit the granting of share options and shares of up to 4.0 million and 221,000 shares, respectively, of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee.

The following table summarizes the share-based compensation expense included in the Condensed Consolidated Statements of Income for all share-based compensation plans that were recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment":

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Medical expenses	$387	$234	$577	$421
General and administrative expenses	863	1,148	2,417	2,621
Share-based compensation expense before income taxes	1,250	1,382	2,994	3,042
Income tax benefit	(438)	(484)	(1,048)	(1,065)
Net share-based compensation expense	$812	898	$1,946	$1,977

For the six months ended June 30, 2007 and 2006, net cash proceeds realized from stock option exercises and purchases under the Company's Employee Stock Purchase Plan ("Purchase Plan") were $4.3 million and $10.7 million, respectively, and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan was $4.6 million and $10.3 million, respectively.

Employee Stock Purchase Plan and Stock Options

The Company's Purchase Plan allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan.  For the six months ended June 30, 2007 and 2006, 49,000 and 158,000 shares were purchased at prices of $30.63 and $30.67 per share, respectively.  At June 30, 2007, the Company had 721,000 shares reserved for purchase under the Purchase Plan of which 56,000 shares were purchased by employees at $30.46 in July 2007.  There were no stock option grants during the periods ended June 30, 2007 or 2006.

The following table reflects the activity of the stock option plans for the six months ended June 30, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	Remaining	Value
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2007	1,775	$12.94
Granted	—	—
Exercised	(288)	9.72
Canceled	(17)	15.42
Outstanding, June 30, 2007	1,470	$13.54	5.09	$41,214

Exercisable at June 30, 2007	882	$10.45	4.94	$27,464

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market price of the Company's stock on June 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the market value of the Company's stock. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $5.4 million and $14.8 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $8.8 million and $28.7 million, respectively.

The following table reflects the activity of the nonvested stock options for the six months ended June 30, 2007:

	Number	Weighted-Average
	Of	Grant Date
	Shares	Fair Value
	(In thousands)	(per share)
Nonvested shares, January 1, 2007 (1)	803	$7.34
Granted	—	—
Vested	(358)	6.04
Canceled	(11)	6.72
Nonvested shares, June 30, 2007 (1)	434	$8.43

(1)	Excludes 164,000 and 154,000 shares at January 1, 2007 and June 30, 2007, respectively, which vested in 2005, but are not exercisable until 2008.

As of June 30, 2007, the Company expects to recognize future total compensation cost of $2.2 million related to nonvested stock options over a weighted-average period of 10 months.

Restricted Stock Units

In January 2007, the Company issued 2,000 units of restricted stock ("Units") to each of the five non-employee Directors.  In January 2006, the Company issued 4,000 Units to each of the six non-employee Directors.  Each Unit represents a nontransferable right to receive one share of the Company's common stock and there is no cost to the recipient to exercise the Units. The Units vest according to a variety of vesting schedules or earlier based on the occurrence of certain events. The fair value of the transactions was based on the number of Units issued and the Company's stock price on the date of issuance, which was $35.35 and $38.49 in 2007 and 2006, respectively.   Total expense associated with the Units was $99,000 and $114,000 for the three months ended June 30, 2007 and 2006, respectively. Total expense associated with the Units was $185,000 and $239,000 for the six months ended June 30, 2007 and 2006, respectively.

In August 2006, the Company issued 210,000 Units to certain members of its management.  The Units vest according to a variety of vesting schedules, or earlier based on the occurrence of certain events.  The majority of Units have a three year holding period from the date of grant. The fair value of the transaction was based on the number of Units issued, the Company's stock price on the date of issuance, which was $43.60, and an estimated forfeiture rate.   A discount was applied to the Units with a holding period as a result of the lack of marketability between the vesting dates and settlement dates.  The discount was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 32.3%, risk-free interest rate of 4.8% and dividend rate of 0%. Total expense associated with the Units was $274,000 and $537,000 for the three and six months ended June 30, 2007, which approximates the fair value of vested Units during the year. There was no expense associated with these Units for the three and six months ended June 30, 2006.

The Company allows employees to surrender vested Units (“Cashless Exercise”) to pay for payroll withholdings.  During 2007, the Company had employees Cashless Exercise 11,000 Units to pay for $2.2 million in payroll withholdings.

The following table reflects the activity of the restricted stock unit plans for the six months ended June 30, 2007:

	Number	Aggregate
	Of	Intrinsic
	Shares	Value
	(In thousands)
Outstanding, January 1, 2007(1)(2)	104
Granted	10
Vested	(23)
Canceled	(1)
Outstanding, June 30, 2007(1)(3)	90	$3,743

(1)	The Units have no exercise price.

(2)	Does not include 540,000 Units that have vested but have not settled. These Units are included in outstanding shares.

(3)	Does not include 296,000 Units that have vested but have not settled. These Units are included in outstanding shares.

As of June 30, 2007, the Company expects to recognize future total compensation cost of $3.0 million related to nonvested Units over a weighted-average period of 1.5 years.

Supplemental Executive Retirement Plan ("SERP")

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

For the six months ended June 30, 2007, the Company contributed $365,000 to fund benefit payments and anticipates making $582,000 in additional contributions during the remainder of the year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$139	$126	$278	$252
Interest cost	426	399	852	798
Amortization of prior service credits	302	303	605	606
Recognized actuarial loss	53	32	105	64
Net periodic benefit cost	$920	$860	$1,840	$1,720

8.           Share Repurchases

From January 1, 2007 through June 30, 2007, the Company purchased 585,000 shares of its common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through June 30, 2007, the Company purchased, in the open market or through negotiated transactions, 29.2 million shares, adjusted for the two for one stock split effective December 30, 2005, for $651.9 million at an average cost per share of $22.29.  On January 25, 2007, the Company's Board of Directors authorized an additional $50.0 million in share repurchases.  At June 30, 2007, $53.1 million was still available under the Board of Directors' authorized plan.  The repurchase program has no stated expiration date.  The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio; however, the Company has halted its repurchase program pending the UnitedHealth Group merger.

9.           Earnings Per Share

The following table provides a reconciliation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic income per share:
Net income	$39,360	$33,534	$38,121	$66,205

Weighted average common shares outstanding	56,009	56,074	55,713	56,896

Net income per common share	$0.70	$0.60	$0.68	$1.16

Diluted income per share:
Net income	$39,360	$33,534	$38,121	$66,205
Interest expense on Sierra debentures, net of tax	73	188	168	377
Income for purposes of computing diluted net income per share	$39,433	$33,722	$38,289	$66,582

Weighted average common shares outstanding	56,009	56,074	55,713	56,896
Dilutive options and restricted shares outstanding	714	892	725	990
Dilutive impact of conversion of Sierra debentures	2,214	5,631	2,516	5,639
Weighted average common shares outstanding assuming dilution	58,937	62,597	58,954	63,525

Net income per common share assuming dilution	$0.67	$0.54	$0.65	$1.05

10.           Comprehensive Income

The following table presents comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$39,360	$33,534	$38,121	$66,205
Change in net unrealized holding loss on available-for-sale investments	(1,203)	(1,077)	(1,357)	(2,125)
Unfunded portion of defined benefit pension plan	232	—	462	—
Comprehensive income	$38,389	$32,457	$37,226	$64,080

11.	Income Taxes

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

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was $12.6 million as of adoption.   Interest and penalties related to income tax matters are classified as a component of income tax expense and totaled $200,000 and $500,000 for the three and six months ended June 30, 2007, respectively.  Accrued interest and penalties were $2.7 million and $3.3 million as of January 1, 2007 and June 30, 2007, respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Tax years 1996 to 2007 remain subject to examination for U.S. federal income tax and tax years 2002 to 2004 remain subject to examination by major state tax jurisdictions.

During the next 12 months, the Company expects a decrease of $4.2 million in gross unrecognized tax benefits associated with multiple requests for changes in accounting method filings with the Internal Revenue Service. On July 13, 2007, the Company was notified that one of these requests has been approved and the Company does not expect this change to have a material impact on our operating results, financial position, or cash flows.

12.	Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements.   SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

13.	Segment Reporting

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

The Company generated approximately 45% of its total consolidated revenues from agencies of the U.S. government for both of the three month periods ended June 30, 2007 and 2006, through participation in Medicare and the Federal Employees Health Benefit Plan programs.  The Company generated approximately 46% of its total consolidated revenues from agencies of the U.S. government for both of the six month periods ended June 30, 2007 and 2006.

14.	Commitments and Contingencies

Litigation and Legal Matters. Although the Company has not been sued, Sierra was identified in discovery submissions in pending class action litigation against major managed care companies as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDL No. 1334 (S.D.Fl.).

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

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. have entered into settlement agreements which have been approved by the district court.  On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. ("PacifiCare"), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy.   On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to reasonably find that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations.    Plaintiffs appealed this decision; however, on June 13, 2007 the Eleventh Circuit Court of Appeals issued an opinion affirming the trial court’s decision.  Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark.  The complaint names the Company and each of its directors as defendants (collectively, the “defendants”), and was filed by a purported stockholder of the Company.  The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated with UnitedHealth Group, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for the Company and its shareholders, and the defendants are engaging in self-dealing and unjust enrichment.  The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct.

On June 4, 2007, the Company and the defendants reached an agreement in principle to settle the lawsuit.  As part of the settlement, the defendants deny all allegations of wrongdoing, and the Company agreed to make certain additional disclosures in connection with the merger.  The settlement will be subject to certain conditions, including court approval following notice to members of the proposed settlement class and consummation of the merger. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, fiduciary obligations in connection with the merger, negotiations in connection with the merger and any disclosure made in connection with the merger. In addition, in connection with the settlement, the parties have agreed that, subject to approval of the court, the Company will pay plaintiffs’ counsel attorneys’ fees and expenses in the amount of $485,000. The merger may be consummated prior to final court approval of the settlement. The settlement will not affect the amount of merger consideration to be paid in the merger or any other provision of the merger agreement.

Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations
Item 2.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 and accompanying notes for the three and six month periods ended June 30, 2007 and 2006, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the sections "Forward-Looking Statements" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our 2006 Annual Report on Form 10-K as well as "Risk Factors" in Part II, Item 1A of this Form 10-Q for a more complete discussion of the risks associated with an investment in our securities.

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

Summary of Consolidated Results – Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Percent Of Revenue Three Months Ended June 30,		Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$457,246	$400,664	94.9%	94.4%	$56,582	14.1%
Professional fees	14,394	12,882	3.0	3.0	1,512	11.7
Investment and other revenues	10,407	10,892	2.1	2.6	(485)	(4.5)
Total	482,047	424,438	100.0	100.0	57,609	13.6

Operating expenses:
Medical expenses	362,211	321,545	75.1	75.7	40,666	12.7
Medical care ratio	76.8%	77.8%				(1.0)
General and administrative expenses	59,528	50,422	12.4	11.9	9,106	18.1
Total	421,739	371,967	87.5	87.6	49,772	13.4

Operating income	60,308	52,471	12.5	12.4	7,837	14.9
Interest expense	(1,037)	(1,002)	(0.2)	(0.3)	(35)	3.5
Other income (expense), net	844	9	0.2		835	9277.8

Income before income taxes	60,115	51,478	12.5	12.1	8,637	16.8
Provision for income taxes	(20,755)	(17,944)	(4.3)	(4.2)	(2,811)	15.7
Tax rate	34.5%	34.9%				(0.4)
Net income	$39,360	$33,534	8.2%	7.9%	$5,826	17.4%

Net income per common share assuming dilution	$0.67	$0.54			$0.13	24.1%

Membership
HMO:
Commercial	278,200	265,600			12,600	4.7%
Medicare	56,500	56,900			(400)	(0.7)
Medicaid	58,200	56,700			1,500	2.6
Subtotal HMO	392,900	379,200			13,700	3.6

Commercial PPO and HSA	36,100	29,800			6,300	21.1
Medicare PPO and PFFS	3,300	1,300			2,000	153.8
Medicare Part D-Basic	155,300	180,300			(25,000)	(13.9)
Medicare Part D-Enhanced	44,300	—			44,300	—
Medicare supplement	12,700	14,000			(1,300)	(9.3)
Administrative services	221,200	219,700			1,500	0.7
Total membership	865,800	824,300			41,500	5.0%

Member months
Commercial	936,100	878,200			57,900	6.6%
Medicare HMO	169,700	169,800			(100)	(0.1)
Medicaid	175,300	169,000			6,300	3.7

The table above should be reviewed in association with the discussion that follows.

Summary of Consolidated Results – Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,		Percent Of Revenue Six Months Ended June 30,		Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$925,320	$815,108	94.7%	94.5%	$110,212	13.5%
Professional fees	29,036	25,797	3.0	3.0	3,239	12.6
Investment and other revenues	22,328	21,781	2.3	2.5	547	2.5
Total	976,684	862,686	100.0	100.0	113,998	13.2

Operating expenses:
Medical expenses	797,522	658,064	81.7	76.3	139,458	21.2
Medical care ratio	83.6%	78.3%				5.3
General and administrative expenses	118,720	101,761	12.1	11.8	16,959	16.7
Total	916,242	759,825	93.8	88.1	156,417	20.6

Operating income	60,442	102,861	6.2	11.9	(42,419)	(41.2)
Interest expense	(2,992)	(1,778)	(0.3)	(0.2)	(1,214)	68.3
Other income (expense), net	1,494	(24)	0.1	—	1,518	(6,325.0)

Income before income taxes	58,944	101,059	6.0	11.7	(42,115)	(41.7)
Provision for income taxes	(20,823)	(34,854)	(2.1)	(4.0)	14,031	(40.3)
Tax rate	35.3%	34.5%				0.8
Net income	$38,121	$66,205	3.9%	7.7%	$(28,084)	(42.4)%

Net income per common share assuming dilution	$0.65	$1.05			$(0.40)	(38.1)%

Member months
Commercial	1,858,700	1,740,400			118,300	6.8%
Medicare HMO	340,200	338,700			1,500	0.4
Medicaid	355,500	336,000			19,500	5.8

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

Pending Business Combination

On March 11, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement), with UnitedHealth Group Incorporated, a Minnesota corporation (UnitedHealth Group), and Sapphire Acquisition, Inc., a Nevada corporation and an indirect wholly-owned subsidiary of UnitedHealth Group (Merger Sub).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with the Merger Sub (the Merger), and we will continue as the surviving company.  At the effective time of the Merger, each issued and outstanding share of our common stock (other than shares owned by UnitedHealth Group or Merger Sub, whose shares will be cancelled), will be converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement. Completion of the Merger is subject to various conditions, including, among others, (i) approval of the holders of a majority of the outstanding shares of  our common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act (HSR) waiting period, (iii) absence of any order, injunction or other judgment or decree prohibiting the consummation of the Merger, (iv) receipt of required governmental consents and approvals without negative regulatory action, and (v) subject to certain exceptions, the accuracy of the representations and warranties of us and UnitedHealth Group, as applicable, and compliance by us and UnitedHealth Group with their respective obligations under the Merger Agreement.  The Merger Agreement contains certain termination rights for both us and UnitedHealth Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay UnitedHealth Group a termination fee of $85.0 million and in other circumstances, UnitedHealth Group may be required to pay us a termination fee of $25.0 million.

On May 16, 2007, we and UnitedHealth Group received a request for additional information from the Antitrust Division of the U.S. Department of Justice (DOJ) regarding the proposed merger between the two companies.  The information request, also known as a “second request,” was issued under notification requirements of the HSR.   The effect of the second request is to extend the waiting period imposed by the HSR until 30 days after we and UnitedHealth Group have substantially complied with the request for additional information, unless the period is extended voluntarily by the parties or terminated sooner by the DOJ.

On June 27, 2007, our stockholders approved the Merger Agreement.

Executive Summary

Our highlights for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 include:

•
Total operating revenues increased by 13.2%.  This improvement was primarily driven by a 13.5% increase in medical premiums due to a 41.3% increase in premiums for our stand alone Medicare Part D prescription drug (PDP) programs, an increase in our commercial membership and premium rate increases.  Also contributing to the improvement in operating revenues was a 12.6% increase in professional fees due to an increase in visits to our clinical subsidiaries.

•
HMO membership increased 3.6% as a result of new accounts and in-case growth on commercial membership and growth in Medicaid membership.  This increase is net of the 11,000 commercial member terminations effective January 1, 2007, from three large employer groups that had been anticipated.

•
Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased to 83.6% in 2007 from 78.3% in 2006.  The increase in our medical care ratio is primarily related to the estimated full year 2007 pre-tax loss of $55.3 million related to our new enhanced PDP product that was recorded during the period, which significantly increased medical expenses.  See Medical Expenses below for more details.

•	General and administrative (G&A) expenses as a percentage of medical premiums increased to 12.8% in 2007 from 12.5% in 2006. G&A expenses increased 16.7% primarily due to costs associated with our pending merger with UnitedHealth Group, increases in premium taxes and brokers' fees, and an $8.8 million premium deficiency reserve recorded in G&A related to our new enhanced PDP product. This increase was entirely related to higher bad debt expense for the members’ portion of premiums.

•
We had operating income of $60.4 million in 2007 compared to $102.9 million in 2006.  This decrease is related to the $55.3 million operating loss recorded during 2007 related to our new enhanced PDP product.  See Medical Expenses below for more details. This decrease was partially offset by an increase in operating income primarily driven by medical premium revenue growth from new members and premium rate increases.

•
Cash flows from operating activities decreased to $109.5 million from $140.1 million during 2006.  This decrease is mostly due to the timing of tax payments and a $14.9 million decrease in operating cash flows from our PDP plans during 2007 compared to 2006, which was primarily related to the timing of PDP activity during the year.

Results Of Operations For The Three Months Ended June 30, 2007 Compared To The Three Months Ended June 30, 2006

Medical Premiums. The increase in medical premiums for 2007 reflects a 6.6% increase in commercial  member months (the number of months individuals are enrolled in a plan).  This increase is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts, which was partially offset by 11,000 commercial member terminations effective January 1, 2007 from three large employer groups.  Commercial premium rates for renewing commercial groups increased approximately 4.0% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.8%, net of changes in benefits.

The increase in medical premiums for 2007 includes $31.0 million from our new stand-alone enhanced PDP product (Enhanced Plan) that was effective January 1, 2007.  This was partially offset by a $8.2 million decrease in our stand-alone basic PDP plan (Basic Plan).   We recognize medical premiums from our PDP plans as earned over the contract period.  Medical premiums also included $5.0 million in medical premiums related to the first quarter of 2007 due to a higher than expected mid-year rate adjustment from the Centers for Medicare and Medicaid Services (CMS) relative to the risk factor portion of our payment that was retroactive to January 1, 2007.

In 2007, we expanded our offering of our Basic Plan to 30 states and the District of Columbia.  We engaged a national marketing partner for our Basic Plan and we are using our established broker network in Nevada and Utah.  Additionally, our Basic Plan remained eligible as a PDP sponsor for our 2006 auto-enrolled Medicare and Medicaid beneficiaries in California and Nevada, and for our 2006 and new 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. Our Basic Plan is no longer a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas.  At June 30, 2007, we had 155,300 beneficiaries enrolled in our Basic Plan, the majority of which were auto-enrolled beneficiaries.   In 2007, for the first time, we offered an Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole", in 30 states and the District of Columbia.  Based on the data available to date, we now anticipate that estimated 2007 pharmacy and administrative maintenance costs will exceed estimated 2007 premiums by $55.3 million.  See Medical Expenses below for more details.  At June 30, 2007, we had 44,300 members enrolled in our Enhanced Plan.  We do expect some new members to enroll in the Enhanced Plan during the remainder of the year as newly eligible Medicare beneficiaries can still enroll; however, existing Medicare beneficiaries cannot change stand-alone PDP plans during the year unless unusual circumstances exist.

CMS shares in a portion of the risk of pharmacy costs related to the basic coverage in our Basic Plan and our Enhanced Plan as well as our Medicare Advantage PDP.  We recognize a risk sharing receivable or payable based on the year-to-date activity and a corresponding increase or decrease to medical premiums.  The risk sharing  receivable or payable is accumulated for each contract and recorded in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.

In 2007, we continue to offer local and regional Medicare Advantage PPO (MAPPO) plans and for the first time, we are offering a Medicare Advantage Private Fee-For-Service (MAPFFS) plan. This plan is available in 28 states and the District of Columbia. The MAPFFS plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members also have unlimited network access. At June 30, 2007, we had 2,000 and 500 members enrolled in our regional and local MAPPO plans, respectively. At June 30, 2007, we had 900 members enrolled in our MAPFFS plan.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which has been administratively extended by CMS through 2007.  For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures.  CMS has transitioned to the new payment methodology on a graduated basis from 2004 through 2007 and we will be completely transitioned to the new methodology effective
January 1, 2008.  In 2006, we were paid 50% based on the previous payment methodology and 50% based on the new methodology.  For 2007, we are paid 25% based on the previous payment methodology and 75% based on the new methodology.  We received a higher than expected mid-year adjustment from CMS to the risk factor used to calculate a portion of our payment.  This adjustment was retroactive to January 1, 2007.  We expect our 2007 net Medicare per-member-per-month yield to be slightly higher than 2006.

For 2008, we will be fully transitioned to a risk payment methodology; however, we have been notified by CMS that there will continue to be a frailty factor component to our payment through 2010.  The frailty factor will be a component of the risk score calculation for former Social HMO plans by using 75%, 50% and 25% of the current frailty factor for  plan years 2008, 2009 and 2010, respectively.  Even with the additional frailty factor component, we believe that a full transition to a risk payment methodology may cause our per member payment in 2008 to be less than our per member payment in 2007.

Early in 2005, CMS replaced its legacy Group Health Plan system.  The transition to the new system had led to some incorrect transactions and inconsistencies in the payments and data we received from CMS.  We received overpayments, of over $30 million, from CMS in excess of our current best estimate of Medicare premiums in 2005. We have made CMS aware of the overpayments and they are in the process of researching the various issues.  We expect a portion of these funds to be settled with CMS over the course of the next several quarters. Additionally, while we continue to have some membership discrepancies with CMS in 2007, the 2006 membership discrepancies previously disclosed have largely been resolved with CMS and we believe that the appropriate revenue and expenses for these members have been recognized.

We contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP) to provide health care coverage to certain Medicaid eligible individuals.  To enroll in our Medicaid program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state's Medicaid program. At June 30, 2007, we had approximately 41,900 members enrolled in this program.  We also contract with the DHCFP to provide health care coverage to the Nevada Check Up program, which covers certain uninsured children who do not qualify for Medicaid.  At June 30, 2007, we had approximately 16,300 members enrolled in this program. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. In the first quarter we received a 1.0% rate increase retroactive to January 1, 2007 and do not expect to receive any further rate increases for 2007.

The DHCFP awarded a contract to Health Plan of Nevada, Inc. (HPN) as one of two Medicaid managed care contractors in the state of Nevada.  The new contract is effective November 1, 2006 through June 30, 2009.  The new contract allows the DHCFP, at its sole option, to extend the term of the contract for up to two additional years.  When the new contract became effective on November 1, 2006, existing Medicaid members were given the option to select either of the two Medicaid managed care contractors.  It appears that the majority of members that made an active selection selected our plan and our share of the plan membership was initially close to 60%.  The DHCFP tries to maintain a 55/45 band between the two contractors.  Since our current membership is now estimated to be approximately 56% of the plan membership, the other contractor will continue to receive the majority of new members that do not make an active selection.  Over time, this is designed to keep the membership within a 55/45 band between the two contractors.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Professional Fees. The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries.

Investment and Other Revenue. Investment and other revenue remained relatively flat.  See Note 5, "Investments", in the Notes to Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio decreased 100 basis points to 76.8%.  The decrease in our medical care ratio is due primarily to lower average bed days during 2007, $5.4 million in positive reserve development, and the retroactive medical premium rate adjustment received from CMS mentioned above.  This was partially offset by an increase in medical expenses due to the termination of our HCA Inc. (HCA) contract on December 31, 2006.  The positive reserve development primarily relates to the benefit of a prompt pay discount we entered into during the quarter with HCA that was effective retroactive to January 1, 2007 as well as other accruals that came in below our reserved amounts.  The majority of this positive reserve development was related to our commercial business.

In 2007, we began to offer the Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole".  We engaged independent actuarial consultants in developing the Enhanced Plan.  The premium structure for the Enhanced Plan was based on a projected level of utilization per member.  Our experience so far in 2007 indicates that we will experience significantly increased costs from what the actuarial projections anticipated.  During the first quarter of 2007, we recorded a $48.8 million pre-tax loss related to our Enhanced Plan, which resulted in a premium deficiency reserve of $44.5 million at March 31, 2007.  This represented our estimate of the full year 2007 losses for the Enhanced Plan based on the data available at that time.  Based on the most current data available to date, we now believe that the entire year 2007 losses for the Enhanced Plan will be $55.3 million and we recorded an additional $6.5 million in premium deficiency reserves during the quarter in general and administrative expenses.   The change in estimate is entirely related to higher bad debt expense related to the members’ portion of the premiums.  At June 30, 2007 our premium deficiency reserve balance for our Enhanced Plan was adjusted to $39.3 million. We did not submit a bid to CMS for an Enhanced Plan in 2008 and therefore will not be offering this plan for 2008.  See Note 4, "Premium Deficiency Reserves", in the Notes to Condensed Consolidated Financial Statements for further discussion of our Enhanced Plan.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2007 was 48 compared to 42 for 2006.  The increase was related to an increase in claims payable for provider disputes and the timing of claims payments.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members.  We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services.  We incurred capitation expenses with non-affiliated providers of $33.3 million and $33.0 million, or 9.2% and 10.3%, of our total medical expenses for 2007 and 2006, respectively. Also included in medical expenses are the operating expenses of our medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 27.2% and 28.3% of our total medical expenses for 2007 and 2006, respectively.

The Las Vegas area has thirteen hospitals.  Our contract with our 2006 primary Las Vegas area contracted hospital organization, which includes three hospitals − Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center − owned by HCA, expired on December 31, 2006.  We have contracts in place through at least the middle of 2008 with all of the other hospitals in southern Nevada.  These contracts are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contract rates. While our efforts to move the majority of our HCA hospital days to other contracted hospitals have been successful, there are emergency and other situations that have required us to use the HCA hospitals in 2007.  In 2007, we have negotiated a discount to billed charges with HCA for our commercial members based on certain prompt pay terms; however, these charges are still substantially higher than our current commercial rates with our contracted hospitals. We receive a significant discount to billed charges for services rendered to Medicare and Medicaid members at an HCA hospital because we pay charges at the established Medicare and Medicaid rates.

General and Administrative Expenses. G&A expenses increased primarily due to costs associated with our pending merger with UnitedHealth Group, premium taxes, brokers' fees and a $6.5 million increase in our premium deficiency reserve recorded in G&A related to our new enhanced PDP product. This increase was entirely related to higher bad debt expense for the members’ portion of premiums.  As a percentage of medical premiums, G&A expenses were 13.0% and 12.6% for 2007 and 2006, respectively.

Interest Expense. Interest expense remained relatively flat.  At June 30, 2007, we had $35.0 million outstanding on our credit facility.

Provision for Income Taxes. Our effective tax rate is lower than the statutory tax rate primarily due to tax-preferred investment income and other items.  See Note 11, "Income Taxes", in the Notes to Condensed Consolidated Financial Statements for further discussion of our income taxes.

Our effective tax rate is based on actual or expected income, statutory tax rates and tax planning opportunities available to us.  We use significant estimates and judgments in determining our effective tax rate.  We are occasionally audited by federal, state or local jurisdictions regarding compliance with federal, state and local tax laws and the recognition of income and deductibility of expenses.  Tax assessments may not arise until several years after tax returns are filed.  While there is an element of uncertainty in predicting the outcome of tax audits, we believe that the recorded tax assets and liabilities are appropriately stated based on our analyses of probable outcomes, including interest and other potential adjustments.  Our tax assets and liabilities are adjusted based on the most current facts and circumstances, including the progress of audits, case law, emerging legislation and interpretations; any adjustments are included in the effective tax rate in the current period.  On July 13, 2007, the Company was notified by the Internal Revenue Service that they have approved a request for a change in accounting method for a subsidiary, Health Plan of Nevada, Inc. .  The Company does not expect this to have a material impact on our operating results, financial position, or cash flows.

Results Of Operations For The Six Months Ended June 30, 2007 Compared To The Six Months Ended June 30, 2006

Medical Premiums. The increase in medical premiums for 2007 reflects a 6.8% increase in commercial  member months.  This increase is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts, which was partially offset by 11,000 commercial member terminations effective January 1, 2007 from three large employer groups.  The increase in medical premiums for 2007 also includes a 5.8% increase in Medicaid member months and a 0.4% increase in Medicare HMO member months as well as $64.3 million in medical premiums related to our Enhanced Plan that was effective January 1, 2007.  This was partially offset by a $18.2 million decrease in medical premiums related to our Basic Plan.

Commerical premium rates for renewing commercial groups increased approximately 6.9% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.6%, net of changes in benefits.

Professional Fees. The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries.

Investment and Other Revenue. Investment and other revenue remained relatively flat.  See Note 5, "Investments", in the Notes to Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased to 83.6% from 78.3%.  The increase is mainly due to estimated losses for the full year of 2007 from our Enhanced Plan recorded in the year. We incurred capitation expenses with non-affiliated providers of $67.1 million and $65.7 million, or 8.4% and 10.0% of our total medical expenses for 2007 and 2006, respectively. Also included in medical expenses are the operating expenses of our medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 24.7% and 27.6% of our total medical expenses for 2007 and 2006, respectively.

General and Administrative Expenses. G&A expenses increased primarily due to costs associated with our pending merger with UnitedHealth Group, premium taxes, brokers' fees and a $8.8 million premium deficiency reserve on our Enhanced Plan recorded in G&A.  As a percentage of medical premiums, G&A expenses were 12.8% for 2007, compared to 12.5% for 2006.

Interest Expense. Interest Expense increased due to the increased balance of our credit facility that was used primarily to repurchase shares in the fourth quarter of 2006 and prepaid interest and other costs associated with debenture holders converting $23.3 million of our senior convertible debentures during 2007.  At June 30, 2007, we had $35.0 million outstanding on our credit facility.

Provision for Income Taxes. Our effective tax rate is higher than the statutory tax rate primarily due to an increase in uncertain tax liabilities during the year, which were partially offset by tax-preferred investment income.

Liquidity And Capital Resources

A summary of our major sources and uses of cash is reflected in the table below.

	Six Months Ended June 31,
	2007	2006
	(In thousands)
Sources of cash:
Cash provided by operating activities	$109,516	$140,097
Purchase of investments, net of proceeds	27,789	—
Exercise of stock in connection with stock plans	4,301	10,719
Proceeds from other long-term debt	—	20,000
Other	4,233	10,260
Total cash sources	145,839	181,076

Uses of cash:
Purchase of investments, net of proceeds	—	(36,268)
Purchase of treasury stock	(21,081)	(127,780)
Payment on debt and capital leases	(40,078)	(53)
Other	(120)	(8,179)
Total cash uses	(61,279)	(172,280)
Net increase in cash	$84,560	$8,796

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

Cash flows from operating activities decreased to $109.5 million in 2007 from $140.1 million during 2006.  This decrease is mostly due to the timing of tax payments and a $14.9 million decrease in operating cash flows from our PDP plans during 2007 compared to 2006, which was primarily related to the timing of PDP activity during the year.  We continue to have negative cash flow related to our Basic Plan due to the timing of reimbursement from CMS for our reimbursable low-income subsidy and reinsurance.  These costs should be fully reimbursed after CMS performs their year-end reconciliation of 2007, which is expected to be in the third quarter of 2008.  We received an interim payment from CMS of $36.5 million, which represented our projected cash shortfall through June 30, 2007; however, we expect a total funding deficit of approximately $50-$70 million for 2007.  While we are receiving our full payments from CMS related to our Enhanced Plan, we expect to incur losses of $55.3 million during the year on this product.  We believe that our operating cash flows and available cash reserves will be sufficient to cover any negative cash flows related to our Basic Plan and Enhanced Plan.  See Note 4, "Premium Deficiency Reserves", in the Notes to Condensed Consolidated Financial Statements for further discussion of our Enhanced Plan.

Net cash used for investing activities during 2007 included capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth.  The net cash change in investments for the period was a decrease in investments due to the timing of purchasing and selling investments.

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

During the first quarter of 2006, a debenture holder (holder) converted $500,000 in debentures for approximately 54,000 shares of common stock.  During the third quarter of 2006, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During the first quarter of 2007, we entered into one privately negotiated transaction with a holder pursuant to which the holder converted an aggregate of $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. In addition, two other holders also converted $1.5 million in debentures for approximately 168,000 shares of common stock.   As a result of these transactions, we expensed accrued and prepaid interest of $434,000 and $176,000 in the first six months of 2007 and the year ended 2006, respectively, and deferred financing costs of $187,000 and $91,000 in the first six months of 2007 and the year ended 2006, respectively.  At June 30, 2007, we had outstanding $20.2 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023.

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility. Effective June 26, 2006, this facility was amended to extend the expiration from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%.  The facility is available for general corporate purposes and at June 30, 2007, we had $35.0 million outstanding on this facility.

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

The revolving credit facility's covenants limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities.  Our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction.  In addition, we are required to comply with specified financial ratios as set forth in the credit agreement.  We believe that we were in compliance with all covenants of the credit agreement at June 30, 2007 and 2006.

Sierra Share Repurchase Program

From January 1, 2007 through June 30, 2007, we purchased 585,000 shares of our common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through June 30, 2007, we purchased, in the open market or through negotiated transactions, 29.2 million shares, adjusted for the two for one stock split effective December 30, 2005, for $651.9 million at an average cost per share of $22.29.  On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases.  At June 30, 2007, $53.1 million was still available under the Board of Directors' authorized plan.  The repurchase programs have no stated expiration date.  Our revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio; however, we halted our repurchase program pending the UnitedHealth Group merger.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements.  The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.7 million at June 30, 2007. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually.  We surrendered our HMO license in Texas during the quarter and are no longer required to maintain a deposit.  We believe we are in material compliance with our regulatory requirements.

Of the $143.5 million in cash and cash equivalents held at June 30, 2007, $136.4 million was designated for use only by the regulated subsidiaries.  Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause a violation of statutory net worth and reserve requirements.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  On January 1, 2007, we adopted FIN 48.  Applying the provisions of FIN

48 to all tax positions resulted in a cumulative effect adjustment to beginning retained earnings in the amount of $4.3 million.  For more information on the adoption of FIN 48, see Note 11, "Income Taxes", in the Notes to Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements.   SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operations, or cash flows.

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

	A.M. Best Company, Inc. (1)		Fitch Ratings (2)
	Rating	Ranking	Rating	Ranking
Financial strength rating:
HMO and health and life insurance subsidiaries	B++ Good	5th of 16	A- Strong	7th of 23

Issuer credit ratings:
HMO and health and life insurance subsidiaries	bbb+ Adequate	8th of 22	n/a	n/a

Parent company	bb+ Speculative	11th of 22	BBB Good	9th of 23

Senior convertible debentures	bb+ Speculative	11th of 22	BBB- Investment Grade	10th of 23

Standard & Poor's Corp. (3)
	Rating	Ranking

Counterparty credit rating	BB+ Speculative	11th of 22

Senior convertible debentures	BB+ Speculative	11th of 22

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

Critical Accounting Policies and Estimates

We prepared our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  In preparing these condensed consolidated financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances.  These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet accounts and disclosure of our contingent assets and liabilities.  We base our assumptions and estimates primarily on historical experience and trends and factor in known and projected trends.  On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates.  Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.  Our critical accounting policies and estimates have been reviewed by the Audit Committee of our Board of Directors.

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2006 Annual Report on Form 10-K.  As of June 30, 2007, our critical accounting policies have not changed from those described in our 2006 Annual Report on Form 10-K.  For a more extensive discussion of our accounting policies, see Note 2, "Summary of Significant Accounting Policies", in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, we had unrealized holding losses on available for sale investments of $3.3 million, net of tax, compared to unrealized holding losses of $1.9 million, net of tax, at December 31, 2006.  We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At June 30, 2007, we had outstanding $20.2 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023.  The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations.  The borrowing rate on our revolving credit facility is currently LIBOR plus 0.60%.  At June 30, 2007, we had drawn $35.0 million on this facility.

At June 30, 2007, we had approximately $78.5 million invested in trust deed mortgage notes and real estate joint ventures. Trust deed mortgage notes and real estate joint ventures are classified and accounted for as other investments.  Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments are typically based on appraisals or other market data obtained at the time of loan origination and may not reflect subsequent changes in value estimates.  As a result, there may be less security than anticipated at the time the loan was originally made. If the values of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due.  Our investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah.  We have made assessments as to the value and recoverability of our investments in our trust deed mortgage notes and real estate joint ventures.  While there has been a national market decline in real estate values, we believe that the fair market values of the underlying assets of our investments in trust deed mortgage notes and real estate joint ventures remain higher than their stated book value at June 30, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures at the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company believes that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Management is required to apply its judgment in evaluating the cost-benefit relationship of such controls and procedures.

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

Aetna, Inc., CIGNA, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. entered into settlement agreements, which have been approved by the district court.  On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. (PacifiCare), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy.   On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to find reasonably that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations.    Plaintiffs appealed this decision; however, on June 13, 2007 the Eleventh Circuit Court of Appeals issued an opinion affirming the trial court’s decision.    Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark.  The complaint names us and each of our directors as defendants (collectively, the “defendants”), and was filed by a purported stockholder of ours.  The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated with UnitedHealth Group, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for us and our shareholders, and the defendants are engaging in self-dealing and unjust enrichment.  The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until we adopt and implement a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct.

On June 4, 2007, we and the defendants reached an agreement in principle to settle the lawsuit.  As part of the settlement, the defendants deny all allegations of wrongdoing, and we agreed to make certain additional disclosures in connection with the merger.  The settlement will be subject to certain conditions, including court approval following notice to members of the proposed settlement class and consummation of the merger. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, fiduciary obligations in connection with the merger, negotiations in connection with the merger and any disclosure made in connection with the merger. In addition, in connection with the settlement, the parties have agreed that, subject to approval of the court, we will pay plaintiffs’ counsel attorneys’ fees and expenses in the amount of $485,000. The merger may be consummated prior to final court approval of the settlement. The settlement will not affect the amount of merger consideration to be paid in the merger or any other provision of the merger agreement.

Item 1A. Risk Factors

As of June 30, 2007, we have additional risk factors that are not included in those described in our 2006 Annual Report on Form 10-K. For a detailed discussion of all other risks associated with an investment in our securities, see "Risk Factors" in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

There can be no assurance that the pending merger with UnitedHealth Group will be completed.

Our pending merger with UnitedHealth Group is subject to a number of conditions including receiving the approval of various state regulatory agencies and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  We understand that the American Medical Association, Consumers for Health Care Choices and the American Hospital Association have all contacted the Department of Justice and expressed their opposition to the merger on antitrust grounds.  While we and UnitedHealth Group expect to obtain all required regulatory approvals and to have the waiting period expire in the ordinary course, we cannot grant assurances that the Department of Justice or one or more of the state regulatory agencies will not impose conditions on the completion of the merger or require changes in the transaction, which could result in the conditions to the merger not being satisfied.

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

Whether or not the proposed merger with UnitedHealth Group is completed, the announcement and pendency of the proposed merger could cause disruptions in our businesses. Specifically:

•	current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees;

•	the merger agreement with UnitedHealth Group imposes certain restrictions on the operations of our business until completion of the merger; and

•	current or prospective customers may experience uncertainty about the consequences of the merger to them resulting in possible loss of their business.

Our actual experience for our Enhanced Plan offered in January 2007 has varied materially from the actuarial assumptions used to develop the plan design for our 2007 bid.  As a result, we have a $39.3 million premium deficiency reserve at June 30, 2007 based on our best estimate of the most current available data.  If the assumptions used in our estimate are incorrect, it could materially adversely affect our operating results, financial position and cash flows.

Our bid proposal for our Enhanced Plan was based upon actuarial assumptions developed by independent actuaries using their national database regarding membership characteristics, estimated drug utilization and other factors.  These actuarial assumptions were considered reasonable based upon the facts and circumstances known at the time we submitted our bid to CMS.  However, our claims experience to date has varied materially from the actuarial assumptions.  As a result, we have a $39.3 million premium deficiency reserve at June 30, 2007 based on our best estimate of the most current available data.  If the assumptions used in our estimate are incorrect, our operating results, financial position and cash flows for the remainder of 2007 could be further materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Below, is a summary of stock repurchases for the six months ended June 30, 2007.  See Note 8, "Share Repurchases", of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
	(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$24,142
January 1, 2007 – January 31, 2007	500	$35.80	500	56,251
February 1, 2007 – February 28, 2007	85	37.45	85	53,070
March 1, 2007 – March 31, 2007	—	—	—	53,070
April 1, 2007 – April 30, 2007	—	—	—	53,070
May 1, 2007 – May 31, 2007	—	—	—	53,070
June 1, 2007 – June 30, 2007	—	—	—	53,070

(1)	Repurchases were made pursuant to a 10b5-1 plan.

(2)
At January 1, 2007, $24.1 million remained available for purchase under previously approved plans. On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases.  The repurchase program has no stated expiration date; however we have halted our repurchase program pending the UnitedHealth Group merger.

(d)
Below, is a summary of 2¼% senior convertible debenture conversions for the six months ended June 30, 2007.  See Note 6, "Long-Term Debt", of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2007 – January 31, 2007	$21,720,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2007 – February 28, 2007	—	—	—	—
March 1, 2007 – March 31, 2007	1,536,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
April 1, 2007 – April 30, 2007	—	—	—	—
May 1, 2007 – May 31, 2007	—	—	—	—
June 1, 2007 – June 30, 2007	—	—	—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

Sierra held a special meeting of stockholders to consider and vote upon the proposed merger with UnitedHealth Group Incorporated on June 27, 2007 in Las Vegas, Nevada.  The stockholders approved the merger based on the voting results below:

			Broker
For	Against	Abstain	Non-votes
40,959,541	113,920	22,022	0

Item 5. Other Information

None

Item 6. Exhibits

(10.9)	Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996, as Amended and Restated Effective January 1, 2006.
(31.1)	Rule 13a – 14(a) or 15d – 14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a – 14(a) or 15d – 14(a) Certification of Chief Financial Officer.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ MARC R. BRIGGS Marc R. Briggs Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: July 31, 2007