Form 10-Q
period 2007-09-30
SIERRA HEALTH SERVICES INC
filed 2007-11-06
CIK 754009

United States
Securities And Exchange Commission
Washington, DC 20549

 FORM 10-Q

 (Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007
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

The number of shares outstanding of the registrant's Common Stock as of November 2, 2007 was 56,193,000.

Sierra Health Services, Inc.
Quarterly Report on Form 10-Q
For The Period Ended September 30, 2007

        i

Part I.  Financial Information
Item 1.                      Financial Statements
Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$53,160	$58,918
Investments	284,420	323,846
Accounts receivable (less allowance for doubtful accounts:
2007-$7,400;2006-$5,518)	30,366	21,308
Current portion of deferred tax asset	33,584	29,861
Prepaid expenses and other current assets	129,475	110,020
Total current assets	531,005	543,953

Property and equipment, net	64,197	71,893
Restricted cash and investments	17,274	19,428
Goodwill	14,782	14,782
Deferred tax asset (less current portion)	28,762	18,656
Note receivable (less valuation allowance: 2007 and 2006 - $15,000)	47,000	47,000
Other assets	92,006	93,700
Total assets	$795,026	$809,412

Liabilities and stockholders' equity
Current liabilities:
Accrued and other current liabilities	$85,389	$99,314
Trade accounts payable	2,082	1,552
Accrued payroll and taxes	29,351	25,925
Medical claims payable	191,122	222,895
Premium deficiency reserve	22,081	1,076
Unearned premium revenue	52,207	52,075
Current portion of long-term debt	153	116
Total current liabilities	382,385	402,953

Long-term debt (less current portion)	20,535	118,734
Other liabilities	91,062	71,007
Total liabilities	493,982	592,694

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2007 – 73,582;
2006 – 70,835 shares issued; 2007 – 56,180; 2006 – 53,824 shares outstanding	368	354
Treasury stock at cost: 2007 – 17,402; 2006 – 17,011 common stock shares	(614,976)	(600,539)
Additional paid-in capital	469,645	436,643
Accumulated other comprehensive loss	(7,408)	(8,635)
Retained earnings	453,415	388,895
Total stockholders' equity	301,044	216,718
Total liabilities and stockholders' equity	$795,026	$809,412

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Medical premiums	$445,680	$405,618	$1,371,000	$1,220,726
Professional fees	13,483	13,300	42,519	39,097
Investment and other revenues	9,761	11,079	32,089	32,860
Total	468,924	429,997	1,445,608	1,292,683

Operating expenses:
Medical expenses	375,075	323,694	1,172,597	981,758
General and administrative expenses	42,264	51,291	160,984	153,052
Total	417,339	374,985	1,333,581	1,134,810

Operating income	51,585	55,012	112,027	157,873
Interest expense	(584)	(1,015)	(3,576)	(2,793)
Other income (expense), net	279	14	1,773	(10)

Income before income taxes	51,280	54,011	110,224	155,070
Provision for income taxes	(16,654)	(19,082)	(37,477)	(53,936)
Net income	$34,626	$34,929	$72,747	$101,134

Net income per common share	$0.62	$0.62	$1.30	$1.78

Net income per common share assuming dilution	$0.59	$0.56	$1.24	$1.61

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity
(In thousands)
(Unaudited)
	Common Stock		In Treasury		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stock- holders'

	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance, January 1, 2006	69,136	$346	11,006	$(377,190)	$400,287	$(1,750)	$262,559	$284,252
Common stock issued in connection with stock plans	624	3	(562)	19,095	8,534	—	(13,569)	14,063
Share-based compensation expense	—	—	(1)	23	5,782	—	5	5,810
Common stock issued in connection with conversion of debentures	929	5	—	—	8,495	—	—	8,500
Excess tax benefits from share-based payment arrangements	—	—	—	—	11,445	—	—	11,445
Repurchase of common stock shares	—	—	3,136	(127,780)	—	—	—	(127,780)
Comprehensive income:
Net income	—	—	—	—	—	—	101,134	101,134
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($746 pretax)	—	—	—	—	—	(485)	—	(485)
Total comprehensive income	—	—	—	—	—	(485)	101,134	100,649
Balance, September 30, 2006	70,689	$354	13,579	$(485,852)	$434,543	$(2,235)	$350,129	$296,939

Balance, January 1, 2007	70,835	$354	17,011	$(600,539)	$436,643	$(8,635)	$388,895	$216,718
Common stock activity in connection with stock plans	204	1	(194)	5,444	2,833	—	(4,158)	4,120
Share-based compensation expense	—	—	—	1,200	2,493	—	198	3,891
Common stock issued in connection with conversion of debentures	2,543	13	—	—	23,243	—	—	23,256
Excess tax benefits from share-based payment arrangements	—	—	—	—	4,433	—	—	4,433
Repurchase of common stock shares	—	—	585	(21,081)	—	—	—	(21,081)
Cumulative effect from adoption of FIN 48	—	—	—	—	—	—	(4,267)	(4,267)
Comprehensive income:
Net income	—	—	—	—	—	—	72,747	72,747
Other comprehensive income:
Net unrealized holding gain on available-for-sale investments ($823 pretax)	—	—	—	—	—	535	—	535
Unfunded portion of defined benefit pension plan ($1,064 pretax)	—	—	—	—	—	692	—	692
Total comprehensive income	—	—	—	—	—	1,227	72,747	73,974
Balance, September 30, 2007	73,582	$368	17,402	$(614,976)	$469,645	$(7,408)	$453,415	$301,044

See accompanying Notes to Condensed Consolidated Financial Statements

Sierra Health Services, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$72,747	$101,134
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	11,615	12,327
Share-based compensation expense	3,891	5,810
Excess tax benefits from share-based payment arrangements	(4,433)	(11,445)
Provision for doubtful accounts	5,222	1,796
Other adjustments	(1,083)	213
Change in operating assets and liabilities:
Deferred tax asset	(14,105)	(2,986)
Other current assets	(26,810)	(53,303)
Other assets	(3,172)	(4,270)
Accrued payroll and taxes	3,426	6,747
Medical claims payable	(31,773)	21,396
Other current liabilities	(1,980)	14,121
Unearned premium revenue	132	3,499
Premium deficiency reserve	21,005	—
Other liabilities	16,479	(1,136)
Net cash provided by operating activities	51,161	93,903

Cash flows from investing activities:
Capital expenditures, net of dispositions	(2,967)	(13,183)
Purchase of investments, net of proceeds	34,832	11,500
Net cash provided by (used for) investing activities	31,865	(1,683)

Cash flows from financing activities:
Payments on debt and capital leases	(78,494)	(82)
Purchase of treasury stock	(21,081)	(127,780)
Excess tax benefits from share-based payment arrangements	4,433	11,445
Proceeds from exercise of stock in connection with stock plans	6,358	14,063
Net cash used for financing activities	(88,784)	(102,354)

Net decrease in cash and cash equivalents	(5,758)	(10,134)
Cash and cash equivalents at beginning of period	58,918	88,059
Cash and cash equivalents at end of period	$53,160	$77,925

Supplemental condensed consolidated statement of cash flows information:
Cash paid during the period for interest	$3,828	$2,672
Net cash paid during the period for income taxes	57,615	37,398
Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	23,256	8,500
Asset received in consideration for payment of a loan	6,815	—
Additions to capital leases	212	—
Cashless exercise of restricted stock units	2,237	—
Investments purchased but not settled (received but not yet purchased)	9,222	(539)

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

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to conform to the current year presentation. Such reclassifications have no effect on net income as previously reported.

2.           Pending Business Combination

On March 11, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with UnitedHealth Group Incorporated, a Minnesota corporation ("UnitedHealth Group"), and Sapphire Acquisition, Inc., a Nevada corporation and an indirect wholly-owned subsidiary of UnitedHealth Group ("Merger Sub").  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with Sierra continuing as the surviving company.  At the effective time of the Merger, each issued and outstanding share of the Company's common stock (other than shares owned by UnitedHealth Group or Merger Sub, whose shares will be cancelled), will be converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement. Completion of the Merger is subject to various conditions, including, among others, (i) approval of the holders of a majority of the outstanding shares of the Company's common stock, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act ("HSR") waiting period, (iii) absence of any order, injunction or other judgment or decree prohibiting the consummation of the Merger, (iv) receipt of required governmental consents and approvals without negative regulatory action, and (v) subject to certain exceptions, the accuracy of the representations and warranties of the Company and UnitedHealth Group, as applicable, and compliance by the Company and UnitedHealth Group with their respective obligations under the Merger Agreement.  The Merger Agreement contains certain termination rights for both the Company and UnitedHealth Group, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay UnitedHealth Group a termination fee of $85.0 million and in other circumstances, UnitedHealth Group may be required to pay Sierra a termination fee of $25.0 million.

On May 16, 2007, the Company and UnitedHealth Group received a request for additional information from the Antitrust Division of the U.S. Department of Justice ("DOJ") regarding the proposed merger between the two companies.  The information request, also known as a "second request," was issued under notification requirements of the HSR.   The effect of the second request is to extend the waiting period imposed by the HSR until 30 days after the Company and UnitedHealth Group have substantially complied with the request for additional information, unless the period is extended voluntarily by the parties or terminated sooner by the DOJ.

On June 27, 2007, the Company’s stockholders approved the Merger Agreement.  On August 27, 2007, the Company received an order granting approval of the merger from the Commissioner of Nevada's Division of Insurance. On September 6, 2007, the Company received notice that the California Department of Insurance granted approval of the merger.

3.           Medicare Part D Prescription Drug Program ("PDP")

The Company contracted with the Centers for Medicare and Medicaid Services ("CMS") to offer a basic stand-alone PDP ("Basic Plan") to eligible Medicare beneficiaries effective January 1, 2006.  The Company offered the Basic Plan in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. The Company was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries.

In 2007, the Company expanded its Basic Plan offering to 30 states and the District of Columbia. The Company remains eligible as a PDP sponsor for its 2006 auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its 2006 and new 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. The Company is no longer a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas.  For 2007, the Company, for the first time, offers an enhanced benefit plan ("Enhanced Plan") in the same 30 states and the District of Columbia.  The Enhanced Plan provides brand name and generic prescription drug benefits through the coverage gap.  See Note 4 for further discussion of the premium deficiency reserve associated with the Enhanced Plan.

In 2008, the Company will continue to offer the Basic Plan in 30 states and the District of Columbia, but will be a PDP sponsor for auto-enrolled beneficiaries only in Arizona. The Company will no longer be a PDP sponsor for auto-enrolled beneficiaries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington as it did not meet the CMS benchmark in those states for 2008. The Company did not submit a bid to CMS for an Enhanced Plan offering for 2008 and therefore will not be offering this plan in 2008.

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

CMS shares in the risk of certain pharmacy costs related to the basic benefits covered in both of the Company’s stand-alone plans and its Medicare Advantage PDP.  The Company recognizes a risk sharing receivable or payable based on the year-to-date activity.  The risk sharing receivable or payable is accumulated for each contract and recorded in the Condensed Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.   The Company had a $19.9 million and an $11.8 million risk sharing payable balance related to its Medicare Advantage PDP at September 30, 2007 and December 31, 2006, respectively, which is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet.

Payments from CMS for reinsurance and for cost sharing related to low income individuals ("Subsidies") are recorded as a payable when received. This payable is reduced when reinsurance is utilized and Subsidies are provided by the Company.  This activity is accumulated and when the net balance for each contract is negative, it is reclassed to a receivable.   The payable or receivable is recorded in the Condensed Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period. The Company had a $42.2 million and a $63.4 million receivable balance at September 30, 2007 and December 31, 2006, respectively, for reinsurance and Subsidies related to our stand-alone PDP, which is included in prepaid and other current assets in the Condensed Consolidated Balance Sheet.  A reconciliation of the final risk sharing, Subsidies, and reinsurance amounts is usually performed in the third quarter following the plan year.  The Company has received the reconciliation for the 2006 plan year and received the final payment in the fourth quarter of 2007.

4.           Premium Deficiency Reserves

In 2007, the Company offered its Basic Plan and, for the first time, it offered an Enhanced Plan.  The Company engaged independent actuarial consultants in developing the Enhanced Plan.  The premium structure for the Enhanced Plan was based on a projected level of utilization per member.  The Company's experience so far in 2007 indicates it has experienced significantly increased costs from what the actuarial projections anticipated.  Based on the data available to date, the estimated 2007 pharmacy and administrative maintenance costs will exceed the estimated 2007 premiums.

For purposes of analyzing premium deficiencies, the Company follows the guidance provided by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards No. 60 "Accounting and Recording by Insurance Enterprises" ("SFAS 60"), which requires contracts to be grouped in a manner consistent with its method of acquiring, servicing, and measuring the profitability of such contracts.  Based on the guidance provided in SFAS 60, the Company concluded that it should evaluate the Enhanced Plan and the Basic Plan separately when determining if a premium deficiency exists.  SFAS 60 also requires a premium deficiency be recognized if the sum of expected claim costs and claim adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and administrative maintenance costs exceeds related unearned premiums.  The Company does not consider anticipated investment income in determining if a premium deficiency exists. During the first half of 2007, the Company recorded a $55.3 million pre-tax loss related to the Enhanced Plan, which resulted in a premium deficiency reserve of $39.3 million at June 30, 2007.  This represented the Company's estimate of the full year 2007 losses for the Enhanced Plan based on the data available at that time.  Based on the data which is currently available, the Company now believes that the entire year 2007 losses for the Enhanced Plan will be $58.9 million.  The Company has recorded an additional $3.6 million in premium deficiency reserves during the quarter ended September 30, 2007.   The change in estimate was due to higher than projected utilization during the third quarter of 2007 and lower than projected risk share from CMS resulting in an $9.4 million increase in projected medical losses, which was partially offset by a $5.8 million decrease in projected general and administrative expenses, due to better than expected collections of the members’ portion of the premiums.  At September 30, 2007, the remaining premium deficiency reserve balance for the Enhanced Plan was $22.1 million.

5.           Investments

Of the cash and cash equivalents and current investments that total $337.6 million in the accompanying Condensed Consolidated Balance Sheet at September 30, 2007, $307.4 million is limited for use only by the Company's regulated subsidiaries.  Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements and by dividends, which customarily must be approved by regulating state insurance departments.  The remainder is available to Sierra on an unrestricted basis.

Investments consist primarily of U.S. Government and its agencies' securities, municipal bonds, corporate bonds, securities, trust deed mortgage notes, limited partnerships, and real estate joint ventures.  At September 30, 2007, approximately 70% of the Company's investment portfolio is invested in U.S. Government and its agencies' securities and municipal bonds.  All non-restricted investments that are designated as available-for-sale are classified as current assets and stated at fair value.  Fair value is estimated primarily from published market values at the balance sheet date.  These investments are available for use in the current operations regardless of contractual maturity dates.  Restricted investments are classified as non-current assets. The Company calculates realized gains and losses using the specific identification method and includes them in investment and other revenues.  Unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders' equity, net of income tax effects, until realized.  The Company does not have any held-to-maturity investments. The Company does not believe any of its available-for-sale or restricted investments are other than temporarily impaired at September 30, 2007.

The Company classifies investments in trust deed mortgage notes, limited partnerships, and real estate joint ventures as other investments.  These investments are classified as current assets if expected maturity is within one year of the balance sheet date.  Otherwise, they are classified as long-term investments and included in other assets in the Condensed Consolidated Balance Sheet. The Company believes that no adjustments are required to its recorded amounts of investments in trust deed mortgage notes, limited partnerships or real estate joint ventures at September 30, 2007.

6.           Long-Term Debt

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023.  The debentures are not guaranteed by any of Sierra's subsidiaries.  The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year.  Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of the Company's common stock before March 15, 2023 if: (i) the market price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company's common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred.  Beginning December 2003, and for each subsequent period, the market price of the Company's common stock exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share.  Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018, or upon certain corporate events, including a change in control.  In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock.  The Company can redeem the debentures for cash beginning March 20, 2008.

During the first quarter of 2006, a debenture holder ("holder") converted $500,000 in debentures for approximately 54,000 shares of common stock.  During the third quarter of 2006, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During the first quarter of 2007, the Company entered into one privately negotiated transaction with a holder pursuant to which the holder converted an aggregate of $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. In addition, two other holders also converted $1.5 million in debentures for approximately 168,000 shares of common stock.  At September 30, 2007, the Company had outstanding $20.2 million in aggregate principal amount of its 2¼% senior convertible debentures due March 15, 2023.

Revolving Credit Facility - On March 3, 2003, the Company entered into a revolving credit facility.  Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%.  The facility is available for general corporate purposes and at September 30, 2007, the Company had no outstanding balance on this facility.

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

The revolving credit facility's covenants limit the Company's ability to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities.  The Company's ability to pay dividends, repurchase its common stock and prepay other debt is unlimited provided that the Company can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction.  In addition, the Company is required to comply with specified financial ratios as set forth in the credit agreement.  The Company believes it is in compliance with all covenants of the credit agreement at September 30, 2007 and 2006.

7.           Employee and Director Benefit Plans

Share-based Compensation - The Company's employee stock plan and non-employee director stock plan provide common share-based awards to employees and to non-employee directors. The plans provide for the granting of restricted stock units, options, and other share-based awards.  At September 30, 2007, the employee plan and the non-employee director plan permit the granting of share options and shares of up to 4.0 million and 221,000 shares, respectively, of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such installments as set by the committee.

The following table summarizes the share-based compensation expense included in the Condensed Consolidated Statements of Income for all share-based compensation plans that were recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment":

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Medical expenses	$224	$250	$801	$671
General and administrative expenses	673	2,518	3,090	5,139
Share-based compensation expense before income taxes	897	2,768	3,891	5,810
Income tax benefit	(314)	(969)	(1,362)	(2,034)
Net share-based compensation expense	$583	$1,799	$2,529	$3,776

For the nine months ended September 30, 2007 and 2006, net cash proceeds realized from stock option exercises and purchases under the Company's Employee Stock Purchase Plan ("Purchase Plan") were $6.4 million and $14.1 million, respectively, and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan was $5.1 million and $11.6 million, respectively.

Employee Stock Purchase Plan and Stock Options

The Company's Purchase Plan allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan.  During 2007, 49,000 and 56,000 shares were purchased at prices of $30.63 and $30.46 per share, respectively. During 2006, 158,000 and 49,000 shares were purchased at prices of $30.67 and $34.43 per share, respectively.  At September 30, 2007, the Company had 665,000 shares reserved for purchase under the Purchase Plan.  There were no stock option grants during the periods ended September 30, 2007 or 2006.

The following table reflects the activity of the stock option plans for the nine months ended September 30, 2007:

			Weighted
	Number	Weighted	Average	Aggregate
	Of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	Remaining	Value
	(In thousands)	(per share)	(In years)	(In thousands)
Outstanding, January 1, 2007	1,775	$12.94
Granted	—	—
Exercised	(322)	9.79
Cancelled	(26)	17.94
Outstanding, September 30, 2007	1,427	$13.56	4.83	$40,845

Exercisable at September 30, 2007	891	$10.52	4.72	$28,211

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the market price of the Company's stock on September 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the market value of the Company's stock and the number of shares exercisable or outstanding. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1.1 million and $3.4 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $9.9 million and $32.1 million, respectively.

The following table reflects the activity of the nonvested stock options for the nine months ended September 30, 2007:

	Number	Weighted-Average
	Of	Grant Date
	Shares	Fair Value
	(In thousands)	(per share)
Nonvested shares, January 1, 2007 (1)	803	$7.34
Granted	—	—
Vested	(405)	6.42
Canceled	(12)	6.17
Nonvested shares, September 30, 2007 (1)	386	$8.35

(1)	Excludes 164,000 and 150,000 shares at January 1, 2007 and September 30, 2007, respectively, which vested in 2005, but are not exercisable until 2008.

As of September 30, 2007, the Company expects to recognize future total compensation cost of $1.6 million related to nonvested stock options over a weighted-average period of nine months.

Restricted Stock Units

In January 2007, the Company issued 2,000 units of restricted stock ("Units") to each of the five non-employee Directors.  In January 2006, the Company issued 4,000 Units to each of the six non-employee Directors.  Each Unit represents a nontransferable right to receive one share of the Company's common stock and there is no cost to the recipient to exercise the Units. The Units vest according to a variety of vesting schedules or earlier based on the occurrence of certain events, including a change of control in the Company.  The fair value of the transactions was based on the number of Units issued and the Company's stock price on the date of issuance, which was $35.35 and $38.49 in 2007 and 2006, respectively.   Total expense associated with the Units was $99,000 and $48,000 for the three months ended September 30, 2007 and 2006, respectively. Total expense associated with the Units was $284,000 and $287,000 for the nine months ended September 30, 2007 and 2006, respectively.

In August 2006, the Company issued 210,000 Units to certain members of its management.  The Units vest according to a variety of vesting schedules, or earlier based on the occurrence of certain events, including a change of control in the Company.  The majority of Units have a three year holding period from the date of grant. The fair value of the transaction was based on the number of Units issued, the Company's stock price on the date of issuance, which was $43.60, and an estimated forfeiture rate.   A discount was applied to the Units with a holding period as a result of the lack of marketability between the vesting dates and settlement dates.  The discount was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 32.3%, risk-free interest rate of 4.8% and dividend rate of 0%. Total expense associated with the Units was $193,000 and $730,000 for the three and nine months ended September 30, 2007, which approximates the fair value of vested Units during the year.  Total expense associated with the Units was $1.7 million for the three and nine months ended September 30, 2006.

The Company allows employees to surrender vested Units ("Cashless Exercise") to pay for payroll withholdings.  During 2007, the Company had employees Cashless Exercise 11,000 Units to pay for $2.2 million in payroll withholdings.

The following table reflects the activity of the restricted stock unit plans for the nine months ended September 30, 2007:

	Number	Aggregate
	Of	Intrinsic
	Shares	Value
	(In thousands)
Outstanding, January 1, 2007(1)(2)	104
Granted	10
Vested	(23)
Canceled	(1)
Outstanding, September 30, 2007(1)(3)	90	$3,797

(1)	The Units have no exercise price.

(2)	Does not include 540,000 Units that have vested but have not settled. These Units are included in outstanding shares.

(3)	Does not include 296,000 Units that have vested but have not settled. These Units are included in outstanding shares.

As of September 30, 2007, the Company expects to recognize future total compensation cost of $2.7 million related to nonvested Units over a weighted-average period of 1.4 years.

Supplemental Executive Retirement Plan ("SERP")

The Company has a non-qualified defined benefit retirement plan covering certain key employees.  The Company is informally funding the benefits through the purchase of life insurance policies. Certain participant benefits are based on, among other things, the employee's average earnings of the three highest years over the five-year period prior to retirement or termination, and length of service.  Other participant benefits are defined by the plan and based on length of service.  Any benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan.  During the quarter, four SERP participants retired and started to receive benefits under the plan.

For the nine months ended September 30, 2007 and 2006, the Company contributed $680,000 and $548,000, respectively to fund benefit payments. The Company’s non- current SERP balance was $31.1 million and $30.7 million at September 30, 2007 and December 31, 2006, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$139	$126	$417	$378
Interest cost	426	399	1,278	1,197
Amortization of prior service credits	303	302	908	908
Recognized actuarial loss	52	32	157	96
Net periodic benefit cost	$920	$859	$2,760	$2,579

8.           Share Repurchases

From January 1, 2007 through September 30, 2007, the Company purchased 585,000 shares of its common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through September 30, 2007, the Company purchased, in the open market or through negotiated transactions, 29.2 million shares, adjusted for the two for one stock split effective December 30, 2005, for $651.9 million at an average cost per share of $22.29.  On January 25, 2007, the Company's Board of Directors authorized an additional $50.0 million in share repurchases.  At September 30, 2007, $53.1 million was still available under the Board of Directors' authorized plan.  The repurchase program has no stated expiration date.  The Company's revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio; however, effective March 11, 2007, the Company has halted its repurchase program pending the UnitedHealth Group merger.

9.           Earnings Per Share

The following table provides a reconciliation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Basic income per share:
Net income	$34,626	$34,929	$72,747	$101,134

Weighted average common shares outstanding	56,162	56,332	55,865	56,706

Net income per common share	$0.62	$0.62	$1.30	$1.78

Diluted income per share:
Net income	$34,626	$34,929	$72,747	$101,134
Interest expense on Sierra debentures, net of tax	74	185	242	562
Income for purposes of computing diluted net income per share	$34,700	$35,114	$72,989	$101,696

Weighted average common shares outstanding	56,162	56,332	55,865	56,706
Dilutive options and restricted shares outstanding	665	807	701	943
Dilutive impact of conversion of Sierra debentures	2,214	5,517	2,414	5,598
Weighted average common shares outstanding assuming dilution	59,041	62,656	58,980	63,247

Net income per common share assuming dilution	$0.59	$0.56	$1.24	$1.61

10.           Comprehensive Income

The following table presents comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$34,626	$34,929	$72,747	$101,134
Change in net unrealized holding loss on available-for-sale investments	1,892	1,640	535	(485)
Change in unfunded portion of defined benefit pension plan	230	—	692	—
Comprehensive income	$36,748	$36,569	$73,974	$100,649

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

The total amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was $12.6 million as of adoption.   Interest and penalties related to income tax matters are classified as a component of income tax expense and totaled $200,000 tax benefit and $300,000 tax expense for the three and nine months ended September 30, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  Tax years 1996 to 2007 remain subject to examination for U.S. federal income tax and tax years 2002 to 2004 remain subject to examination by major state tax jurisdictions.

During the next 12 months, the Company expects a decrease of $1.8 million in gross unrecognized tax benefits associated with a request for change in accounting method.

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

The Company generated approximately 43% of its total consolidated revenues from agencies of the U.S. government for both the three month periods ended September 30, 2007 and 2006, through participation in Medicare and the Federal Employees Health Benefit Plan programs.  The Company generated approximately 45% of its total consolidated revenues from agencies of the U.S. government for both the nine month periods ended September 30, 2007 and 2006.

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

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark.  The complaint names the Company and each of its directors as defendants (collectively, the "defendants"), and was filed by a purported stockholder of the Company.  The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated with UnitedHealth Group, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for the Company and its shareholders, and the defendants are engaging in self-dealing and unjust enrichment.  The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct.

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

        Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations
Item 2.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007 and accompanying notes for the three and nine month periods ended September 30, 2007 and 2006, included in this Form 10-Q. The information contained below is subject to risk factors. We urge the reader to review carefully the sections "Forward-Looking Statements" in Part I, Item 1 and "Risk Factors" in Part I, Item 1A of our 2006 Annual Report on Form 10-K as well as "Risk Factors" in Part II, Item 1A of this Form 10-Q for a more complete discussion of the risks associated with an investment in our securities.

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

Summary of Consolidated Results – Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Percent Of Revenue Three Months Ended September 30,		Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$445,680	$405,618	95.0%	94.3%	$40,062	9.9%
Professional fees	13,483	13,300	2.9	3.1	183	1.4
Investment and other revenues	9,761	11,079	2.1	2.6	(1,318)	(11.9)
Total	468,924	429,997	100.0	100.0	38,927	9.1

Operating expenses:
Medical expenses	375,075	323,694	80.0	75.3	51,381	15.9
Medical care ratio	81.7%	77.3%				4.4
General and administrative expenses	42,264	51,291	9.0	11.9	(9,027)	(17.6)
Total	417,339	374,985	89.0	87.2	42,354	11.3

Operating income	51,585	55,012	11.0	12.8	(3,427)	(6.2)
Interest expense	(584)	(1,015)	(0.1)	(0.2)	431	(42.5)
Other income (expense), net	279	14	—	—	265	1892.9

Income before income taxes	51,280	54,011	10.9	12.6	(2,731)	(5.1)
Provision for income taxes	(16,654)	(19,082)	(3.5)	(4.5)	2,428	(12.7)
Tax rate	32.5%	35.3%				(2.8)
Net income	$34,626	$34,929	7.4%	8.1%	$(303)	(0.9)%

Net income per common share assuming dilution	$0.59	$0.56			$0.03	5.4%

Membership
HMO:
Commercial	282,400	273,600			8,800	3.2%
Medicare	56,600	57,000			(400)	(0.7)
Medicaid	57,500	57,000			500	0.9
Subtotal HMO	396,500	387,600			8,900	2.3

Commercial PPO and HSA	37,900	31,300			6,600	21.1
Medicare PPO and PFFS	3,500	1,700			1,800	105.9
Medicare Part D-Basic	152,400	183,300			(30,900)	(16.9)
Medicare Part D-Enhanced	45,500	—			45,500	100.0
Medicare supplement	12,500	13,700			(1,200)	(8.8)
Administrative services	228,500	221,100			7,400	3.3
Total membership	876,800	838,700			38,100	4.5%

Member months
Commercial	950,700	903,600			47,100	5.2%
Medicare HMO	170,000	171,000			(1,000)	(0.6)
Medicaid	171,800	171,600			200	0.1

The table above should be reviewed in association with the discussion that follows.

Summary of Consolidated Results – Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,		Percent Of Revenue Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
(In thousands, except percentages, per share and membership)
Operating revenues:
Medical premiums	$1,371,000	$1,220,726	94.8%	94.4%	$150,274	12.3%
Professional fees	42,519	39,097	3.0	3.0	3,422	8.8
Investment and other revenues	32,089	32,860	2.2	2.6	(771)	(2.3)
Total	1,445,608	1,292,683	100.0	100.0	152,925	11.8

Operating expenses:
Medical expenses	1,172,597	981,758	81.1	76.0	190,839	19.4
Medical care ratio	83.0%	77.9%				5.1
General and administrative expenses	160,984	153,052	11.2	11.8	7,932	5.2
Total	1,333,581	1,134,810	92.3	87.8	198,771	17.5

Operating income	112,027	157,873	7.7	12.2	(45,846)	(29.0)
Interest expense	(3,576)	(2,793)	(0.2)	(0.2)	(783)	28.0
Other income (expense), net	1,773	(10)	0.1	—	1,783	(17,830.0)

Income before income taxes	110,224	155,070	7.6	12.0	(44,846)	(28.9)
Provision for income taxes	(37,477)	(53,936)	(2.6)	(4.2)	16,459	(30.5)
Tax rate	34.0%	34.8%				(0.8)
Net income	$72,747	$101,134	5.0%	7.8%	$(28,387)	(28.1)%

Net income per common share assuming dilution	$1.24	$1.61			$(0.37)	(23.0)%

Member months
Commercial	2,809,400	2,644,000			165,400	6.3%
Medicare HMO	510,200	509,700			500	0.1
Medicaid	527,300	507,600			19,700	3.9

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

On May 16, 2007, we and UnitedHealth Group received a request for additional information from the Antitrust Division of the U.S. Department of Justice (DOJ) regarding the proposed merger between the two companies.  The information request, also known as a "second request," was issued under notification requirements of the HSR.   The effect of the second request is to extend the waiting period imposed by the HSR until 30 days after we and UnitedHealth Group have substantially complied with the request for additional information, unless the period is extended voluntarily by the parties or terminated sooner by the DOJ.

On June 27, 2007, our stockholders approved the Merger Agreement.  On August 27, 2007, we received an order granting approval of the merger from the Commissioner of Nevada's Division of Insurance. On September 6, 2007, we received notice that the California Department of Insurance granted approval of the merger.

Executive Summary

Our highlights for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 include:

•
Total operating revenues increased by 11.8%.  This improvement was primarily driven by a 12.3% increase in medical premiums due to a 38.0% increase in premiums for our stand alone Medicare Part D prescription drug (PDP) programs, an increase in our commercial membership and premium rate increases.  Also contributing to the improvement in operating revenues was an 8.8% increase in professional fees due to an increase in visits to our clinical subsidiaries.

•
HMO membership increased 2.3% as a result of new accounts and in-case growth on commercial membership and growth in Medicaid member months.  This increase is net of the 11,000 commercial member terminations effective January 1, 2007, from three large employer groups that had been anticipated.

•
Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased to 83.0% in 2007 from 77.9% in 2006.  The increase in our medical care ratio is primarily related to the estimated full year 2007 pre-tax loss of $58.9 million related to our new enhanced PDP product that was recorded during the period, which significantly increased medical expenses.  See Medical Expenses below for more details.

•
General and administrative (G&A) expenses as a percentage of medical premiums decreased to 11.7% in 2007 from 12.5% in 2006.  G&A expenses increased 5.2% primarily due to costs associated with our pending merger with UnitedHealth Group, increases in premium taxes and brokers' fees, and G&A costs related to our new enhanced PDP product.

•
We had operating income of $112.0 million in 2007 compared to $157.9 million in 2006.  This decrease is related to the $58.9 million operating loss recorded during 2007 related to our new enhanced PDP product.  See Medical Expenses below for more details. This decrease was partially offset by an increase in operating income primarily driven by medical premium revenue growth from new members and premium rate increases.

•
Cash flows from operating activities decreased to $51.2 million from $93.9 million during 2006.  This decrease is mostly due to the timing of tax payments and a $19.3 million decrease in operating cash flows from our PDP plans during 2007 compared to 2006, which was primarily related to the timing of PDP payments during the year and operating losses related to our new enhanced PDP product.  See Medical Expenses below for more details.

Results Of Operations For The Three Months Ended September 30, 2007 Compared To The Three Months Ended September 30, 2006

Medical Premiums. The increase in medical premiums for 2007 reflects a 5.2% increase in commercial member months (the number of months individuals are enrolled in a plan).  This increase is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts, which was partially offset by 11,000 commercial member terminations effective January 1, 2007 from three large employer groups.  Commercial premium rates for renewing commercial groups increased approximately 8.9% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.7%, net of changes in benefits.

The increase in medical premiums for 2007 includes $19.2 million from our new stand-alone enhanced PDP product (Enhanced Plan) that was effective January 1, 2007.  This was partially offset by a $6.4 million decrease in our stand-alone basic PDP plan (Basic Plan).   We recognize medical premiums from our PDP plans as earned over the contract period.

In 2007, we expanded our offering of our Basic Plan to 30 states and the District of Columbia.  We engaged a national marketing partner for our Basic Plan and we are using our established broker network in Nevada and Utah.  Additionally, our Basic Plan remained eligible as a PDP sponsor for our 2006 auto-enrolled Medicare and Medicaid beneficiaries in California and Nevada, and for our 2006 and new 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. Our Basic Plan is no longer a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas.  At September 30, 2007, we had 152,400 beneficiaries enrolled in our Basic Plan, the majority of which were auto-enrolled beneficiaries.   In 2007, for the first time, we offered an Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole", in 30 states and the District of Columbia.  Based on the data available to date, we now anticipate that estimated 2007 pharmacy and administrative maintenance costs will exceed estimated 2007 premiums by $58.9 million.  See Medical Expenses below for more details.  At September 30, 2007, we had 45,500 members enrolled in our Enhanced Plan.  We do expect some new members to enroll in the Enhanced Plan during the fourth quarter as newly eligible Medicare beneficiaries can still enroll; however, existing Medicare beneficiaries cannot change stand-alone PDP plans during the year unless unusual circumstances exist.

In 2008, we will continue to offer our Basic Plan to 30 states and the District of Columbia.  In 2008, we will be a PDP sponsor for auto-enrolled Medicare and Medicaid beneficiaries in Arizona. We will no longer be a PDP sponsor for auto-enrolled Medicare and Medicaid beneficiaries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington as we did not meet the Centers for Medicare and Medicaid Services ("CMS") benchmark in those states for 2008. As of September 30, 2007, auto-enrolled Medicare and Medicaid beneficiaries in these states accounted for approximately 57% of our total stand alone PDP membership. Based on our prior years' experience, we expect to retain a small percentage of this population through voluntary enrollment.  We did not submit a bid to CMS for an Enhanced Plan in 2008 and therefore will not be offering this plan for 2008.

CMS shares in a portion of the risk of pharmacy costs related to the basic coverage in our Basic Plan and our Enhanced Plan as well as our Medicare Advantage PDP.  We recognize a risk sharing receivable or payable based on the year-to-date activity and a corresponding increase or decrease to medical premiums.  The risk sharing  receivable or payable is accumulated for each contract and recorded in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.  See Note 3, "Medicare Part D Prescription Drug Program", in the Notes to Condensed Consolidated Financial Statements.

In 2007, we continue to offer local and regional Medicare Advantage PPO (MAPPO) plans and for the first time, we are offering a Medicare Advantage Private Fee-For-Service (MAPFFS) plan. This plan is available in 28 states and the District of Columbia. The MAPFFS plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members also have unlimited network access. At September 30, 2007, we had 2,100 and 400 members enrolled in our regional and local MAPPO plans, respectively. At September 30, 2007, we had 1,000 members enrolled in our MAPFFS plan.   In 2008, we will continue to offer our local and regional MAPPO plans as well as our MAPFFS plan.

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

For 2008, we will be fully transitioned to a risk payment methodology; however, we have been notified by CMS that there will continue to be a frailty factor component to our payment through 2010.  The frailty factor will be a component of the risk score calculation for former Social HMO plans by using 75%, 50% and 25% of the current frailty factor for plan years 2008, 2009 and 2010, respectively.  Even with the additional frailty factor component, we believe that a full transition to a risk payment methodology will likely cause our per member payment in 2008 to be less than our per member payment in 2007.

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

We contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP) to provide health care coverage to certain Medicaid eligible individuals.  To enroll in our Medicaid program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state's Medicaid program. At September 30, 2007, we had approximately 41,300 members enrolled in this program.  We also contract with the DHCFP to provide health care coverage to the Nevada Check Up program, which covers certain uninsured children who do not qualify for Medicaid.  At September 30, 2007, we had approximately 16,200 members enrolled in this program. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. In the first quarter we received a 1.0% rate increase retroactive to January 1, 2007 and do not expect to receive any further rate increases for 2007.

The DHCFP awarded a contract to Health Plan of Nevada, Inc. (HPN) as one of two Medicaid managed care contractors in the state of Nevada.  The new contract is effective November 1, 2006 through June 30, 2009.  The new contract allows the DHCFP, at its sole option, to extend the term of the contract for up to two additional years.  When the new contract became effective on November 1, 2006, existing Medicaid members were given the option to select either of the two Medicaid managed care contractors.  It appears that the majority of members that made an active selection selected our plan and our share of the plan membership was initially close to 60%.  The DHCFP tries to maintain a 55/45 market share band between the two contractors.  Since our current membership is slightly above 55% of the plan membership, the other contractor will continue to receive the majority of new members that do not make an active selection.  Over time, this is designed to keep the membership within a 55/45 market share band between the two contractors.

Continued medical premium revenue growth is principally dependent upon continued enrollment in our products and upon competitive and regulatory factors.

Professional Fees. The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries.

Investment and Other Revenue. The decrease in investment and other revenue primarily resulted from a decrease in revenue related to our administrative services subsidiary and a decrease in yields on our investments.  The decrease in yields is due to a declining exposure to investments in trust deed mortgage notes.  While they have provided higher yields than our other investments, we have tried to reduce our exposure due to the continued deterioration of the real estate market.  See Note 5, "Investments", in the Notes to Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased 440 basis points to 81.7%.  The increase in our medical care ratio is due primarily to an increase in the premium deficiency related to our Enhanced Plan, higher average bed days during 2007 for our Medicare HMO members, and the termination of our HCA Inc. (HCA) contract on December 31, 2006.

In 2007, we began to offer the Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole".  We engaged independent actuarial consultants in developing the Enhanced Plan.  The premium structure for the Enhanced Plan was based on a projected level of utilization per member.  Our experience so far in 2007 indicates that we have experienced significantly increased costs from what the actuarial projections anticipated.  During the first half of 2007, we recorded a $55.3 million pre-tax loss related to our Enhanced Plan, which resulted in a premium deficiency reserve of $39.3 million at June 30, 2007.  This represented our estimate of the full year 2007 losses for the Enhanced Plan based on the data available at that time.  Based on the most current data available to date, we now believe that the entire year 2007 losses for the Enhanced Plan will be $58.9 million.  We recorded an additional $3.6 million in premium deficiency reserves during the quarter.   The change in estimate was due to higher than projected utilization during the third quarter of 2007 and lower than projected risk share from CMS resulting in an $9.4 million increase in projected medical losses, which was partially offset by a $5.8 million decrease in our projected G&A expenses, due to better than expected collections of the members’ portion of the premiums.  At September 30, 2007, our premium deficiency reserve balance for our Enhanced Plan was $22.1 million. See Note 4, "Premium Deficiency Reserves", in the Notes to Condensed Consolidated Financial Statements for further discussion of our Enhanced Plan.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2007 was 47 compared to 45 for 2006.  The increase was related to an increase in claims payable for provider disputes and the timing of claims payments.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members.  We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services.  We incurred capitation expenses with non-affiliated providers of $32.7 million and $34.1 million, or 8.7% and 10.5%, of our total medical expenses for 2007 and 2006, respectively. Also included in medical expenses are the operating expenses of our medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 26.5% and 28.2% of our total medical expenses for 2007 and 2006, respectively.

The Las Vegas area has thirteen hospitals.  Our contract with our 2006 primary Las Vegas area contracted hospital organization, which includes three hospitals − Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center − owned by HCA, expired on December 31, 2006.  We have contracts in place through at least the middle of 2008 with the remaining hospitals in southern Nevada.  These contracts are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contract rates. While our efforts to move the majority of our HCA hospital days to other contracted hospitals have been successful, there are emergency and other situations that have required us to use the HCA hospitals in 2007.  In 2007, we have negotiated a discount to billed charges with HCA for our commercial members based on certain prompt pay terms; however, these charges are still substantially higher than our current commercial rates with our contracted hospitals. We receive a significant discount to billed charges for services rendered to Medicare and Medicaid members at an HCA hospital because we pay charges at the established Medicare and Medicaid rates.

General and Administrative Expenses. G&A expenses decreased primarily due to a decrease in our premium deficiency reserve recorded in G&A related to our new enhanced PDP product, a decrease in expenses related to salaries and bonuses, and a decrease in share-based compensation expense.  These decreases were partially offset by an increase in premium taxes, brokers’ fees and costs associated with our pending merger with UnitedHealth Group.  The decrease in the premium deficiency reserve recorded in G&A was related to better than expected collections for the members’ portion of premiums.  As a percentage of medical premiums, G&A expenses were 9.5% and 12.6% for 2007 and 2006, respectively.

Interest Expense. Interest expense decreased due to a decrease in long-term debt.  At September 30, 2007, we had no balance outstanding on our credit facility.

Provision for Income Taxes. Our effective tax rate is lower than the statutory tax rate primarily due to tax-preferred investment income and the recognition of tax benefits associated with a change in accounting method for a subsidiary, Health Plan of Nevada, Inc., which was approved by the Internal Revenue Service in the third quarter of 2007.  See Note 11, "Income Taxes", in the Notes to Condensed Consolidated Financial Statements for further discussion of our income taxes.

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

Results Of Operations For The Nine Months Ended September 30, 2007 Compared To The Nine Months Ended September 30, 2006

Medical Premiums. The increase in medical premiums for 2007 reflects a 6.3% increase in commercial member months.  This increase is attributed to in-case growth, movement from self-insured plans to our commercial products and other new accounts, which was partially offset by 11,000 commercial member terminations effective January 1, 2007 from three large employer groups.  The increase in medical premiums for 2007 also includes a 3.9% increase in Medicaid member months and a 0.1% increase in Medicare HMO member months as well as $83.5 million in medical premiums related to our Enhanced Plan that was effective January 1, 2007.  This was partially offset by a $24.6 million decrease in medical premiums related to our Basic Plan.

Commercial premium rates for renewing commercial groups increased approximately 6.1% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.8%, net of changes in benefits.

Professional Fees. The increase in professional fees primarily resulted from increased visits to our clinical subsidiaries.

Investment and Other Revenue. The decrease in investment and other revenue primarily resulted from a decrease in revenue related to our administrative services subsidiary.  See Note 5, "Investments", in the Notes to Condensed Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased to 83.0% from 77.9%.  The increase is mainly due to estimated losses for the full year of 2007 from our Enhanced Plan recorded in the year and the termination of our HCA contract on December 31, 2006.

We incurred capitation expenses with non-affiliated providers of $99.8 million and $99.9 million, or 8.5% and 10.2% of our total medical expenses for 2007 and 2006, respectively. Also included in medical expenses are the operating expenses of our medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 25.3% and 26.0% of our total medical expenses for 2007 and 2006, respectively.

General and Administrative Expenses. G&A expenses increased primarily due to costs associated with our pending merger with UnitedHealth Group, premium taxes, brokers' fees and our new Enhanced Plan.  As a percentage of medical premiums, G&A expenses were 11.7% for 2007, compared to 12.5% for 2006.

Interest Expense. Interest Expense increased due to prepaid interest and other costs associated with debenture holders converting $23.3 million of our senior convertible debentures during 2007 and an increase in the average balance of our credit facility during 2007 compared to 2006, which resulted from a significant repurchase of shares in the fourth quarter of 2006. At September 30, 2007, we had nothing outstanding on our credit facility.

Provision for Income Taxes. Our effective tax rate is lower than the statutory tax rate primarily due to tax-preferred investment income and the recognition of previously unrecognized tax benefits associated with a change in accounting method for a subsidiary, Health Plan of Nevada, Inc., which was approved by the Internal Revenue

Service in the third quarter of 2007.  See Note 11, "Income Taxes", in the Notes to Condensed Consolidated Financial Statements for further discussion of our income taxes.

Liquidity And Capital Resources

A summary of our major sources and uses of cash is reflected in the table below.

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Sources of cash:
Cash provided by operating activities	$51,161	$93,903
Purchase of investments, net of proceeds	34,832	11,500
Exercise of stock in connection with stock plans	6,358	14,063
Other	4,433	11,445
Total cash sources	96,784	130,911

Uses of cash:
Purchase of treasury stock	(21,081)	(127,780)
Payment on debt and capital leases	(78,494)	(82)
Other	(2,967)	(13,183)
Total cash uses	(102,542)	(141,045)
Net decrease in cash	$(5,758)	$(10,134)

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

Cash flows from operating activities decreased to $51.2 million from $93.9 million during 2006.  This decrease is mostly due to the timing of tax payments and a $19.3 million decrease in operating cash flows from our PDP plans during 2007 compared to 2006, which was primarily related to the timing of PDP activity during the year and operating losses related to our new enhanced PDP product.  See Medical Expenses above for more details. We continue to have negative cash flow related to our Basic Plan due to the timing of reimbursement from CMS for our reimbursable low-income subsidy and reinsurance.  These costs should be fully reimbursed after CMS performs its year-end reconciliation, which is expected to be in the third quarter following the plan year.  We have received the reconciliation for the 2006 plan year and expect to receive final payment in the fourth quarter of 2007.  We received an interim payment from CMS of $36.5 million, which represented our projected cash shortfall through June 30, 2007; however, we expect a total funding deficit of approximately $50-$70 million for 2007.  While we are receiving our full payments from CMS related to our Enhanced Plan, we expect to incur losses of $58.9 million during the year on this product.  We believe that our operating cash flows and available cash reserves will be sufficient to cover any negative cash flows related to our Basic Plan and Enhanced Plan.  See Note 4, "Premium Deficiency Reserves", in the Notes to Condensed Consolidated Financial Statements for further discussion of our Enhanced Plan. We have received the reconciliation for the 2006 plan year and received final payment in the fourth quarter 2007.

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

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2¼% senior convertible debentures due March 15, 2023.  The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year.  Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of our common stock before March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred.  Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The conversion rate is subject to certain adjustments.  This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control.  In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock.  We can redeem the debentures for cash beginning March 20, 2008.

During the first quarter of 2006, a debenture holder (holder) converted $500,000 in debentures for approximately 54,000 shares of common stock.  During the third quarter of 2006, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During the first quarter of 2007, we entered into one privately negotiated transaction with a holder pursuant to which the holder converted an aggregate of $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. In addition, two other holders also converted $1.5 million in debentures for approximately 168,000 shares of common stock.   At September 30, 2007, we had outstanding $20.2 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023.

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility. Effective June 26, 2006, this facility was amended to extend the expiration from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. The current incremental borrowing rate is LIBOR plus 0.60%.  The facility is available for general corporate purposes and at September 30, 2007, we had nothing outstanding on this facility.

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

The revolving credit facility's covenants limit our ability and the ability of our subsidiaries to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities.  Our ability to pay dividends, repurchase our common stock and prepay other debt is unlimited provided that we can still exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction.  In addition, we are required to comply with specified financial ratios as set forth in the credit agreement.  We believe that we are in compliance with all covenants of the credit agreement at September 30, 2007 and 2006.

Sierra Share Repurchase Program

From January 1, 2007 through September 30, 2007, we purchased 585,000 shares of our common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through September 30, 2007, we purchased, in the open market or through negotiated transactions, 29.2 million shares, adjusted for the two for one stock split effective December 30, 2005, for $651.9 million at an average cost per share of $22.29.  On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases.  At September 30, 2007, $53.1 million was still available under the Board of Directors' authorized plan.  The repurchase programs have no stated expiration date.  Our revolving credit facility, as amended, currently allows for unlimited stock repurchases based on meeting a certain covenant ratio; however, on March 11, 2007 we halted our repurchase program pending the UnitedHealth Group merger.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements.  The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.5 million at September 30, 2007. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders' equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually.  We surrendered our HMO license in Texas during the year and are no longer required to maintain a deposit.  We believe we are in material compliance with our regulatory requirements.

Of the $53.2 million in cash and cash equivalents held at September 30, 2007, $48.9 million was designated for use only by the regulated subsidiaries.  Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause a violation of statutory net worth and reserve requirements.

Obligations and Commitments

We believe that funds from future operating cash flows, cash and cash equivalents and investments and funds available under our credit agreement will be sufficient for future operations and commitments and for capital acquisitions and other strategic transactions within the limits of the Merger Agreement.

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

For a more detailed description of all our critical accounting policies and estimates, see Part II, Item 7 of our 2006 Annual Report on Form 10-K.  As of September 30, 2007, our critical accounting policies have not changed from those described in our 2006 Annual Report on Form 10-K.  For a more extensive discussion of our accounting policies, see Note 2, "Summary of Significant Accounting Policies", in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, we had unrealized holding losses on available for sale investments of $1.4 million, net of tax, compared to unrealized holding losses of $1.9 million, net of tax, at December 31, 2006.  We believe that changes in market interest rates, resulting in unrealized holding gains or losses, should not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

At September 30, 2007, we had outstanding $20.2 million in aggregate principal amount of our 2¼% senior convertible debentures due March 15, 2023.  The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations.  The borrowing rate on our revolving credit facility is currently LIBOR plus 0.60%.  At September 30, 2007, we had nothing drawn on this facility.

At September 30, 2007, we had $67.3 million invested in trust deed mortgage notes and real estate joint ventures. Trust deed mortgage notes and real estate joint ventures are classified and accounted for as other investments.  Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments are typically based on appraisals or other market data obtained at the time of loan origination and may not reflect subsequent changes in value estimates.  As a result, there may be less security than anticipated at the time the loan was originally made. If the values of the underlying assets decrease and default occurs, we may not recover the full amount of the loan or any interest due.  Our investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah.  We evaluate our investments in trust deed mortgage notes and real estate joint ventures for recoverability on a quarterly basis, or more frequently if impairment indicators exist. Based on our most current assessment, we believe that no adjustments are required to the September 30, 2007 carrying value of our investments in trust deed mortgage notes and real estate joint ventures.  However, if the real estate market continues to deteriorate, impairment adjustments may be required in future periods.

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

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark.  The complaint names us and each of our directors as defendants (collectively, the "defendants"), and was filed by a purported stockholder of ours.  The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger contemplated with UnitedHealth Group, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for us and our shareholders, and the defendants are engaging in self-dealing and unjust enrichment.  The complaint seeks, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until we adopt and implement a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct.

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

Item 1A. Risk Factors

As of September 30, 2007, we have additional risk factors that are not included in those described in our 2006 Annual Report on Form 10-K. For a detailed discussion of all other risks associated with an investment in our securities, see "Risk Factors" in Part 1, Item 1A of our 2006 Annual Report on Form 10-K.

There can be no assurance that the pending merger with UnitedHealth Group will be completed.

Our pending merger with UnitedHealth Group is subject to the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  We understand that the American Medical Association, Consumers for Health Care Choices and the American Hospital Association have all contacted the Department of Justice and expressed their opposition to the merger on antitrust grounds.  While we and UnitedHealth Group expect to have the waiting period expire in the ordinary course, we cannot grant assurances that the Department of Justice will not impose conditions on the completion of the merger or require changes in the transaction, which could result in the conditions to the merger not being satisfied.

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

Our actual experience for our Enhanced Plan offered in January 2007 has varied materially from the actuarial assumptions used to develop the plan design for our 2007 bid.  As a result, based on our current best estimate we have a $22.1 million premium deficiency reserve at September 30, 2007 which was based on the most current available data.  If the assumptions used in our estimate are incorrect, it could materially adversely affect our operating results, financial position and cash flows.

Our bid proposal for our Enhanced Plan was based upon actuarial assumptions developed by independent actuaries using their national database regarding membership characteristics, estimated drug utilization and other factors.  These actuarial assumptions were considered reasonable based upon the facts and circumstances known at the time we submitted our bid to CMS.  However, our claims experience to date has varied materially from the actuarial assumptions.  As a result, we have a $22.1 million premium deficiency reserve at September 30, 2007 based on our best estimate of the most current available data.  If the assumptions used in our estimate are incorrect, our operating results, financial position and cash flows for the remainder of 2007 could be further materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Below, is a summary of stock repurchases for the nine months ended September 30, 2007.  See Note 8, "Share Repurchases", of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
	(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$24,142
January 1, 2007 – January 31, 2007	500	$35.80	500	56,251
February 1, 2007 – February 28, 2007	85	37.45	85	53,070
March 1, 2007 – March 31, 2007	—	—	—	53,070
April 1, 2007 – April 30, 2007	—	—	—	53,070
May 1, 2007 – May 31, 2007	—	—	—	53,070
June 1, 2007 – June 30, 2007	—	—	—	53,070
July 1, 2007 – July 31, 2007	—	—	—	53,070
August 1, 2007 – August 31, 2007	—	—	—	53,070
September 1, 2007 – September 30, 2007	—	—	—	53,070

(1)	Repurchases were made pursuant to a 10b5-1 plan.

(2)
At January 1, 2007, $24.1 million remained available for purchase under previously approved plans. On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases.  The repurchase program has no stated expiration date; however we have halted our repurchase program pending the UnitedHealth Group merger.

(d)
Below, is a summary of 2¼% senior convertible debenture conversions for the nine months ended September 30, 2007.  See Note 6, "Long-Term Debt", of our Notes to Condensed Consolidated Financial Statements for information regarding our senior convertible debentures.

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2007 – January 31, 2007	$21,720,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2007 – February 28, 2007	—	—	—	—
March 1, 2007 – March 31, 2007	1,536,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
April 1, 2007 – April 30, 2007	—	—	—	—
May 1, 2007 – May 31, 2007	—	—	—	—
June 1, 2007 – June 30, 2007	—	—	—	—
July 1, 2007 – July 31, 2007	—	—	—	—
August 1, 2007 – August 31, 2007	—	—	—	—
September 1, 2007 – September 30, 2007	—	—	—	—

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

SIERRA HEALTH SERVICES, INC. Registrant By: /s/ MARC R. BRIGGS Marc R. Briggs Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 6, 2007