Form 10-K
period 2007-12-31
SIERRA HEALTH SERVICES INC
filed 2008-03-17
CIK 754009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8865

SIERRA HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0200415 (I.R.S. Employer Identification No.)

2724 North Tenaya Way, Las Vegas, NV (Address of principal executive offices)	89128 (Zip Code)

Registrant’s telephone number, including area code: (702) 242-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.005 PAR VALUE (no shares area authorized under the registrant's articles of incorporation nor outstanding (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2007 was $2,126,623,404.  This amount represents 51,145,344 shares of Common Stock held by such non-affiliates multiplied by $41.58, the closing sales price of such stock on the New York Stock Exchange on June 29, 2007.

The number of common shares, $.01 par value, of the registrant outstanding as of March 14, 2008 was 1,000, all of which were owned by the registrant’s parent company and not publicly traded.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).

EXPLANATORY NOTE

On February 25, 2008, the Registrant completed a merger with UnitedHealth Group Incorporated, a Minnesota corporation.  As a result of the merger, the Registrant became a wholly owned subsidiary of UnitedHealth Group.  Accordingly, there is no market for the Registrant’s Common Stock.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).  Accordingly, the Registrant has omitted or reduced the disclosure required by Items 1, 4, 6, 10, 11, 12, 13 and Exhibit 21of Form 10-K.

Sierra Health Services, Inc.
Annual Report on Form 10-K
			Page
PART I
Item	1.	Business	1
Item	1A.	Risk Factors	17
Item	1B.	Unresolved Staff Comments	23
Item	2.	Properties	23
Item	3.	Legal Proceedings	24
Item	4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item	6.	Selected Financial Data	27
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	46
Item	8.	Financial Statements and Supplementary Data	47
Item	9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	78
Item	9A.	Controls and Procedures	78
Item	9B.	Other Information	80

PART III
Item	10.	Directors, Executive Officers and Corporate Governance	80
Item	11.	Executive Compensation	80
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item	13.	Certain Relationships and Related Transactions, and Director Independence	80
Item	14.	Principal Accounting Fees and Services	80

PART IV
Item	15.	Exhibits and Financial Statement Schedules	81
Signatures			83

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

Required financial information by business segment is set forth in Note 14, "Segment Reporting", in the Notes to Consolidated Financial Statements.

Merger with UnitedHealth Group

On March 12, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of  March 11, 2007 (the “Merger Agreement”), with UnitedHealth Group Incorporated (UnitedHealth Group) and Sapphire Acquisition, Inc. (Merger Sub), an indirect wholly-owned subsidiary of UnitedHealth Group.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Sierra, with Sierra continuing as the surviving company.

On February 25, 2008, pursuant to the Merger Agreement, Merger Sub merged with and into Sierra, with Sierra continuing after the merger as a wholly owned subsidiary of UnitedHealth Group.  Pursuant to the Merger Agreement, each issued and outstanding share of Sierra common stock (other than shares owned by UnitedHealth Group or Merger Sub, whose shares were cancelled) has been converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement.

The foregoing description of the Merger Agreement and the merger is not complete and is qualified in its entirety by reference to the Merger Agreement, which is Exhibit 2.1 hereto and is incorporated herein by reference.

Delisting and Deregistration

In connection with the completion of the Merger, we notified the New York Stock Exchange (NYSE) that each outstanding share of our common stock was converted in the merger into the right to receive $43.50 in cash, without interest, and requested that the NYSE file a notification of removal from listing on Form 25 with the U.S. Securities and Exchange Commission (SEC) with respect to our common stock.  Pursuant to this request, the NYSE filed the Form 25 with the SEC on February 26, 2008.

After filing this Annual Report on Form 10-K, we will file with the SEC a certification and notice of termination on

Form 15 with respect to Sierra common stock, requesting that Sierra common stock be deregistered under Section 12(g) of the Exchange Act of 1934, as amended (Exchange Act) and that the reporting obligations of Sierra under Sections 13 and 15(d) of the Exchange Act be suspended.

Subsidiary Summary

The following briefly describes our significant subsidiaries:

Managed Care Operations:

Health Insurers:
•	Health Plan of Nevada, Inc. (HPN), a Nevada corporation, is a federally qualified HMO that provides health care benefits to employer groups, individuals, and Medicare and Medicaid beneficiaries.
•
Sierra Health and Life Insurance Company, Inc. (SHL), a California corporation, provides managed indemnity plans, a local Medicare Advantage PPO plan, a regional Medicare Advantage PPO plan, a Medicare Advantage Private Fee-For-Service plan, a Medicare Part D prescription drug program (PDP), a Health Saving Account (HSA) plan, and Medicare Select products.

Multi-specialty medical group and other ancillary services to support our managed care operations:
•	Southwest Medical Associates, Inc. (SMA), a Nevada corporation, is Nevada’s largest multi-specialty medical group serving as the primary care provider for 74% of our southern Nevada HMO members.
•	Behavioral Healthcare Options, Inc. (BHO), a Nevada corporation, provides mental health and substance abuse services.
•	Sierra Home Medical Products, Inc., a Nevada corporation, provides home infusion care and home medical equipment and supplies.
•	Family Health Care Services, a Nevada corporation, is a Medicare certified full service home health agency licensed by the state of Nevada, providing in-home care and case management.
•	Family Home Hospice, Inc., a Nevada corporation, is a Medicare/Medicaid certified agency that provides full-service hospice care and counseling for the terminally ill.

Other managed care operations:
•	Sierra Health-Care Options, Inc., a Nevada corporation, operates third-party network access and utilization review services for employer-funded health benefit plans.
•	Sierra Nevada Administrators, Inc., a Nevada corporation, operates as a third-party administrator of workers’ compensation claims primarily for self-insured Nevada employers.

Managed Care Products and Services

The primary types of health care coverage offered by our subsidiaries are HMO plans (including Medicare and Medicaid), HMO Point of Service (POS) plans, managed indemnity plans, which include a managed indemnity Preferred Provider Organization (PPO) option and Medicare supplement products.  At December 31, 2007, we provided HMO products to approximately 402,200 members.  We also provided managed indemnity products to approximately 41,700 members, Medicare supplement products to approximately 12,500 members, pharmacy benefits to approximately 148,900 Medicare members through our basic stand-alone PDP, pharmacy benefits to approximately 43,600 Medicare members through our enhanced stand-alone PDP, and administrative services to approximately 228,500 members.  Medical premiums, which exclude administrative services revenue, accounted for approximately 95% of total revenues in 2007.

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

Our commercial HMO plans offer traditional HMO benefits and POS benefits.  At December 31, 2007, we had approximately 284,800 commercial HMO members.  Based on the September 30, 2007 Nevada State Health Division, HMO Industry Profile, we had approximately 70% of the Nevada, and approximately 82% of the southern Nevada, commercial HMO market share.  Based on the September 30, 2007 Nevada State Health Division, HMO Industry Profile, HMOs have a commercial market penetration of approximately 20% in southern Nevada, which is predominantly Las Vegas but includes other communities within Clark County.

We also offer Medicare HMO products that we market directly to Medicare-eligible beneficiaries.  The monthly payment we receive for Medicare members is determined by a formula established by federal law.  At December 31, 2007, we had approximately 56,600 Medicare HMO members.  Approximately 55,400 of those were enrolled in the Social HMO, which is discussed below.   Based on the September 30, 2007 Nevada State Health Division, HMO Industry Profile, we had approximately 64% and 63% of the Nevada and southern Nevada, Medicare HMO market share, respectively. Based on the September 30, 2007 Nevada State Health Division, HMO Industry Profile, southern Nevada HMOs have a Medicare market penetration of approximately 36%.

At December 31, 2007, we had approximately 44,900 members enrolled in our HMO Medicaid risk program.  To enroll in this program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state of Nevada's Medicaid program.  We also have 16,000 Nevada Check Up members.  Nevada Check Up is the State Children's Health Insurance Program, which covers certain uninsured children who do not qualify for Medicaid.  We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery.  Effective November 1, 2006, the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP) awarded a contract to HPN as one of two Medicaid managed care contractors in the state of Nevada.  The new contract is effective until June 30, 2009.  The new contract includes a provision that allows the DHCFP, at its sole option, to extend the contract for up to two additional years.

Preferred Provider Organizations.  Our managed indemnity plans generally offer members a PPO option of receiving their medical care from either contracted or non-contracted providers.  Members pay higher deductibles and co-insurance or co-payments when they receive care from non-contracted providers.  Out-of-pocket costs are lowered by utilizing contracted providers who are part of our PPO network. At December 31, 2007, we had approximately 37,000 commercial members enrolled in our managed indemnity plans.

During 2007, we also offered a local Medicare Advantage PPO product throughout Nevada, three counties in Arizona, and seven counties in Utah as well as a regional Medicare Advantage PPO product.  The region consists of the entire state of Nevada.  At December 31, 2007, we had approximately 2,500 Medicare beneficiaries enrolled in our local and regional Medicare PPO plans.

In addition, we provided managed indemnity and/or Medicare supplement services to members in Arizona, Colorado, Iowa, Louisiana, Nevada and Texas.  At December 31, 2007, we had approximately 12,500 Medicare supplement members. As of December 31, 2007, our managed indemnity subsidiary was licensed in a total of 43 states and the District of Columbia.

Medicare Part D Prescription Drug Program.  The Centers for Medicare and Medicaid Services (CMS) contracted with us to participate in the new voluntary PDP for our Medicare Advantage plans as well as a stand-alone basic PDP plan (Basic Plan) program for 2006.  In 2006, SHL offered the Basic Plan, marketed under the brand name SierraRx in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. We were also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries.

In 2007, we expanded our Basic Plan offering to 30 states and the District of Columbia. We remained eligible as a PDP sponsor for our 2006 auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for our 2006 and new 2007 auto-enrolled CMS subsidized beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and

Washington. We were no longer a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in New Mexico and Texas.  At December 31, 2007, we had approximately 148,900 Basic Plan members.  For the first time in 2007, we offered a stand-alone enhanced PDP benefit plan (Enhanced Plan) in the same 30 states and the District of Columbia. The Enhanced Plan provided brand name and generic prescription drug benefits through the coverage gap.  At December 31, 2007, we had approximately 43,600 Enhanced Plan members.

In 2008, we will continue to offer the Basic Plan in 30 states and the District of Columbia, but will be a PDP sponsor for auto-enrolled CMS subsidized beneficiaries only in Arizona. We will no longer be a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington as we did not meet the CMS benchmark in those states for 2008. As a result, we had approximately 53,700 Basic Plan members at January 1, 2008.  We did not submit a bid to CMS for an Enhanced Plan offering for 2008 and therefore, we will not be offering this plan in 2008. We have approximately 14,000 former Enhanced Plan members now enrolled in our Basic Plan at January 1, 2008.

Social Health Maintenance Organization.  In 1996, we entered into a Social HMO contract with CMS pursuant to which a large portion of our Medicare risk members receive certain expanded benefits for which we receive additional revenues.  The additional revenues were determined based on health risk assessments that were performed on our eligible Medicare members.  The additional benefits included, among other things, assisting eligible Medicare members with activities of daily living such as bathing, dressing and walking.  Members were eligible for the additional benefits based on need, as identified by the health risk assessments.  The Social HMO program was administratively extended by CMS but was phased out at the end of 2007.  The extension of the Social HMO program through 2007 served as a transition period so that we can transition the membership into our Medicare Advantage plan in 2008.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO.  For Social HMO members, in addition to the standard risk adjustment, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures.  CMS transitioned to the new payment methodology on a graduated basis from 2004 through 2007 and we are completely transitioned to the new methodology effective January 1, 2008.  In 2005 and 2006, we were paid 70% and 50%, based on the previous payment methodology and 30% and 50% based on the new methodology, respectively. For 2007, we were paid 25% based on the previous payment methodology and 75% based on the new methodology.

Although we are fully transitioned to a risk payment methodology in 2008, CMS will continue to use a frailty factor component in our payment through 2010.  The frailty factor will be a component of the risk score calculation for former Social HMO plans by using 75%, 50% and 25% of the current frailty factor for plan years 2008, 2009 and 2010, respectively.

Medicare Private Fee-For-Service.  In 2007, SHL began offering a Medicare Advantage Private Fee-For-Service plan. The plan is available in 28 states and the District of Columbia. The plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members also have unlimited network access.  At December 31, 2007, this plan had approximately 1,000 members.

Ancillary Medical Services.  Most of our managed health care services in southern Nevada, Washoe County, and surrounding Nevada rural areas are provided through our independent contracted network of approximately 3,400 providers and 36 hospitals.  Our contract with three Las Vegas area hospitals owned by Hospital Corporation of America (HCA) expired on December 31, 2006.  During 2007, we negotiated a discount to billed charges with HCA for our commercial claims based on certain prompt pay terms that were retroactive to January 1, 2007; however, these charges are still substantially higher than our current commercial rates with our contracted hospitals.

Our Nevada networks also include our affiliated multi-specialty medical group, which provides primary care medical services for 74% of our southern Nevada HMO members and employs approximately 260 primary care and other providers in various medical specialties. Through our affiliates, the following services are offered: urgent care; home health care; hospice care; behavioral health care; home infusion; oxygen and durable medical equipment; ambulatory surgery; and radiology.  At December 31, 2007, mental health and substance abuse and utilization management services were arranged for, or provided to approximately 671,100 members.

We believe that this vertical integration of our health care delivery system in southern Nevada provides a competitive advantage as it helps us to effectively manage health care costs while delivering quality care.

Administrative Services.  Our administrative services products provide, among other things, PPO network access, utilization review services, and large case management to large employer groups that are self-insured.  At December 31, 2007, approximately 228,500 members were enrolled in our health administrative services plans. In addition, we provide administration services for self-insured workers’ compensation plans.  The revenues and expenses associated with these services are included in investment and other revenues and in general and administrative expenses, respectively, in the Consolidated Statements of Operations.

Discontinued Workers' Compensation Insurance Operations

Workers' Compensation Subsidiary.  On March 31, 2004, we completed the sale of Cal Indemnity.  Cal Indemnity's subsidiaries, which were included in the sale, were Commercial Casualty Insurance Company, Sierra Insurance Company of Texas, and CII Insurance Company.

We received $14.2 million in cash at the closing, which was subsequently reduced by $2.7 million based on the final closing date balance sheet.  The $2.7 million adjustment was a timing difference and has since been repaid.  The transaction also included a note receivable of $62.0 million, plus accrued interest, payable to us in January 2010. The note receivable can be increased or decreased depending on favorable or adverse claim and expense development from the date of closing through December 31, 2009, and other offsets and additions based on certain agreements between the parties.  The note receivable can be increased on a dollar for dollar basis for the first $15.0 million in favorable loss reserve development and $0.50 per dollar on any favorable development in excess of $15.0 million.  The note receivable can also be decreased on a dollar for dollar basis for the first $58 million in adverse loss development.  At December 31, 2004, based on actuarially determined loss development projections, we recorded a valuation allowance on the note receivable of $15.0 million.  There was no change to the valuation allowance in 2005, 2006 and 2007.

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

The $22.9 million in unallocated loss adjustment expense reserves were substantially paid to Sierra through December 2006.  Additional accrued liabilities were recorded in 2003 to cover the projected shortfall of performing the remaining contractual services.  At December 31, 2007, we reevaluated the liabilities and believe the total accrued liabilities of $5.7 million are appropriate to cover the costs of performing the remaining contractual services.

Marketing

The marketing and sales of our individual and group managed care products occurs through an established sales channel that includes independent brokers, agents, and consultants.  Our products are marketed under HPN and SHL brands.  We believe both companies have excellent brand recognition in our Nevada marketplace.

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

Membership

Period End Membership:

	At December 31,
	2007	2006	2005	2004	2003
HMO:
Commercial	284,800	279,100	254,200	226,200	202,400
Medicare	56,600	56,600	56,000	53,300	51,200
Medicaid	60,800	60,500	55,100	50,500	39,000
Commercial PPO and HSA	38,200	32,900	27,500	25,900	24,500
Medicare PPO and PFFS	3,500	1,900	300	—	—
Medicare Part D-Basic	148,900	184,900	—	—	—
Medicare Part D-Enhanced	43,600	—	—	—	—
Medicare supplement	12,500	13,600	15,300	16,400	17,500
Administrative services	228,500	222,000	229,500	188,200	193,100
Subtotal	877,400	851,500	637,900	560,500	527,700
TRICARE eligibles	—	—	—	—	707,000
Total Membership	877,400	851,500	637,900	560,500	1,234,700

We categorize groups by size into small, mid-size and large.  At December 31, 2007 and 2006, the breakdown of our commercial membership by size and type was as follows:

Membership By Commercial Employer Group Size			Membership By Commercial Employer Group Type

	2007	2006		2007		2006

1-50 employees (small)	7%	7%	Gaming	50,100	18%	53,500	19%
51-500 employees (mid-size)	29%	31%	School districts	31,600	11%	26,400	9%
501 + employees (large)	64%	62%	Government	24,100	8%	30,400	11%
Total	100%	100%	National accounts	23,300	8%	25,400	9%
			Unions	39,000	14%	31,500	12%
			All others	116,700	41%	111,900	40%
			Total	284,800	100%	279,100	100%

During 2007, 2006 and 2005, we received approximately 43.2%, 43.5% and 36.5%, respectively, of our total revenues from our contract with CMS to provide health care services to Medicare beneficiaries. Our contracts with CMS are subject to annual renewal at the election of CMS and require us to comply with federal HMO and Medicare laws and regulations and may be terminated if we fail to comply.  The termination of our contracts with CMS and the loss of our Medicare revenue would have a material adverse effect on our business. In addition, there may be legislative proposals to limit Medicare reimbursements and to require additional benefits or make other modifications to the program that could have a materially adverse impact on our operating results, financial position and cash flows.  Future levels of funding of the Medicare program by the federal government cannot be predicted with certainty. For more information, see "Government Regulation and Recent Legislation" below.

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are generally subject to termination on 60 days prior notice.  For the fiscal year ended December 31, 2007, our five largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues.  Although none of our employer groups accounted for more than 3% of total revenues during that period, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business.  We have generally been successful in retaining these employer groups, although we did have three large employer groups, representing approximately 11,000 members terminate coverage effective January 1, 2007. There can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups.  Additionally, revenues received under certain government contracts are subject to audit and material retroactive adjustments.

Provider Arrangements and Cost Management

HMO and Managed Indemnity Products.  A significant distinction between our health care delivery system and that of many other managed care providers is that 74% of our southern Nevada HMO members receive primary health care through our own multi-specialty medical group.  We also make health care available through other independent contracted groups of physicians, hospitals and other providers.

We negotiate discounted contracts with hospitals for inpatient and outpatient hospital care, including room and board, diagnostic tests and medical and surgical procedures. Our primary hospitals are contracted on a per diem or DRG basis.  The majority of our hospital contracts are multi-year agreements with pre-determined periodic increases in reimbursement.  Our long standing agreement with HCA expired on December 31, 2006. During 2007, we negotiated a discount to billed charges with HCA for our commercial members based on certain prompt pay terms that were retroactive to January 1, 2007; however, these charges are still substantially higher than our current commercial rates with our contracted hospitals.  We transitioned our members from HCA to the ten other southern Nevada contracted hospitals.  While the contracts with these hospitals are based on a fixed per diem rate structure, our contracted rates, especially our Medicare rates, are in some circumstances higher than our previous contracted rates with the HCA hospitals due to a contractual volume guarantee that HCA would receive approximately 50% of our bed days.   The ten southern Nevada hospitals we have contracts with have committed to providing sufficient capacity to accommodate our acute care hospital needs.  Additionally, another new contracted full service non-HCA hospital opened in the first quarter of 2008.   We believe that there is adequate capacity at these hospitals for our members; however, there may be times that this capacity is inadequate and we would be required to utilize a non-contracted hospital at substantially higher rates.  If we were required to utilize a non-contracted hospital because of inadequate capacity, it could have a materially adverse effect on our operating results, financial position and cash flows.

During 2006, we were able to extend two of our three largest hospital provider contracts.  One of the contracts was extended through the middle of 2008 and the other was extended through the end of 2009.  They are evergreen contracts thereafter and require 180 days written notice for termination; such written notice cannot be effective until the scheduled contract expiration date.  We are currently in discussions to extend the third hospital provider contract which currently expires in July 2008.

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

Our current primary medical professional liability policy provides coverage in the amount of $1.0 million per loss event with an annual aggregate limit of coverage per provider of $3.0 million.   We have purchased excess medical professional liability and managed care coverage that requires us to be responsible for a self-insured retention of $4.0 million per loss event.  In the case of a medical professional liability loss event, the $1.0 million primary policy limit will apply toward the $4.0 million self-insured retention. The primary and excess medical professional liability policies apply retroactively to June 15, 2001.

We require all of our other independent contracted provider physician groups, individual practice physicians, specialists, dentists, podiatrists and other health care providers (with the exception of certain hospitals) to maintain professional liability coverage.  Certain of the hospitals with which we contract are self-insured.  We also maintained stop-loss insurance during 2006 through June 30, 2007 that reimbursed us between 70% and 90% of hospital charges for each individual member of our commercial HMO and managed indemnity plans whose hospital expenses exceeded $350,000 and $200,000, respectively, during the contract year and up to $2.0 million per member per lifetime. Eligible hospital expenses under this policy are limited to the lesser of billed charges, the amount paid or an established average daily maximum derived from our typical contracted per diem rates.  Effective July 1, 2007 and continuing through June 30, 2008, our retentions for hospital expenses were increased to $400,000 and $350,000 for commercial HMO and managed indemnity plans, respectively.  We currently expect to have similar stop-loss insurance for the renewing contract year.  The Nevada Medicaid Program has stop-loss insurance that reimburses HPN for 75% of hospital costs in excess of $100,000 per individual.  Prior to November 2006, the stop-loss applied to hospital costs in excess of $50,000 per individual.  In the ordinary course of business, we are subject to claims that are not insured, principally claims for punitive damages, claims that fall within the applicable self-insured retention, and claims that exceed coverage amounts.

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

In 2007, we continued to enhance our applications and technology infrastructure to streamline operations and enhance customer service.   We expanded our implementation of our web-based automated referrals product as well as our customer relationship management and rating engine for all lines of business.  We implemented a new self-service web portal for Southwest Medical Associates and a new point of care administration system for our home health care operations.  We implemented a new front-end enrollment management system for Medicare Part D along with an application to automate premium collection processing for Medicare Part D.  We added the ability for customers to receive electronic bills and to pay premiums online.  We implemented support for the National Provider Identifier standard as required by the Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations. We upgraded several of our information systems, including our core management systems for insurance processing (Facets), financial and human resources processing (Oracle), and our electronic medical record

(TouchWorks). We believe we are in compliance with HIPAA as required by the Privacy Rule, the Security Rule and the Standards for Code Sets and Electronic Transactions.

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

Quality Assurance and Improvement

We promote continuous improvement in the quality of member care and service through our quality programs. Our quality programs are a combination of (i) quality assurance activities (including the retrospective monitoring and problem solving associated with the quality of care delivered); and (ii) continuous quality improvement activities (including the trending and analysis of ongoing aggregate data for purposes of prospective planning).

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

In August 2007, BHO’s utilization management operations were awarded continued certificate of full accreditation by URAC under the UM standards.  Ultimately, URAC Health Utilization Management Accreditation provides assurance to patients, providers, purchasers, regulators and employers that the practices of BHO meet premium health care standards and are fair and equitable for all parties.  Our status expires in August 2010.

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

Competition

HMO and Managed Indemnity.  Managed care companies and HMOs operate in a highly competitive environment.  Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers.  Many of our competitors have substantially larger total enrollments, greater financial resources, broader out-of-area networks, and offer a wider range of products.  We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities.  We depend on a large local PPO network and flexible benefit plans to attract new members.  Competitive pressures and other factors may result in reduced membership levels, which could materially affect our business and results of operations.

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

Government Regulation and Recent Legislation

HMOs and Managed Indemnity.  Federal and state governments have enacted statutes that extensively regulate the activities of HMOs. Among the areas regulated by federal and state law is the scope of benefits available to members, grievances, appeals, external review of adverse benefit determinations, prompt payment of claims, premium structure, enrollment requirements, the relationships between an HMO and its health care providers and members, licensing and financial condition.  Government concerns regarding increasing health care costs and quality of care could result in new or additional state or federal legislation that could impact health care companies, including HMOs, PPOs and other health insurers.

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

In December 2003, President Bush signed into law the MMA, which, among other changes to Medicare, has provided us with the opportunity to expand our Medicare program offerings to Medicare beneficiaries. CMS contracted with us in 2006 and 2007, to offer a local PPO throughout the state of Nevada, three counties in Arizona and seven counties in Utah.  Using the brand name Sierra Spectrum, the PPO benefit plan has been offered to Medicare beneficiaries residing within these service areas since September 2005.

The MMA expanded the options that are available to Medicare beneficiaries for their health care coverage, including regional PPOs.  Beginning with the 2006 contract year, the payment methodology changed from government price-setting to market-place competition, whereby private health plans competed for beneficiaries through a competitive bidding process. Nevada was designated a discrete region and we applied for and are contracted with CMS to offer a regional PPO in Nevada.  Using the brand name Sierra Nevada Spectrum, the PPO benefit plan has been offered to Medicare beneficiaries residing in Nevada since January 2006.

The MMA also made available a private fee-for-service plan to Medicare beneficiaries.  In 2006, we received a contract with CMS to offer a Medicare Advantage Private Fee-For-Service (PFFS) plan.  In 2007, SHL, using the brand name Sierra Optima, began offering a PFFS plan. The plan is available in 28 states and the District of Columbia. The plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members will pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members will also have unlimited network access.

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

On January 1, 2006, SHL began offering the Basic Plan, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies.

In 2007, SHL expanded its Basic Plan offering to 30 states and the District of Columbia.  It engaged a national marketing partner for our PDP plans and we used our established broker network in Nevada and Utah.   SHL remained eligible as a PDP sponsor for its current auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its current and 2007 auto-enrolled CMS subsidized beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. SHL was no longer a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in New Mexico and Texas.  At December 31, 2007, SHL had approximately 148,900 Basic Plan members.

In 2007, SHL, for the first time, offered an Enhanced Plan. The premium structure for the Enhanced Plan was based on a projected level of utilization per member.  SHL engaged independent actuarial consultants in developing the Enhanced Plan who used their national database in this process; however, its pharmacy and maintenance costs have significantly exceeded our premiums. SHL incurred a pre-tax operating loss of $67.9 million during 2007 on this product.  At December 31, 2007, SHL had approximately 43,600 Enhanced Plan members.  SHL did not submit a bid to CMS for an Enhanced Plan in 2008 and therefore, will not be offering this plan for 2008.

In 2008, SHL will continue to offer the Basic Plan in 30 states and the District of Columbia, but will be a PDP sponsor for auto-enrolled beneficiaries only in Arizona. SHL will no longer be a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington as we did not meet the CMS benchmark in those states for 2008.

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

The MMA also allowed for the implementation of HSAs beginning January 1, 2004.  Not generally available to Medicare beneficiaries, HSAs are designed for individuals with high-deductible health plans.  Contributions to the HSAs are permitted up to the applicable plan deductible, with caps at specific amounts, and are used to pay for qualified medical expenses.  In addition to allowing for HSA balances to accumulate from year-to-year, HSAs have tax advantages to employers who contribute on their employees’ behalf and to individuals who contribute themselves.

The MMA also further delayed the Medicare “lock-in” requirements until 2006.  The “lock-in” restricts a Medicare beneficiary’s ability to change his or her health care coverage on a monthly basis as was previously allowed; e.g., from a traditional fee-for-service Medicare to a Medicare Advantage program and back again on a monthly basis or from one Medicare Advantage plan to another Medicare Advantage plan.  The “lock-in” requirements could slow the growth rate of our Medicare Advantage membership, as potential members would have fewer opportunities to select our plan. The “lock-in” provisions do not apply to Medicare beneficiaries who are institutionalized or are dually eligible for Medicare and Medicaid as well as a few others.  The “lock-in” started on May 15, 2006 for an effective date of June 1 through December 31, 2006, and for 2007 and 2008 will “lock-in” on March 31 for an effective date of April 1 through December 31.

We have an HMO license in Nevada.  Our HMO operations are subject to regulation by the Nevada Division of Insurance and the Nevada State Board of Health.  In May 2001, we terminated our HMO operations in Arizona, and in September 2001, we filed a withdrawal plan with the Texas Department of Insurance to terminate our Texas HMO operations, effective on April 17, 2002.  As part of the withdrawal plan, we terminated our Texas CMS Medicare+Choice and FEHBP contracts at the end of 2001.  We surrendered our HMO licenses in Texas and Arizona during 2007.

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

Certain Medicare and Medicaid antifraud and abuse provisions are codified at 42 U.S.C. Section 1320a-7b(b) (the Anti-kickback Statute) and Section 1395nn (the Stark Amendments).  Many states have similar anti-kickback and anti-referral laws.  These statutes prohibit certain business practices and relationships involving the referral of patients for the provision of health care items or services under certain circumstances. Violations of the Anti-kickback Statute and the Stark Amendments may result in criminal penalties, civil sanctions, fines and possible exclusion from the Medicare, Medicaid and other federal health care programs.  Similar penalties are provided for violations of state anti-kickback and anti-referral laws. The U.S. Department of Health and Human Services has issued regulations establishing and defining “safe harbors” and exceptions with respect to the Anti-kickback Statute and the Stark Amendments.  We believe that our business arrangements and operations are in compliance with the Anti-kickback Statute and the Stark Amendments as clarified by the relevant safe harbors and exceptions.  However, there can be no assurance that (i) government officials charged with responsibility for enforcing the prohibitions of the Anti-kickback Statute and the Stark Amendments or Qui Tam relators purporting to act on behalf of the Government through False Claims Act allegations in part premised on claims that these statutes had been violated, will not assert that we, or certain actions we take, are in violation of those statutes; and (ii) such statutes will ultimately be interpreted by the courts in a manner consistent with our interpretation.

HIPAA contains provisions that impact us and have required operational changes to comply with this federal regulation.  Complying with the HIPAA privacy and security rules requires ongoing diligence to ensure that appropriate measures are being taken to maintain the privacy of protected health information.  We believe we have management processes in place to ensure our ongoing compliance with the HIPAA privacy and security rules.  HIPAA requires us to enter into a Business Associate Agreement (BAA) with each business associate when protected health information may be shared.  The BAA ensures that the business associate will appropriately safeguard the information. We enter into a BAA with any business associate that may have access to protected health information.  Ongoing compliance with the HIPAA privacy and security rules will be the responsibility of the Department of Human Services, Office of Civil Rights.  There can be no assurance that a material complaint will not be filed against us or whether there would be any material impact on our business to resolve the complaint.

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

Deposits. Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements.  The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.8 million at December 31, 2007. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders’ equity, on a statutory basis, as well as minimum risk-based capital requirements, which are determined annually.  We believe we are in material compliance with our regulatory requirements.

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

Employees

We had approximately 3,000 employees as of March 1, 2008.  None of our employees are covered by a collective bargaining agreement.  We believe that relations with our employees are good.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.

The forward-looking statements regarding our business and results of operations should be considered by any reader of our business or financial information along with the risk factors discussed below.  All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us.  These forward-looking statements are identified by their use of terms and phrases such as “anticipate,”  “believe,” “could,”  “estimate,”  “expect,”  “hope,”  “intend,”  “may,” “plan,”  “predict,”  “project,”  “seeks,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.  Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” among other places.

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

•	unpaid health care claims and health care costs resulting from insolvencies of providers with whom we have capitated contracts;

•	significant declines in investment rates or a continued deterioration of the real estate market could materially impair our investments in trust deed mortgage notes or real estate joint ventures;

•	terrorist acts that directly affect the operation of our business and/or our providers, customers, policyholders and members;

•	a sustained economic recession, especially in Nevada;

•	adverse loss development on health care payables resulting from unanticipated increases or changes in our claims costs;

•	actual provider settlements that are higher than our recorded estimates;

•	adverse legal judgments that are not covered by insurance or that indirectly impact our ability to obtain insurance in the future at reasonable costs;

•	inability to implement material regulatory requirements on a timely, accurate and cost effective basis;

•	a ratings downgrade from insurance rating agencies, such as A.M. Best Company and Fitch Ratings, and from health care quality rating organizations, such as the NCQA or URAC;

•	changes in federal or state regulations and laws or programs, including but not limited to, health care reform, other initiatives and taxes;

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

We urge you to review carefully the section below, “Risk Factors,” in Part 1, Item 1A of this Annual Report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K.  If any of the following risks actually occur, our business could be adversely affected. You should refer to the other information set forth in this Annual Report on Form 10-K, including the information set forth in “Forward-Looking Statements,” and our consolidated financial statements herein. The information specifically set forth under “Forward-Looking Statements” constitutes additional risks, which, if they actually occur, could adversely affect our business as well.

Our bid to CMS for our PDP is based on actuarial assumptions, which if incorrect, could materially affect our operating results.

We create our benefit plans based on actuarial assumptions that are used in our bid process.  If these assumptions are incorrect, it could materially adversely affect our operating results, financial position and cash flows.  In addition, we had 43,600 Enhanced Plan members at December 31, 2007.  Approximately 14,000 of these former Enhanced Plan members are now enrolled in our Basic Plan at January 1, 2008. Our Basic Plan benefits are significantly lower and we expect many of these members to switch plans.  If these members do not switch plans and their higher utilization is not offset by the decrease in benefits, it may have a materially adverse effect on our operating results, financial position and cash flows.

CMS performs a final reconciliation of the results of the PDP program annually during the third quarter of the subsequent year.  If the results of this final reconciliation are not what we have estimated, the actual results may have a materially adverse effect on our operating results.

The PDP program includes many complicated features including estimating the gain/loss share with CMS and reconciling with other plans.  If the actual amounts turn out to be materially different from our estimates it could have a materially adverse impact on our operating results, financial position and cash flows.  In addition, if the final reconciliation with CMS is materially different from what we have estimated, then it could have a materially adverse impact on our operating results, financial position and cash flows.

The phase out of the Social HMO payment methodology for our Medicare Advantage program will result in a reduced premium payment per member per month from CMS.  The Social HMO program was phased out on December 31, 2007.  If we are unable to compensate for this decrease in revenues by reducing benefits and costs, our operating results could be materially affected.  Additionally, each year our bid to CMS is based on actuarial assumptions, which if incorrect, could materially affect our operating results.

Medicare revenues from CMS related to our Medicare Advantage HMO accounted for approximately 31.0% of our 2007 consolidated revenues.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO.  For Social HMO members, in addition to the standard risk adjustment, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures.  CMS transitioned to the new payment methodology on a graduated basis from 2004 through 2007 and we are completely transitioned to the new methodology effective January 1, 2008.  In 2005 and 2006, we were paid 70% and 50%, based on the previous payment methodology and 30% and 50% based on the new methodology, respectively. For 2007, we were paid 25% based on the previous payment methodology and 75% based on the new methodology.

For 2008, we are fully transitioned to a risk payment methodology; however, we have been notified by CMS that there will continue to be a frailty factor component to our payment through 2010.  The frailty factor will be a component of the risk score calculation for former Social HMO plans by using 75%, 50% and 25% of the current frailty factor for plan years 2008, 2009 and 2010, respectively.

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

We and our health care providers are subject to malpractice claims.  We require our health care providers to maintain malpractice coverage and we set up reserves with respect to potential malpractice claims; however, there may be in the future significant malpractice liabilities for which we or independently contracted providers do not have adequate reserves or insurance coverage. In addition, insurance coverage may not continue to be available on commercially reasonable terms or at all and punitive damage awards are generally not covered by insurance.

If we fail to effectively manage our admissions to non-contracted facilities or there is insufficient capacity at contracted facilities, our operating results may be adversely affected.

In 2006, our primary southern Nevada contracted hospital organization was comprised of Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center. These facilities are owned by HCA.  Our longstanding contract with HCA expired on December 31, 2006. During 2007, we negotiated a discount to billed charges with HCA for our commercial members based on certain prompt pay terms that were retroactive to January 1, 2007; however, these charges are still substantially higher than our current commercial rates with our contracted hospitals.  We contract with ten other southern Nevada hospitals that have committed to providing sufficient capacity to accommodate our acute care needs.  The contracts with these hospitals are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contracted rates.  We have implemented several strategies to limit the number of admissions to HCA.  These strategies include, but are not limited to, continuing to staff the HCA hospitals with a hospitalist to monitor any emergency admissions and within coverage constraints, not authorizing any non-emergency procedures at HCA.  In 2008, we will continue to pay substantially higher rates for services rendered to our commercial members at an HCA hospital.  We receive a significant discount to full-billed charges for services rendered to Medicare and Medicaid members at an HCA hospital because they will be required to bill us at the Medicare and Medicaid fee schedule.  While our strategy to limit the number of admissions to HCA was successful during 2007, failing to continue to manage the number of admissions at HCA could materially adversely affect our operating results, financial position and cash flows.

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

If the real estate market continues to deteriorate, our investments in trust deed mortgage notes or real estate joint ventures could be materially impaired.

Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. The loan to value ratios for these investments were typically based on appraisals or other market data obtained at the time of loan origination; however, the current deterioration of the real estate market has caused the value of the underlying assets of several of our trust deed mortgage notes to significantly decrease.  Several of our trust deed mortgage notes are in default and in various stages of foreclosure.  We have evaluated each trust deed mortgage note to determine if impairment exists.   All trust deed mortgage notes determined to be impaired have been written down to their impaired value.   At December 31, 2007, we had $33.6 million, net of allowance, in investments in trust deed mortgage notes. We also have three remaining real estate joint ventures.  the first is raw land in southern California, the second is a high rise condominium located near the Las Vegas strip and the third is raw land in West Jordan, Utah. These joint ventures have been written down to their impaired value, if impaired.  At December 31, 2007, we had $12.9 million in investments in real estate joint ventures.  If the real estate market continues to deteriorate, it could have a materially adverse effect on our operating results, financial position and cash flows.

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

Our ability to obtain and maintain favorable group benefit agreements with employer groups affects our profitability. The agreements are generally renewable on an annual basis but are subject to termination on 60 days prior notice. For the fiscal year ended December 31, 2007, our five largest HMO employer groups were, in the aggregate, responsible for less than 10% of our total revenues; however, the loss of one or more of the larger employer groups could, if not replaced with similar membership, have a material adverse effect upon our business.  We have generally been successful in retaining these employer groups in Nevada, although we did have three large employer groups, representing approximately 11,000 members terminate coverage effective January 1, 2007.  There can be no assurance that we will be able to renew our agreements with our employer groups in the future or that we will not experience a decline in enrollment within our employer groups.

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

We operate in a highly competitive environment.  Our major competition is from self-funded employer plans, PPO products, other HMOs and traditional indemnity carriers, such as CIGNA, Aetna and Wellpoint.  Many of our competitors have substantially larger total enrollments, greater financial resources, broader out-of-area networks, and offer a wider range of products.  Additional competitors with greater financial resources may enter our markets in the future. We believe that the most important competitive factors are the delivery of reasonably priced, quality medical benefits to members and the adequacy and availability of health care delivery services and facilities.  We depend on a large local PPO network and flexible benefit plans to attract new members.  Competitive pressures and other factors may result in reduced membership levels.  We believe any reductions in our membership levels that are not compensated by reductions in operating expenses could materially affect our business and operating results, financial position and cash flows.

The majority of our business is in southern Nevada and a significant prolonged economic recession would adversely affect our operating results.

All of our HMO and POS and the majority of our PPO businesses are conducted in the state of Nevada, primarily in southern Nevada.  We have benefited from the economic and population growth experienced by the state, especially in southern Nevada, over the past several years.  The state’s low tax structure is attractive to businesses and retirees, which presents growth opportunities for our Commercial, Medicare Advantage and PDP plans.  Southern Nevada is facing infrastructure, water, affordable housing and other issues, which may dampen future economic and population growth.  We are at risk of incurring material adverse operating results should the state and especially if southern Nevada experiences a significant prolonged economic recession.

Our results of operations could be adversely affected by understatements in our actual liabilities caused by understatements in our actuarial estimates of incurred but not reported health care claims.

We estimate the amount of our reserves for incurred but not reported (IBNR) claims primarily using standard actuarial methodologies based upon historical data.  These methodologies include, among other factors, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, utilization, seasonality patterns and changes in membership.  The estimates for submitted claims and IBNR claims liabilities are made on an accrual basis and adjusted in future periods as required.  These estimates could understate or overstate our actual liability for claims and benefits payable.  For example, during 2007, our actuarially determined best estimate of the liability recorded at December 31, 2006 decreased approximately $31.4 million.  This is compared to a decrease of approximately $15.9 million in the liability recorded at December 31, 2005 during 2006.  Any increases to prior estimates could adversely affect results of operations in future periods.  In addition, the premium pricing of our health care plans takes into consideration past historical cost trends.  If our actual liability for claims and benefits are higher than our prior recorded estimates, our business and operating results in future periods could be adversely impacted.

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

At December 31, 2007, 74% of our southern Nevada HMO health care members chose one of our SMA physicians as their primary care provider. A determination that SMA is not in compliance with applicable corporate practice of medicine laws in Nevada could require that we divest our ownership interest in or dissolve SMA.  Alternatively, we may be required to expand our network of independent contracted providers, all of which could lead to a disruption in our provider network, member dissatisfaction and ultimately higher medical expenses for our HMO and health care insurance subsidiaries.

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

Our forecasts and forward-looking statements are based on assumptions and subject to uncertainties and actual results may be significantly different from those forecasts.

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

Effective March 31, 2004, we sold our workers’ compensation insurance subsidiaries, consisting of California Indemnity and its wholly-owned insurance subsidiaries. The sales proceeds included a note receivable, which is payable in 2010 and is subject to adjustment based upon the loss and allocated loss adjustment expense development from the closing date through December 31, 2009.  Any adjustments due to adverse loss and allocated loss adjustment expense development would be included in continuing operations. Factors such as reinsurers failing to honor their obligations to the workers’ compensation subsidiaries, economic recessions and the resulting higher unemployment rates, over utilization of medical treatments, and the effect of new legislation or regulations could affect the subsidiaries’ loss and allocated loss adjustment expense development. Our sold workers’ compensation insurance subsidiaries had net adverse loss development occur in each of the past years 1999 to 2004 ranging from $8.7 million to $24.0 million. At December 31, 2004, based on actuarially determined reserve analyses, we established a valuation allowance of $15.0 million on the note receivable.  There was no change to the valuation allowance in 2005, 2006 and 2007.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

We own approximately 161,000 square feet of space in Las Vegas, Nevada. This includes a 134,000 square foot administrative building owned by HPN and SHL that is used as their Las Vegas headquarters and 27,000 square feet of space that houses our in-house print shop operations and information systems data center.  Our Las Vegas headquarters serves as the home office and regional home office for our Nevada HMO and health insurance subsidiaries, respectively. We lease clinical and office space in Nevada totaling approximately 378,000 and 349,000 square feet, respectively, with the majority of the lease agreements running through January 2016. We lease a 2,155 square foot sales office in Utah. We also own several parcels of land in Las Vegas.

We believe that current and planned clinical space will be adequate for our present needs.  However, additional clinical space may be required if membership expands in southern Nevada.  All of the properties described above are for the operations of our managed care and corporate operations segment.  Our military health operations segment is no longer operating and no longer has any leased or owned property.

ITEM 3.     LEGAL PROCEEDINGS

Litigation and Legal Matters. Although we have not been sued, we were identified in discovery submissions in pending class action litigation against major managed care companies as having allegedly participated in an unlawful conspiracy to improperly deny, diminish or delay payments to physicians. In Re: Managed Care Litigation, MDLNo. 1334 (S.D.Fl.).

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

Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. In February 2005, the district court determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages.  The plaintiffs have appealed this decision.

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. entered into settlement agreements which have been approved by the district court.  On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. ("PacifiCare"), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy.   On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to reasonably find that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations.    Plaintiffs appealed this decision; however, on June 13, 2007, the Eleventh Circuit Court of Appeals issued an opinion affirming the trial court’s decision.  The Eleventh Circuit Court of Appeals' decision has been appealed.  Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

For all claims that are considered probable and for which the amount of loss can be reasonably estimated, we accrued amounts we believe to be appropriate, based on information presently available.  With respect to certain pending actions, we maintain commercial insurance coverage with varying deductibles for which we maintain estimated reserves for its self-insured portion based upon our current assessment of such litigation.  Due to recent unfavorable changes in the commercial insurance market, we have for certain risks, purchased coverage with higher deductibles and lower limits of coverage.  In the opinion of management, based on information presently available, the amount or range of any potential loss for certain claims and litigation cannot be reasonably estimated or is not considered probable.  However, the ultimate resolutions of these pending legal proceedings are not expected to have a material adverse effect on our financial condition, operating results and cash flows.

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark.  The complaint names us and each of our directors as defendants (collectively, the "defendants"), and was filed by a purported stockholder of ours.  The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger with UnitedHealth Group, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for us and our shareholders, and the defendants are engaging in self-dealing and unjust enrichment.  The complaint sought, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until we adopt and implement a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct.

On June 4, 2007, we and the defendants reached an agreement in principle to settle the lawsuit.  As part of the settlement, the defendants deny all allegations of wrongdoing, and we agreed to make certain additional disclosures in connection with the merger.  The settlement will be subject to certain conditions, including court approval following notice to members of the proposed settlement class. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, fiduciary obligations in connection with the merger, negotiations in connection with the merger and any disclosure made in connection with the merger. In addition, in connection with the settlement, the parties have agreed that, subject to approval of the court, we will pay plaintiffs’ counsel attorneys’ fees and expenses in the amount of $485,000.  The settlement did not affect the amount of merger consideration paid in the merger or any other provision of the merger agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 25, 2008, Sierra became a wholly owned subsidiary of UnitedHealth Group.  Accordingly, there is no market for Sierra’s Common Stock.

Share Repurchases

Period	Total Number Of Shares Repurchased (1)	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plan (2)
	(In thousands, except per share data)
Beginning approximate dollar value of shares that may yet be purchased				$24,142
January 1, 2007 – January 31, 2007	500	$35.80	500	56,251
February 1, 2007 – February 28, 2007	85	37.45	85	53,070
March 1, 2007 – March 31, 2007	—	—	—	53,070
April 1, 2007 – April 30, 2007	—	—	—	53,070
May 1, 2007 – May 31, 2007	—	—	—	53,070
June 1, 2007 – June 30, 2007	—	—	—	53,070
July 1, 2007 – July 31, 2007	—	—	—	53,070
August 1, 2007 – August 31, 2007	—	—	—	53,070
September 1, 2007 – September 30, 2007	—	—	—	53,070
October 1, 2007 – October 31, 2007	—	—	—	53,070
November 1, 2007 – November 30, 2007	—	—	—	53,070
December 1, 2007 – December 31, 2007	—	—	—	53,070

(1)	Repurchases were made pursuant to a 10b5-1 plan.

(2)
At January 1, 2007, $24.1 million remained available for purchase under previously approved plans. On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases.  The repurchase program has no stated expiration date; however, we halted our repurchase program as a result of the merger with UnitedHealth Group.

Debenture Conversions

Period	Total Dollar Value Of Debentures Converted	Average Price Paid Per Debenture	Total Dollar Value Of Debentures Purchased As Part Of Publicly Announced Plan Or Program	Approximate Dollar Value Of Debentures That May Yet Be Purchased Under The Plan
January 1, 2007 – January 31, 2007	$21,720,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
February 1, 2007 – February 28, 2007	—	—	—	—
March 1, 2007 – March 31, 2007	1,536,000	109.35 shares of common stock for each $1,000 principal amount of debentures	none	none
April 1, 2007 – April 30, 2007	—	—	—	—
May 1, 2007 – May 31, 2007	—	—	—	—
June 1, 2007 – June 30, 2007	—	—	—	—
July 1, 2007 – July 31, 2007	—	—	—	—
August 1, 2007 – August 31, 2007	—	—	—	—
September 1, 2007 – September 30, 2007	—	—	—	—
October 1, 2007 – October 31, 2007	—	—	—	—
November 1, 2007 – November 30, 2007	—	—	—	—
December 1, 2007 – December 31, 2007	—	—	—	—

On January 24, 2008, Sierra notified Wells Fargo Bank, N.A., as trustee under the Indenture dated as of March 3, 2003 governing our 2.25% Senior Convertible Debentures Due 2023, that all outstanding debentures will be redeemed by Sierra on March 20, 2008 in accordance with the terms of the Indenture.  Outstanding debentures may be converted into $4,756.70 in cash for each $1,000 principal amount of debentures so converted until March 19, 2008. As of March 7, 2008 $17.7 million principal amount of debentures were redeemed for $84.4 million.

ITEM 6.    SELECTED FINANCIAL DATA

 Omitted pursuant to the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 7.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations.  The discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto.  The information contained below may be subject to risk factors. We urge you to review carefully the sections entitled “Forward-Looking Statements” in Part 1, Item 1 and “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K for a more complete discussion of forward looking statements and the risks associated with an investment in our securities.

				Percent Of Revenue			Increase
	Years Ended December 31,			Years Ended December 31,			(Decrease)
	2007	2006	2005	2007	2006	2005	2007 vs. 2006			2006 vs. 2005
Operating revenues:	(In thousands, except per share and percentages)
Medical premiums	$1,811,086	$1,623,515	$1,291,296	94.8%	94.5%	93.2%	$187,571	11.6%		$332,219	25.7%
Military contract revenues	—	—	16,326	—	—	1.2				(16,326)	(100.0)
Professional fees	57,199	52,266	43,186	3.0	3.0	3.1	4,933	9.4		9,080	21.0
Investment and other revenues	41,412	43,111	34,228	2.2	2.5	2.5	(1,699)	(3.9)		8,883	26.0
Total	1,909,697	1,718,892	1,385,036	100.0	100.0	100.0	190,805	11.1		333,856	24.1

Operating expenses:
Medical expenses	1,524,733	1,295,978	1,020,754	79.8	75.4	73.7	228,755	17.7		275,224	27.0
Medical care ratio	81.6%	77.3%	76.5%					4.3			0.8
Military contract expenses	—	—	2,392	—	—	0.2	—	—		(2,392)	(100.0)
General and administrative expenses	236,244	205,480	172,473	12.4	12.0	12.5	30,764	15.0		33,007	19.1
Total	1,760,977	1,501,458	1,195,619	92.2	87.4	86.4	259,519	17.3		305,839	25.6

Operating income	148,720	217,434	189,417	7.8	12.6	13.6	(68,714)	(31.6)		28,017	14.8
Interest expense	(3,970)	(3,901)	(8,791)	(0.2)	(0.2)	(0.6)	(69)	1.8		4,890	(55.6)
Other income (expense), net	1,984	1,960	1,099	0.1	0.1	0.1	24	1.2		861	78.3

Income before income taxes	146,734	215,493	181,725	7.7	12.5	13.1	(68,759)	(31.9)		33,768	18.6
Provision for income taxes	(52,682)	(75,022)	(61,708)	(2.8)	(4.3)	(4.4)	22.340	(29,8)		(13,314)	21.6
Tax rate	35.9%	34.8%	34.0%					1.1			0.8
Net income	$94,052	$140,471	$120,017	4.9%	8.2%	8.7%	$(46,419)	(33.0	) %	$20,454	17.0%

Net income per common share assuming dilution:	$1.60	$2.25	$1.81				$(0.65)	(28.9	) %	$0.44	24.3%

				Increase
	Years Ended December 31,			(Decrease)
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Membership
HMO:
Commercial	284,800	279,100	254,200	5,700	2.0%	24,900	9.8%
Medicare	56,600	56,600	56,000	—	—	600	1.1
Medicaid	60,800	60,500	55,100	300	.5	5,400	9.8
Subtotal HMO	402,200	396,200	365,300	6,000	1.5	30,900	8.5

Commercial PPO and HSA	38,200	32,900	27,500	5,300	16.1	5,400	19.6
Medicare PPO and PFFS	3,500	1,900	300	1,600	84.2	1,600	533.3
Medicare Part D-Basic	148,900	184,900	—	(36,000)	(19.5)	184,900	—
Medicare Part D-Enhanced	43,600	—	—	43,600	100.0	—	—
Medicare supplement	12,500	13,600	15,300	(1,100)	(8.1)	(1,700)	(11.1)
Administrative services	228,500	222,000	229,500	6,500	2.9	(7,500)	(3.3)
Total membership	877,400	851,500	637,900	25,900	3.0%	213,600	33.5%

Member months
Commercial	3,349,000	3,208,000	2,949,600	141,000	4.4%	258,400	8.8%
Medicare HMO	679,900	679,700	656,400	200	—	23,300	3.5
Medicaid	705,900	684,300	629,200	21,600	3.2%	55,100	8.8%

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

Merger with UnitedHealth Group

On March 12, 2007, we announced that we had entered into an Agreement and Plan of Merger, dated as of  March 11, 2007 (the “Merger Agreement”), with UnitedHealth Group Incorporated (UnitedHealth Group) and Sapphire Acquisition, Inc. (Merger Sub), an indirect wholly-owned subsidiary of UnitedHealth Group.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Sierra, with Sierra continuing as the surviving company.

On February 25, 2008, pursuant to the Merger Agreement, Merger Sub merged with and into Sierra, with Sierra continuing after the merger as a wholly owned subsidiary of UnitedHealth Group.  Pursuant to the Merger Agreement, each issued and outstanding share of our common stock (other than shares owned by UnitedHealth

Group or Merger Sub, whose shares were cancelled) has been converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement.

The foregoing description of the Merger Agreement and the merger is not complete and is qualified in its entirety by reference to the Merger Agreement, which is Exhibit 2.1 hereto and is incorporated herein by reference.

 Executive Summary

Our highlights for the year ended 2007 compared to 2006 include:

•
Total operating revenues increased by 11.1%.  This increase was primarily driven by an 11.6% increase in medical premiums due to a 32.5% increase in premiums for our stand alone Medicare Part D prescription drug (PDP) programs, an increase in our commercial membership and premium rate increases.  Also contributing to the increase in operating revenues was a 9.4% increase in professional fees primarily due to an increase in visits to our clinical subsidiaries.

•
HMO membership increased 1.5% as a result of new accounts and in-case growth on commercial membership and growth in Medicaid member months.  This increase is net of the 11,000 commercial member terminations effective January 1, 2007, from three large employer groups that had been anticipated.

•
Medical expenses, as a percentage of medical premiums and professional fees, or medical care ratio, increased to 81.6% in 2007 from 77.3% in 2006.  The increase in our medical care ratio is primarily related to a 2007 pre-tax loss of $67.9 million related to our new enhanced PDP product that was recorded during the period, which significantly increased medical expenses.  The medical ratio on this product was 159.9%. See Medical Expenses below for more details.

•
General and administrative (G&A) expenses as a percentage of medical premiums increased to 13.0% in 2007 from 12.7% in 2006.  Total G&A expenses increased 15.0% primarily due to costs associated with our merger with UnitedHealth Group, increases in premium taxes and brokers' fees, G&A costs related to our new enhanced PDP product and impairment charges related to our investments in trust deed mortgage notes and joint ventures.  See General and Administrative Expenses below for more details.

•
We had operating income of $148.7 million in 2007 compared to $217.4 million in 2006.  This decrease is related to a $67.9 million operating loss recorded during 2007 related to our new enhanced PDP product.  See Medical Expenses below for more details. This decrease was partially offset by an increase in operating income primarily driven by growth in our core membership lines of business.

•
Cash flows from operating activities decreased to $45.8 million from $190.4 million during 2006.  This decrease is mostly due to a $67.9 million operating loss in our Enhanced Plan and a $22.6 million decrease in medical claims payable in 2007 compared to an $87.0 million increase in 2006.   The change in the medical claims payable is mostly due to the settlement of provider disputes, the timing of claims payments, and claims activity related to our PDP.   In 2006, we reserved amounts for a state to plan reconciliation related to our PDP and had a pharmacy claims run on December 31, 2006.  Both of these amounts were settled in 2007.  See Medical Expenses below for more details on our Enhanced Plan.

Year Ended December 31, 2007 Compared to 2006

Medical Premiums. The increase in medical premiums for 2007 reflects a 4.4% increase in commercial member months (the number of months individuals are enrolled in a plan).  This increase is attributed to in-case growth, movement from self-insured plans to our commercial products and new accounts and was partially offset by 11,000 commercial member terminations effective January 1, 2007 from three large employer groups.  Commercial premium rates for renewing commercial groups increased approximately 5.2% while the overall recorded per member per month revenue increase, including new and continuing business, was approximately 3.8%, net of changes in benefits.

The increase in medical premiums for 2007 includes $101.2 million from our new stand-alone enhanced PDP product (Enhanced Plan) that was effective January 1, 2007.  This was partially offset by a $37.2 million decrease in our existing stand-alone basic PDP plan (Basic Plan).   We recognize medical premiums from our PDP plans as earned over the contract period.

On January 1, 2006, we began offering the Basic Plan in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. We had also been selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries. The Basic Plan covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies.

In 2007, we expanded our offering of our Basic Plan to 30 states and the District of Columbia.  We engaged a national marketing partner for our Basic Plan and we are using our established broker network in Nevada and Utah.  Additionally, our Basic Plan remained eligible as a PDP sponsor for our existing 2006 auto-enrolled Centers for Medicare and Medicaid Services (CMS) subsidized beneficiaries in California and Nevada, and for our existing 2006 and new 2007 auto-enrolled CMS subsidized beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. Our Basic Plan was no longer a PDP sponsor for auto-enrolled beneficiaries in New Mexico and Texas.  At December 31, 2007, we had 148,900 beneficiaries enrolled in our Basic Plan, the majority of which were auto-enrolled CMS subsidized beneficiaries.

In 2008, we will continue to offer our Basic Plan to 30 states and the District of Columbia.  In 2008, we will only be a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in Arizona. We will no longer be a PDP sponsor for auto-enrolled Medicare and Medicaid beneficiaries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington as we did not meet the CMS benchmark in those states for 2008. This resulted in a significant decrease in membership on January 1, 2008.  At January 1, 2008, we had 54,000 members enrolled in our Basic Plan.

In 2007, for the first time, we offered an Enhanced Plan, which provided brand name and generic prescription drug benefits through the coverage gap or "donut hole", in 30 states and the District of Columbia.  We incurred a pre-tax operating loss of $67.9 million related to the Enhanced Plan.  See Medical Expenses below for more details.  At December 31, 2007, we had 43,600 members enrolled in our Enhanced Plan. We did not submit a bid to CMS for an Enhanced Plan in 2008 and therefore, we are not offering this plan for 2008.

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

In 2007, we offered Local and Regional Medicare Advantage PPO (MAPPO) plans and for the first time, we offered a Medicare Advantage Private Fee-For-Service (MAPFFS) plan. This plan is available in 28 states and the District of Columbia. The MAPFFS plan does not include Medicare Part D prescription drug coverage but does provide hospital and physician coverage. Members pay a monthly premium, co-payments and coinsurance, with reasonable out-of-pocket maximum amounts. Members also have unlimited network access. At December 31, 2007, we had 2,100 and 400 members enrolled in our Regional and Local MAPPO plans, respectively. At December 31, 2007, we had 1,000 members enrolled in our MAPFFS plan.   In 2008, we will continue to offer our Local and Regional MAPPO plans as well as our MAPFFS plan.

Effective January 2004, CMS adopted a new risk adjustment payment methodology for Medicare beneficiaries enrolled in managed care programs, including the Social HMO, which was administratively extended by CMS through 2007.  For Social HMO members, the new methodology includes a frailty adjuster that uses measures of functional impairment to predict expenditures.  CMS has transitioned to the new payment methodology on a graduated basis from 2004 through 2007 and we completely transitioned to the new methodology effective
January 1, 2008.  In 2006, we were paid 50% based on the previous payment methodology and 50% based on the new methodology.  For 2007, we were paid 25% based on the previous payment methodology and 75% based on the new methodology.  We received a higher than expected mid-year adjustment from CMS to the risk factor used to calculate a portion of our payment.  This adjustment was retroactive to January 1, 2007.  Our actual Medicare per member per month rate increased 5.1% in 2007.

For 2008, we will be fully transitioned to a risk payment methodology; however, we have been notified by CMS that there will continue to be a frailty factor component to our payment through 2010.  The frailty factor will be a component of the risk score calculation for former Social HMO plans by using 75%, 50% and 25% of the current frailty factor for plan years 2008, 2009 and 2010, respectively.  Even with the additional frailty factor component, we believe that with a full transition to a risk payment methodology, our per member payment in 2008 is expected to be less than our per member payment in 2007.

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

We contract with the Division of Healthcare Financing and Policy of the state of Nevada (DHCFP) to provide health care coverage to certain Medicaid eligible individuals.  To enroll in our Medicaid program, an individual must be eligible for the Temporary Assistance for Needy Families or the Children's Health Assurance Program categories of the state's Medicaid program. At December 31, 2007, we had approximately 44,800 members enrolled in this program.  We also contract with the DHCFP to provide health care coverage to the Nevada Check Up program, which covers certain uninsured children who do not qualify for Medicaid.  At December 31, 2007, we had approximately 16,000 members enrolled in this program. We receive a monthly fee for each Medicaid and Nevada Check Up member enrolled by the state's Managed Care Division and we also receive a per case fee for each Medicaid and Nevada Check Up eligible newborn delivery. In the first quarter, we received a 1.0% rate increase retroactive to January 1, 2007 and did not receive any further rate increases for 2007.  We expect approximately a 5% rate increase in March 2008 that will be retroactive to January 1, 2008.

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

Investment and Other Revenue. The decrease in investment and other revenue primarily resulted from a decrease in revenue related to our administrative services subsidiary.  Our investment income has remained flat; however, several of our trust deed mortgage notes are in default and in various stages of foreclosure.  While the trust deed mortgage notes are secured by real estate assets, the current deterioration of the real estate market has caused the value of the underlying assets of several of the trust deed mortgage notes to significantly decrease. We also have joint ventures that have been impacted by the deterioration of the real estate market. We have evaluated each trust deed mortgage note and joint venture to determine if impairment exists.   Based on this evaluation, we recorded $24.0 million in impairment charges during 2007 in general and administrative expenses.  See Note 4, "Cash and Investments", in the Notes to Consolidated Financial Statements.

Medical Expenses. Our medical care ratio increased 430 basis points to 81.6%.  The increase in our medical care ratio is due primarily to losses related to our Enhanced Plan, higher average bed days during 2007 for our Medicare HMO members, and the termination of our Hospital Corporation of America (HCA) contract on December 31, 2006.

In 2007, we began to offer the Enhanced Plan, which provides brand name and generic prescription drug benefits through the coverage gap or "donut hole".  We engaged independent actuarial consultants in developing the Enhanced Plan.  The premium structure for the Enhanced Plan was based on a projected level of utilization per member; however, our utilization per member was significantly higher than projected.  We incurred a pre-tax operating loss of $67.9 million and a medical loss ratio of 159.9% during 2007 on this product.  We did not submit a bid to CMS for an Enhanced Plan in 2008 and, therefore, will not be offering this plan for 2008.

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2007 was 48 compared to 63 for 2006.  Pharmacy claims activity related to the PDP accounted for 8 days of this decrease due to the timing of the year end pharmacy claims run and amounts reserved under the state to plan reconciliation at December 31, 2006 that were settled during 2007.  The remaining decrease was related to the settlement of certain provider disputes and the timing of claim payments.

Our medical claims payable liability requires us to make significant estimates.  Any changes to the estimates would be reflected in the year the adjustments are made.  Included in medical expenses is favorable development on prior years’ estimates of $31.4 million and $15.9 million for the years ended December 31, 2006 and 2005, respectively.  The favorable development is a result of claims being settled for amounts less than originally estimated.  We also have amounts related to provider disputes in our claims payable that if settled for more than the amount recorded could have an adverse impact on our operating results, financial position and cash flows. For a further description of the estimate for our medical claims payable liability, see below in “Critical Accounting Policies and Estimates”.

We contract with hospitals, physicians and other independent providers of health care under capitated or discounted fee-for-service arrangements, including hospital per diems, to provide medical care services to members.  We also have an extensive pharmacy network to provide pharmaceuticals to our members. Capitated providers are at risk for a portion of the cost of medical care services provided to our members in the relevant geographic areas; however, we are ultimately responsible for the provision of services to our members should the capitated provider be unable to provide the contracted services.  We incurred capitation expenses with non-affiliated providers of $132.6 million and $134.3 million, or 8.7% and 10.4%, of our total medical expenses for 2007 and 2006, respectively. Also included in medical expenses are the operating expenses of our medical provider subsidiaries and certain claims-related administrative expenses, which accounted for 25.9% and 28.4% of our total medical expenses for 2007 and 2006, respectively.

The Las Vegas area has thirteen hospitals.  Our contract with our 2006 primary Las Vegas area contracted hospital organization, which includes three hospitals − Sunrise Hospital and Medical Center, Mountain View Hospital and Southern Hills Hospital and Medical Center − owned by HCA, expired on December 31, 2006.  We have contracts in place through the end of 2008 with the remaining hospitals in southern Nevada, with the exception of one hospital system whose contract ends on June 30, 2008.  We are currently in negotiations to extend their contract.  These contracts are based on a fixed per diem rate structure and in some circumstances are higher than the previous HCA contract rates. While our efforts to move the majority of our HCA hospital days to other contracted hospitals have been successful, there are emergency and other situations that have required us to use the HCA hospitals in 2007.  In 2007, we have negotiated a discount to billed charges with HCA for our commercial members based on certain prompt pay terms; however, these charges are still substantially higher than our current commercial rates with our contracted hospitals. We receive a significant discount to billed charges for services rendered to Medicare and Medicaid members at an HCA hospital because we pay charges at the established Medicare and Medicaid rates.

General and Administrative Expenses. G&A expenses increased primarily due to premium taxes, brokers’ fees, costs associated with our merger with UnitedHealth Group, costs related to our new enhanced PDP product and impairment charges related to our investments in trust deed mortgage notes and joint ventures. These increases were partially offset by a decrease in share-based compensation expense and management bonuses.  As a percentage of medical premiums, G&A expenses were 13.0% and 12.7%, for 2007 and 2006, respectively.

Interest Expense. Interest expense decreased due to a decrease in long-term debt.  At December 31, 2007, we had no balance outstanding on our credit facility and we had a lower average balance outstanding in 2007 compared to 2006.

Provision for Income Taxes. Our effective tax rate is higher than the statutory tax rate primarily due to increases in our liability for uncertain tax positions offset by tax-preferred investment income.   See Note 6, "Income Taxes", in the Notes to Consolidated Financial Statements for further discussion of our income taxes.

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

The increase in medical premiums for 2006 includes $197.1 million from our stand-alone PDP described previously, which was effective January 1, 2006.   We recognize medical premiums from the PDP as earned over the contract period.  The increase in medical premiums for 2006 also reflects the annual Medicare increase described below and a 3.5% increase in HMO Medicare member months.  The growth in Medicare member months contributes significantly to the increase in medical premiums as the Medicare per member premium rates are more than three times the average commercial premium rate.  CMS contracted with us to participate in the new voluntary PDP for our Medicare Advantage (MA) plans as well as a stand-alone program for 2006.  We were also selected to participate in a local and regional Medicare Advantage PPO plan.  During 2006, Sierra Health and Life Insurance Company, Inc. (SHL) offered the stand-alone PDP, marketed under the brand name SierraRx, in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. SHL was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries. SierraRx covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies.  At December 31, 2006, we had 184,900 beneficiaries enrolled in the PDP, the majority of which were auto-enrolled beneficiaries.

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

The number of days in claims payable, which is the medical claims payable balance divided by the average medical expense per day, for 2006, was 63 compared to 49 for 2005.  Pharmacy claims activity related to the PDP accounted for 11 days of this increase due to the timing of a year end claims run and amounts reserved under the state to plan reconciliation.  The remaining increase was related to an increase in claims payable for provider disputes and timing of claims payments.

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

LIQUIDITY AND CAPITAL RESOURCES

A summary of our major sources and uses of cash is reflected in the table below.

	Years Ended December 31,
	2007	2006
	(In thousands)
Sources of cash:
Cash provided by operating activities	$45,813	$190,371
Exercise of stock in connection with stock plans	6,683	14,464
Proceeds from other long-term debt	—	75,000
Proceeds from sales of investments	1,004,802	818,923
Other	9,478	9,853
Total cash sources	1,066,776	1,108,611

Uses of cash:
Payments on other long-term debt	(78,531)	(111)
Purchase of investments	(920,823)	(878,186)
Purchase of treasury stock	(21,081)	(243,136)
Other	(9,688)	(16,319)
Total cash uses	(1,030,123)	(1,137,752)

Net increase (decrease) in cash	$36,653	$(29,141)

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

Cash flows from operating activities decreased to $45.8 million from $190.4 million during 2006.  This decrease is mostly due to a $67.9 million operating loss in our Enhanced Plan and a $22.6 million decrease in medical claims payable in 2007 compared to an $87.0 million increase in 2006.   The change in the medical claims payable is mostly due to the settlement of provider disputes, the timing of claims payments, and claims activity related to our PDP.   In 2006, we reserved amounts for a state to plan reconciliation related to our PDP and had a pharmacy claims run on December 31, 2006.  Both of these amounts were settled in 2007.  See Medical Expenses above for more details on our Enhanced Plan.

Net cash used for investing activities during 2007 included capital expenditures associated with the continued implementation of new computer systems, leasehold improvements on facilities, furniture and equipment and other capital purchases to support our growth.  The net cash change in investments for the period was a decrease in investments, as investments were sold to fund operations.

Sierra Debentures

In March 2003, we issued $115.0 million aggregate principal amount of 2.25% Senior Convertible Debentures Due 2023.  The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year.  Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of our common stock before March 15, 2023 if (i) the market price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of our common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred.  Beginning December 2003 and for each subsequent period, the market price of our common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The conversion rate is subject to certain adjustments.  This conversion rate represents a conversion price of $9.145 per share. Holders of the debentures may require us to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control.  In either case, we may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock.  Notice was sent to debenture holders (“holders”) in January 2008 informing them of our intent to redeem the debentures for cash on March 20, 2008. Due to the impending redemption, the debentures have been classified as a current liability in the Consolidated Balance Sheet at December 31, 2007.

During 2005, we received offers and entered into five separate and privately negotiated transactions with holders pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of our common stock in accordance with the indenture governing the debentures.  During 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock and we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During 2007, we entered into a privately negotiated transaction with a holder pursuant to which the holder converted $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. As a result of these transactions, we expensed prepaid interest of $601,000, $176,000 and $1.5 million in 2007, 2006 and 2005, respectively, and deferred financing costs of $176,000, $91,000 and $1.2 million in 2007, 2006 and 2005, respectively.

On January 24, 2008, Sierra notified Wells Fargo Bank, N.A., as trustee under the Indenture dated as of March 3,

2003 governing our 2.25% Senior Convertible Debentures Due 2023, that all outstanding debentures will be redeemed by Sierra on March 20, 2008 in accordance with the terms of the Indenture.  Outstanding debentures may be converted into $4,756.70 in cash for each $1,000 principal amount of debentures so converted until March 19, 2008. As of March 7, 2008 $17.7 million principal amount of debentures were redeemed for $84.4 million.

Revolving Credit Facility

On March 3, 2003, we entered into a revolving credit facility.  Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. As of December 31, 2007, the incremental borrowing rate was LIBOR plus .60%.  At December 31, 2007, we had no outstanding balance on this facility. In connection with our merger with UnitedHealth Group, the facility was terminated on February 25, 2008.

Sierra Share Repurchase Program

From January 1, 2007 through December 31, 2007, we purchased 585,000 shares of our common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through December 31, 2007, we purchased, in the open market or through negotiated transactions, 29.2 million shares, adjusted for the two for one stock split effective December 30, 2005, for $651.9 million at an average cost per share of $22.29.  On January 25, 2007, our Board of Directors authorized an additional $50.0 million in share repurchases.  At December 31, 2007, $53.1 million was still available under the Board of Directors' authorized plan.  The repurchase program has no stated expiration date.  Effective March 11, 2007, we halted our repurchase program as a result of the merger with UnitedHealth Group.

Statutory Capital and Deposit Requirements

Our HMO and insurance subsidiaries are required by state regulatory agencies to maintain certain deposits and must also meet certain net worth and reserve requirements.  The HMO and insurance subsidiaries had restricted assets on deposit in various states totaling $16.8 million at December 31, 2007. The HMO and insurance subsidiaries must also meet requirements to maintain minimum stockholders’ equity, on a statutory basis, as well as minimum risk based capital requirements, which are determined annually.  We believe we are in material compliance with our regulatory requirements.

Of the $95.6 million in cash and cash equivalents held at December 31, 2007, $67.0 million was designated for use only by the regulated subsidiaries.  Amounts are available for transfer to the parent company from the HMO and insurance subsidiaries only to the extent that they can be remitted in accordance with the terms of existing management agreements and by dividends. The parent company will not receive dividends from its regulated subsidiaries if such dividend payment would cause a violation of statutory net worth and reserve requirements.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Our long-term debt consists of our 2.25% Senior Convertible Debentures Due 2023. We occupy space and lease equipment under leases that are accounted for as capital leases, where the property and equipment and related lease obligations are recorded on our balance sheet.

We also occupy premises and utilize equipment under operating leases that expire at various dates through 2016. In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on our balance sheet.

Our contractual obligations and commitments at December 31, 2007 are summarized in the table below.  The amounts presented include all future payments associated with each obligation including interest expense.

	Payments due in:
	Less than	1 to 3	3 to 5	More than
	1 year	years	years	5 years	Total
	(In thousands)
Long-term debt(1)	$20,344	$—	$—	$—	$20,344
Capital leases	166	207	86	—	459
Operating leases	18,570	34,204	32,916	48,043	133,733
Purchase obligations(2)	7,866	—	—	—	7,866
FIN 48(3)	6,738	16,111	39	—	22,888
Transition services(4)	2,575	3,160	—	—	5,735
Total	$56,259	$53,682	$33,041	$48,043	$191,025

1)
On January 24, 2008, Sierra notified Wells Fargo Bank, N.A., as trustee under the Indenture dated as of March 3, 2003 governing our 2.25% Senior Convertible Debentures Due 2023, that all outstanding debentures will be redeemed by Sierra on March 20, 2008 in accordance with the terms of the Indenture.  Outstanding debentures may be converted into $4,756.70 in cash for each $1,000 principal amount of debentures so converted until March 19, 2008. Due to the impending redemption, the debentures have been classified as a current liability in the Consolidated Balance Sheet at December 31, 2007. See Note 8 – "Long-Term Debt" in the Notes to Consolidated Financial Statements for additional information related to our senior convertible debentures.

2)
Purchase obligations include a $7.6 million investment commitment to purchase a limited partnership interest in a private equity group and purchase obligations totaling $230,000 that have a remaining commitment in excess of $100,000 at December 31, 2007.

3)
The FIN 48 obligations shown in the table above represents uncertain tax positions recorded in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.  The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. Included in the unrecognized tax positions above are potential penalties of $2.6 million and interest of $3.2 million.

4)	This liability is for transition services related to our sale of CII that we are required to provide through December 31, 2009.

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

Other

During 2007, we incurred expenditures related primarily to the purchase of computer hardware and software, leasehold improvements on facilities, furniture and equipment and other normal capital requirements.  Our short-term liquidity needs will be primarily for the capital items noted above along with normal operating items.  We expect to spend $15 to $25 million in capital expenditures in 2008.  We believe that our existing working capital and operating cash flow should be sufficient to fund our capital expenditures and liquidity needs on a short and long-term basis.  Additionally, subject to unanticipated cash requirements, we believe that our existing working capital and operating cash flow should enable us to meet our liquidity needs on a long-term basis.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.141 (Revised 2007), “Business Combinations” (SFAS 141R) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for our fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. We do not believe the adoption of SFAS 141R will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

The completion factors and estimated PMPM costs are the most significant factors we use in estimating our IBNR claims. The following table illustrates the sensitivity of these factors and the estimated potential impact on our medical claims payable balance as a result of these factors:

Completion Factor (a)			PMPM Factor (b)
		Increase			Increase
Increase		(Decrease) In	Increase		(Decrease) In
(Decrease)		Medical Claims	(Decrease)		Medical Claims
In Factor		Payable	In Factor		Payable
(In thousands, except percentages)

(3	) %	$33,837	(3	) %	$(5,291)
(2	) %	22,324	(2	) %	(3,528)
(1	) %	11,048	(1	) %	(1,764)
1%		(6,916)	1%		1,764
2%		(9,779)	2%		3,528
3%		(11,731)	3%		5,291

(a)
Reflects estimated potential changes in medical claims payable caused by changes in the completion factors for claims incurred in months prior to the most recent three months.  Completion factors are not increased beyond 100%.

(b)	Reflects estimated potential changes in medical claims payable caused by changes in PMPM factors for claims incurred in the most recent three months.

Management believes, based on information presently available, that the recorded liability for medical claims payable, which at December 31, 2007 represented 44.4% of our total consolidated liabilities or $200.3 million, is reasonable and adequate to cover the related future health care claim payments.  However, a difference between the recorded liability and actual developed claim payments could have a material impact on our financial results.  For example, a 1% increase in medical claims payable as of December 31, 2007 would reduce reported net income for the year ended 2007 by $1.3 million or 1.4%, and diluted earnings per share would be reduced by $0.02.

The table below provides historical information regarding the accrual and payment of our medical claims payable. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense as well as adjustments to prior year estimated accruals.  The impact of any “changes in prior periods’ estimates” may be offset as we establish the estimate for the current year. Our accounting practice is to consistently recognize the actuarial best estimate of our ultimate liability for our claims within a reasonable level of confidence required by actuarial standards. Thus, only when the release of a prior year reserve is not offset with the same level of conservatism in estimating the current year reserve will the redundancy create a net reduction in current period medical expenses. The evaluation of medical claims payable at December 31, 2007 is comparable to prior years and we have applied our methodology in a consistent manner in determining our best estimate for medical claims payable at each reporting date.

The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Medical claims payable, beginning of period	$222,895	$135,867	$119,337
Add: components of incurred medical expenses
Current period medical claims	1,556,103	1,311,854	1,034,089
Changes in prior periods’ estimates	(31,370)	(15,876)	(13,335)
Total incurred medical expenses	1,524,733	1,295,978	1,020,754

Less: medical claims paid
Current period	1,366,210	1,104,093	912,806
Prior period	181,078	104,857	91,418
Total claims paid	1,547,288	1,208,950	1,004,224

Medical claims payable, end of period	$200,340	$222,895	$135,867

The “changes in prior periods’ estimates” of $31.4 million represents an estimate based on paid claim activity from January 1, 2007 to December 31, 2007. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Approximately 90% of the “changes in prior periods’ estimates” in 2007 relates to claims incurred in 2006, with the remaining 10% related to claims incurred in 2005 and prior.  A large portion of the “changes in prior period’s estimates” in 2007 relate to the final settlement of provider related dispute items recorded in 2006, but settled in 2007 for less than originally estimated.

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

The decrease in the medical claims payable balance from December 31, 2006 to December 31, 2007 is primarily due to the timing of the year end pharmacy claims run, amounts reserved under the state to plan reconciliation for our

PDP at December 31, 2006 that were settled during 2007, and the settlement of certain provider disputes.   The ratio of medical claims payable at the end of the period to the incurred medical expense for current period medical claims is 12.9% and 17.0% for 2007 and 2006, respectively.

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

In making actuarial loss projections, there is no single “right” way or method.  An actuary must exercise a significant amount of his or her judgment in selecting loss development factors and even a small change in one loss development factor can have a large impact when it is applied over several accident years.  This can result in significant differences between one actuary’s best estimate of the projected loss reserves and another actuary’s best estimate of those same loss reserves.  In addition, actuarial projections will change with the passage of time as new or additional information is obtained or experienced. However, as the number of open claims diminishes, the range of difference between actuarial projections should also diminish.

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

At December 31, 2007, we re-evaluated the $15.0 million valuation allowance on the $62.0 million note receivable and considered the actuarial analyses at December 31, 2007.  Based upon the analyses performed, it was determined no change to the valuation allowance was warranted at December 31, 2007.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At December 31, 2007, we had approximately $349.3 million in cash and cash equivalents and current, long-term and restricted investments.  Of the total investments of $253.7 million, approximately $207.1 million are classified as available-for-sale.  These investments are primarily in fixed income investment grade securities.  Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

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

At December 31, 2007, we had outstanding $20.2 million in aggregate principal amount of our 2.25% Senior Convertible Debentures Due 2023.  The debentures are fixed rate, and therefore, the interest expense on the debentures will not be impacted by future interest rate fluctuations. The fair value of our debentures at December 31, 2007 was $92.9 million.

At December 31, 2007, we had approximately $46.6 million, net of allowance, invested in trust deed mortgage notes and joint ventures. Trust deed mortgage notes and joint ventures are classified and accounted for as other investments.  All of our trust deed mortgage notes require interest only payments with a balloon payment of the principal at maturity. Loan to value ratios for these investments were typically based on appraisals or other market data obtained at the time of loan origination.  Our investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states; however, the current deterioration of the real estate market has caused the value of the underlying assets of several of the trust deed mortgage notes to significantly decrease. Several of our trust deed mortgage notes are in default and in various stages of foreclosure.  We evaluated each trust deed mortgage note to determine if impairment exists.  Based on this evaluation, we recorded $15.5 million in impairment charges during 2007.  Most of our investments in joint ventures consist of three independent projects that are secured by real estate in California, Nevada, and Utah.  We have made assessments as to the value and recoverability of our investments in joint ventures.  Based on this assessment we recorded an impairment charge of $8.4 million during 2007.  We believe our investments in trust deed mortgage notes and joint ventures are properly stated at December 31, 2007; however, if the real estate market continues to deteriorate, the underlying assets could decrease further and we may not recover the recorded amounts at December 31, 2007.  The fair value of our trust deed mortgage notes at December 31, 2007 was $33.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Sierra Health Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules included in Item 15 (a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sierra Health Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  Also, as discussed in Note 6 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 3 to the consolidated financial statements on February 25, 2008, the Company completed a merger with UnitedHealth Group Incorporated, a Minnesota corporation. As a result of the merger, the Company became a wholly owned subsidiary of UnitedHealth Group Incorporated.

As discussed in Note 4 to the consolidated financial statements, the financial statements include other investments and available-for-sale investments valued at $253,700,000 (33% of total assets) and $369,441,000 (46% of total assets) as of December 31, 2007 and 2006, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Management's estimates are based on market data, information provided by pricing services, and independent appraisals.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 17, 2008

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$95,571	$58,918
Investments	223,292	323,846
Accounts receivable (less allowance for doubtful accounts: 2007 - $9,852; 2006 - $5,518)	36,691	21,308
Current portion of deferred tax asset	29,530	29,861
Prepaid expenses and other current assets	135,784	110,020
Total current assets	520,868	543,953

Property and equipment, net	62,442	71,893
Restricted cash and investments	17,467	19,428
Goodwill (less accumulated amortization: 2007 and 2006 - $6,972)	14,782	14,782
Deferred tax asset (less current portion)	28,763	18,656
Note receivable (less valuation allowance: 2007 and 2006 - $15,000)	47,000	47,000
Other assets	83,329	93,700
Total assets	$774,651	$809,412

Liabilities and stockholders’ equity
Current liabilities:
Accrued and other current liabilities	$54,324	$100,390
Trade accounts payable	1,772	1,552
Accrued payroll and taxes	22,677	25,925
Medical claims payable	200,340	222,895
Unearned premium revenue	53,137	52,075
Current portion of long-term debt	20,379	116
Total current liabilities	352,629	402,953

Long-term debt (less current portion)	262	118,734
Other liabilities	98,190	71,007
Total liabilities	451,081	592,694

Commitments and contingencies (Footnote 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000 shares authorized;
none issued or outstanding	—	—
Common stock, $.005 par value, 120,000 shares authorized; 2007 – 73,599;
2006 – 70,835 shares issued; 2007 – 56,208; 2006 – 53,824 shares outstanding	368	354
Treasury stock: 2007 – 17,391; 2006 – 17,011 common stock shares	(614,605)	(600,539)
Additional paid-in capital	470,872	436,643
Accumulated other comprehensive loss	(7,633)	(8,635)
Retained earnings	474,568	388,895
Total stockholders’ equity	323,570	216,718
Total liabilities and stockholders’ equity	$774,651	$809,412

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005
Operating revenues:
Medical premiums	$1,811,086	$1,623,515	$1,291,296
Military contract revenues	—	—	16,326
Professional fees	57,199	52,266	43,186
Investment and other revenues	41,412	43,111	34,228
Total	1,909,697	1,718,892	1,385,036

Operating expenses:
Medical expenses	1,524,733	1,295,978	1,020,754
Military contract expenses	—	—	2,392
General and administrative expenses	236,244	205,480	172,473
Total	1,760,977	1,501,458	1,195,619

Operating income	148,720	217,434	189,417
Interest expense	(3,970)	(3,901)	(8,791)
Other income (expense), net	1,984	1,960	1,099

Income before income taxes	146,734	215,493	181,725
Provision for income taxes	(52,682)	(75,022)	(61,708)
Net income	$94,052	$140,471	$120,017

Net income per common share	$1.68	$2.49	$2.16

Net income per common share assuming dilution	$1.60	$2.25	$1.81

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

							Accumulated		Total
					Additional	Deferred	Other		Stock-
	Common Stock		In Treasury		Paid-in	Compen-	Comprehensive	Retained	holders’
	Shares	Amount	Shares	Amount	Capital	sation	Gain (Loss)	Earnings	Equity

Balance, January 1, 2005	61,954	$310	9,192	$(237,876)	$286,439	$(288)	$(245)	$153,357	$201,697
Common stock issued in connection with stock plans	2,106	11	(511)	15,068	18,089	(7)	—	(10,815)	22,346
Stock-based compensation expense	—	—	—	—	7,096	295	—	—	7,391
Common stock issued in connection with conversion of debentures	6,890	34	—	—	62,966	—	—	—	63,000
Tax benefits from share-based payment arrangement	—	—	—	—	25,697	—	—	—	25,697
Repurchase of common stock shares	—	—	2,325	(154,382)	—	—	—	—	(154,382)
Treasury shares not included in stock dividend	(1,814)	(9)	—	—	—	—	—	—	(9)
Comprehensive income:
Net income	—	—	—	—	—	—	—	120,017	120,017
Other comprehensive income:
Net unrealized holding loss onavailable-for-sale investments ($2,315 pretax)	—	—	—	—	—	—	(1,505)	—	(1,505)
Total comprehensive income	—	—	—	—	—	—	(1,505)	120,017	118,512
Balance, December 31, 2005	69,136	346	11,006	(377,190)	400,287	—	(1,750)	262,559	284,252
Common stock issued in connection with stock plans	770	3	(571)	19,755	8,847	—	—	(14,141)	14,464
Stock-based compensation expense	—	—	—	32	9,161	—	—	6	9,199
Common stock issued in connection with conversion of debentures	929	5	—	—	8,495	—	—	—	8,500
Excess tax benefits from share-based payment arrangements	—	—	—	—	9,853	—	—	—	9,853
Repurchase of common stock shares	—	—	6,576	(243,136)	—	—	—	—	(243,136)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(6,024)	—	(6,024)
Comprehensive income:
Net income	—	—	—	—	—	—	—	140,471	140,471
Other comprehensive income:
Net unrealized holding loss on available-for-sale investments ($224 pretax)	—	—	—	—	—	—	(146)	—	(146)
Unfunded portion of defined benefit pension plan (($1,100) pretax)	—	—	—	—	—	—	(715)	—	(715)
Total comprehensive income	—	—	—	—	—	—	(861)	140,471	139,610
Balance, December 31, 2006	70,835	354	17,011	(600,539)	436,643	—	(8,635)	388,895	216,718
Common stock issued in connection with stock plans	221	1	(170)	5,815	2,938	—	—	(4,310)	4,444
Stock-based compensation expense	—	—	(35)	1,200	3,349	—	—	198	4,747
Common stock issued in connection with conversion of debentures	2,543	13	—	—	23,243	—	—	—	23,256
Excess tax benefits from share-based payment arrangements	—	—	—	—	4,699	—	—	—	4,699
Repurchase of common stock shares	—	—	585	(21,081)	—	—	—	—	(21,081)
Cumulative effect from adoption of FIN 48	—	—	—	—	—	—	—	(4,267)	(4,267)
Comprehensive income:
Net income	—	—	—	—	—	—	—	94,052	94,052
Other comprehensive income:
Net unrealized holding gain on available-for-sale investments ($3,398 pretax)	—	—	—	—	—	—	2,209	—	2,209
Unfunded portion of defined benefitpension plan (($1,857) pretax)	—	—	—	—	—	—	(1,207)	—	(1,207)
Total comprehensive income	—	—	—	—	—	—	1,002	94,052	95,054
Balance, December 31, 2007	73,599	$368	17,391	$(614,605)	$470,872	$—	$(7,633)	$474,568	$323,570

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$94,052	$140,471	$120,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,294	16,570	14,951
Stock based compensation expense	4,747	9,199	7,391
Excess tax benefits from share-based payment arrangements	(4,699)	(9,853)	—
Impairment on investments in trust deed mortgage notes and joint ventures	23,952
Provision for doubtful accounts	7,204	2,715	2,017
Other adjustments	(1,077)	256	(2,110)
Change in operating assets and liabilities:
Military accounts receivable	303	75	25,171
Deferred tax asset	(10,954)	2,257	20,124
Other current assets	(43,553)	(90,127)	4,679
Other assets	(2,939)	(7,217)	1,671
Accrued payroll and taxes	(3,248)	4,456	(6,199)
Medical claims payable	(22,555)	87,028	16,530
Military healthcare payable	—	—	(17,061)
Other current liabilities	(33,484)	31,462	(19,466)
Unearned premium revenue	1,062	3,008	(1,696)
Other liabilities	21,708	71	813
Net cash provided by operating activities	45,813	190,371	166,832

Cash flows from investing activities:
Capital expenditures	(9,688)	(16,749)	(13,946)
Property and equipment dispositions	4,779	430	919
Purchase of available-for-sale investments, including restricted investments	(900,476)	(814,737)	(870,143)
Proceeds from sales/maturities of available-for-sale investments, including restricted investments	977,225	799,691	755,843
Purchase of other investments	(20,347)	(63,449)	(39,420)
Proceeds from sales/maturities of other investments	27,577	19,232	22,500
Net cash provided by (used for) investing activities	79,070	(75,582)	(144,247)

Cash flows from financing activities:
Payments on debt and capital leases	(78,531)	(111)	(10,109)
Proceeds from other long-term debt	—	75,000	—
Purchase of treasury stock	(21,081)	(243,136)	(154,382)
Excess tax benefits from share-based payment arrangements	4,699	9,853	—
Exercise of stock options in connection with stock plans	6,683	14,464	22,346
Net cash used for financing activities	(88,230)	(143,930)	(142,145)

Net increase (decrease) in cash and cash equivalents	36,653	(29,141)	(119,560)
Cash and cash equivalents at beginning of year	58,918	88,059	207,619
Cash and cash equivalents at end of year	$95,571	$58,918	$88,059

    Supplemental statements of cash flows information is presented below:

Cash paid during the year for interest (net of amount capitalized)	$(3,840)	$(2,564)	$(8,600)
Cash paid during the year for income taxes	(65,602)	(55,748)	(44,732)

Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	23,256	8,500	63,000
Asset received in consideration for payment of a loan	6,815	—	—
Tax benefits from share-based payment arrangements	—	—	25,697
Additions to capital leases	200	47	19
Cashless exercise of restricted stock units	2,237	—	—
Investments (received but not yet purchased) purchased but not settled	(9,900)	9,900	3,330

See the accompanying Notes to Consolidated Financial Statements.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

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

In 2005, the Company had two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through our HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations.  The military health services operations ("SMHS") segment administered a managed care federal contract for the Department of Defense's (“DoD”) TRICARE program in Region 1.  Health care services under the Company's TRICARE contract for Region 1 ended on August 31, 2004.  On September 1, 2004, the Company entered a phase-out period at substantially reduced revenues.  During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of the Company's military health care operations.  In 2007 and 2006, the Company believes that SMHS no longer meets the definition of an operating segment as described in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".  The Company believes the only remaining reportable segment in 2007 and 2006 is the managed care and corporate operations segment.

Reclassifications. Military contract expense in the consolidated financial statements for the year ended December 31, 2006 has been reclassified to conform to the current year presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  All significant intercompany transactions and balances have been eliminated in consolidation.  Sierra's consolidated subsidiaries include:  Health Plan of Nevada, Inc. (“HPN”) which is a licensed HMO; Sierra Health and Life Insurance Company, Inc. (“SHL”), a health and life insurance company; Southwest Medical Associates, Inc. (“SMA”), a multi-specialty medical provider group; SMHS, a company that provided and administered managed care services to certain TRICARE eligible beneficiaries; CII Financial, Inc. ("CII"); administrative services companies; a home health care agency; a full service hospice agency; a home medical products subsidiary; and a company that provides and manages mental health and substance abuse services.

Medical Premiums.  Commercial membership contracts are generally established on an annual basis subject to cancellation by the employer group or Sierra upon 60 days written notice.  Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which members are entitled to receive services and are net of estimated retroactive adjustments of members and groups.  Commercial member enrollment is represented principally by employer groups or individuals. HPN offers a prepaid health care program to Medicare and Medicaid recipients and SHL offers a prepaid health care and pharmacy program to Medicare recipients.  Revenues associated with Medicare recipients were approximately $879.7 million, $751.3 million and $505.1 million in 2007, 2006 and 2005, respectively. Revenues associated with Medicaid recipients were approximately $104.9 million, $108.9 million and $98.0 million in 2007, 2006 and 2005, respectively. Premiums collected in advance of the period that coverage for services is provided are recorded as unearned premium revenue and can include payments under prepaid Medicare contracts with the Centers for Medicare and Medicaid Services (“CMS”) and prepaid HPN and SHL commercial premiums.

Medicare Part D Prescription Drug Program (“PDP”). The Company contracted with CMS to offer a basic stand-alone PDP plan ("Basic Plan") to eligible Medicare beneficiaries effective January 1, 2006.  In 2006, the Company offered the Basic Plan in eight regions covering Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon,

Texas, Utah and Washington. The Company was also selected as a PDP sponsor in the same states for auto-enrolled CMS subsidized beneficiaries. The Basic Plan covers a wide variety of preferred generic and brand name prescription drugs that are distributed through most major retail pharmacy chains and a large number of independent pharmacies.

In 2007, the Company expanded its Basic Plan offering to 30 states and the District of Columbia. The Company remains eligible as a PDP sponsor for its 2006 auto-enrolled CMS subsidized beneficiaries in California and Nevada, and for its 2006 and new 2007 auto-enrolled beneficiaries in Arizona, Colorado, Idaho, Oregon, Utah and Washington. The Company was no longer a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in New Mexico and Texas.

In 2007, the Company, for the first time, offered an enhanced PDP plan (“Enhanced Plan”) in the same 30 states and the District of Columbia. The Enhanced Plan provided brand name and generic prescription drug benefits through the coverage gap.  The premium structure for the Enhanced Plan was based on a projected level of utilization per member. The Company engaged independent actuarial consultant, who used their national database, in developing the projected utilization for the Enhanced Plan; however, the actual utilization was significantly higher than the projections. The Company incurred a pre-tax operating loss of $67.9 million during 2007 on this product.  At December 31, 2007, the Company had approximately 43,600 Enhanced Plan members.  The Company did not submit a bid to CMS for an Enhanced Plan in 2008 and therefore will not be offering this plan for 2008.

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

CMS shares in the risk of certain pharmacy costs related to the basic benefits covered in both of the Company’s stand-alone plans and its Medicare Advantage PDP.  The Company recognizes a risk sharing receivable or payable based on the year-to-date activity.  The risk sharing receivable or payable is accumulated for each contract and recorded in the Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period.   The Company had $2.2 million and $11.8 million risk sharing payable balances related to its Medicare Advantage PDP at December 31, 2007 and December 31, 2006, respectively, which is included in accrued and other current liabilities in the Consolidated Balance Sheet.

Payments from CMS for reinsurance and for cost sharing related to low income individuals ("Subsidies") are recorded as a payable when received. This payable is reduced when reinsurance is utilized and Subsidies are provided by the Company.  This activity is accumulated and when the net balance for each contract is negative, it is reclassed to a receivable.   The payable or receivable is recorded in the Consolidated Balance Sheet in prepaid expenses and other current assets or accrued and other current liabilities depending on the net contract balance at the end of the reporting period. The Company had a $56.9 million and a $63.4 million receivable balance at December 31, 2007 and December 31, 2006, respectively, for reinsurance and Subsidies related to our stand-alone PDP.  A reconciliation of the final risk sharing, Subsidies, and reinsurance amounts is usually performed in the third quarter following the plan year.  The Company has received the reconciliation for the 2006 plan year and received a final payment in the fourth quarter of 2007.

In 2008, the Company will continue to offer the Basic Plan in 30 states and the District of Columbia, but will be a PDP sponsor for auto-enrolled CMS subsidized beneficiaries only in Arizona. The Company will no longer be a PDP sponsor for auto-enrolled CMS subsidized beneficiaries in California, Colorado, Idaho, Nevada, Oregon, Utah and Washington as it did not meet the CMS benchmark in those states for 2008.

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

Medical Expenses.  Health care expenses are recorded in the period when services are provided to enrolled members, including estimates for provider costs, which have been incurred at the balance sheet date but not yet reported to the Company.  The Company uses a variety of standard actuarial projection methods to make these estimates and must use judgments in selecting development factors and assumed trends.  In making projections, the Company considers medical cost utilization and trends, changes in internal processes, the average interval between the date services are rendered and the date claims are received and/or paid, denied claims activity, disputed claims activity, seasonality patterns and changes in membership.  Assumptions could be affected by the timing of the receipt of claims, the timing of processing claims and unanticipated changes, such as adverse legal outcomes, legislative or regulatory changes, new interpretations of existing laws or regulations or disputed contract provisions that result in the Company having to provide new or extended benefits and changes in the Company’s health care delivery system or costs.  The Company believes that the recorded liability of $200.3 million for medical claims payable at December 31, 2007 is reasonable and adequate to cover future health care claim payments.  Any subsequent changes in an estimate for a prior year would be reflected in that subsequent year’s operating results, financial position and cash flows.

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

Investments.  Investments consist primarily of U.S. Government and its agencies’ securities, municipal bonds, corporate bonds, mortgage backed and other securities, trust deed mortgage notes and joint ventures.  All investments, other than trust deed mortgage notes and real estate joint ventures, have been designated as available-for-sale and are stated at fair value.  Fair value is estimated primarily from published market values at the balance sheet date.  All non-restricted available-for-sale investments are classified as current assets.    These investments are available for use in the current operations regardless of contractual maturity dates.  Restricted investments are classified as non-current assets. Realized gains and losses are calculated using the specific identification method and are included in investment and other revenues.  Unrealized holding gains and losses on available-for-sale securities are included as a separate component of stockholders' equity, net of income tax effects, until realized. The Company does not believe any of its available-for-sale and restricted investments are other than temporarily impaired at December 31, 2007.

Trust deed mortgage notes and joint ventures are stated at the lower of amortized cost or fair value and categorized as other investments.  All other investments are classified as current assets if expected maturity is within one year of the balance sheet date.  Otherwise, they are classified as long-term investments, and are included in other assets. The Company reviews each trust deed mortgage note and joint venture quarterly for impairment.  If a trust deed mortgage note or joint venture is determined to be impaired, it is written down to its fair value. During 2007, the Company wrote down certain trust deed mortgage notes and joint ventures that resulted in an impairment charge of $24.0 million.  The Company believes that no further adjustments are required to its recorded amounts of investments in trust deed mortgage notes and joint ventures at December 31, 2007.

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

The Company is covered under medical reinsurance agreements that provide coverage between 70% and 90% of hospital and other costs in excess of $350,000 and $200,000 per case for its commercial HMO and managed indemnity plans, respectively, and up to a maximum of $2.0 million per member per lifetime for both plans.  The Company’s retentions for hospital expenses were increased to $400,000 and $350,000 for commercial HMO and managed indemnity plans, respectively, on July 1, 2007.  Additionally, the Nevada Medicaid Program has stop-loss insurance that reimburses the Company for 75% of hospital costs in excess of $100,000 per individual.  Reinsurance premiums of $1.7 million, $2.1 million and $1.8 million, net of reinsurance recoveries of $2.5 million, $3.2 million and $4.0 million, are included in medical expenses for 2007, 2006 and 2005, respectively.

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

Goodwill.  The goodwill balance at December 31, 2007 and 2006 was $14.8 million, all of which is part of the managed care and corporate operations segment.  During 2007, 2006 and 2005, the Company’s assessment of goodwill resulted in no impairment of goodwill.

Treasury Stock.  Shares purchased and placed in treasury are valued at cost.  Subsequent sales of treasury stock at amounts in excess of their cost are credited to additional paid-in capital.  Sale of treasury stock at amounts below their cost are charged to additional paid-in capital to the extent it includes gains from previous sales and the remainder to retained earnings.  Sales of treasury shares in 2007, 2006 and 2005, at amounts below their cost of $4.3 million, $14.1 million and $10.8 million, respectively, were charged to retained earnings, as the Company did not previously have gains in additional paid-in capital.  Almost all issuance of treasury shares in 2007, 2006 and 2005 were in connection with the exercise of stock options.

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

Concentration of Credit Risk.  The Company's financial instruments that are exposed to credit risk consist primarily of cash equivalents, investments and accounts receivable.  The Company maintains cash and cash equivalents and investments with various financial institutions.  These financial institutions are located in many different regions and Company policy is designed to limit exposure with any one institution.   The Company’s investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. The loan to value ratios for these investments were typically based on appraisals or other market data obtained at the time of loan origination; however, the current deterioration of the real estate market has caused the value of the underlying assets of several of the Company’s trust deed mortgage notes to significantly decrease.  Several of the Company’s trust deed mortgage notes are in default and in various stages of foreclosure.  The Company has evaluated each trust deed mortgage note to determine if impairment exists.   All trust deed mortgage notes determined to be impaired have been

written down to their fair value.   At December 31, 2007 and 2006, the Company’s had $33.6 million, net of allowance, and $62.3 million in investments in trust deed mortgage notes, respectively.  This approximates the fair value of the Company’s investments in trust deed mortgage notes and is its maximum exposure to them at December 31, 2007.

Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.  The Company’s customers are primarily located in the various states in which the Company is licensed and operates, although they are principally located in Nevada.  The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company from its obligations to enrollees or policyholders.  Failure of reinsurers to honor their obligations would result in losses to the Company.  The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All reinsurers with whom the Company has reinsurance contracts are rated A or better by A.M. Best Company (3rd highest out of 16).

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings.  SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not believe the adoption of SFAS 159 will have a material impact on its consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.141 (Revised 2007), “Business Combinations” (SFAS 141R) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company's fiscal year 2009 and must be applied prospectively to all new acquisitions closing on or after January 1, 2009. Early adoption of this standard is not permitted. The Company does not believe the adoption of SFAS 141R will have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. The Company does not believe the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

3.       MERGER WITH UNITEDHEALTH GROUP

On March 12, 2007, Sierra announced that it had entered into an Agreement and Plan of Merger, dated as of  March 11, 2007 (the “Merger Agreement”), with UnitedHealth Group Incorporated (UnitedHealth Group) and Sapphire Acquisition, Inc. (Merger Sub), an indirect wholly-owned subsidiary of UnitedHealth Group.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Sierra, with Sierra continuing as the surviving company.

On February 25, 2008, pursuant to the Merger Agreement, Merger Sub merged with and into Sierra, with Sierra continuing after the merger as a wholly owned subsidiary of UnitedHealth Group.  Pursuant to the Merger Agreement, each issued and outstanding share of Sierra common stock (other than shares owned by UnitedHealth Group or Merger Sub, whose shares were cancelled) has been converted into the right to receive $43.50 in cash, on the terms specified in the Merger Agreement.

4.       CASH AND INVESTMENTS

Trust deed mortgage notes and joint ventures are stated at the lower of amortized cost or fair value and categorized as other investments. These investments are classified as current assets if expected maturity is within one year of the balance sheet date.  Otherwise, they are classified as long-term investments.  The trust deed mortgage notes are secured by real estate assets; however, the current deterioration of the real estate market has caused the value of the underlying assets of several of the trust deed mortgage notes to significantly decrease.  Several of the Company’s trust deed mortgage notes are in default and in various stages of foreclosure.  The Company has evaluated each trust deed mortgage note to determine if impairment exists.   Based on this evaluation, the Company recorded a $13.8 million impairment charge, which resulted in a valuation allowance of $14.0 million at December 31, 2007 on $35.6 million of trust deed mortgage notes determined to be impaired.  Also, based on this evaluation, the Company recorded a $1.8 million impairment charge, which resulted in a valuation allowance of $1.8 million at December 31, 2007 for interest receivables related to the impaired trust deed mortgage notes. The impairment charges related to our trust deed mortgage notes are included in general and administrative expenses on the Consolidated Statement of Income.  The Company believes that no further adjustments are required to its recorded amounts of investments in trust deed mortgage notes at December 31, 2007.

The Company has evaluated its investments in joint ventures and determined that its joint venture in a high rise condominium located near the Las Vegas Strip and its joint venture in residential land located in southern California has been impaired.  The Company measured impairment on these joint ventures using discounted cashflows.  During the fourth quarter of 2007, the Company recorded an $8.4 million impairment charge on these investments that was included in general and administrative expenses on the Consolidated Statement of Income.

The following table summarizes the Company's other investments, net of allowance, at December 31, 2007 and 2006:

	2007	2006
Other investments:	(In thousands)
Classified as current
Trust deed mortgage notes	$33,645	$62,295
Classified as long-term
Trust deed mortgage notes	—	6,270
Joint ventures	12,941	19,897
Total long-term	12,941	26,167
Total other investments	$46,586	$88,462

The remaining investments have been categorized as available-for-sale and are stated at their fair value.  Fair value is estimated primarily from published market values at the balance sheet date.  Gross realized gains on investments, for

2007, 2006 and 2005 were $2.3 million, $1.5 million and $1.3 million, respectively.  Gross realized losses on investments, for 2007, 2006 and 2005 were $563,000, $835,000 and $242,000, respectively.

The following table summarizes the Company's available-for-sale investments at December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale investments:
Classified as current:
U.S. government and its agencies	$31,007	$770	$72	$31,705
Municipal obligations	129,349	264	166	129,447
Mortgage backed securities	8,134	49	93	8,090
Corporate bonds	20,206	97	459	19,844
Other	242	—	90	152
Total debt securities	188,938	1,180	880	189,238
Preferred stock	400	9	—	409
Total current	189,338	1,189	880	189,647

Classified as restricted:
U.S. government and its agencies	12,103	189	30	12,262
Municipal obligations	1,189	2	1	1,190
Other debt securities	4,015	—	—	4,015
Total restricted	17,307	191	31	17,467
Total available-for-sale	$206,645	$1,380	$911	$207,114

The following table summarizes the Company's available-for-sale investments at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale investments:
Classified as current:
U.S. government and its agencies	$41,134	$6	$1,051	$40,089
Municipal obligations	196,522	124	341	196,305
Mortgage backed securities	6,745	51	73	6,723
Corporate bonds	19,498	24	1,234	18,288
Other	236	—	90	146
Total current	264,135	205	2,789	261,551

Classified as restricted:
U.S. government and its agencies	12,529	4	339	12,194
Municipal obligations	3,244	20	16	3,248
Other debt securities	3,986	—	—	3,986
Total restricted	19,759	24	355	19,428
Total available-for-sale	$283,894	$229	$3,144	$280,979

The following table shows the fair value and unrealized losses, aggregated by investment category and length of time, that individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Description of securities:
U.S. government and its agencies	$—	$—	$20,403	$102	$20,403	$102
Municipal obligations	18,797	120	8,520	48	27,317	168
Mortgage backed securities	2,735	47	2,798	45	5,533	92
Corporate bonds	2,100	86	10,316	373	12,416	459
Other	—	—	153	90	153	90
Total temporarily impaired securities	$23,632	$253	$42,190	$658	$65,822	$911

The unrealized losses in the Company’s investments in U.S. government and its agencies, municipal obligations, mortgage backed securities and corporate bonds are due to interest rate increases. It is expected that the securities would not be realized at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the investments were not considered to be other than temporarily impaired at December 31, 2007.

The contractual maturities, which exclude preferred stock, of available-for-sale debt securities at December 31, 2007 are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$81,406	$81,223
Due after one year through five years	50,071	49,864
Due after five years through ten years	29,665	29,942
Due after ten years through fifteen years	9,017	8,987
Due after fifteen years	36,086	36,689
Total	$206,245	$206,705

Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

Of the cash and cash equivalents and current investments that total $318.9 million in the accompanying Consolidated Balance Sheet at December 31, 2007, $256.2 million is held by the Company’s regulated subsidiaries and is only available for use by them.  Such amounts are available for transfer to Sierra from the regulated subsidiaries only to the extent that they can be remitted in accordance with terms of existing management agreements or by dividends, which are generally limited based on an entity’s level of statutory net income and statutory capital and surplus.  The remainder is available to Sierra on an unrestricted basis.

5.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, consists of the following:

	2007	2006
	(In thousands)
Land	$12,251	$15,220
Buildings and improvements	33,727	31,632
Furniture, fixtures and equipment	41,513	40,589
Data processing equipment and software	107,631	102,870
Software in development and construction in progress	351	358
Less: accumulated depreciation	(133,031)	(118,776)
Property and equipment, net	$62,442	$71,893

The following is an analysis of property and equipment under capital lease by classification at December 31:

	2007	2006
	(In thousands)
Buildings and improvements	$277	$278
Furniture, fixtures and equipment	499	475
Less: accumulated depreciation	(537)	(452)
Property and equipment, net	$239	$301

Depreciation expense including capital leases in 2007, 2006 and 2005 was $15.3 million, $16.6 million and $15.0 million, respectively.

6.       INCOME TAXES

A summary of the provision for income taxes for the years ended December 31, is as follows:

	2007	2006	2005
	(In thousands)
Provision for income taxes:
Current	$53,899	$82,441	$69,149
Deferred	(4,862)	(9,207)	(7,758)
Non-current	3,645	1,788	317
Total	$52,682	$75,022	$61,708

The following reconciles the difference between the reported and statutory provision for income taxes for the years ended December 31:

	2007	2006	2005
Statutory rate	35%	35%	35%
Tax preferred investments	(1)	(1)	(1)
Compensation and benefit plans	—	—	1
Intangibles	—	—	(1)
Other	2	1	—
Effective rate	36%	35%	34%

The tax effects of significant items comprising the net deferred tax assets of the Company are as follows at December 31:

	2007	2006
	(In thousands)
Deferred tax assets:
Medical claims payable	$5,466	$9,196
Accruals not currently deductible	16,489	11,867
Compensation accruals	25,238	27,521
Bad debt allowances	5,805	1,017
Loss carryforwards and credits	15,192	15,192
Depreciation and amortization	3,487	758
Other	4,656	1,381
Total	76,333	66,932

Deferred tax liabilities:
Prepaid expenses	2,530	2,756
Other	1,216	1,177
Total	3,746	3,933
Net deferred tax asset before valuation allowance	72,587	62,999
Less: valuation allowance	14,294	14,842
Net deferred tax asset	$58,293	$48,157

Included in loss carryforwards and credits is the unrealized capital loss on the sale of Cal Indemnity of $43.1 million.  There is no tax benefit for the capital loss due to the nature of the contingent note receivable associated with the sale of Cal Indemnity.  This loss will not be realized for tax purposes until December 31, 2009.  The Company cannot be assured that it can generate sufficient capital gains during the applicable carry-over periods to recognize the tax benefit of this capital loss.  During 2007 and 2006, the Company generated approximately $1.6 million and $700,000, respectively, of capital gains which has resulted in a reduction of the valuation allowance of $550,000 and $240,000, respectively.  Otherwise, the remaining unrealized capital loss has a full valuation allowance at December 31, 2007 and December 31, 2006.  Also, the Company had approximately $700,000 of regular state tax operating loss carryforwards in both the years 2007 and 2006.  The net operating loss carryforwards can be used to reduce future state taxable income until they expire in the years ending in 2008 through 2013. The Company does not expect to derive any benefit from these state operating loss carryforwards, and a full valuation allowance has been established. Deferred tax liabilities of $360,000 at December 31, 2006, are included in other liabilities.

Current income taxes receivable were $7.0 million at December 31, 2007 and are included in prepaid expenses and other current assets.  The Company did not have an income tax receivable at December 31, 2006.  Current income taxes payable were $18.9 million at December 31, 2006 and were included in accrued and other current liabilities.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", on January 1, 2007 ("FIN 48").  The effect of adopting FIN 48 in the first quarter of 2007 resulted in an increase to the net liability for unrecognized tax benefits of $4.3 million, which was accounted for as a reduction in retained earnings. The total amount of gross unrecognized tax benefits as of the date of adoption was $19.2 million, including $1.9 million of interest and $1.5 million of penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance, January 1, 2007	$15,818
Additions for current year tax positions	3,773
Additions for prior year tax positions	1,830
Reductions for tax positions of prior years for approved change in accounting method	(4,376)
Balance, December 31, 2007	$17,045

The Company classifies interest and penalties associated with uncertain income tax positions as income taxes within its consolidated financial statements.  During the year ended December 31, 2007, the Company recognized approximately $1.3 million and $1.1 million in interest and penalties expense, respectively.  The Company had approximately $3.2 million and $2.6 million of interest and penalties, respectively, accrued at December 31, 2007.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2007 was $11.4 million.  We believe that our liability for unrecognized tax benefits will decrease in the next twelve months by $4.0 to $5.0 million as a result of audit settlements and the expiration of statutes of limitations.

We currently file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Tax years 1996 to 2007 remain subject to examination for U.S. federal income tax and tax years 2002 to 2004 remain subject to examination by major state tax jurisdictions.

7.       MEDICAL CLAIMS PAYABLE

The following table reconciles the beginning and ending balances of medical claims payable:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Medical claims payable, beginning of period	$222,895	$135,867	$119,337
Add: components of incurred medical expenses
Current period medical claims	1,556,103	1,311,854	1,034,089
Changes in prior periods’ estimates	(31,370)	(15,876)	(13,335)
Total incurred medical expenses	1,524,733	1,295,978	1,020,754

Less: medical claims paid
Current period	1,366,210	1,104,093	912,806
Prior period	181,078	104,857	91,418
Total claims paid	1,547,288	1,208,950	1,004,224

Medical claims payable, end of period	$200,340	$222,895	$135,867

Amounts incurred related to prior years show that the liability at the beginning of each year was ultimately greater than the amount subsequently incurred.  This favorable development has primarily been a result of claims being settled for amounts less than originally estimated.

8.       LONG-TERM DEBT

Debt at December 31 consists of the following:

	2007	2006
	(In thousands)
2.25% Senior Convertible Debentures Due 2023	$20,244	$43,500
Revolving credit facility	—	75,000
Capital leases	397	350
Total	20,641	118,850
Less current portion	(20,379)	(116)
Long-term debt	$262	$118,734

Sierra Debentures - In March 2003, the Company issued $115.0 million aggregate principal amount of its 2.25% Senior Convertible Debentures Due 2023.  The debentures are not guaranteed by any of Sierra’s subsidiaries.  The debentures pay interest, which is due semi-annually on March 15 and September 15 of each year.  Each $1,000 principal amount of debentures is convertible, at the option of the holders, into 109.3494 shares of the Company’s common stock prior to March 15, 2023 if: (i) the market price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share of the Company’s common stock; (ii) the debentures are called for redemption; (iii) there is an event of default with respect to the debentures; or (iv) specified corporate transactions have occurred.  Beginning December 2003, and for each subsequent period, the market price of the Company’s common stock has exceeded 120% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.  The conversion rate is subject to certain adjustments. This conversion rate represents a conversion price of $9.145 per share.  Holders of the debentures may require the Company to repurchase all or a portion of their debentures on March 15 in 2008, 2013 and 2018 or upon certain corporate events including a change in control.  In either case, the Company may choose to pay the purchase price of such debentures in cash or common stock or a combination of cash and common stock.  Notice was sent to debenture holders (“holders”) in January 2008 informing them of the Company's intent to redeem the debentures for cash on March 20, 2008. Due to the impending redemption, the debentures have been classified as a current liability in the Consolidated Balance Sheet at December 31, 2007. As of March 7, 2008 $17.7 million principal amount of debentures were redeemed for $84.4 million.

During 2005, the Company received offers and entered into five separate and privately negotiated transactions with holders pursuant to which the holders converted an aggregate of $63.0 million of debentures they owned into approximately 6.9 million shares of Sierra common stock in accordance with the indenture governing the debentures.  During 2006, a holder converted $500,000 in debentures for approximately 54,000 shares of common stock and the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $8.0 million in debentures for approximately 875,000 shares of common stock in accordance with the indenture governing the debentures. During 2007, the Company entered into a privately negotiated transaction with a holder pursuant to which the holder converted $21.7 million in debentures for approximately 2.4 million shares of common stock in accordance with the indenture governing the debentures. As a result of these transactions, the Company expensed prepaid interest of $601,000, $176,000 and $1.5 million in 2007, 2006 and 2005, respectively, and deferred financing costs of $176,000, $91,000 and $1.2 million in 2007, 2006 and 2005, respectively.

Revolving Credit Facility - On March 3, 2003, the Company entered into a revolving credit facility.  Effective June 26, 2006, the current facility was amended to extend the maturity from December 31, 2009 to June 26, 2011, increase the availability from $140.0 million to $250.0 million and reduce the drawn and undrawn fees. As of December 31, 2007, the incremental borrowing rate was LIBOR plus .60%.  At December 31, 2007, the Company had no outstanding balance on this facility. At December 31, 2006, the Company had $75.0 million outstanding on this facility. In connection with the Company's merger with UnitedHealth Group, the facility was terminated on February 25, 2008.

The credit facility was secured by guarantees by certain of the Company’s subsidiaries and a first priority perfected security interest in (i) all of the capital stock of each of the Company’s unregulated, material domestic subsidiaries (direct or indirect) as well as all of the capital stock of certain regulated, material domestic subsidiaries; and (ii) all other present and future assets and properties of the Company and those of its subsidiaries that guarantee the credit agreement obligations (including, without limitation, accounts receivable, inventory, certain real property, equipment, contracts, trademarks, copyrights, patents, license rights and general intangibles) subject, in each case, to the exclusion of the capital stock of CII and certain other exclusions.

The revolving credit facility's covenants limited the Company’s ability to dispose of assets, incur indebtedness, incur other liens, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures and otherwise restrict certain corporate activities.  The Company’s ability to pay dividends, repurchase its common stock and prepay other debt was unlimited provided that the Company was able to exceed a certain required leverage ratio after such transaction or any borrowing incurred as a result of such transaction.  In addition, the Company was required to comply with specified financial ratios as set forth in the credit agreement.

Other.  The Company has obligations under capital leases with effective interest rates from 3.2% to 12.2%.

Scheduled maturities of the Company's long-term debt and future minimum payments under capital leases, together with the present value of the net minimum lease payments at December 31, 2007, are as follows:

		Obligations
	Long-Term	Under Capital
	Debt	Leases
	(In thousands)
Years Ending December 31,
2008	$20,244	$166
2009	—	130
2010	—	77
2011	—	52
2012	—	35
Thereafter	—	—
Total	$20,244
Less: amounts representing interest		(63)
Present value of minimum lease payments		$397

The fair value of debt at December 31, 2007 is estimated to be approximately $93.3 million based on the borrowing rates and market quotes of the convertible debentures currently available to the Company.

9. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Stock-Based Compensation - The Company's employee stock plan and non-employee director stock plan provide common stock-based awards to employees and to non-employee directors. The plans provide for the granting of restricted stock units, options, and other stock-based awards.  At December 31, 2007, the employee plan and the non-employee director plan permit the granting of share options and shares of up to 4.0 million and 221,000 shares, respectively, of common stock. Shares are issued using either treasury shares, or newly issued shares of common stock. A committee appointed by the Board of Directors grants awards. Awards become exercisable at such times and in such increments as set by the committee.

The following table summarizes the share-based compensation expense included in the Consolidated Statements of Income for all share-based compensation plans that were recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment":

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Medical expenses	$955	$1,074	$—
General and administrative expenses	3,792	8,125	7,391
Stock-based compensation expense before income taxes	4,747	9,199	7,391
Income tax benefit	(1,661)	(3,220)	(2,587)
Total stock-based compensation expense after income taxes	$3,086	$5,979	$4,804

For the years ended December 31, 2007, 2006 and 2005 net cash proceeds realized from stock option exercises and purchases under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) were $6.7 million, $14.5 million and $22.3 million, respectively and the actual tax benefit realized from stock option exercises and purchases under the Purchase Plan were $5.4 million, $10.1 million and $25.7 million respectively.

Before January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by APB 25. Accordingly, no compensation cost was recognized for the Company’s employee stock plans except for those expenses associated with restricted stock units and certain stock options in which the Company had agreed to accelerate the vesting.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to stock-based compensation for the year ended December 31, 2005.

2005
(In thousands, except per share data)
Net income, as reported	$120,017
Add: stock-based employee compensation expense
for restricted stock and stock awards
included in reported net income, net of tax	4,804

Less: total stock-based employee compensation expense
determined under fair value based methods for all
awards, net of tax	(12,724)
Pro forma net income	$112,097

Net income per share, as reported	$2.16
Pro forma net income, per share	2.02

Net income per share assuming dilution, as reported	$1.81
Pro forma net income, per share	1.69

Stock Options and Employee Stock Purchase Plan

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007 (1)	2006 (1)	2005
Average expected term (years)	—	—	3.37
Risk-free interest rates	—	—	3.94%
Expected volatility	—	—	45.09%
Dividend yield	—	—	—
Weighted-average fair value at grant date	—	—	$23.29

(1)	No stock options were granted during the period.

The exercise price of options equals the market price of the Company's common stock on the date of grant. Stock options generally vest at a rate of 20% - 100% per year and expire from five to ten years from the date of grant.

The Company's Purchase Plan allows employees to purchase newly issued shares of common stock through payroll deductions at 85% of the fair market value of such shares on the lower of the first trading day of the plan period or the last trading day of the plan period as defined in the Purchase Plan.  During 2006, 158,000 and 49,000 shares were purchased at prices of $30.67 and $34.43 per share, respectively.  During 2007, 49,000 and 56,000 shares were purchased at prices of $30.63 and $30.46 per share, respectively.  At December 31, 2007, the Company had 665,000 shares reserved for purchase under the Purchase Plan of which 40,000 shares were purchased by employees at $35.36 per share in January 2008.

The fair value shares purchased under the Purchase Plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Average expected term (years)	.50	.50	.50
Risk-free interest rates	4.32%	4.32%	2.95%
Expected volatility	34.70%	34.70%	21.25%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$9.95	$9.95	$10.83

The computation of expected volatility is based on a combination of the Company’s historical and market-based implied volatility.  The computation of average expected term is based on the Company’s historical exercise patterns.  The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (the difference between the market price of the Company’s common stock on December 31, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $14.7 million, $36.1 million and $99.2 million, respectively.

The following table reflects the activity of stock option plans:

	Number Of	Weighted Average	Weighted Average Contractual	Aggregate Intrinsic
	Shares	Exercisable Price	Life Remaining	Value
	(In thousands)		(In years)	(In thousands)
Outstanding, January 1, 2007	1,775	$12.94
Granted	—	—
Exercised	(349)	9.94
Canceled	(29)	17.31
Outstanding, December 31, 2007	1,397	13.58	4.58	$39,644

Exercisable at December 31, 2007	961	$10.31	4.49	$30,410

The following table reflects the activity of the nonvested stock options for the year ended December 31, 2007:

	Number	Weighted-Average
	Of	Grant Date
	Shares	Fair Value
	(In thousands)
Nonvested shares, January 1, 2007 (1)	803	$7.34
Granted	—	—
Vested	(496)	6.08
Canceled	(11)	6.54
Nonvested shares, December 31, 2007 (1)	296	$9.50

(1)	Excludes 164,000 and 140,000 shares at January 1, 2007 and December 31, 2007, respectively, which vested in 2005, but are not exercisable until 2008.

The total fair value of vested stock options during 2007 was $3.0 million.

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

The Company issued 250,000 performance-based Units in 2004 to certain members of its management.  The first third of the Units vested in 2004 with the remainder vesting in January 2005.  The value of the transaction was based on the number of Units issued and the Company's common stock price on the date the performance criteria were met.  The stock price on the date the first performance criteria was met was $20.65.  For the Units vesting in 2005, the price used to value the Units was $26.69.  Total expense associated with the Units was $100,000 for 2005.

The Company issued 156,000 performance-based Units in 2005.  The first 10% of these Units vested in the second quarter of 2005 with the remainder vesting in the fourth quarter of 2005. The value of the transaction was based on the number of Units issued and the Company's common stock price on the date the performance criteria were met.  The stock price on the date the first performance criteria was met was $35.73.  The stock price on the date the second performance criteria was met was $38.41.  Total expense recognized during 2005 for the Units was $6.2 million.

In January 2006, the Company issued 4,000 non-performance based Units to each of the six non-employee Directors.  The Units vest on the fourth anniversary of the grant date or earlier based on the occurrence of certain events. The fair value of the transaction was based on the number of Units issued and the Company's common stock price on the date of grant, which was $38.49.   Total expense associated with the Units during 2007 and 2006 was $192,000 and $336,000, respectively which represents the fair value of vested Units during the year.

In August 2006, the Company issued 210,000 Units to certain members of its management.  The Units vest according to a variety of vesting schedules, or earlier based on the occurrence of certain events.  The majority of Units have a three year holding period from the date of grant. The fair value of the transaction was based on the number of Units issued, the Company stock price on the date of issuance, which was $43.60, and an estimated forfeiture rate.   A discount was applied to the Units with a holding period as a result of the lack of marketability between the vesting dates and settlement dates.  The fair value of Units granted with a holding period includes a discount that was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 32.3%, risk-free interest rate of 4.8% and dividend rate of 0%. Total expense associated with the Units was $927,000 and $5.2 million for 2007 and 2006, respectively which approximates the fair value of vested Units during the year.

In January 2007, the Company issued 2,000 non-performance based Units to each of the five non-employee Directors.  The first 50% of these Units vest in the first quarter of 2008 with the remainder vesting on the fourth anniversary of the grant date or earlier based on the occurrence of certain events. The fair value of the transaction was based on the number of Units issued and the Company's common stock price on the date of grant, which was $35.35. Total expense associated with the Units during 2007 was $192,000 which represents the fair value of vested Units during the year.

The following table reflects the activity of the restricted stock unit plans for the year ended December 31, 2007:

	Number	Aggregate
	Of	Intrinsic
	Shares	Value
	(In thousands)
Outstanding, January 1, 2007(1)	104
Granted	10
Vested	(24)
Canceled	(1)
Outstanding, December 31, 2007(2)(3)	89	$3,734

(1) Does not include 540,000 shares that have vested but have not settled.
(2) Exercise price for all Units is $0.00.
(3)Does not include 296,000 shares that have vested but have not settled.

Defined Contribution Plan - The Company has a defined contribution pension and 401(k) plan (the “Plan”) for its employees.  The Plan covers all employees who meet certain age and length of service requirements. The Company matches 50%-100% of an employee’s elective deferral up to a maximum of 6% of a participant’s annual compensation, subject to IRS limits. The Plan does not require additional Company contributions.  Expense under the Plan totaled $7.2 million, $6.9 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Retirement Plans - The Company has Supplemental Retirement Plans (the “SRPs”) for certain officers, directors and highly compensated employees.  The SRPs are non-qualified deferred compensation plans through which participants may elect to postpone the receipt and taxation of a portion of their salary and bonuses received from the Company.  As contracted with the Company, the participants or their designated beneficiaries may begin to receive benefits under the SRPs upon a participant’s death, disability, retirement, termination of employment or certain other circumstances including financial hardship.  The Company had a liability of $23.9 million and $21.6 million for the SRPs at December 31, 2007 and 2006, respectively.  While the SRPs are unfunded plans, the Company is informally funding the plans through life insurance contracts on certain Company employees.  The life insurance contracts had cash surrender values of $21.7 million and $20.5 million at December 31, 2007 and 2006, respectively.

Executive Split Dollar Life Insurance Plan - The Company has split dollar life insurance agreements with certain officers and key executives (selected and approved by the Sierra Board of Directors).  The premiums paid by the Company will be reimbursed upon the occurrence of certain events as specified in the contract. No premiums have been paid under these policies since July 2002.

Supplemental Executive Retirement Plan (“SERP”) - The Company has a defined benefit retirement plan covering certain key employees.  The Company is informally funding the benefits through the purchase of life insurance policies. Certain participant benefits are based on, among other things, the employee's average earnings of the three highest years over the five-year period prior to retirement or termination, and length of service.  For other participants, benefits are set and defined by the plan and based on length of service.  Any benefits attributable to service prior to the adoption of the plan are amortized over the estimated remaining service period for those employees participating in the plan.  The Company expects to contribute $4.1 million to the plan in 2008 to fund expected benefit payments for 2008. The annual plan measurement date is December 31.

A reconciliation of ending year SERP balances is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$31,386	$28,695	$23,097
Service cost	556	504	377
Interest cost	1,705	1,596	1,283
Actuarial loss	3,791	1,321	4,998
Benefits paid	(6,783)	(730)	(1,060)
Benefit obligation at end of year	$30,655	$31,386	$28,695

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	6,783	730	1,060
Benefits paid	(6,783)	(730)	(1,060)
Fair value of plan assets at end of year	$—	$—	$—

Funded status	$(30,655)	$(31,386)	$(28,695)
Unrecognized prior service cost (1)	3,304	4,515	5,725
Unrecognized net actuarial loss (1)	8,920	5,853	4,660
Accrued net benefit cost	(18,430)	(21,018)	(18,310)

Unfunded accumulated benefit obligation	(30,655)	(31,386)	(22,936)
Additional liability	(12,224)	(10,368)	(4,626)

Intangible asset	—	—	4,626
Benefit liability	$(30,655)	$(31,386)	$(22,936)

Discount rate	5.90%	5.60%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%

Components of net periodic benefit cost:
Service cost	$555	$504	$377
Interest cost	1,704	1,596	1,283
Amortization of prior service credits	1,211	1,211	1,211
Recognized actuarial loss	209	128	—
Net periodic benefit cost	$3,679	$3,439	$2,871
(1)	Included in accumulated comprehensive income for 2007 and 2006.

While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on certain Company employees.  The life insurance contracts had cash surrender values of $26.3 million and $24.9 million at December 31, 2007 and 2006, respectively.

The Company had $12.2 million accumulated comprehensive loss recorded at December 31, 2007 related to unrecognized prior service cost and unrecognized net actuarial loss.  Of this amount, the Company expects to recognize $1.2 million of prior service cost and $450,000 of net actuarial losses as net periodic benefit costs in 2008.

At December 31, 2007, expected future benefit payments related to the Company’s defined benefit plans were as follows:

(In thousands)
2008	$4,119
2009	2,495
2010	2,495
2011	2,495
2012	2,562
2013 through 2042	47,914
Total	$62,080

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

Share Repurchase Program - From January 1, 2007 through December 31, 2007, the Company purchased 585,000 shares of its common stock in the open market for $21.1 million at an average cost per share of $36.04. Since the repurchase program began in early 2003 and through December 31, 2007, the Company purchased, in the open market or through negotiated transactions, 29.2 million shares, adjusted for the two-for-one stock split effective December 31, 2005, for $651.9 million at an average cost per share of $22.29.  On January 25, 2007, the Company's Board of Directors authorized an additional $50.0 million in share repurchases.  At December 31, 2007, $53.1 million was still available under the Board of Directors' authorized plan.  The repurchase program has no stated expiration date.  Effective March 11, 2007, the Company halted its repurchase program as a result of the merger with UnitedHealth Group.

11.             EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Basic income per share:
Net income	$94,052	$140,471	$120,017

Weighted average common shares outstanding	55,948	56,391	55,556

Net income per common share	$1.68	$2.49	$2.16

Diluted income per share:
Net income	94,052	140,471	120,017
Interest expense on Sierra debentures, net of tax	317	721	1,256
Income for purposes of computing diluted net income per share	$94,369	$141,192	$121,273

Weighted average common shares outstanding	55,948	56,391	55,556
Dilutive options and restricted shares outstanding	688	935	2,266
Dilutive impact of conversion of Sierra debentures	2,364	5,386	9,327
Weighted average common shares outstanding assuming dilution	59,000	62,712	67,149

Net income per common share assuming dilution	$1.60	$2.25	$1.81

12.           COMMITMENTS AND CONTINGENCIES

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

Years Ended December 31,	(In thousands)
2008	$18,570
2009	17,555
2010	16,649
2011	16,748
2012	16,168
Thereafter	48,043
Total	$133,733

Rent expense totaled $18.9 million, $19.0 million and $19.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Subsequent lower court rulings have further resolved which of the plaintiffs' claims are subject to arbitration. In 2004, the Court of Appeals for the Eleventh Circuit upheld a district court ruling certifying a plaintiff class in the Shane case. In February 2005, the district court determined to bifurcate the case, holding a trial phase limited to liability issues, and a second, if necessary, regarding damages.  The plaintiffs have appealed this decision.

Aetna, Inc., CIGNA Corporation, the Prudential Insurance Company of America, Wellpoint Inc., Health Net Inc. and Humana Inc. entered into settlement agreements which have been approved by the district court.  On January 31, 2006, the trial court granted summary judgment on all claims to defendant PacifiCare Health Systems, Inc. ("PacifiCare"), finding that plaintiffs had failed to provide documents or other evidence showing that PacifiCare agreed to participate in the alleged conspiracy.   On June 19, 2006, the trial court granted summary judgment on all remaining claims against the two remaining defendants, UnitedHealth Group, Inc. and Coventry Health Care, Inc., because the plaintiffs had not submitted evidence that would allow a jury to reasonably find that either had been part of a conspiracy to underpay doctors or that either had aided or abetted alleged RICO violations.    Plaintiffs appealed this decision; however, on June 13, 2007 the Eleventh Circuit Court of Appeals issued an opinion affirming the trial court’s decision. The Eleventh Circuit Court of Appeals' decision has been appealed. Plaintiffs in the Shane proceeding had stated their intention to introduce evidence at trial concerning Sierra and other parties not named as defendants in the litigation.

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

On March 19, 2007, a purported class action complaint, styled Edward Sara, on behalf of himself and all others similarly situated v. Sierra Health Services, Inc., Anthony M. Marlon, Charles L. Ruthe, Thomas Y. Hartley, Anthony L. Watson, Michael E. Luce and Albert L. Greene, was filed in the Eighth Judicial District Court for the State of Nevada in and for the County of Clark.  The complaint names the Company and each of its directors as defendants (collectively, the "defendants"), and was filed by a purported stockholder of the Company.  The complaint alleges, among other things, that the defendants breached and/or aided the other defendants’ breaches of their fiduciary duties of loyalty, due care, independence, good faith and fair dealing in connection with the merger with UnitedHealth Group, the defendants breached their fiduciary duty to secure and obtain the best price reasonably available for the Company and its shareholders, and the defendants are engaging in self-dealing and unjust enrichment.  The complaint sought, among other relief, (i) an injunction prohibiting the defendants from consummating the merger unless and until the Company adopts and implements a procedure or process to obtain the highest possible price for shareholders and (ii) the imposition of a constructive trust upon any benefits improperly received by the defendants as a result of the alleged wrongful conduct.

On June 4, 2007, the Company and the defendants reached an agreement in principle to settle the lawsuit.  As part of the settlement, the defendants deny all allegations of wrongdoing, and the Company agreed to make certain additional disclosures in connection with the merger.  The settlement will be subject to certain conditions, including court approval following notice to members of the proposed settlement class. If finally approved by the court, the settlement will resolve all of the claims that were or could have been brought on behalf of the proposed settlement class in the action being settled, including all claims relating to the merger, fiduciary obligations in connection with the merger, negotiations in connection with the merger and any disclosure made in connection with the merger. In addition, in connection with the settlement, the parties have agreed that, subject to approval of the court, the Company will pay plaintiffs’ counsel attorneys’ fees and expenses in the amount of $485,000. The settlement did not affect the amount of merger consideration paid in the merger or any other provision of the merger agreement.

13.           RELATED PARTY TRANSACTIONS

The Company has a minority interest in a health care facility in Las Vegas, which is accounted for under the equity method.  The Company made an initial capital contribution of $1.1 million and has subsequently increased the carrying amount of its investment by $3.3 million to reflect its share of the undistributed income of the health care facility.  The Company made capitated payments of $30.7 million, $32.8 million and $30.4 million to the health care facility for services performed in the ordinary course of business during 2007, 2006 and 2005, respectively.  Activities related to the minority interest are included in the Managed Care and Corporate Operations segment.

The Company incurred legal fees of $57,000, $112,000 and $212,000 in the years ended December 31, 2007, 2006 and 2005, respectively, with a Nevada law firm of which a non-employee Board of Director member is a shareholder.  This Board member retired from the Company’s Board in May 2006.

The Company’s investments include equity participation in real estate joint ventures and trust deed mortgage notes primarily for acquisition and/or development of land by unrelated third-party entities. Licensed mortgage brokers are the source of proposals for such transactions and make proposals not only to the Company but to other investors as well. A committee of the Chief Financial Officer and other executives reviews and considers the terms based upon internally-developed guidelines and recommends whether or not to make the investments, based on its view of the merits of the project and developer. The Company generally attempts to invest slightly more than a majority in each loan as the committee determines appropriate. The mortgage notes are secured by deeds of trusts and generally by the personal guarantee of the borrower. Dr. Marlon, Mr. Bunker, Mr. Collins, Mr. Briggs and certain other senior executives, Directors and employees of the Company, along with other unrelated third-party investors, also invest their personal funds in some of the same trust deed mortgage notes and real estate joint ventures discussed previously.  The terms of these investments are the same for all participants including the unrelated third-party investors. At December 31, 2007, the Company had approximately $46.6 million, net of allowance, invested in trust deed mortgage notes and real estate joint ventures. The Company’s investments in trust deed mortgage notes are with numerous independent borrowers and are secured by real estate in several states. The Company’s investments in real estate joint ventures consist of three independent projects and are secured by real estate in California, Nevada, and Utah.  The Company did not make any investments in trust deed mortgage notes or real estate joint ventures during 2008.

14.             SEGMENT REPORTING

In 2005, the Company had two reportable segments based on the products and services offered: managed care and corporate operations, and military health services operations. The managed care and corporate operations segment includes managed health care services provided through our HMO, managed indemnity plans, third-party administrative services programs for employer-funded health benefit plans, self-insured workers' compensation plans, multi-specialty medical groups, other ancillary services and corporate operations.  The military health services operations ("SMHS") segment administered a managed care federal contract for the Department of Defense's TRICARE program in Region 1.  Health care services under the Company's TRICARE contract for Region 1 ended on August 31, 2004.  On September 1, 2004, the Company entered a phase-out period at substantially reduced revenues.  During 2005, the Company reached a negotiated settlement with the DoD for certain outstanding change orders and bid price adjustments related to option period six and the phase-out of the Company's military health care operations.  In 2007 and 2006, the Company believes that SMHS no longer met the definition of an operating segment as described in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related

Information".  The Company believes the only remaining reportable segment is the managed care and corporate operations segment.  This segment's required financial information is represented in the accompanying consolidated financial statements.

Through participation in Medicare, the Federal Employees Health Benefit Plan programs and TRICARE in 2005, the Company generated approximately 44%, 44% and 38% of its total consolidated revenues from agencies of the U.S. government for the years ended December 31, 2007, 2006 and 2005, respectively.

	Managed Care And Corporate Operations	Military Health Services Operations	Total
	(In thousands)
Year Ended December 31, 2007
Medical premiums	$1,811,086	$—	$1,811,086
Professional fees	57,199	—	57,199
Investment and other revenues	41,412	—	41,412
Total revenue	$1,909,697	$—	$1,909,697

Segment operating profit	$148,720	$—	$148,720
Interest expense	(3,970)	—	(3,970)
Other income (expense), net	1,984	—	1,984
Income before income taxes	$146,734	$—	$146,734

Segment assets	$774,651	$—	$774,651
Capital expenditures	(9,688)	—	(9,688)
Depreciation	15,294	—	15,294

Year Ended December 31, 2006
Medical premiums	$1,623,515	$—	$1,623,515
Professional fees	52,266	—	52,266
Investment and other revenues	43,111	—	43,111
Total revenue	$1,718,892	$—	$1,718,892

Segment operating profit	$217,434	$—	$217,434
Interest expense	(3,901)	—	(3,901)
Other income (expense), net	1,960	—	1,960
Income before income taxes	$215,493	$—	$215,493

Segment assets	$809,412	$—	$809,412
Capital expenditures	(16,749)	—	(16,749)
Depreciation	16,570	—	16,570

Year Ended December 31, 2005
Medical premiums	$1,291,296	$—	$1,291,296
Military contract revenues	—	16,326	16,326
Professional fees	43,186	—	43,186
Investment and other revenues	33,698	530	34,228
Total revenue	$1,368,180	$16,856	$1,385,036

Segment operating profit	$174,953	$14,464	$189,417
Interest expense	(8,779)	(12)	(8,791)
Other income (expense), net	1,407	(308)	1,099
Income before income taxes	$167,581	$14,144	$181,725

Segment assets	$667,618	$1,228	$668,846
Capital expenditures	(13,946)	—	(13,946)
Depreciation	14,735	216	14,951

15.           UNAUDITED QUARTERLY INFORMATION

.
	March	June	September	December
	31	30	30	31
	(In thousands, except per share data)
Quarter ended 2007:
Operating revenues	$494,637	$482,047	$468,924	$464,089
Operating income	134	60,308	51,585	36,693
Net (loss) income	(1,239)	39,360	34,626	21,305

Basic (loss) earnings per share:	$(0.02)	$0.70	$0.62	$0.38

Diluted (loss) earnings per share:	$(0.02)	$0.67	$0.59	$0.36

Quarter ended 2006:
Operating revenues	$438,248	$424,438	$429,997	$426,209
Operating income	50,390	52,471	55,012	59,561
Net income	32,671	33,534	34,929	39,337

Basic earnings per share:	$0.57	$0.60	$0.62	$0.71

Diluted earnings per share:	$0.51	$0.54	$0.56	$0.65

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Change in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sierra Health Services, Inc.
Las Vegas, Nevada

We have audited the internal control over financial reporting of Sierra Health Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs regarding; the adoption of FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, the adoption of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, the valuation of the other investments and available-for-sale investments, and the completed merger with UnitedHealth Group Incorporated.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 17, 2008

ITEM 9B.   OTHER INFORMATION

None
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Omitted pursuant to the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte”) which includes Deloitte Consulting, for the 2007 and 2006 fiscal years.

	2007	2006
Audit fees (1)	$1,122,000	$1,058,000
Audit-related fees (2)	42,000	81,000
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$1,164,000	$1,139,000

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

(3)	There were no fees paid to Deloitte for tax compliance, tax advice, or tax planning in 2007 or 2006.

(4)	There were no other fees and no fees paid to Deloitte Consulting during the years ended December 31, 2007 or 2006.

The Audit Committee Charter sets forth the Company’s policy regarding retention of the independent registered public accounting firm, requiring the Audit Committee to review and approve in advance the retention of the independent registered public accounting firm for the performance of all audit and lawfully permitted non-audit services. The Chair of the Audit Committee, or in the absence of the Chair, any member of the Audit Committee designated by the Chair, has authority to approve in advance any lawfully permitted non-audit services. The Audit Committee is authorized to establish other policies and procedures for the pre-approval of such services. Where non-audit services are approved under delegated authority, the action must be reported to the full Audit Committee at its next regularly scheduled meeting. All of the audit-related fees, tax fees or other fees shown in the table above were approved pursuant to the Audit Committee’s pre-approval process; as such process was in effect at the time of the approval of the particular fee.

The Audit Committee has considered the compatibility of non-audit services performed by Deloitte with the auditors’ independence. The Audit Committee has concluded that the provision of non-audit services by Deloitte is compatible with that firm maintaining its independence from the Company and its management.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Index to Financial Statements on page 47.

(a)(2)	Financial Statement Schedules:

	Schedule I		Condensed Financial Information of Registrant	S-1
	Schedule II		Valuation and Qualifying Accounts	S-5

All other schedules are omitted because they are not applicable, not required, or because the required information is in the consolidated financial statements or notes thereto.

(a)(3)	The following exhibits are filed as part of, or incorporated by reference into, this Report as required by Item 601 of Regulation S-K:

(2.1)
Agreement and Plan of Merger by and among UnitedHealth Group Incorporated, Sapphire Acquisition, Inc. and Sierra Health Services, Inc. dated as of March 11, 2007, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2007.

	(3.1)	Amended and restated Articles of Incorporation incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

	(3.2)	Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

(10.1)
Form of Contract With Eligible Medicare Part D Prescription Drug Contractor and the Centers for Medicare and Medicaid Services for the period January 1, 2006 to December 31, 2006, renewable annually and incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(10.2)
Form of Contract With Eligible Medicare+Choice Organization and the Centers for Medicare and Medicaid Services for the period January 1, 2005 to December 31, 2005, renewable annually and incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

	(10.3)	Compensatory Plans, Contracts and Arrangements.

(a)
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

(b)
Sierra Health Services, Inc. Deferred Compensation Plan effective May 1, 1996, as Amended and Restated Effective April 27, 2007 and incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

(c)
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

(f) Sierra Health Services, Inc. Management Incentive Compensation Plan for the year ended December 31, 2007.

(g)
Form of Indemnity Agreement between Sierra Health Services, Inc. and each of its directors and certain of its officers and its subsidiaries’ officers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2007.

(10.4)
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

	(12.1)	Statement re: Computation of Ratios.

	(31.1)	Rule 13a – 14(a) Certification of Chief Executive Officer.

	(31.2)	Rule 13a – 14(a) Certification of Chief Financial Officer.

	(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer dated March 17, 2008.

	(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer dated March 17, 2008.

All other Exhibits are omitted because they are not applicable.

(c)		Financial Statement Schedules

                 The Exhibits set forth in Item 15(a)(2) are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIERRA HEALTH SERVICES, INC.

	By:	/s/ Anthony M. Marlon, M.D.
Date: March 17, 2008	Anthony M. Marlon, M.D.
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony M. Marlon, M.D. Anthony M. Marlon, M.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008

/s/ Marc R. Briggs Marc R. Briggs	Senior Vice President of Finance, Chief Financial Officer, Treasurer, and Director (Principal Financial and Accounting Officer)	March 17, 2008

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS - Parent Company Only

	December 31,
	2007	2006
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,507	$17,379
Short-term investments	33,950	27,147
Current portion of deferred tax asset	11,603	8,617
Prepaid expenses and other current assets	28,340	22,550
Total current assets	80,400	75,693

Property and equipment, net	18,969	23,959
Restricted cash and investments	658	727
Equity in net assets of subsidiaries	246,667	232,834
Notes receivable from subsidiaries	8,567	8,732
Goodwill	2,154	2,154
Deferred tax asset	27,620	21,393
Other assets	59,769	70,578
Total assets	$444,804	$436,070

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$17,823	$33,278
Current portion of long-term debt	20,330	42
Total current liabilities	38,153	33,320

Long-term debt (less current portion)	137	118,588
Other liabilities	82,944	67,444
Total liabilities	121,234	219,352

Commitments and contingencies

Stockholders’ equity:
Common stock	368	354
Treasury stock	(614,605)	(600,539)
Additional paid-in capital	470,872	436,643
Accumulated other comprehensive loss	(7,633)	(8,635)
Retained earnings	474,568	388,895
Total stockholders’ equity	323,570	216,718
Total liabilities and stockholders’ equity	$444,804	$436,070

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF INCOME – Parent Company Only

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Management fees	$162,051	$157,116	$147,698
Subsidiary dividends	34,950	35,500	55,307
Investment and other income	8,621	11,552	10,026
Total revenues	205,622	204,168	213,031

Expenses:
Depreciation	6,017	6,805	6,798
Other	77,134	53,078	44,780
Interest expense and other, net	1,867	348	6,166
Total expenses	85,018	60,231	57,744

Income before income taxes	120,604	143,937	155,287
Provision for income taxes	(33,491)	(40,094)	(34,488)
Income of parent company	87,113	103,843	120,799

Equity in undistributed income of subsidiaries	6,939	36,628	(782)
Net income	$94,052	$140,471	$120,017

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS – Parent Company Only

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$94,052	$140,471	$120,017
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	6,017	6,805	6,798
Stock based compensation expense	4,747	9,199	7,391
Excess tax benefits from share-based payment arrangements	(4,699)	(9,853)
Other adjustments	23,705	55	(2,272)
Equity in undistributed income of subsidiaries from continuing operations	6,939	36,628	(782)
Change in assets and liabilities	(73,040)	(88,196)	(46,142)
Net cash provided by operating activities	57,721	95,109	85,010

Cash flows from investing activities:
Capital expenditures	(839)	(5,273)	(2,034)
Property and equipment dispositions	8	(74)	988
Decrease (increase) in investments	(17,906)	6,666	(15,785)
Dividends from subsidiaries	34,950	35,500	55,307
Net cash provided by investing activities	16,213	36,819	38,476

Cash flows from financing activities:
Payments on debt and capital leases	(75,107)	(32)	(10,029)
Proceeds from other long-term debt	—	75,000	—
Purchase of treasury stock	(21,081)	(243,136)	(154,382)
Excess tax benefits from share-based payment arrangements	4,699	9,853
Exercise of stock in connection with stock plans	6,683	14,464	22,338
Net cash used for financing activities	(84,806)	(143,851)	(142,073)

Net (decrease) increase in cash and cash equivalents	(10,872)	(11,923)	(18,587)
Cash and cash equivalents at beginning of year	17,379	29,302	47,889
Cash and cash equivalents at end of year	$6,507	$17,379	$29,302

Supplemental condensed statements of cash flows information:
	2007	2006	2005
Cash paid during the year for interest (net of amount capitalized)	$(3,818)	$(2,535)	$(8,557)
Cash paid during the year for income taxes	(65,590)	(55,750)	(44,924)

Non-cash investing and financing activities:
Senior convertible debentures converted into Sierra common stock	23,256	8,500	63,000
Tax benefits from share-based payment arrangements	—	—	25,697
Additions to capital leases	171	47	19

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED INFORMATION OF REGISTRANT
For the Years Ended December 31, 2007 and 2006

1.       LONG-TERM DEBT

Scheduled maturities of long-term debt, including the principal portion of obligations under capital leases, are as follows:

December 31,	(In thousands)
2008	$20,330
2009	78
2010	38
2011	16
2012	5
Thereafter	—
Total	$20,467

2.       OTHER

Management Fees.  Sierra Health Services, Inc. receives monthly management fees from certain wholly-owned subsidiaries for services performed.  The majority of the fees are from Health Plan of Nevada, Inc. under an administrative services agreement that has been approved by the Nevada Division of Insurance.  The fees have been recorded as revenue in the Condensed Financial Information of Registrant for the three years ended December 31, 2007.

SIERRA HEALTH SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Note Receivable Valuation Allowance

(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions	Balance At End Of Period
2007	$15,000	$—	$—	$—	$15,000
2006	15,000	—	—	—	15,000
2005	15,000	—	—	—	15,000

Deferred Income Tax Asset Valuation Allowance

(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions	Balance At End Of Period
2007	$14,842	$(548)	$—	$—	$14,294
2006	15,082	(240)	—	—	14,842
2005	15,082	—	—	—	15,082

Trust Deed Mortgage Notes Valuation Allowance

(In thousands)		Additions Charged To
Years Ended December 31,	Balance At Beginning Of Period	Costs And Expenses	Other	Deductions	Balance At End Of Period
2007	$250	$13,721	$—	$—	$13,971
2006	—	—	—	—	—
2005	—	—	—	—	—